Form 10QSB
period 1995-09-30
MESA LABORATORIES INC /CO
filed 1995-12-11
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[x]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission File Number 0-11740

                                               MESA LABORATORIES,
INC.
(Exact Name of Small Business Issuer as Specified in its Charter)

                         COLORADO
                          84-
0872291

(State or other Jurisdiction of
(I.R.S. Employer

Incorporation or Organization)
Identification No.)


12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO
   80228
(Address of Principal Executive Offices)
                              (Zip Code)

Issuer's telephone number, including area code:
                        (303) 987-8000

3904 YOUNGFIELD STREET, WHEATRIDGE, COLORADO
  80033
(Previous Address)
                               (Previous Zip Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been subject to the filing requirements for the
past 90 days.   Yes X   No   .

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There were 4,258,661 shares of the Issuer's common stock, no par value, outstanding as of September 30, 1995.


Balance Sheet
(Unaudited)


September
30,
March 31,



1995

1995

Assets


Current assets



	Cash and cash equivalents
	$	890,127
	$	402,913

	Accounts receivable, net
		1,697,617
		1,711,489

	Inventories
		2,099,593
		2,032,638

	Prepaid income tax
		-
		53,530

	Prepaid expenses
		12,001
		38,824

	Deferred income taxes
		72,815
		72,815

		Total current assets
		4,772,153
		4,312,209





Property, plant & equipment, net
		1,587,652
		1,311,243





Other assets



	Patents, trademarks and covenants, net
		1,169,454
		1,234,317

	Deposits and other assets
		5,931
		7,964





Total assets
	$	7,535,190
	$	6,865,733





Liabilities and Stockholders' Equity





Current liabilities



	Accounts payable
	$	133,917
	$	118,703

	Accrued salaries & payroll taxes
		159,187
		219,144

	Other accrued expenses
		200,187
		158,223

	Taxes payable
		12,925
		19,602





		Total current liabilities
		506,216
		515,672





Long term liabilities



	Deferred Income Taxes Payable
		65,650
		65,650





Stockholders' equity



	Preferred stock, no par value
		-
		-

	Common stock, no par value; authorized
8,000,000 shares; issued and
outstanding, 4,258,661 shares
(9/30/95) and 4,233,761 shares
(3/31/95)


		3,070,578


		3,045,532

	Retained earnings
		3,892,746
		3,238,879





		Total stockholders' equity
		6,963,324
		6,284,411





Total liabilities and stockholders'
equity
	$	7,535,190
	$	6,865,733




Statements of Operations
(Unaudited)



Three Months Ended



September 30,



1995

1994






Sales
	$
	1,798,90
4
	$
	1,578,33
9





Cost of goods sold
		720,729
		579,163

Selling, general and administrative
		500,286
		484,265

Research and development
		69,642
		87,989

Other (income) and expenses
		(10,476)
		(9,192)



	1,280,18
1

	1,142,22
5





Earnings before income taxes
		518,723
		436,114





Income taxes
		181,600
		150,300





Net income
	$	337,123
	$	285,814





Net income per share of common stock
	$	.08
	$	.07





Weighted average number of shares
outstanding

	4,362,00
0

	4,365,00
0












Statements of Operations
(Unaudited)



Six Months Ended


             September
30,



1995

1994






Sales
	$	3,452,092
	$	3,000,285





Cost of goods sold
		1,330,262
		1,104,770

Selling, general and administrative
		986,845
		947,759

Research and development
		149,523
		174,033

Other (income) and expenses
		(20,405)
		(15,384)


		2,446,225
		2,211,178









Earnings before income taxes
		1,005,867
		789,107





Income Taxes
		352,000
		272,200





Net Income
	$	653,867
	$	516,907





Net income per share of common stock
	$	.15
	$	.12





Weighted average number of shares
outstanding
		4,324,000
		4,380,000




Statements of Cash Flows
(Unaudited)



Six Months Ended



September 30,



1995

1994






Cash flows from operating activities



	Net income
	$	653,867
	$	516,907

	Depreciation and Amortization
		143,851
		126,678

	Change in assets and liabilities-



		Accounts receivable
		13,872
		147,895

		Inventories
		(66,955)
		(310,739)

		Prepaid expenses
		80,353
		19,068

		Deposits
		2,033
		(50,000)

		Accounts payable
		15,214
		2,258

		Accrued liabilities
		(24,670)
		(42,161)


		163,698
		(107,001)

			Net cash (used) provided by
operating activities
		817,565
		409,906





Cash flows from investing activities



	Trademarks
		(1,474)
		-

	Capital expenditures, net of
retirements
		(353,923)
		(37,337)

			Net cash (used) provided by
investing activities
		(355,397)
		(37,337)





Cash flows from financing activities



	Notes payable and other
		-
		(22,874)

	Treasury stock purchases
		(30,816)
		(183,174)

	Proceeds from stock options exercised
		55,862
		2,961

			Net cash (used) provided by
financing activities
		25,046
		(203,087)





Net increase (decrease) in cash and
equivalents
		487,214
		169,482





Cash and cash equivalents at beginning of
period
		402,913
		923,242





Cash and cash equivalents at end of
period
	$	890,127
	$	1,092,724





Note 1 - Summary of Accounting Policies

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB, at March 31, 1995.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.


Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations

Liquidity and Capital Resources

On September 30, 1995, the Company had cash and cash equivalents of $890,127. In addition, the Company had other current assets totaling
$3,882,026 and total current assets of $4,772,153. Current liabilities of Mesa Laboratories, Inc. were $506,216 which resulted in a current ratio of 9.4:1.

The Company has made net capital asset purchases of $353,923. The Company moved all of its operations to its newly acquired facility in Lakewood, Colorado in late August of this year.

During the first quarter of fiscal 1995, the Company announced its intention to repurchase up to 5% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be with existing cash reserves. At September 30, 1995, the Company has purchased 172,220 shares of its common stock at a cost of $434,095.

The Company anticipates that it will be able to meet the working capital needs of its operations through internally generated cash flow during the current fiscal year.

Results of Operations

Revenue

Net sales for the six months ended September 30, 1995 increased
$451,807 or 15% to $3,452,092 from the $3,000,285 net sales level achieved for the same six month period last year. Net sales for the quarter increased $220,565 or 14% to $1,798,904 from the $1,578,339 net sales level achieved in the same quarter last year. For both the quarter and year-to-date Datatrace and Nusonics products showed increased sales while Medical products showed a small decrease. In the Datatrace line, the new Field Replaceable Battery Micropack
Tracer was responsible for increased sales, while the increase in Nusonics sales was driven by the new CM800 Flow Meter and an overall increase in Concentration Analyzer sales.




Item 2 - Management's Discussion and Analysis of Financial Condition and
Results of Operations (continued)

Cost of Goods Sold

Cost of goods sold for the first six months as a percent of net sales was 39% representing an increase of 2% from the 37% level one year ago. Cost of goods sold for the current quarter as a percent of net sales was 40% which represents an increase of 3% from the 37% level in the same quarter one year ago. The quarter and year-to-date showed an increase in cost of goods sold as a percentage of sales.
Most of this increase was realized in the most recent quarter and is attributable to an increase in Sonic Flow Meters as a percent of total sales and reallocation of resources from Research and Development to Quality Assurance.

Selling, General and Administrative

Selling, general and administrative expenses for the first six months rose 4% or $39,086 to $986,845 from $947,759 in the same period last year. Selling, general and administrative expenses for the current quarter totaled $500,286 which was up 3% or $16,021 from $484,265 expended in the same quarter one year ago. For the year, increases in Administration and Datatrace marketing expenses were partially off-set by decreases in Medical and Nusonics marketing expense. For the remainder of the fiscal year, it is expected that Nusonics marketing expense will increase due to the addition of a Regional
Sales Manager position, but for the remainder of the year, total selling, general and administrative expense is not expected to increase significantly from the first half of the fiscal year.

Research and Development

Research and development for the first six months decreased to $149,523 from $174,033 last year. Research and development for the quarter was $69,642 which represents a $18,347 decrease in expense in relation to the same quarter last year. For the year-to-date and quarter, research and development spending has decreased due to a reduction in salary expense and the reallocation of certain resources to Quality Assurance.

Net Income

Net income for the six months ended September 30, 1995, increased 26% to $653,867 or $.15 per share from $516,907 or $.12 per share last year. Net income for the quarter was $337,123 or $.08 per share which rose 18% compared to net income of $285,814 or $.07 per share in the same quarter last year. During the second quarter and first six months of the fiscal year, net income increased at a higher percentage than net sales. While the second quarter profitability was impacted by costs of the Company's facility move, for the remainder of the fiscal year spending is expected to continue to grow at a lower rate than revenues.




Item 4 - Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on October 12, 1995. Of the 4,260,961 shares entitled to vote, 3,685,821 were represented either in person or by proxy. Five directors were elected to serve until the next Annual Meeting of Shareholders. The five directors elected were:

	Luke R. Schmieder
H. Stuart Campbell

	Paul D. Duke
G. Lee Southard

	Philip D. Quedenfeld



All director positions stand for election at each Annual Meeting of Shareholders.



SEPTEMBER 30, 1995




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)



Date:	November 16, 1995    			By:

								Luke R. Schmieder
								President, Chief
Executive
								Officer, Treasurer and
Director

Date:	November 16, 1995    			By:

								Steven W. Peterson
								Vice President-Finance,
Chief
								Financial and Accounting
Officer
								    and Secretary









- 2 -

MESA LABORATORIES, INC.


See notes to financial statements.

- 6 -

MESA LABORATORIES, INC.

Notes to Financial Statements


- 8 -

MESA LABORATORIES, INC.

Other Information

MESA LABORATORIES, INC.