Form 10QSB
period 1995-12-31
MESA LABORATORIES INC /CO
filed 1996-02-15
CIK 724004

Form 10-QSB

	U.S. Securities and Exchange Commission

	Washington, D.C. 20549

	Form 10-QSB


[x]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

			For the quarterly period ended December 31, 1995

	OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
	EXCHANGE ACT

	For the transition period from          to

	Commission File Number 0-11740

                      MESA LABORATORIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)


           COLORADO                             84-0872291
(State or other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)


12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO          80228
(Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number, including area code: (303) 987-8000

3904 YOUNGFIELD STREET, WHEATRIDGE, COLORADO         80033
(Previous Address)                              (Previous Zip
Code)

     Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been subject to the filing requirements for
the past 90 days.   Yes X   No   .

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

     There were 4,269,146 shares of the Issuer's common stock, no par value, outstanding as of December 31, 1995.

ITEM 1. FINANCIAL STATEMENTS 	FORM 10-QSB

	MESA LABORATORIES, INC.
	BALANCE SHEETS
	(UNAUDITED)

ASSETS                               DECEMBER 31, 1995       MARCH 31, 1995
  CURRENT ASSETS
    Cash and Cash Equivalents           $    1,161,854       $      402,913
    Accounts Receivable, Net                 1,947,008            1,711,489
    Inventories                              2,070,235            2,032,638
    Prepaid Income Tax                               -               53,530
    Prepaid Expenses                            22,866               38,824
    Deferred Income Taxes                       72,815               72,815

      TOTAL CURRENT ASSETS                   5,274,778            4,312,209

  PROPERTY, PLANT & EQUIPMENT, NET           1,597,564            1,311,243

  OTHER ASSETS
    Patents, Trademarks and
      Covenants, Net                         1,136,361            1,234,317
    Deposits and Other Assets                    1,530                7,964

      TOTAL ASSETS                      $    8,010,233       $    6,865,733

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable                    $      102,346       $      118,703
    Accrued Salaries & Payroll Taxes           175,319              219,144
    Other Accrued Expenses                     117,592              158,223
    Taxes Payable                               78,436               19,602

      TOTAL CURRENT LIABILITIES                473,693              515,672

  LONG TERM LIABILITIES
    Deferred Income Taxes Payable               65,650               65,650

  STOCKHOLDERS' EQUITY
    Preferred Stock, No Par Value                    -                   -
    Common Stock, No Par Value;
	authorized 8,000,000 shares;
	issued and outstanding,
	4,269,146 shares (12/31/95)
	and 4,233,761 shares (3/31/95)          3,096,979            3,045,532
    Retained Earnings                        4,373,911            3,238,879

      TOTAL STOCKHOLDERS' EQUITY             7,470,890            6,284,411


      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY             $    8,010,233       $    6,865,733

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)	FORM 10-QSB

	MESA LABORATORIES, INC.
	STATEMENTS OF OPERATIONS
	(UNAUDITED)

                                     Three Months             Three Months
                                            Ended                    Ended
                                     Dec 31, 1995             Dec 31, 1994
Sales                               $   2,216,574            $   1,700,367

Cost of Goods Sold                        888,253                  672,823
Selling, General & Administrative         551,658                  448,765
Research and Development                   52,292                   84,659
Other (Income) and Expenses               (15,895)                 (12,815)

                                        1,476,308                1,193,432


Earnings Before Income Taxes              740,266                  506,935

Income Taxes                              259,100                  174,900

Net Income                          $     481,166            $     332,035

Net Income Per Share of
   Common Stock                     $         .11            $         .08



Weighted Average Number of
   Shares Outstanding                   4,401,000                4,310,000


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                      FORM 10-QSB

	MESA LABORATORIES, INC.
	STATEMENTS OF OPERATIONS
	(Unaudited)


								  Nine Months		  Nine Months
								        Ended		        Ended
								 Dec 31, 1995		 Dec 31, 1994
Sales							$   5,668,666		$   4,700,652

Cost of Goods Sold					    2,218,516		    1,777,593
Selling, General & Administrative		    1,538,503		    1,396,524
Research and Development				      201,816		      258,692
Other (Income) and Expenses			      (36,301)		      (28,199)
								    3,922,534		    3,404,610


Earnings Before Income Taxes			    1,746,132		    1,296,042

Income Taxes						      611,100		      447,100

Net Income						$   1,135,032		$     848,942

Net Income Per Share of
   Common Stock					$         .26		$         .20



Weighted Average Number of
   Shares Outstanding				    4,352,000		    4,350,000


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                           FORM 10-QSB

	MESA LABORATORIES, INC.
	STATEMENTS OF CASH FLOWS
	(Unaudited)

										  Nine Months	  Nine Months
Increase (Decrease) in Cash and Cash			        Ended	        Ended
Equivalents                         			 Dec 31, 1995	 Dec 31, 1994
Cash Flows From Operating Activities:
 Net Income								$   1,135,032	$     848,942
 Depreciation and Amortization				      217,939	      190,018
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable	     (235,519)	      (81,869)
    (Increase) Decrease in Inventories			      (37,597)
(368,516)
    (Increase) Decrease in Prepaid Expenses		       69,488
(1,540)
    (Increase) Decrease in Deposits			        6,434	      (50,000)
    Increase (Decrease) in Accounts Payable		      (16,357)
11,869
    Increase (Decrease) in Accrued Liabilities	      (25,622)	     (172,315)
Net Cash (Used) Provided by Operating
 Activities								    1,113,798	      376,589

Cash Flows From Investing Activities:
 (Increase) Decrease in Trademarks				       (1,549)
-
 Capital Expenditures, Net of Retirements		     (404,755)	      (44,522)
Net Cash (Used) Provided by Investing Activities	     (406,304)
(44,522)

Cash Flows From Financing Activities:
 Increase (Decrease) in Notes Payable & Other	            - 	      (22,874)
 Treasury Stock Purchases                     	      (30,815)	     (275,867)
 Proceeds From Stock Options Exercised			       82,262
4,042
Net Cash (Used) Provided by Financing Activities	       51,447
(294,699)

Net Increase (Decrease) In Cash and Equivalents	      758,941	       37,368

Cash and Cash Equivalents at Beginning
 of Period								      402,913	      923,242

Cash and Cash Equivalents at End of Period		$   1,161,854	$     960,610


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)	FORM 10-QSB


	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	 December 31, 1995 AND 1994
	(Unaudited)

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1995, the Company had cash and cash equivalents of $1,161,854. In addition, the Company had other current assets totaling $4,112,924 and total current assets of $5,274,778. Current liabilities of Mesa Laboratories, Inc. were $473,693 which resulted in a current ratio of 11.1:1.

	The Company has made net capital asset purchases of $404,755. The Company moved all of its operations to its newly acquired facility in Lakewood, Colorado in late August of this year.

	During the first quarter of fiscal 1995, the Company announced its intention to repurchase up to 5% of its outstanding common stock.
Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be with existing cash reserves. At December 31, 1995, the Company has purchased 172,220 shares of its common stock at a cost of $434,095.

	The Company anticipates that it will be able to meet the working capital needs of its operations through internally generated cash flow during the current fiscal year.

	FORM 10-QSB

RESULTS OF OPERATIONS

REVENUE

	Net sales for the nine months ended December 31, 1995 increased $968,014 or 21% to $5,668,666 from the $4,700,652 net sales level achieved for the same nine month period last year. Net sales for the quarter increased $516,207 or 30% to $2,216,574 from the $1,700,367 net sales level achieved in the same quarter last year. For both the quarter and year-to-date Datatrace and Nusonics products showed increased sales while Medical products showed a small decrease. In the Datatrace line, the new Field Replaceable Battery Micropack Tracer was responsible for increased sales, while the increase in Nusonics sales was driven by the new CM800 Flow Meter and an overall increase in Concentration Analyzer sales.

COST OF GOODS SOLD

	Cost of goods sold for the first nine months as a percent of net sales was 39% representing an increase of 1% from the 38% level one year ago. Cost of goods sold for the current quarter as a percent of net sales was 40% which was unchanged from the 40% level in the same quarter one year ago. The year-to-date showed an increase in cost of goods sold as a percentage of sales. Most of this increase was realized in the second quarter and is attributable to an increase in Sonic Flow Meters as a percent of total sales and reallocation of resources from Research and Development to Quality Assurance.

SELLING, GENERAL AND ADMINISTRATIVE

	Selling, general and administrative expenses for the first nine months rose 10% or $141,979 to $1,538,503 from $1,396,524 in the same period last year. Selling, general and administrative expenses for the current quarter totaled $551,658 which was up 23% or $102,893 from $448,765 expended in the same quarter one year ago. For the year, increases in Administration, Datatrace marketing and Nusonics marketing expenses were partially off-set by a decrease in Medical marketing expense. For the remainder of the fiscal year, it is expected that Nusonics marketing expense will increase due to the addition of a Regional Sales Manager position, and increased commission expenses due to higher sales volume.

RESEARCH AND DEVELOPMENT

     Research and development for the first nine months decreased to $201,816 from $258,692 last year. Research and development for the quarter was $52,292 which represents a $32,367 decrease in expense in relation to the same quarter last year. For the year-to-date and quarter, research and development spending has decreased due to a reduction in salary expense and the reallocation of certain resources to Quality Assurance.

NET INCOME	FORM 10-QSB

	Net income for the nine months ended December 31, 1995, increased 34% to $1,135,032 or $.26 per share from $848,942 or $.20 per share last year. Net income for the quarter was $481,166 or $.11 per share which rose 45% compared to net income of $332,035 or $.08 per share in the same quarter last year. During the third quarter and first nine months of the fiscal year, net income increased at a higher percentage than net sales. While the second quarter profitability was impacted by costs of the Company's facility move, for the remainder of the fiscal year spending is expected to continue to grow at a lower rate than revenues.

PART II-OTHER INFORMATION

None.

	FORM 10-QSB


	MESA LABORATORIES, INC.



	DECEMBER 31, 1995




	SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)



DATED: February 12, 1996    	BY:
						   Luke R. Schmieder
						   President, Chief Executive
						   Officer, Treasurer and
						   Director

DATED: February 12, 1996    	BY:
						   Steven W. Peterson
						   Vice President-Finance, Chief
						   Financial and Accounting Officer
						   and Secretary