Form 10KSB
period 1996-03-31
MESA LABORATORIES INC /CO
filed 1996-06-28
CIK 724004

US SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED MARCH 31, 1996

Commission File Number 0-11740

                    MESA LABORATORIES, INC.
(Name of small business issuer in its charter)

          Colorado                            84-0872291
(State or other jurisdiction of      (I.R.S. Employer Identifica-
incorporation or organization)	 tion Number)


   12100 West Sixth Avenue
      Lakewood, Colorado                       80228
(Address of principal executive              (Zip Code)
offices)

Issuer's telephone number:  (303) 987-8000

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X          NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:
$8,062,561.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of May 31, 1996: $30,239,190*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No
Par Value Common Stock--4,314,157 shares as of March 31, 1996.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes  ;  No    X  .

   *	The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $9.00, the last sales price of the Registrant's common stock as of May 31, 1996, such date being within 60 days prior to the date of filing.


PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

	Mesa Laboratories, Inc. (formerly Mesa Medical Inc.) (hereinafter referred to as the "Company" or "Mesa") was incorporated as a Colorado corporation on March 26, 1982. The Company designs, develops, acquires, manufactures and markets instruments and systems utilized in connection with industrial applications and hemodialysis therapy. In August 1984, the Company acquired Western Laboratories Corp., a manufacturer and marketer of a line of instruments for use in calibrating hemodialysis proportioning equipment. In June 1989, the Company acquired the DATATRACE product line of Ball Corporation. In February 1993, the Company acquired the assets of NUSONICS, Inc., a manufacturer of ultrasonic flow meters and analyzers.

	The Company presently markets the DATATRACE and ELOGG recording systems which are used in various industrial applications; NUSONICS Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products which are used in various industrial applications; and two product lines used in dialysis [Western Meters and the ECHO Reprocessor]. The Company is also performing research and development to expand the application of its technology.

	Mesa's executive offices are located at 12100 West Sixth
Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

Temperature Recording

	The world market for temperature sensors, indicators and recorders is currently estimated at $1.8-2.1 billion and is projected to grow at an annual rate of 4-6% over the next several years. The electronics-based thermal sensor market to which DATATRACE products belong currently exceeds $100 million and is expected to expand at a rate of between 9% and 11%.

	The temperature recording market is highly segmented. DATATRACE products have developed application niches within major industry segments such as food processing, pharmaceutical processing, transportation, electronics, aerospace, storage facilities and textile manufacturing. DATATRACE products are used in any industry where temperature is critical to the manufacturing process, quality of the product or where product temperature profiles are required in a continuous or moving process environment.

DATATRACE Micropack Tracers, FRB Tracers and Flatpack Tracers

	The Micropack Tracer utilizes the latest advances in microcircuitry, power supply and sensor technologies. The instrument is computer based and can be programmed by the user to take and store up to 1,000 temperature readings. A lithium battery is utilized so that the device is completely self-contained and requires no external wires or cables. The devices operate at temperatures from - 40 F to 680 F and provide both high accuracy and reliability. Currently, the Micropack Tracers are sold with various probe configurations in three temperature ranges: LoTemp, which records temperatures from -40 F to 185 F; Standard Temp, which records temperatures from 50 F to 302 F;
and HiTemp, which records  temperatures from 212 F to 680 F.
The Flatpack Tracer provides the customer with a flat profile instrument in addition to the round Micropack Tracer. The Flatpack Tracer is offered in the same temperature ranges and probe configurations as the Micropack Tracer. Offering the same features but slightly larger than the Micropack Tracer, the FRB Tracer provides users with the ability to replace batteries at their facility, lowering operating cost and down time for factory replacement of the battery.

	The DATATRACE Tracers can be placed completely inside a container or process to provide true time and temperature profiles of manufacturing processes, transportation systems and storage facilities. Optional probe configurations and attachments allow the Tracers to be adapted to a wide variety of applications. By eliminating the need for wires or cable connections, the Tracer greatly reduces set up time while increasing measurement reliability.

DATATRACE PC Interface

	The DATATRACE product line also includes a PC Interface Module and system software for user programming of the Tracer instruments for graphics software and displaying and analyzing results. Programming and retrieval of data from the Tracer is achieved by placing the instrument in the PC Interface Module which is linked to a personal computer. The system's software is menu driven, allowing the operator to quickly and easily program start time and date, sample intervals and run ID. Programming can be accomplished within fifteen seconds by the operator. After a process run, data is retrieved by returning the Tracer to the PC Interface Module and following the menu instructions.

ELOGG Dataloggers

	The Company distributes the ELOGG Datalogger product line in North America. The ELOGG line is similar in concept to the DATATRACE line, featuring different benefits to the end-user such as longer battery life, extended memory and humidity logging in certain models. Unlike the DATATRACE products, the ELOGG is a larger device which is not as environmentally resistant and is ideally suited for long-term monitoring applications, such as transportation and warehousing. The ELOGG line also features a PC Interface Module and software for user programming.

Sonic Fluid Measurement

	The Company's sonic fluid measurement product line consists of two major segments: Sonic Flow Meters and Concentration Monitors. While the total market for flow meters is very large, the NUSONICS Sonic Flow Meters best serve applications where cleanliness, resistance to corrosives or portability are required. Specific applications where the NUSONICS products are particularly well suited include water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications.

	The Concentration Monitor segment of the product line consists of Pipeline Interface Detectors and Concentration Analyzers. The Pipeline Interface Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application, such as chemical and food processing, pharmaceutical processing and polymerization processes.

NUSONICS Sonic Flow Meters

	The Sonic Flow Meter line is a range of products which are suited to various measurement applications. Introduced during fiscal 1995, the Model CM800 Sonic Flow Meter is the Company's main wetted transducer meter. With transducers that are mounted through the pipe wall and in contact with the material flowing through the pipe, it is the most accurate type of ultrasonic flow meter. The Model 90 Sonic Flow Meter features strap-on transducers and is sold in portable and fixed process versions. This product offers flexibility and portability for measuring flow and is totally noninvasive, measuring flow rates through the pipe wall. The Company offers flow measurement products directed toward the heating, ventilation and air conditioning (HVAC) market. The Balance Master Meter is a hand-held portable meter which quickly plugs into specialized flow stations with window seal ports. This meter allows the plant engineer to quickly read and adjust flow within a building. The CM800 Flow Meter utilizes the same window seal flow stations as the Balance Master to provide continuous flow monitoring for use in energy management systems. In addition, the Company markets doppler flow meters in both permanent and strap-on transducer models. Unlike the transit-time technology that the Company's other flow products utilize to measure clean fluids with dissolved solids, the doppler technology is utilized when the fluids to be measured contain either suspended solids or entrained gases.

NUSONICS Sonic Concentration Analyzers

	Liquid composition can be determined by measuring sound
velocity.   Since the sound velocity of any liquid is unique, the
relationship between sound velocity, liquid composition and temperature is different for every liquid. Once the relationship is known, sound velocity can be used to monitor changes in liquid composition, often with much greater precision than can be realized with other measuring devices.

	Composition Analyzers are marketed to various industrial users and are currently used to monitor more than 250 different materials.
  On a real time basis, the analyzer will monitor the composition of materials for process control of blending operations or for tracking the progress of polymerization processes. This product line is currently led by the Model 86 Composition Monitor. In addition, the Company also offers Model 87 (a laboratory model) and the new Model 88 (which provides new signal processing technology).

	Based on the same technology as the Composition Analyzers, the Company also markets Pipeline Interface Detectors to the petroleum pipeline industry. This instrument is used to monitor the interface of similar materials in a pipeline, such as leaded and unleaded fuel. By detecting these interfaces, the pipeline operator can accurately perform switching operations within the pipeline system.

Kidney Hemodialysis Treatment

	Patients with kidney failure (known as end stage renal disease, or ESRD) require the removal of toxic waste products and excess water through artificial means. This process needs to be performed three times per week and is most often accomplished through the use of hemodialysis.

	Hemodialysis requires the treatment to be conducted on a dialysis machine through the use of a disposable cartridge known as a dialyzer. Blood is brought extracorporally to the dialysis machine for control and monitoring and passes through the dialyzer where waste products and excess water are removed. This treatment generally lasts three to four hours and is conducted three times per week. These hemodialysis procedures are performed in kidney dialysis centers, hospitals and in the home. The bulk of the treatments are conducted in over 2,000 clinics and hospital centers. Currently, there are over 100,000 patients in the U.S. undergoing dialysis therapy.

	In addition to the reimbursement policies of the United
States Government and state agencies, the Company's revenues from its dialysis products can be expected to be dependent upon the policies of insurance companies and kidney foundations.



Western Meters

	Mesa's Western Meters are instruments that are used to test various parameters of the dialysis fluid (dialysate). The meter line consists of five different meters. Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper constituency to promote the transfer of waste products from the blood to the dialysate. The meters are used to check the conductivity and other variables of the dialysate before the dialysis process begins.
The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis unit is working within prescribed limits.

	The Company's Western Meter product line consists of several different meters. Model 81 is a digital meter which measures conductivity only and is used primarily by home dialysis patients. Models 80C and 80BC measure both conductivity and temperature and are also designed for use by home dialysis patients. Model 90BC is used by dialysis centers and measures conductivity, temperature and pressure. Model 90DX, the most advanced Western Meter, measures conductivity, temperature, pressure and pH.
 Model 90DX is microprocessor-based and features improved accuracy and user convenience and field calibration capabilities.

The ECHO MM-1000 Dialyzer Reprocessor

	Dialyzer reuse is a procedure in which a patient's dialyzer is cleaned, performance tested and disinfected before it is reused by the same patient. The approximate cost of the dialyzer is $10-$50, and each patient requires approximately 156 dialyzers annually if no reuse is employed. Although the Company has not conducted a scientific market survey, it estimates that more than 70% of the hemodialysis patients being treated in centers are involved with reuse programs.

	The ECHO MM-1000 Dialyzer Reprocessor is a fully automated dialyzer reuse machine for which the Company received permission to market from the FDA in June 1982. It automatically cleans, rinses, tests and delivers disinfectants to dialyzers after dialysis therapy, thereby allowing the dialyzer cartridges to be reused rather than disposed of after each use. It is designed to accommodate virtually all manual reprocessing procedures in use today and can be programmed to automate them without extensive modification or rework. Manual procedures have been used to reprocess dialyzers effectively for over 30 years and are the basis of most automated systems in use today. Additionally, the system can be programmed to use prescribed chemicals. The ECHO System is totally self-contained, aside from water and chemicals, and requires no user adjustments.


Manufacturing

	The Company assembles its manufactured products at its facility in Lakewood, Colorado. The Company's manufacturing consists primarily of assembling and testing materials and component parts purchased from others.

	Most of the materials and components used in the Company's product lines are available from a number of different suppliers.
 Mesa generally maintains multiple sources of supplies for most items but is dependent on a single source for certain items. Mesa believes that alternative sources could be developed, if required, for present single supply sources. Although the Company's dependence on these single supply sources may involve a degree of risk, to date, Mesa has been able to acquire sufficient stock to meet its production schedules.

Marketing and Distribution

	The Company's domestic sales of its dialysis products are generated by its in-house marketing staff while the Company maintains an organization of independent manufacturers' representatives to distribute its DATATRACE and ELOGG product lines. For its NUSONICS product lines, a separate organization of manufacturers' representatives is maintained while a distributor network is being used for the Company's HVAC product line.  International sales are conducted through over 50 distributors.
 During the fiscal year ended March 31, 1996, approximately 54% of sales have been domestic and 46% have been international, to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and
Mexico.

	Sales promotions include attendance by Mesa representatives at conventions and the continuation of direct mail campaigns and trade journal advertising in industry related publications.

	Customers of Mesa's dialysis products primarily include dialysis centers and dialysis equipment manufacturers. The primary emphasis of the Company's marketing effort is to offer quality products to the healthcare market which will aid in cost containment and improved patient well-being.

	DATATRACE and ELOGG customers include numerous industrial users who utilize the products within a variety of manufacturing, transportation and storage applications. The emphasis of the Company's marketing effort is to offer a quality product that provides a unique and flexible solution to monitoring temperature without interfering with the processing, transportation or storage of the product.

	NUSONICS customers include various industries such as water treatment, manufacturing, HVAC and petroleum product transportation. The
 Company's marketing efforts are focused on offering flow measurement and concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

	During the fiscal year ended March 31, 1996, no single customer accounted for 10% or more of the Company's revenues. The Company does not believe that it is dependent upon a single customer or a few customers, whose loss would have a long term adverse effect upon the Company's business.



Competition

	Mesa competes with major medical and instrumentation companies as well as a number of smaller companies, many of which are well established, with substantially greater capital resources and larger research and development facilities. Furthermore, many of these companies have an established product line and a significant operating history.
Accordingly, the Company may be at a competitive disadvantage due to such factors as its limited resources and limited marketing and distribution network.

	Companies with which Mesa's medical products compete include Minntech Corp. and Automata, Inc. Companies with which Mesa's DATATRACE and
 ELOGG instrumentation products compete include Testoterm, Inc. and Rustrak Instruments. Companies with which Mesa's NUSONICS products compete include Controlotron, Badger Meter and Panametrics.

	In the area of dialyzer reuse, management believes that the availability of an automated reprocessing system which consistently cleans, rinses and disinfects dialyzers, as well as tests them for physical performance and leaks, can dramatically alter the reuse patterns. Mesa believes that it is the largest supplier of meters used to calibrate hemodialysis equipment, although it has not conducted independent market surveys. The DATATRACE and ELOGG products offer unique solutions to monitoring temperature through a continuous process or long-term transportation and warehousing applications. Although there are other solutions to temperature monitoring available, the DATATRACE products offer a miniaturized, self-contained, environmentally resistant, wireless solution to temperature recording. NUSONICS products offer solutions to monitoring of clean fluids as well as highly corrosive materials, which are either noninvasive or do not disturb the flow of the product through the pipe. NUSONICS products also offer a unique solution to monitoring variations in a fluid's concentration as the fluid passes through a pipeline into or out of a process.

Government Regulation

	Medical devices marketed by Mesa are subject to the provisions of the Federal Food, Drug and Cosmetic Act, as amended by the
 Medical Device Amendments of 1976 (hereinafter referred to as the "Act").
 A medical device which was not marketed prior to May 28, 1976, or is not substantially equivalent to a device marketed prior to that date, may not be marketed until certain data is filed with the FDA and the FDA has affirmatively determined that such data justifies marketing under conditions specified by the FDA. A medical device is defined by the Act as an instrument which (1) is intended for use in the diagnosis or the treatment of disease, or is intended to affect the structure of any function of the human body; (2) does not achieve its intended purpose through chemical action; and (3) is not dependent upon being metabolized for the achievement of its principal intended purpose. The Act requires any company proposing to market a medical device to notify the FDA of its intention at least ninety days before doing so, and in such notification must advise the FDA as to whether the device is substantially equivalent to a device marketed prior to May 28, 1976. As of the date hereof, the Company has received permission from the FDA to market all of its medical products.

	Mesa's medical products are subject to FDA regulations and inspections, which may be time-consuming and costly. This includes on-going compliance with the FDA's current Good Manufacturing
 Practices regulations which require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use. Failure to comply with these practices renders the product adulterated and could subject the Company to an interruption of manufacture and sale of its medical products and possible regulatory action by the FDA.

	The manufacture and sale of medical devices is also regulated by some states. Although there is substantial overlap between state regulations and the regulations of the FDA, some state laws may apply. Mesa, however, does not anticipate that complying with state regulations will create any significant problems. Foreign countries also have laws regulating medical devices sold in those countries.

Employees

	At March 31, 1996, the Company had a total of 45 employees, of which 44 were full-time employees. Currently, 10 persons are employed for marketing, 5 for research and development, 25 for manufacturing and quality assurance and 5 for administration.

Additional Information

	For the fiscal years ended March 31, 1996 and 1995, Mesa spent approximately $294,826 and $358,481, respectively, on
 Company-sponsored research and development activities.

	Compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment has not had, and is not expected to have, any adverse effect upon capital expenditures, earnings or the competitive position of the Company. Mesa is not presently a party to any litigation or administrative proceedings with respect to its compliance with such environmental standards. In addition, the Company does not anticipate being required to expend any capital funds in the near future for environmental protection in connection with its operations.

	The Company has been issued patents for its DATATRACE temperature recording devices and its NUSONICS sonic flow measurement and sonic concentration monitoring products. Failure to obtain patent protection on the Company's remaining products may have a substantially adverse effect upon the Company since there can be no assurance that other companies will not develop functionally similar products, placing the Company at a competitive disadvantage. Further, there can be no assurance that patent protection will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others and such actions could interfere with the business of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

	Mesa owns its 39,616 square foot facility at 12100 W. 6th
Avenue, Lakewood, Colorado 80228. All manufacturing, warehouse, marketing, research and administrative functions are based at this location.
 The facility is approximately 60% utilized and should provide adequate capacity for continued expansion.

	The Company does not invest in, and has not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not the Company's policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3.  LEGAL PROCEEDINGS.

	No material legal proceedings to which the Company is a party or to which any of its property is the subject are pending and no such proceedings are known by the Company to be contemplated. The Company is not presently a party to any litigation or administrative proceedings with respect to its compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and no such proceedings are known by the Company to be contemplated. No legal actions are contemplated nor judgments entered against any officer or director of the Company concerning any matter involving the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

	No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.




PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

	(a)	Mesa's Common Stock is traded in the over-the-counter
market on the Nasdaq National Market under the symbol "MLAB". For the last two fiscal years, the high and low closing bid prices of the Company's Common Stock as reported to the Company by the National Association of Securities Dealers, Inc. were as follows:

	Quarter Ended:					High		Low
	June 30, 1994			          2 15/16    2 1/16
	September 30, 1994			     2 3/4      2 7/16
	December 31, 1994			     2 3/4	 2 3/8
	March 31, 1995			          2 9/16	 2 1/4

	Quarter Ended:					High		Low

	June 30, 1995			          3 3/4	2 1/2
	September 30, 1995			     4 1/4	3 1/4
	December 31, 1995			     4 5/8	3 5/8
	March 31, 1996					8 3/8	4 1/4

	The over-the-counter quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	(b)	As of March 31, 1996, there were approximately 2,000
record and beneficial holders of Mesa's Common Stock.

	(c)	The Company has not declared or paid any dividends to
date.



ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

Results of Operations

Net Sales

	Net sales for fiscal 1996 increased 22% from fiscal 1995.
In real dollars, net sales of $8,062,561 in fiscal 1996 increased
$1,458,958 from $6,603,603 in 1995. Net sales increases in fiscal 1996 were due largely to increased Nusonics sales resulting from introduction of the CM800 Flow Meter and M88 Concentration Analyzer and higher international sales.
Medical and Datatrace sales during the fiscal year also increased from the prior fiscal year. Net sales increases in fiscal 1995 were due largely to increased Datatrace sales resulting from introduction of the FRB Tracer and higher international sales.

Cost of Sales

	Cost of sales as a percent of net sales in fiscal 1996 were unchanged from fiscal 1995 at 38.3%. During fiscal 1996, Medical costs decreased 4.4% and Datatrace costs increased 3.3%, respectively, as a percent of sales while Nusonics costs increased 3.6% as a percent of sales.
For fiscal 1995, the cost of Nusonics products increased 1.5% and Medical products increased 4.7%, respectively, while Datatrace products decreased 0.6% as a percent of sales. In fiscal 1996, the increase in Datatrace and
 Nusonics cost of sales was due to increased allocation of production support costs, while Medical costs were decreased by the same change in allocations. The increase in Datatrace cost of sales in fiscal 1995 was due to a higher ratio of Tracer units to PC Interface units and increased sales of distributed products.

Selling, General and Administrative

	Selling expenses increased 20% from fiscal 1995 to fiscal
1996. In real dollars, selling expenses increased $249,633 to $1,470,779 in fiscal 1996 from $1,221,146 in fiscal 1995. The increase in selling expenses during fiscal 1996 was due to higher outside sales commissions for Nusonics international sales. The decrease in selling expenses in fiscal 1995 was due to reductions in Nusonics expenses during the second half of the fiscal year.

	General and administrative expenses were $806,897 in fiscal
1996 and $684,294 in fiscal 1995, which represents a $122,603 or 18% increase from fiscal 1995 to fiscal 1996. Increased general and administrative costs during fiscal 1996 were due to increased compensation, costs associated with the move of the Company's facilities and fees associated with the Company's change of listing to the Nasdaq National Market. The increase in general and administrative costs during fiscal 1995 was due to increased amortization, shareholder relations expense and increased compensation costs.

Research and Development

Company sponsored research and development costs were $294,826 in fiscal 96 and $358,481 in fiscal 1995, which represents an 18% decrease from year to year. Costs during fiscal 1996 declined due to reductions in compensation costs during the second half of the fiscal year following the retirement of the Company's Director of Research and Development.
Anticipated staff increases in fiscal 1997 are expected to increase costs in the current year. Research and development costs decreased in fiscal 1995 due to reductions in redundant costs while the Company maintained facilities in Colorado and its newly acquired Nusonics operation in Oklahoma.


Net Income

	Net income increased to $1,623,959 or $.37 per share in fiscal 1996 from $1,235,714 or $.29 per share in fiscal 1995. The increase in net income was due to an increase in revenues combined with a decrease in research and development costs during fiscal 1996. The increase in net income during fiscal 1995 was due to increased revenues combined with decreases in selling and research and development expenses.

Liquidity and Capital Resources

	On March 31, 1996, the Company had cash and short term investments of $1,789,632. In addition, the Company had other current assets totaling $4,321,516 and total current assets of $6,111,148. Current liabilities of Mesa Laboratories, Inc. were $695,756 which resulted in a current ratio of 9:1. For comparison purposes at March 31, 1995, Mesa Laboratories, Inc. had cash and short term investments of $402,913, other current assets of $3,909,296, total current assets of $4,312,209, current liabilities of $515,672 and a current ratio of 8:1.

	Mesa Laboratories, Inc. has made net capital purchases of $419,144 during the past fiscal year which included renovations to its newly acquired facility in Lakewood, Colorado for $315,862. The purchase and renovation of the facility was made with the Company's existing cash reserve.

	During the first quarter of fiscal 1995, the Company announced its intention to repurchase up to 5% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be made with existing cash reserves. At March 31, 1996, the Company had purchased an aggregate of 172,220 shares of its common stock at a cost of $434,095. In the fourth quarter of fiscal 1996, the Company authorized the repurchase of an additional 5% of its outstanding shares under the same terms as the existing plan.

	The Company anticipates that it will be able to meet the needs of its current operations through internally generated cash flow during the next fiscal year. In addition, the Company does not believe that any segment of its business has been significantly impacted during the past three years by cost inflation.




ITEM 7.  FINANCIAL STATEMENTS.



TABLE OF CONTENTS


Independent Auditors' Report

Financial Statements:

	Balance Sheets

	Statements of Income

	Statement of Stockholders' Equity

	Statements of Cash Flows

	Notes to Financial Statements



INDEPENDENT AUDITORS' REPORT



Audit Committee
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa
Laboratories, Inc. as of March 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial
 statements are free of material misstatement.   An audit includes
 examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of
 Mesa Laboratories, Inc. as of March 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Ehrhardt Keefe Steiner & Hottman PC

May 2, 1996
Denver, Colorado

MESA LABORATORIES, INC.
BALANCE SHEETS
ASSETS							         March 31,
     	   				 	         1996           1995
CURRENT ASSETS:
Cash and cash equivalents (Note 1)   $1,789,632       $402,913
Accounts receivable-
  Trade, net of allowance for
  doubtful accounts of $50,000
  (1996) and $40,000 (1995)         2,117,930      1,710,989
  Other							   16,513            500
Inventories (Notes 1 and 2)	    	    2,006,773      2,032,638
Prepaid income tax				       55,395         53,530
Prepaid expenses				       35,070         38,824
Deferred income taxes (Note 4)		  89,835         72,815
TOTAL CURRENT ASSETS		         6,111,148      4,312,209

PROPERTY, PLANT AND EQUIPMENT,
  net of accumulated depreciation
  of $841,949 (1996) and $757,350
  (1995) (Notes 1 and 7)                1,577,544      1,311,243

OTHER ASSETS (Note 1):
  Patents, net of accumulated
   amortization of $251,539 (1996)
   and $185,817 (1995)                    568,073        633,796
  Trademarks, net of accumulated
   amortization of $45,327 (1996)
   and $35,937 (1995)	                212,630        220,470
  Covenants not to compete, net of
   accumulated amortization of
   $252,527 (1996) and $194,951
   (1995)							 322,474        380,051
  Deposits and other assets			       -          7,964
     TOTAL OTHER ASSETS		          1,103,177      1,242,281
							    $8,791,869     $6,865,733

  See notes to financial statements.

MESA LABORATORIES, INC.
BALANCE SHEETS

  LIABILITIES AND STOCKHOLDERS' EQUITY	          March 31,
		   						    1996           1995
  CURRENT LIABILITIES:
    Accounts payable, trade		    $  100,733     $  118,703
    Accrued salaries and payroll taxes	  289,643        219,144
    Accrued warranty expense (Note 1)	   33,000         24,000
    Other accrued liabilities			  235,736        134,223
    Property taxes payable			   36,644         19,602
	 TOTAL CURRENT LIABILITIES		  695,756        515,672
  LONG TERM LIABILITIES:
    Deferred income taxes (Note 4)	        58,135         65,650

  COMMITMENTS AND CONTINGENCY (Note 6)

  STOCKHOLDERS' EQUITY (Note 3):
    Preferred stock, no par value;
      Authorized 1,000,000 shares;
      none issued                                -              -
    Common stock, no par value;
      authorized 8,000,000 shares;
      issued and outstanding, 4,314,157
      shares (1996) and 4,233,761
      shares (1995)					3,450,141      3,045,532
    Retained earnings  			     4,587,837      3,238,879
								8,037,978      6,284,411
							    $8,791,869     $6,865,733

See notes to financial statements.








MESA LABORATORIES, INC.
STATEMENTS OF INCOME


							    Year Ended March 31,
							     1996           1995
SALES (Notes 1 and 5)	      	  $8,062,561     $6,603,603
COST OF SALES					   3,087,888      2,526,406

GROSS PROFIT 					   4,974,673      4,077,197

OPERATING EXPENSES:
  Selling						   1,470,779      1,221,146
  General and administrative		     806,897        684,294
  Research and development (Note 1)	294,826        358,481
TOTAL OPERATING EXPENSES			   2,572,502      2,263,921

OPERATING INCOME				   2,402,171      1,813,276

INTEREST INCOME, NET AND OTHER	      52,154         44,438

EARNINGS BEFORE INCOME TAXES		   2,454,325      1,857,714

INCOME TAXES (Note 4)			     830,366        622,000
NET INCOME		                 $1,623,959     $1,235,714


NET INCOME PER SHARE			  $      .37     $      .29

AVERAGE COMMON SHARES OUTSTANDING	   4,366,057      4,329,889

See notes to financial statements.

MESA LABORATORIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

                        Common Stock                    Total
                     Number of             Retained Stockholders'
                      Shares     Amount    Earnings    Equity

BALANCE,
 March 31, 1994     4,363,732  $3,441,112 $2,003,165  $5,444,277

Common stock issued
 for the conversion
 of incentive stock
 options net of
 shares returned to
 company as payment    31,749       7,699          -       7,699

Shares repurchased
 by company (Notes
 3 and 6)            (161,720)   (403,279)         -    (403,279)

Net income for
 the year                   -           -  1,235,714   1,235,714

BALANCE,
 March 31, 1995     4,233,761   3,045,532  3,238,879   6,284,411

Common stock issued
 for the conversion
 of incentive stock
 options net of
 shares returned to
 company as payment    90,896     160,424          -     160,424

Purchase and
 retirement of
 treasury stock
 (Notes 3 and 6)      (10,500)    244,185    (275,001)   (30,816)

Net income for
 the year                   -           -   1,623,959   1,623,959

BALANCE,
 March 31, 1996     4,314,157  $3,450,141 $ 4,587,837  $8,037,978

See notes to financial statements.

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS


						      Year Ended March 31,  				   				       1996          1995
Cash flows from operating activities:
  Net income				    $1,623,959    $1,235,714
  Depreciation and amortization       285,531       263,357
  Provision for bad debts	        10,000             -
  Provision for warranty reserve        9,000        (4,000)
  Provision for inventory reserve	   10,000        17,000
  Deferred income taxes		       (24,535)       45,307
  Change in assets and liabilities-
   (Increase) decrease in accounts
     receivable                      (432,954)     (193,087)
   (Increase) decrease in inventories  15,865      (342,478)
   (Increase) decrease in prepaid
     expenses                   	    1,889       (46,346)
   Increase (decrease) in accounts
     payable                     	  (17,970)       59,817
   Increase (decrease) in accrued
     liabilities                      189,054      (143,897)
Net cash provided by operating
  activities                        1,669,839       891,387

Cash flows from investing activities:
  (Capital expenditures), proceeds
    from sale of property	      (419,144)     (987,455)
  (Increase) decrease in other
    assets, net                         6,416        (5,807)
Net cash (used) by investing
  activities             	      (412,728)     (993,262)

Cash flow from financing activities:
  Net proceeds from the issuance of
    common stock                      160,424         7,699
  Increase (decrease) in notes
    payable              		        -       (22,874)
  Common stock repurchases	       (30,816)     (403,279)
Net cash (used) provided by
  financing activities                129,608      (418,454)

Net increase (decrease) in cash
  and cash equivalents              1,386,719      (520,329)

Cash and cash equivalents at
  beginning of year                   402,913       923,242

Cash and cash equivalents at
  end of year                      $1,789,632    $  402,913

Supplemental disclosures of cash flow information:

  Cash paid during the year
    for interest                   $        -    $    2,261
  Cash paid during the year
    for income taxes               $  823,645    $  708,100

See notes to financial statements.


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

General - Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982, for the purpose of designing, manufacturing and marketing electronic instruments and supplies.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of money market funds and accounts receivable. The Company invests primarily all of its excess cash in money market funds administered by reputable financial institutions, U.S. Treasuries and grants credit to its customers who are located throughout the United States and several foreign countries. To reduce credit risk, the Company periodically evaluates the money market fund administrators and performs credit analysis of customers and monitors their financial condition. Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash Equivalents - Cash equivalents include all highly liquid investments with an original maturity of three months or less.

Inventories - Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost (see
 Note 2).

Property, Plant and Equipment - Property, plant and equipment is stated at acquisition cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of three to thirty-nine years (Note 7).

Intangible Assets - Intangible assets are comprised of patents, trademarks and covenants not to compete, which were acquired in conjunction with the NUSONICS, Inc. and DATATRACE asset purchases. These costs are being amortized on the straight-line basis over contractual and estimated useful lives ranging from three to forty years.

Revenue Recognition - The Company recognizes revenues at the time products are shipped.

Research and Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred.

Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.



MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

Earnings Per Share - Net income per common share is based on the weighted average number of shares outstanding during the period, including common share equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets - The Company adopted Statement of Financial
Accounting Standards No. 121 - Accounting for the Impairment of Long-Lived
 Assets and for Long-Lived Assets to be Disposed Of which is effective for fiscal years beginning after December 15, 1995. This Statement establishes standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material impact on the financial statements.

2.	Inventories:

Inventories consist of the following:

		          			         March 31,
							  1996              1995
	Raw materials			   $1,475,717        $1,597,765
	Work-in-process		      265,955           255,011
	Finished goods			      312,101           216,862
	Less reserve				 (47,000)          (37,000)
						   $2,006,773        $2,032,638

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 1996 and 1995.

3.	Stockholders' Equity:

The State of Colorado has eliminated the ability of Colorado corporations to retain treasury stock. As a result, the Company was required to modify its stockholders' equity section of the balance sheet. The change did not have any impact on the total stockholders' equity but did reduce common stock to its average share value and further reduced retained earnings for the remainder of the cost of treasury stock.


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

The Company has adopted two incentive stock option plans for the benefit of the Company's key employees, excluding its outside directors.
 Under the terms of the plan, options are granted at an amount not less than 100% of the bid price of the underlying shares at the date of grant. The options are exercisable for a term of five years and, during such term, may be exercised as follows: 25% after each year, and 100% anytime after the fourth year until the end of the fifth year.

The Company has approved a nonqualified performance stock option plan for the benefit of the directors of the Company. The Plan provides that each director of the Company serving as a director as of the first day after the end of the Company's fiscal year shall be granted the option to purchase 5,000 shares of common stock, provided that the Company has achieved a net after-tax profit for the immediately prior fiscal year then ended. Under the terms of the plan the options are 100% exercisable anytime after the first year until the end of the fifth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant.

On March 25, 1996, the Board of Directors adopted a new nonqualified performance stock option plan for the benefit of the Company's outside Directors. The plan, which is subject to shareholder approval, provides that the outside Directors will receive grants to be determined and approved by the Company's inside directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years and, during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant.


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

	The following is a summary of options granted under the plans:

						   Number of	  Exercise
						    Options 	   Price
	BALANCE outstanding
       March 31, 1994              367,475
	  Options granted		    115,700	$2.25-$2.75 a share
	  Options cancelled	         (60,975)	$ .88-$3.31 a share
	  Options exercised		    (36,250)	$ .31-$ .88 a share


	BALANCE outstanding
       March 31, 1995              385,950
	  Options granted		    127,600	$2.75-$4.38 a share
	  Options cancelled		    (69,700)	$ .88-$3.31 a share
	  Options exercised		   (116,445)	$ .69-$3.31 a share

	BALANCE outstanding
       March 31, 1996              327,405

Statement of Financial Accounting Standards No. 123 (SFAS 123) -
Accounting for Stock-Based Compensation is effective for employee compensation plans for fiscal years that begin after December 15, 1995. This
 Statement establishes financial accounting and reporting standards for stock-based employee compensation plans, including stock purchase plans, stock options, restricted stock and stock appreciation rights. Management believes the adoption of this standard will not have a material impact on the financial statements.

SFAS 123 is effective for nonemployee compensation plans for transactions entered into after December 15, 1995. There were no options issued to nonemployees subsequent to December 15, 1995; therefore, no stock based compensation has been recorded in the accompanying financial statements.


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

4.	Income Taxes:

The components of the provision for income taxes for the years ended March 31, 1996 and 1995 are as follows:

							          March 31,
		   					    1996            1995
	Current tax provision:
	 Federal				    $  740,346      $  498,770
	 State				       114,555          77,930
			 				  854,901         576,700

	Deferred tax provision:
	 Federal			   		  (21,250)         39,500
	 State					   (3,285)          5,800
							  (24,535)         45,300
						    $  830,366      $  622,000

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 1996 and 1995 are as follows:

							          March 31,
							    1996            1995
	Depreciation				$  (58,135)     $  (65,650)
	Accrued vacation			    24,530          24,520
	Bad debt expense			    19,630          15,600
	Obsolete inventory			    18,455          14,430
	Warranty reserve			     8,395           9,360
	Other					    17,970           5,020
	Deferred service cost		     5,865           3,885
	Net deferred asset			$   31,700      $    7,165

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

A reconciliation of the Company's income tax provision for the years ended March 31, 1996 and 1995, and the amounts computed by applying statutory rates to income before income taxes is as follows:

									          March 31,
									   1996
1995
	Income taxes at statutory rates		$  834,470    $
631,715
	State income taxes,
	  net of federal benefit				    72,136
51,435
	Foreign sales corporation exemption	   (61,030)
(33,515)
	Other							   (15,210)
(27,635)
									$  830,366    $
622,000

5.	International Sales:

For the past two fiscal years, the Company had foreign sales as follows:

									  Year Ended March
31,
									   1996
1995
	Asia								$  929,811    $
750,846
	Europe							 1,404,568
1,113,172
	Other							 1,367,990
446,202
									$3,702,369
$2,310,220

6.	Commitments:

During fiscal 1995, the Company announced a plan to repurchase up to 5% of its outstanding common stock. Under the plan, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares repurchased will be used for general corporate purposes and repurchase of shares will be funded through existing cash reserves. At March 31, 1996, the Company had repurchased an aggregate of 172,220 shares of its common stock at a total purchase price of $434,095 which included 20,000 shares repurchased from a Director of the Company.

During fiscal 1996, the Company approved a plan to repurchase up to an additional 5% of its outstanding common stock. The terms of the plan are essentially the same as the plan adopted in fiscal 1995. At March 31,
1996, the Company had not repurchased any shares under this plan.


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

7.	Property, Plant and Equipment:

	Property, plant and equipment consists of the following:

									            March
31,
									       1996
1995
	   Land							    $  148,104    $
148,104
	   Building						     1,101,393
853,774
	   Manufacturing equipment			     1,013,754
927,272
	   Computer equipment				        83,541
67,578
	   Furniture and fixtures			        62,170
61,334
	   Truck							        10,531
10,531
									     2,419,493
2,068,593
	   Less accummulated depreciation		      (841,949)
(757,350)
									    $1,577,544
$1,311,243

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.



PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	The names, addresses, ages and terms of office of the executive officers and directors of the Company are:

Name and Address		Age		Office				Term
Expires(1)

Luke R. Schmieder		 53	  	President, Chief Executive
	1996
12100 West Sixth Avenue		  	Officer, Treasurer and
Lakewood, Colorado   			Director

Steven W. Peterson		 39		Vice President-Finance,
1996
12100 West Sixth Avenue			Chief Financial and Chief
Lakewood, Colorado   			Accounting Officer and
						     Secretary

Paul D. Duke			 54	  	Vice President
	1996
12100 West Sixth Avenue		  	and Director
Lakewood, Colorado

Philip D. Quedenfeld	 65	  	Director
	1996
12100 West Sixth Avenue
Lakewood, Colorado

G. Lee Southard, Ph.D.	 59	  	Director
1996
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell		 66	  	Director
	1996
12100 West Sixth Avenue
Lakewood, Colorado


(1)	The term of office of each officer of the Company is at the
discretion
of the Board of Directors.



Luke R. Schmieder, President, Chief Executive Officer, Treasurer and
Director

	Mr. Schmieder attended Ohio State University and Ohio University taking courses in mechanical engineering and business management. Mr.
Schmieder was employed from 1970 to 1977 by Cobe Laboratories, Inc.
(manufacturer of dialysis and cardiovascular equipment and supplies) as a designer and process controller on various projects. From 1977 to 1982,
Mr. Schmieder served as president and principal of a consulting company for product and process development primarily in the medical field. Mr.
Schmieder has served as president and a director of the Company since its inception in March 1982. Mr. Schmieder devotes his full working time to the affairs of the Company.

Steven W. Peterson, Vice President-Finance, Chief Financial and
Chief
Accounting Officer and  Secretary

	Mr. Peterson received his Bachelor of Arts degree in accounting from
Lewis University in 1979. He was employed as an accountant and senior accountant by Valleylab, Inc. (a manufacturer of electrosurgical and IV infusion equipment) from 1980 to 1983. From 1983 to 1985, he was employed as assistant controller by Marquest Medical Products, Inc. (a manufacturer of disposable medical products). Mr. Peterson joined the Company in
February 1985 as Controller and has served as an executive officer of the
Company since June 1990. Mr. Peterson devotes his full working time to the affairs of the Company.

Paul D. Duke, Vice President and Director

	Mr. Duke received his initial medical training while on active duty with the United States Navy and while attending the University of Alabama.
Mr. Duke was employed from 1965 to 1969 by the University of Alabama
Medical Center as chief hemodialysis technician and was employed by Cobe
Laboratories, Inc. from 1969 to 1973 as field service and training technician. From 1973 to 1979, he served in various capacities for Cordis
Dow Corporation (manufacturer of pacemakers and hemodialysis equipment and supplies), including sales, product management, European training manager and national service manager. From 1980 to 1982, Mr. Duke served as proprietor and president of a consulting company specializing in medical marketing, sales, service and training. Mr. Duke has served as vice president and a director of the Company since its inception in 1982. Mr.
Duke devotes his full working time to the affairs of the Company.

H. Stuart Campbell, Director

	Mr. Campbell received his Bachelor of Science degree from Cornell
University in 1951. From 1960 through September 1982, Mr. Campbell served in various capacities for Johnson & Johnson and Ethicon, Inc., a domestic subsidiary of Johnson & Johnson. From 1977 through September 1982, he was a Company Group Chairman with Johnson & Johnson and served as Chief
Executive Officer and Chairman of the Board of Directors of eight major corporate subsidiaries. Mr. Campbell currently owns and serves as an officer of Highland Packaging Labs, Inc., Somerville, New Jersey (contract packaging business). He also serves as a director of Isomedix, Inc.,
Whippany, New Jersey (contract irradiation processing and medical product sterilization), as a director of Atrix Laboratories, Inc. (pharmaceutical and contract research and development company) and as chairman of Biomatrix, Inc., Ridgefield, New Jersey (biomaterials manufacturer). Mr.
Campbell has served as a director of the Company since May 1983 and devotes such time as is necessary to the affairs of the Company.



Philip D. Quedenfeld, Director

	Mr. Quedenfeld received his Bachelor of Arts degree in English from
Lake Forest University in 1954. At the time of his retirement in 1993, he was employed as manager of a Sears Department Store. He also served in numerous marketing and advertising positions with Sears at both the headquarters and field levels for more than 30 years. Mr. Quedenfeld has served as a director of the Company since its inception in March 1982 and devotes such time as is necessary to the affairs of the Company.

G. Lee Southard, Ph.D., Director

	Dr. Southard received his Bachelor of Science degree in chemistry from the Virginia Military Institute in 1959, his Master of Science degree in chemistry from George Washington University in 1962 and his Ph.D. degree in organic chemistry from the University of North Carolina in 1965. From 1967 to 1976, Dr. Southard was the head of cosmetic research for Eli Lilly and
Company (pharmaceutical manufacturer). Thereafter, until 1979, he served as the director of exploratory research for Johnson & Johnson Products,
Inc. (manufacturer of medical and health care products).  From
1979 to
January 1982, Dr. Southard served as President of Southard
Research
Associates, a research management consulting firm in North
Brunswick, New
Jersey.  Dr. Southard served as Vice-President of Research of
Vipont
Pharmaceutical, Inc. from 1982 through August 1987. Dr. Southard currently serves as President and a director of Atrix Laboratories, Inc. (pharmaceutical and contract research and development company). Dr.
Southard has served as a director of the Company since May 1983 and devotes such time as is necessary to the affairs of the Company.

	Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to
Section 16 of the Exchange Act with respect to the Company because of the requirements of Section 30 of the Investment Company Act or
Section 17 of
the Public Utility Holding Company Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION.

	The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on the Company's
Chief Executive Officer for services rendered in all capacities during the fiscal years ended March 31, 1996, March 31, 1995 and March 31, 1994. No executive officer received total annual salary and bonus for the fiscal year ended March 31, 1996 in excess of $100,000.



SUMMARY COMPENSATION TABLE


Annual Compensation



Long Term
Compensation


Name and
Principal
Position

Fiscal
Year


Salary


Bonus

Options
Granted
All
Other
Compensation


Luke R.
Schmieder,
Chief
  Executive
Officer


1996
$85,067
$11,000
5,000
- -


1995
$80,304
$10,030
5,000
$687 (1)


1994
$77,908
$2,902
5,000
$620 (1)


__________

(1)	This amount reflects the premium paid by the Company for a
$100,000
term life insurance policy for the benefit of Mr. Schmieder.



	The following summary table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 1996 to the
Company's Chief Executive Officer.

Option Grants in Last Fiscal Year








Name



Options
Granted
Percent of
Total
Options
Granted to
Employees
in Fiscal
Year



Exercise
Price



Expiration
Date

Luke R.
Schmieder
5,000
4%
$2.75
March 31,
2000



Compensation of Directors

	The Company has adopted a nonqualified performance stock option plan, approved by the shareholders of the Company in October 1991, for the benefit of the directors of the Company. The plan provides that each director of the Company serving as a director as of the first day after the end of the Company's fiscal year shall be granted the option to purchase
5,000 shares of Common Stock, provided that the Company has achieved a net after-tax profit for the immediately prior fiscal year then ended. The purchase price of the Common Stock will be equal to the fair market value of the Common Stock on the date of grant. The date of grant is the first business day in the month following the end of the Company's most recently completed fiscal year. The fair market value is an amount equal to 100% of the closing bid price of the Common Stock on the over-the-counter market on the date of grant.

	On April 1, 1995, each of the five current directors of the Company was granted, for the fiscal year ended March 31, 1995, options to purchase
5,000 shares of Common Stock at $2.75 per share.



	The options are granted for a term of up to five years and may be exercised at any time after one year from the date of grant until the end of the fifth year from the date of grant. Any optionee may pay the exercise price by delivering shares of Common Stock with a value equal to the exercise price. The Company has reserved 150,000 shares of its authorized but unissued Common Stock for possible issuance pursuant to the plan.

	On March 25, 1996, the Board of Directors adopted a new nonqualified performance stock option plan for the benefit of the Company's outside
Directors. The plan, which is subject to shareholder approval, provides that the outside Directors will receive grants to be determined and approved by the Company's inside directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years, and during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant.

	Beginning in fiscal 1997, all outside directors will receive cash compensation of $500 for each Board of Directors meeting attended in person.

Incentive Stock Option Plans

	The Company has adopted three incentive stock option plans, approved by the shareholders of the Company in September 1984, October
1989 and
November 1993, respectively, for the benefit of the Company's employees.
The plans are administered by the non-participating members of the Board of
Directors, who select the optionees and determine the terms and conditions of the stock option grant. The exercise price for options granted under the plans cannot be less than the fair market value of the stock at the date of grant or 110% of such fair market value with respect to options granted to any optionee who holds more than 10% of the Company's Common
Stock.
Options are not exercisable until one year after the date of grant and expire five years after the date of grant. All outstanding options are subject to vesting provisions whereby they become exercisable over a four-year period. The plans authorize options to purchase up to 200,000,
300,000 and 300,000 shares of Common Stock, respectively.

	As of March 31, 1996, options to purchase a total of 327,405 shares were outstanding, at exercise prices ranging from $2.19 to $4.38 per share.
Further, as of March 31, 1996, options to purchase an aggregate of 201,000 shares remained available for grant under the latter two plans.
The plan
adopted in September 1984 was terminated effective June 1, 1993.
No
options were granted during the fiscal year ended March 31, 1996, pursuant to the Company's incentive stock option plans, to any of the Company's executive officers other than options to purchase 8,000 shares at $2.75 per share which were granted to Steven W. Peterson, Vice President-
Finance,
Chief Financial and Chief Accounting Officer and Secretary of the
Company.

Retirement Plan

	No retirement, pension or profit sharing program has been adopted by the Company. The Company may offer stock bonuses, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may in its sole discretion determine.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	The following table sets forth the number of shares of the
Company's
Common Stock owned beneficially as of March 31, 1996, by each person known
by the Company to have owned beneficially more than five percent of such
shares then outstanding, by each officer and director of the
Company and by
all of the Company's officers and directors as a group.  This information
gives effect to securities deemed outstanding pursuant to Rule
13d-3(d)(1)
under the Securities Exchange Act of 1934, as amended. As far as is known
to management of the Company, no person owns beneficially more than five
percent of the outstanding shares of Common Stock as of March 31,
1996
except as set forth below.


						   Amount and
Percentage of
Name of Beneficial			    Nature of			    Class
Benefi-
      Owner(1)    			Beneficial Owner		    cially
Owned

Luke R. Schmieder	            516,517	(2)
11.9

Steven W. Peterson	             61,715	(3)
1.4

Paul D. Duke	                 182,774	(4)
	4.2

H. Stuart Campbell	             56,000	(5)
1.3

Philip D. Quedenfeld	       176,241	(6)
4.1

G. Lee Southard	             79,000	(7)
1.8

All officers and	          1,072,247	(8)
24.2
directors as a group
(6 in number)
__________
(1)	The business address for each person identified herein is
12100 West
Sixth Avenue, Lakewood, Colorado 80228.
(2)	Includes 20,000 shares which Mr. Schmieder has the right to
acquire
within 60 days by exercise of stock options.
(3)	Includes 18,000 shares which Mr. Peterson has the right to
acquire
within 60 days by exercise of stock options.
(4)	Includes 20,000 shares which Mr. Duke has the right to
acquire within
60 days by exercise of stock options.
(5)	Includes 20,000 shares which Mr. Campbell has the right to
acquire
within 60 days by exercise of stock options.
(6)	Includes 20,000 shares which Mr. Quedenfeld has the right to acquire
within 60 days by exercise of stock options.
(7)	Includes 20,000 shares which Dr. Southard has the right to
acquire
within 60 days by exercise of stock options.
(8)	Includes 118,000 shares which the officers and directors of
the
Company as a group have the right to acquire within 60 days by exercise of stock options.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

(3)(i)	Articles of Incorporation and Articles of Amendment and
Bylaws of
Registrant -incorporated by reference to the Exhibits to the Registration
Statement on Form S-18, file number 2-88647-D, filed December 21,
1983.

(3)(ii)	Articles of Amendment of Registrant - incorporated by
reference
to the Exhibit to the Report on Form 10-K for the fiscal year ended March
31, 1988.

(3)(iii)	Articles of Amendment of Registrant dated October 4,
1990 -
incorporated by reference to the Exhibit to the Report on Form
10-K for the
fiscal year ended March 31, 1991.

(3)(iv)	Articles of Amendment of Registrant dated October 20,
1992 -
incorporated by reference to the Exhibit to the Report on Form
10-KSB for
the fiscal year ended March 31, 1993.

(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC,
independent
public accountants, to the incorporation by reference in the Registration
Statements on Form S-8 (file numbers 33-89808 and 333-02074) of their report dated May 2, 1996, included in the Registrant's Report on Form 10-
KSB for the fiscal year ended March 31, 1996.

(b)	Reports on Form 8-K.  During the last quarter of the period
covered by
this report, the Registrant did not file any Report on Form 8-K.





SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								      MESA LABORATORIES,
INC.
								        Registrant


Date:                      		 By:

							    Luke R. Schmieder,
President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Name          			Title
	Date


                       	President, Chief Executive Officer,

Luke R. Schmieder		Treasurer and Director


                       	Vice President, Finance, Chief Financial

Steven W. Peterson		and Chief Accounting Officer and
Secretary


                       	Vice President and Director
Paul D. Duke


                       	Director
Philip D. Quedenfeld


                       	Director
G. Lee Southard


                       	Director
H. Stuart Campbell