Form 10KSB/A
period 1996-03-31
MESA LABORATORIES INC /CO
filed 1996-08-09
CIK 724004

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
FOR THE FISCAL YEAR ENDED MARCH 31, 1996

Commission File Number 0-11740

                    MESA LABORATORIES, INC.
(Name of small business issuer in its charter)

          Colorado                            84-0872291
(State or other jurisdiction of(I.R.S. Employer Identifica-
incorporation or organization)						    tion Number)

   12100 West Sixth Avenue
      Lakewood, Colorado                       80228
(Address of principal executive(Zip Code) offices)

Issuer's telephone number:  (303) 987-8000

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





ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

(3)(i)	Articles of Incorporation and Articles of Amendment and Bylaws
of Registrant -
incorporated by reference to the Exhibits to the Registration Statement on Form S-18, file number 2-88647-D, filed December 21, 1983.

(3)(ii)	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the
Report on Form 10-K for the fiscal year ended March 31, 1988.

	(3)(iii)	Articles of Amendment of Registrant dated October 4, 1990 -
incorporated by reference to
the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1991.

	(3)(iv)	Articles of Amendment of Registrant dated October 20, 1992 -
incorporated by reference to
the Exhibit to the Report on Form 10-KSB for the fiscal year ended
March 31, 1993.

(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent
public accountants, to the
incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-
89808 and 333-02074) of their report dated May 2, 1996, included in the Registrant's
Report on Form 10-KSB for the fiscal year ended March 31, 1996.

(b)	Reports on Form 8-K.  During the last quarter of the period covered by this report, the
Registrant did not file any Report on Form 8-K.





SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								      MESA LABORATORIES, INC.
								        Registrant


Date:   August 8, 1996     				By:   /s/ Luke R. Schmieder
							    Luke R. Schmieder, President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Name                     			Title                 			Date


 /s/ Luke R. Schmieder    President, Chief Executive Officer,		  Aug. 8, 1996
Luke R. Schmieder			Treasurer and Director


 /s/ Steven W. Peterson 	Vice President, Finance, Chief Financial Aug. 8, 1996
Steven W. Peterson			and Chief Accounting Officer and Secretary


 /s/ Paul D. Duke              	Vice President and Directo		  Aug. 8, 1996
Paul D. Duke


 /s/ Philip D. Quedenfeld              	Director					  Aug. 8, 1996
Philip D. Quedenfeld


 /s/ G. Lee Southard                   	Director					  Aug. 8, 1996
G. Lee Southard


 /s/ H. Stuart Campbell                	Director					  Aug. 8, 1996
H. Stuart Campbell


EXHIBIT (23) (i)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Annual Report on Form 10-KSB under the Securities
Exchange Act of 1934 of Mesa Laboratories, Inc. for the year ended March 31, 1996 of our reports dated
May 2, 1996 and contained in registration Statement NO. 33-89808 and 333-02074 of Mesa Laboratories,
Inc. on Form S-8 under the Securities Act of 1933 insofar as such reports relate to the financial statements of Mesa Laboratories, Inc. for the year ended March 31, 1996.


Ehrhardt Keefe Steiner & Hottman PC

June 20, 1996
Denver, Colorado

- -1-