Form 10QSB
period 1996-06-30
MESA LABORATORIES INC /CO
filed 1996-08-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission File Number 0-11740

                      MESA LABORATORIES, INC.
(Exact Name of Small Business Issuer as Specified in its
Charter)


           COLORADO                             84-0872291
(State or other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification
No.)


12100 W. 6TH AVENUE, LAKEWOOD, COLORADO              80228
(Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number, including area code: (303) 987-
8000

     Check whether the Issuer (1) filed all reports required
to
be filed by Section 13 or 15 (d) of the Exchange Act, during the
past 12 months and (2) has been subject to the filing
requirements for the past 90 days.   Yes X   No   .

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

     There were 4,329,051 shares of the Issuer's common stock, no par value, outstanding as of June 30, 1996.

ITEM 1. FINANCIAL STATEMENTS FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS                       JUNE 30, 1996    MARCH 31, 1996
  CURRENT ASSETS
    Cash and Cash Equivalents$2,404,553       $    1,789,632
    Accounts Receivable, Net  1,784,280            2,134,443
    Inventories               1,949,656            2,006,773
    Prepaid Income Tax                -               55,395
    Prepaid Expenses             23,218               35,070
    Deferred Income Taxes        89,835               89,835

      TOTAL CURRENT ASSETS    6,251,542            6,111,148

  PROPERTY, PLANT &
  EQUIPMENT, NET              1,605,961            1,577,544

  OTHER ASSETS
    Patents, Trademarks and
      Covenants, Net          1,073,998            1,103,177

      TOTAL ASSETS         $  8,931,501       $    8,791,869

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable             66,434       $      100,733
    Accrued Salaries &
    Payroll Taxes               105,771              289,643
    Other Accrued Expenses      178,560              268,736
    Taxes Payable               141,077               36,644

      TOTAL CURRENT LIABILITIES 491,842              695,756

  LONG TERM LIABILITIES
    Deferred Income Taxes
    Payable                      58,135               58,135

  STOCKHOLDERS' EQUITY
    Preferred Stock, No Par Value     -                   -
    Common Stock, No Par Value;
	authorized 8,000,000 shares;
	issued and outstanding,
	4,329,051 shares (6/30/96)
	and 4,314,157 shares
      (3/31/96)               3,450,846            3,450,141
    Retained Earnings         4,930,678            4,587,837

      TOTAL STOCKHOLDERS'
      EQUITY                  8,381,524            8,037,978

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY $ 8,931,501       $    8,791,869


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                       Three Months             Three Months
                              Ended                    Ended
                      June 30, 1996            June 30, 1995

Sales                 $   1,842,569            $   1,653,188

Cost of Goods Sold          728,254                  609,533
Selling, General &
 Administrative             565,651                  486,559
Research and Development     52,187                   79,881
Other (Income) and Expenses (22,964)                 (9,929)
                          1,323,128                1,166,044


Earnings Before Income
 Taxes                      519,441                  487,144

Income Taxes                176,600                  170,400

Net Income            $     342,841            $     316,744

Net Income Per Share of
   Common Stock       $         .08            $         .07



Weighted Average Number of
   Shares Outstanding     4,534,000                4,280,000


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                 Three Months   Three Months
Increase (Decrease) in Cash and Cash    Ended          Ended
Equivalents                     June 30, 1996  June 30, 1995
Cash Flows From Operating Activities:
 Net Income                     $     342,841  $     316,744
 Depreciation and Amortization         62,501         71,926
 Change in Assets and Liabilities-
    (Increase) Decrease in
     Accounts Receivable              350,163        160,019
    (Increase) Decrease in
     Inventories                       57,117       (40,302)
    (Increase) Decrease in
     Prepaid Expenses                  11,852         57,381
    Increase (Decrease) in
     Accounts Payable                (34,299)        (5,144)
    Increase (Decrease) in
     Accrued Liabilities            (114,220)       (15,154)
Net Cash (Used) Provided by Operating
 Activities                           675,955        545,470

Cash Flows From Investing Activities:
 Capital Expenditures,
  Net of Retirements                 (57,739)       (41,810)
 (Increase) Decrease in Other
  Assets, Net                         (4,000)             -
Net Cash (Used) Provided by
 Investing Activities                (61,739)       (41,810)

Cash Flows From Financing Activities:
 Common Stock Repurchases                  -        (15,816)
 Proceeds From Stock Options
  Exercised                               705         37,562
Net Cash (Used) Provided by
 Financing Activities                     705         21,746

Net Increase (Decrease) In Cash
 and Equivalents                      614,921        525,406

Cash and Cash Equivalents at Beginning
 of Period                          1,789,632        402,913

Cash and Cash Equivalents at
 End of Period                  $   2,404,553  $     928,319

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995
(Unaudited)

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

     The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form
10KSB, at March 31, 1996.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
AND
         RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1996, the Company had cash and cash equivalents of
$2,404,553. In addition, the Company had other current assets totaling $3,846,989 and total current assets of $6,251,542.
Current
liabilities of Mesa Laboratories, Inc. were $491,842 which resulted in a current ratio of 12.7:1.

     Mesa Laboratories, Inc. has made net capital asset purchases of
$57,739 for the fiscal year-to-date.

	During the first quarter of fiscal 1995, the Company announced its intention to repurchase up to 5% of its outstanding common stock.
Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be with existing cash reserves. At June 30,
1996, the Company has purchased 172,220 shares of its common stock at a cost of $434,095. In the fourth quarter of fiscal 1996, the Company authorized the repurchase of an additional 5% of its outstanding shares under the same terms as the existing plan.

	The Company anticipates that it will be able to meet the working capital needs of its operations through internally generated cash flow during the current fiscal year.

FORM 10-QSB
RESULTS OF OPERATIONS

REVENUE

     Net sales for the quarter ended June 30, 1996 increased
$189,381
or 11% to $1,842,569 from the $1,653,188 net sales level achieved in the same quarter last year. On a year-to-year basis, the increase in net sales can be attributed to increases from the Nusonics and Medical product groups. For the quarter, the largest sales gain was recorded by the Nusonics product group which increased 38% on the strength of shipments of the new CM800 Flow Meter.

COST OF GOODS SOLD

     Cost of goods sold for the current quarter as a percent
of net
sales was 40% which was an increase of 3% from the 37% level recorded
one year ago.  In real dollars, cost of goods sold increased
$118,721
from the level recorded during the same quarter one year ago. Cost of goods sold as a percent of sales decreased in Nusonics and Medical products operations which was off-set by an increase in costs for the
Company's Datatrace products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the current quarter totaled $565,651 which was up 16% or $79,092 from the $486,559 expended in the same quarter one year ago. During the quarter, selling expenses in all three marketing groups show increases while
Administration costs decreased in comparison to last year.
RESEARCH AND DEVELOPMENT

     Research and development for the quarter ended June 30, 1996 was
$52,187 which represents a $27,694 decrease in expense in relation to the same quarter last year. This research and development decrease reflects decreases in compensation costs compared to one year ago. In the second quarter of fiscal 1997 an additional staff member was added to the research and development department which should increase costs for the remainder of the year.

NET INCOME

     Net income for the quarter ended June 30, 1996 rose 8% to
$342,841 or $.08 per share compared to net income of $316,744 or $.07 per share in the same quarter last year. Net income for the quarter increased due to improvement in total revenues of 11% which was partially off-set by a 19% increase in cost of goods sold.

PART II-OTHER INFORMATION
	None.

FORM 10-
QSB



MESA LABORATORIES, INC.



JUNE 30, 1996




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)



DATED:   August 13, 1996           BY: /S/LUKE R. SCHMIEDER
Luke R. Schmieder
                                        President, Chief
Executive
                                        Officer, Treasurer
and
                                        Director

DATED:   August 13, 1996           BY: /S/STEVEN W. PETERSON
                                        Steven W. Peterson
                                        Vice President-
Finance, Chief
                                        Financial and
Accounting
Officer
                                        and Secretary