Form 10QSB
period 1996-09-30
MESA LABORATORIES INC /CO
filed 1996-11-13
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

OR

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from          to

Commission File Number 0-11740

                      MESA LABORATORIES, INC.
(Exact Name of Small Business Issuer as Specified in its Charter)


           COLORADO                             84-0872291
(State or other Jurisdiction of             (I.R.S. Employer
Incorporation or Organization)             Identification No.)


12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO          80228
(Address of Principal Executive Offices)          (Zip Code)

Issuer's telephone number, including area code: (303) 987-8000

3904 YOUNGFIELD STREET, WHEAT RIDGE, COLORADO        80033
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

     There were 4,330,901 shares of the Issuer's common stock, no par value, outstanding as of September 30, 1996.

Page 1 of 9


ITEM 1. FINANCIAL STATEMENTS FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)

                                         SEPTEMBER 30, 1996       MARCH 31, 1996
ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents           $    3,123,077       $    1,789,632
    Accounts Receivable, Net                   1,523,032            2,134,443
    Inventories                                          1,933,317            2,006,773
    Prepaid Income Tax                                            -               55,395
    Prepaid Expenses                                    12,444               35,070
    Deferred Income Taxes                           89,835               89,835

      TOTAL CURRENT ASSETS          6,681,705            6,111,148

  PROPERTY, PLANT &
 EQUIPMENT, NET                              1,585,873            1,577,544

  OTHER ASSETS
    Patents, Trademarks and
      Covenants, Net                                  1,040,819            1,103,177

      TOTAL ASSETS                        $    9,308,397       $    8,791,869

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable                              $      134,598       $      100,733
    Accrued Salaries & Payroll Taxes              150,528              289,643
    Other Accrued Expenses                           218,754              268,736
    Taxes Payable                                               1,964               36,644

      TOTAL CURRENT LIABILITIES          505,844              695,756

  LONG TERM LIABILITIES
    Deferred Income Taxes Payable                    58,135               58,135

  STOCKHOLDERS' EQUITY
    Preferred Stock, No Par Value                               -                   -
    Common Stock, No Par Value;
	authorized 8,000,000 shares;
	issued and outstanding,
	4,330,901 shares (9/30/96)
	and 4,314,157 shares (3/31/96)         3,455,783         3,450,141
    Retained Earnings                                       5,288,635         4,587,837

      TOTAL STOCKHOLDERS' EQUITY   8,744,418            8,037,978

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $    9,308,397       $    8,791,869

Page 2 of 9


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB

       MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                          Three Months             Three Months
                                                                      Ended                    Ended
                                                          Sept 30, 1996            Sept 30, 1995
Sales                                                   $   1,802,944            $   1,798,904

Cost of Goods Sold                                     704,385                    720,729
Selling, General & Administrative                  532,602                    500,286
Research and Development                            51,157                      69,642
Other (Income) and Expenses                          (27,557)                 (10,476)
                                                                    1,260,587               1,280,181


Earnings Before Income Taxes                         542,357                  518,723

Income Taxes                                                  184,400                  181,600

Net Income                                              $     357,957            $     337,123

Net Income Per Share of
   Common Stock                                         $         .08            $         .08



Weighted Average Number of
   Shares Outstanding                                     4,500,000                4,362,000

Page 3 of 9


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                      FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

						   Six Months		   Six Months
						        Ended		        Ended
						Sept 30, 1996		Sept 30, 1995
Sales						$   3,645,513		$   3,452,092

Cost of Goods Sold				    1,432,439		    1,330,262
Selling, General & Administrative		    1,098,452		      986,845
Research and Development			      103,344		      149,523
Other (Income) and Expenses			      (50,520)		      (20,405)
						    2,583,715		    2,446,225


Earnings Before Income Taxes		    1,061,798		    1,005,867

Income Taxes					      361,000		      352,000

Net Income					$     700,798		$     653,867

Net Income Per Share of
   Common Stock				$         .16		$         .15



Weighted Average Number of
   Shares Outstanding				    4,511,000		    4,324,000


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                           FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
							   Six Months	     Six Months
		                                                                  Ended	          Ended
                         		                         	Sept 30, 1996	  Sept 30, 1995
Increase (Decrease) in Cash and Cash
Equivalents
Cash Flows From Operating Activities:
 Net Income						$     700,798	$       653,867
 Depreciation and Amortization		                   125,318	         143,851
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable	       611,411 	           13,872
    (Increase) Decrease in Inventories			         73,456	          (66,955)
    (Increase) Decrease in Prepaid Expenses		         78,021	           80,353
    (Increase) Decrease in Deposits			                 -	             2,033
    Increase (Decrease) in Accounts Payable		         33,865	           15,214
    Increase (Decrease) in Accrued Liabilities	                  (223,777)            (24,670)
Net Cash (Used) Provided by Operating
 Activities						    1,399,092	         817,565

Cash Flows From Investing Activities:
 (Increase) Decrease in, Patents and Trademarks	          (4,001)	           (1,474)
 Capital Expenditures, Net of Retirements		        (67,288)	       (353,923)
Net Cash (Used) Provided by Investing Activities	        (71,289)	       (355,397)

Cash Flows From Financing Activities:
 Common Stock Repurchases                     	                              - 	         (30,816)
 Proceeds From Stock Options Exercised		            5,642	          55,862
Net Cash (Used) Provided by Financing Activities	            5,642 	          25,046

Net Increase (Decrease) In Cash and Equivalents	     1,333,445	        487,214

Cash and Cash Equivalents at Beginning
 of Period						     1,789,632	        402,913

Cash and Cash Equivalents at End of Period	             $   3,123,077       $ 890,127

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 AND 1995
(Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1996, the Company had cash and cash equivalents of $3,123,077. In addition, the Company had other current assets totaling $3,558,628 and total current assets of $6,681,705. Current liabilities of Mesa Laboratories, Inc. were $505,844 which resulted in a current ratio of 13.2:1.

	The Company has made net capital asset purchases of $67,288 for the fiscal year-to-date.

	During the first quarter of fiscal 1995, the Company announced its intention to repurchase up to 5% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be with existing cash reserves. At September 30, 1996, the Company has purchased 172,220 shares of its common stock at a cost of $434,095. In the fourth quarter of fiscal 1996, the Company authorized the repurchase of an additional 5% of its outstanding shares under the same terms as the existing plan.

	The Company anticipates that it will be able to meet the working capital needs of its operations through internally generated cash flow during the current fiscal year.

FORM 10-QSB

RESULTS OF OPERATIONS

REVENUE

	Net sales for the six months ended September 30, 1996 increased $193,421 or 6% to $3,645,513 from the $3,452,092 net sales level achieved for the same six month period last year. Net sales for the quarter increased $4,040 to $1,802,944 from the $1,798,904 net sales level achieved in the same quarter last year. For the first six months of the fiscal year all of the product groups showed increases. For the second fiscal quarter, the Nusonics line continued to show increasing demand contributing to a sharp increase in backorders by the end of the quarter.

COST OF GOODS SOLD

	Cost of goods sold for the first six months as a percent of net sales was 39% and unchanged from one year ago. Cost of goods sold for the current quarter as a percent of net sales was 39% which represents a decrease of 1% from the 40% level in the same quarter one year ago. The quarter showed a decrease in cost of goods sold as a percentage of sales. Most of the decrease realized in the quarter was attributable to a decrease in Datatrace product costs as a percent of sales. This decrease in Datatrace material cost occured as the new SMT circuit was phased into production during the second half of the quarter.

SELLING, GENERAL AND ADMINISTRATIVE

	Selling, general and administrative expenses for the first six months rose 11% or $111,607 to $1,098,452 from $986,845 in the same period last year. Selling, general and administrative expenses for the current quarter totaled $532,602 which was up 6% or $32,316 from $500,286 expended in the same quarter one year ago. For the year, increases throughout the three marketing groups were partially off-set by a decrease in Administration expense. The largest increase in sales and marketing cost was incurred by the Nusonics line as demand for these products continues to increase.

RESEARCH AND DEVELOPMENT

     Research and development for the first six months decreased to $103,344 from $149,523 last year. Research and development for the quarter was $51,157 which represents a $18,485 decrease in expense in relation to the same quarter last year. For the year-to-date and quarter, research and development spending has decreased due to a reduction in salary expense, which is being partially off-set by consulting expenses.

NET INCOME                                                    FORM 10-QSB

Net income for the six months ended September 30, 1996, increased
7% to $700,798 or $.16 per share from $653,867 or $.15 per share last year. Net income for the quarter was $357,957 or $.08 per share which rose 6% compared to net income of $337,123 or $.08 per share in the same quarter last year. During the second quarter and first six months of the fiscal year, net income increased at a higher percentage than net sales. This trend during the first half of the fiscal year is attributable to a decrease in Research and Development expense. It is expected that reductions in Datatrace Manufacturing costs should continue the trend during the second half of the year.

PART II-OTHER INFORMATION

Item 7.	Submission of Matters to a Vote of Security Holders

	The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on October 4, 1996. Of the 4,327,151 shares entitled to vote, 3,683,127 were represented either in person or by proxy. A proposal to create a stock option plan for the benefit of the Company's outside directors was voted upon and approved by the shareholders, Also, five directors were elected to serve until the next Annual Meeting of Shareholders. The five directors elected were:

		Luke R. Schmieder		H. Stuart Campbell
		Paul D. Duke			G. Lee Southard
		Philip D. Quedenfeld

	All director positions stand for election at each Annual Meeting of Shareholders.

FORM 10-QSB


MESA LABORATORIES, INC.



SEPTEMBER 30, 1996




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)

DATED: November 12, 1996    	BY:        /S/Luke R. Schmieder
						   Luke R. Schmieder
						   President, Chief Executive
						   Officer, Treasurer and
						   Director

DATED: November 12, 1996    	BY:        /S/Steven W. Peterson
						   Steven W. Peterson
						   Vice President-Finance, Chief
						   Financial and Accounting Officer
						   and Secretary