Form 10QSB
period 1996-12-31
MESA LABORATORIES INC /CO
filed 1997-02-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

     There were 4,305,801 shares of the Issuer's common stock, no par value, outstanding as of December 31, 1996.

Page 1 of 9


ITEM 1. FINANCIAL STATEMENTS FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)

                        SEPTEMBER 30, 1996    MARCH 31, 1996
ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents $ 3,330,514     $ 1,789,632
    Accounts Receivable, Net    1,737,815       2,134,443
    Inventories                 1,920,539        2,006,773
    Prepaid Income Tax                -               55,395
    Prepaid Expenses               31,507             35,070
    Deferred Income Taxes          89,835             89,835

      TOTAL CURRENT ASSETS      7,110,210          6,111,148

  PROPERTY, PLANT &
 EQUIPMENT, NET                1,571,137           1,577,544

  OTHER ASSETS
    Patents, Trademarks and
      Covenants, Net           1,007,640           1,103,177

      TOTAL ASSETS        $    9,688,987       $  8,791,869

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable       $      61,915      $      100,733
    Accrued Salaries &
      Payroll Taxes              187,525             289,643
    Other Accrued Expenses      239,839              268,736
    Taxes Payable                66,364               36,644

      TOTAL CURRENT LIABILITIES     555,643          695,756

  LONG TERM LIABILITIES
    Deferred Income Taxes Payable   58,135            58,135

  STOCKHOLDERS' EQUITY
    Preferred Stock, No Par Value                               -                   -
    Common Stock, No Par Value;
	authorized 8,000,000 shares;
	issued and outstanding,
	4,305,801 shares (12/31/96)
	and 4,314,157 shares (3/31/96)3,300,036      3,450,141
    Retained Earnings             5,775,173     4,587,837

      TOTAL STOCKHOLDERS' EQUITY  9,075,209        8,037,978

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY   $  9,688,987      $  8,791,869

Page 2 of 9


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB

       MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                                 				Three Months             Three Months
                          Ended                    Ended
                   Dec 31, 1996            Dec 31, 1995
Sales             $   2,108,845            $   2,216,574

Cost of Goods Sold      795,505                  888,253
Selling, General &
 Administrative         535,239                  551,658
Research and Development 75,390                   52,292
Other (Income) and
 Expenses               (32,828)                 (15,895)
                      1,373,306                1,476,308


Earnings Before
 Income Taxes            735,539                  740,266

Income Taxes             249,000                  259,100

Net Income         $     486,539            $     481,166

Net Income Per Share of
   Common Stock    $         .11            $            .11



Weighted Average Number of
   Shares Outstanding  4,480,000                4,401,000

Page 3 of 9


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                      FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

				Nine Months	            Nine Months
			        Ended		                 Ended
	      		Dec 31, 1996		      Dec 31, 1995
Sales	          $  5,754,358	          $  5,668,666

Cost of Goods Sold	   2,227,944	     	    2,218,516
Selling, General &
 Administrative	   1,633,692		         1,538,503
Research and
 Development	          178,734		           201,816
Other (Income) and
 Expenses			     (83,348)		           (36,301)
	      	        3,957,022	     	    3,922,534


Earnings Before
 Income Taxes		   1,797,336		         1,746,132

Income Taxes		     610,000	     	      611,100

Net Income	    $   1,187,336		     $   1,135,032

Net Income Per Share of
   Common Stock		$         .26		$         .26



Weighted Average Number of
   Shares Outstanding	    4,502,000		    4,352,000


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                           FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
					  Nine Months	     Nine Months
		                      Ended	          Ended
                         Dec 31, 1996	    Dec 31, 1995
Increase (Decrease) in Cash and Cash
Equivalents
Cash Flows From Operating Activities:
 Net Income			$  1,187,336	$    1,135,032
 Depreciation and
  Amortization		          188,511	       217,939
 Change in Assets and Liabilities-
    (Increase) Decrease in
      Accounts Receivable    396,628 	      (235,519)
    (Increase) Decrease in
      Inventories   	      86,234	       (37,597)
    (Increase) Decrease in
      Prepaid Expenses        58,958	        69,488
    (Increase) Decrease in
      Deposits			         -	         6,434
    Increase (Decrease) in
      Accounts Payable       (38,818)	       (16,357)
    Increase (Decrease) in
      Accrued Liabilities   (101,295)        (25,622)
Net Cash (Used) Provided by Operating
 Activities			    1,777,554	       1,113,798

Cash Flows From Investing Activities:
 (Increase) Decrease in,
   Patents and Trademarks       (4,001)         (1,549)
 Capital Expenditures,
   Net of Retirements	       (82,566)       (404,755)
Net Cash (Used) Provided by
   Investing Activities	       (86,567)       (406,304)

Cash Flows From Financing Activities:
 Common Stock Repurchases     (155,747)        (30,815)
 Proceeds From Stock Options
  Exercised		              5,642	         82,262
Net Cash (Used) Provided by
  Financing Activities	      (150,105)         51,447

Net Increase (Decrease) In
  Cash and Equivalents       1,540,882	        758,941

Cash and Cash Equivalents at Beginning
 of Period			     1,789,632	        402,913

Cash and Cash Equivalents
  at End of Period	       $  3,330,514      $1,161,854

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996 AND 1995
(Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 1996, the Company had cash and cash equivalents of $3,330,514. In addition, the Company had other current assets totaling $3,779,696 and total current assets of $7,110,210. Current liabilities of Mesa Laboratories, Inc. were $555,643 which resulted in a current ratio of 12.8:1.

	The Company has made net capital asset purchases of $82,566 for the fiscal year-to-date.

	During the first quarter of fiscal 1995, the Company announced its intention to repurchase up to 5% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be with existing cash reserves. At December 31, 1996, the Company has purchased 197,320 shares of its common stock at a cost of $589,842. In the fourth quarter of fiscal 1996, the Company authorized the repurchase of an additional 5% of its outstanding shares under the same terms as the existing plan.

	The Company anticipates that it will be able to meet the working capital needs of its operations through internally generated cash flow during the current fiscal year.

FORM 10-QSB

RESULTS OF OPERATIONS

REVENUE

	Net sales for the nine months ended December 31, 1996 increased $85,692 or 2% to $5,754,358 from the $5,668,666 net sales level achieved for the same nine month period last year. Net sales for the quarter decreased $107,729 to $2,108,845 from the $2,216,574 net sales level achieved in the same quarter last year. For the first nine and third fiscal quarter, the Medical and Nusonics product groups showed increases which were off-set by a decrease in Datatrace sales. Factors currently limiting growth in Datatrace sales include delays in introducing the new humidity logger and the current weakness in key European markets.

COST OF GOODS SOLD

	Cost of goods sold for the first nine months as a percent of net sales was 39% and unchanged from one year ago. Cost of goods sold for the current quarter as a percent of net sales was 38% which represents a decrease of 2% from the 40% level in the same quarter one year ago. The quarter showed a decrease in cost of goods sold as a percentage of sales. Most of the decrease realized in the quarter was attributable to a decrease in Datatrace product costs as a percent of sales. This decrease in Datatrace material cost occured as the new SMT circuit continues to be phased into production.

SELLING, GENERAL AND ADMINISTRATIVE

	Selling, general and administrative expenses for the first nine months rose 6% or $95,189 to $1,633,692 from $1,538,503 in the same period last year. Selling, general and administrative expenses for the current quarter totaled $535,239 which was down 3% or $16,419 from $551,658 expended in the same quarter one year ago. For the year, increases throughout the three marketing groups were partially off-set by a decrease in Administration expense. The largest increase in sales and marketing cost was incurred by the Nusonics line.

RESEARCH AND DEVELOPMENT

     Research and development for the first nine months decreased to $178,734 from $201,816 last year. Research and development for the quarter was $75,390 which represents a $23,098 increase in expense in relation to the same quarter last year. For the year-to-date, research and development spending has decreased due to a reduction in salary expense, which is being partially off-set by consulting expenses. Research and development expenses increased during the third quarter due to increased product development activity.

NET INCOME                                                    FORM 10-QSB

Net income for the nine months ended December 31, 1996, increased
5% to $1,187,336 or $.26 per share from $1,135,032 or $.26 per share last year. Net income for the quarter was $486,539 or $.11 per share which rose 1% compared to net income of $481,166 or $.11 per share in the same quarter last year. During the third quarter and first nine months of the fiscal year, net income remained very strong exceeding 20% of net sales. This trend during the first half of the fiscal year was attributable to a decrease in Research and Development expense. During the third quarter and for the remainder of the fiscal year, reductions in Datatrace manufacturing cost will be the key contributor to net income strength.

PART II-OTHER INFORMATION

None.

FORM 10-QSB


MESA LABORATORIES, INC.



DECEMBER 31, 1996




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)

DATED: December 14, 1997    	BY:        /S/Luke R. Schmieder
						   Luke R. Schmieder
						   President, Chief Executive
						   Officer, Treasurer and
						   Director

DATED: December 14, 1997    	BY:        /S/Steven W. Peterson
						   Steven W. Peterson
						   Vice President-Finance, Chief
						   Financial and Accounting Officer
						   and Secretary