Form 10QSB/A
period 1996-09-30
MESA LABORATORIES INC /CO
filed 1997-06-30
CIK 724004

[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS                   6-MOS
[FISCAL-YEAR-END]                          MAR-31-1997             MAR-31-1996
[PERIOD-END]                               SEP-30-1996             SEP-30-1995
[CASH]                                       3,123,077                 890,127
[SECURITIES]                                         0                       0
[RECEIVABLES]                                1,523,032               1,697,617
[ALLOWANCES]                                  (63,144)                (62,105)
[INVENTORY]                                  1,933,317               2,099,593
[CURRENT-ASSETS]                             6,681,705               4,772,153
[PP&E]                                       2,486,467               2,422,516
[DEPRECIATION]                               (900,593)               (834,864)
[TOTAL-ASSETS]                               9,308,397               7,535,190
[CURRENT-LIABILITIES]                          505,844                 506,216
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                     3,455,783               3,070,578
[OTHER-SE]                                   5,288,635               3,892,746
[TOTAL-LIABILITY-AND-EQUITY]                 9,308,397               7,535,190
[SALES]                                      3,645,513               3,452,092
[TOTAL-REVENUES]                             3,645,513               3,452,092
[CGS]                                        1,432,439               1,330,262
[TOTAL-COSTS]                                1,432,439               1,330,262
[OTHER-EXPENSES]                             1,201,796               1,136,368
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                              1,061,798               1,005,867
[INCOME-TAX]                                   361,000                 352,000
[INCOME-CONTINUING]                            700,798                 653,867
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   700,798                 653,867
[EPS-PRIMARY]                                      .16                     .15
[EPS-DILUTED]                                      .16                     .15