Form 10QSB/A
period 1996-12-31
MESA LABORATORIES INC /CO
filed 1997-06-30
CIK 724004

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS                   9-MOS
[FISCAL-YEAR-END]                          MAR-31-1997             MAR-31-1996
[PERIOD-END]                               DEC-31-1996             DEC-31-1995
[CASH]                                       3,330,514               1,161,854
[SECURITIES]                                         0                       0
[RECEIVABLES]                                1,801,459               2,207,048
[ALLOWANCES]                                    63,644                  72,605
[INVENTORY]                                  1,920,539               2,006,773
[CURRENT-ASSETS]                             7,110,210               6,111,148
[PP&E]                                       2,501,052               2,473,348
[DEPRECIATION]                                 929,915                 875,784
[TOTAL-ASSETS]                               9,688,987               8,791,869
[CURRENT-LIABILITIES]                          555,643                 695,756
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                     3,300,036               3,450,141
[OTHER-SE]                                   5,775,173               4,587,837
[TOTAL-LIABILITY-AND-EQUITY]                 9,688,987               8,791,869
[SALES]                                      5,754,358               5,668,666
[TOTAL-REVENUES]                             5,754,358               5,668,666
[CGS]                                        2,227,944               2,218,516
[TOTAL-COSTS]                                2,227,944               2,218,516
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                              1,797,336               1,746,132
[INCOME-TAX]                                   610,000                 611,100
[INCOME-CONTINUING]                          1,187,336               1,135,032
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                 1,187,336               1,135,032
[EPS-PRIMARY]                                      .26                     .26
[EPS-DILUTED]                                      .26                     .26