Form 10KSB
period 1997-03-31
MESA LABORATORIES INC /CO
filed 1997-06-30
CIK 724004

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

State issuer's revenues for its most recent fiscal year:  $7,774,050.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: As of May 31, 1997: $20,344,698*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No Par Value Common Stock--4,316,236 shares as of March 31, 1997.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No    X  .

   *The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $6.00, the last sales price of the Registrant's common stock as of May 31, 1997, such date being within 60 days prior to the date of filing.

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

     The Company presently markets the DATATRACE and ELOGG recording systems which are used in various industrial applications; NUSONICS Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products which are used in various industrial applications; and two product lines used in kidney dialysis [Western Meters and the ECHO Reprocessor]. The Company is also performing research and development to expand the application of its technology.

     All statements other than statements of historical fact included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the kidney dialysis market; competition in the data logging market; competition in the fluid measurement market; the business abilities and judgement of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

     Mesa's executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

Data Logging

     The world market for temperature sensors, indicators and recorders is currently estimated at over $2 billion and is projected to grow at an annual rate of 4-6% over the next several years. The electronics-based thermal sensor market to which DATATRACE products belong currently exceeds $100 million and is expected to expand at a rate of between 9% and 11%.

     The temperature and humidity recording markets are highly segmented. DATATRACE products have developed application niches within major industry segments such as food processing, medical sterilization, pharmaceutical processing, transportation, electronics, aerospace, storage facilities and textile manufacturing. DATATRACE products are used in any industry where temperature or humidity is critical to the manufacturing process, quality of the product or where product temperature or humidity profiles are required in a continuous or moving process environment.

DATATRACE Micropack Tracers, FRB Tracers and Flatpack Tracers

     The Micropack Tracer utilizes the latest advances in microcircuitry, power supply and sensor technologies. The instrument is computer based and can be programmed by the user to take and store up to 1,000 temperature or temperature and humidity readings. A lithium battery is utilized so that the device is completely self-contained and requires no external wires or cables.
The devices operate at temperatures from - 40 deg F to 680 deg F and provide both high accuracy and reliability. Currently, the Micropack Tracers for temperature are sold with various probe configurations in three temperature ranges: LoTemp, which records temperatures from -40 deg F to 185 deg F; Standard Temp, which records temperatures from 50 deg F to 302 deg F; and HiTemp, which records temperatures from 212 deg F to 680 deg F. The Flatpack Tracer provides the customer with a flat profile instrument in addition to the round Micropack Tracer. The Flatpack Tracer is offered in the same temperature ranges and probe configurations as the Micropack Tracer. Offering the same features but slightly larger than the Micropack Tracer, the FRB Tracer provides users with the ability to replace batteries at their facility, lowering operating cost and down time for factory replacement of the battery. Utilizing the same electronics and FRB Tracer packaging, the Company introduced a humidity and temperature version of its FRB Tracer product in late March, 1997.

     The DATATRACE Tracers can be placed completely inside a container or process to provide true time and temperature or time, temperature and humidity profiles of manufacturing processes, transportation systems and storage facilities. Optional probe configurations and attachments allow the Tracers to be adapted to a wide variety of applications. By eliminating the need for wi res or cable connections, the Tracer greatly reduces set up time while increasing measurement reliability.

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

     Composition Analyzers are marketed to various industrial users and are currently used to monitor more than 250 different materials. On a real time basis, the analyzer will monitor the composition of materials for process control of blending operations or for tracking the progress of polymerization processes. This product line is currently led by the Model 86 Composition Monitor. In addition, the Company also offers Model 87 (a laboratory model) and the Model 88 (which provides new signal processing technology).

     Based on the same technology as the Composition Analyzers, the Company also markets Pipeline Interface Detectors to the petroleum pipeline industry.
This instrument is used to monitor the interface of similar materials in a pipeline, such as different grades of unleaded fuel. By detecting these interfaces, the pipeline operator can accurately perform switching operations within the pipeline system.

Kidney Hemodialysis Treatment

     Patients with kidney failure (known as end stage renal disease, or ESRD) require the removal of toxic waste products and excess water through artificial means. This process needs to be performed three times per week and is most often accomplished through the use of hemodialysis.

     Hemodialysis requires the treatment to be conducted on a dialysis machine through the use of a disposable cartridge known as a dialyzer. Blood is brought extracorporally to the dialysis machine for control and monitoring and passes through the dialyzer where waste products and excess water are removed. This treatment generally lasts three to four hours and is conducted three times per week. These hemodialysis procedures are performed in kidney dialysis centers, hospitals and in the home. The bulk of the treatments are conducted in over 2,700 clinics and hospital centers. Currently, there are over 200,000 patients in the U.S. undergoing dialysis therapy.

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

The ECHO MM-1000 Dialyzer Reprocessor

     Dialyzer reuse is a procedure in which a patient's dialyzer is cleaned, performance tested and disinfected before it is reused by the same patient. The approximate cost of the dialyzer is $15-$55, and each patient requires approximately 156 dialyzers annually if no reuse is employed. Although the Company has not conducted a scientific market survey, it estimates that more than 80% of the hemodialysis patients being treated in centers are involved with reuse programs.

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

Marketing and Distribution

     The Company's domestic sales of its dialysis products are generated by its in-house marketing staff while the Company maintains an organization of independent manufacturers' representatives to distribute its DATATRACE and ELOGG product lines. For its NUSONICS product lines, a separate organization of manufacturers' representatives is maintained while a distributor network is being used for the Company's HVAC product line. International sales are conducted through over 50 distributors. During the fiscal year ended March 31, 1997, approximately 58% of sales have been domestic and 42% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

     Sales promotions include attendance by Mesa representatives at conventions, the continuation of direct mail campaigns and trade journal advertising in industry related publications.

     Customers of Mesa's dialysis products primarily include dialysis centers and dialysis equipment manufacturers. The primary emphasis of the Company's marketing effort is to offer quality products to the healthcare market which will aid in cost containment and improved patient well-being.

     DATATRACE and ELOGG customers include numerous industrial users who utilize the products within a variety of manufacturing, transportation and storage applications. The emphasis of the Company's marketing effort is to offer a quality product that provides a unique and flexible solution to monitoring temperature or humidity without interfering with the processing, transportation or storage of the product.

     NUSONICS customers include various industries such as water treatment, manufacturing, HVAC and petroleum product transportation. The Company's marketing efforts are focused on offering flow measurement and concentration monitoring in difficult environments where noninvasive monitoring techniques are required.
     During the fiscal year ended March 31, 1997, no single customer accounted for 10% or more of the Company's revenues. The Company does not believe that it is dependent upon a single customer or a few customers, whose loss would have a long term adverse effect upon the Company's business.

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

     In the area of dialyzer reuse, management believes that the availability of an automated reprocessing system which consistently cleans, rinses and disinfects dialyzers, as well as tests them for physical performance and leaks, can dramatically alter the reuse patterns. Mesa believes that it is the largest supplier of meters used to calibrate hemodialysis equipment, although it has not conducted independent market surveys. The DATATRACE and ELOGG® products offer unique solutions to monitoring temperature or humidity and temperature through a continuous process or long-term transportation and warehousing applications. Although there are other solutions to temperature and humidity monitoring available, the DATATRACE products offer a miniaturized, self-contained, environmentally resistant, wireless solution. NUSONICS products offer solutions to monitoring of clean fluids as well as highly corrosive materials, which are either noninvasive or do not disturb the flow of the product through the pipe. NUSONICS products also offer a unique solution to monitoring variations in a fluid's concentration as the fluid passes through a pipeline into or out of a process.

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

Employees

     At March 31, 1997, the Company had a total of 47 employees, of which 45 were full-time employees. Currently, 9 persons are employed for marketing, 4 for research and development, 28 for manufacturing and quality assurance and 6 for administration.

Additional Information

     For the fiscal years ended March 31, 1997 and 1996, Mesa spent approximately $253,661 and $294,826, respectively, on Company-sponsored research and development activities.

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

     The Company has been issued patents for its DATATRACE temperature recording devices and its NUSONICS sonic flow measurement and sonic concentration monitoring products. Failure to obtain patent protection on the
Company's remaining products may have a substantially adverse effect upon the Company since there can be no assurance that other companies will not develop functionally similar products, placing the Company at a competitive disadvantage. Further, there can be no assurance that patent protection will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could interfere with the business of the Company.

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

ITEM 3.  LEGAL PROCEEDINGS.

     No material legal proceedings to which the Company is a party or to which any of its property is the subject are pending, and no such proceedings are known by the Company to be contemplated. The Company is not presently a party to any litigation or administrative proceedings with respect to its compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and no such proceedings are known by the Company to be contemplated. No legal actions are contemplated nor judgments entered against any officer or director of the Company concerning any matter involving the business of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.


PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     (a)     Mesa's Common Stock is traded in the Nasdaq National Market under
the symbol "MLAB".  For the last two fiscal years, the high and low closing bid prices of the Company's Common Stock as reported to the Company by the
National Association of Securities Dealers, Inc. were as follows:
     Quarter Ended                               High           Low
     June 30, 1995                                3 3/4          2 1/2
     September 30, 1995                       4 1/4          3 1/4
     December 31, 1995                        4 5/8          3 5/8
     March 31, 1996                              8 3/8          4 1/4
     Quarter Ended                               High           Low
     June 30, 1996                               10 5/8          6 3/8
     September 30, 1996                        8 7/8          6 1/4
     December 31, 1996                         7 1/8          5 3/8
     March 31, 1997                               6 5/8          5

     The Nasdaq National Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

     (b)As of March 31, 1997, there were approximately 2,500 record and beneficial holders of Mesa's Common Stock.

     (c)     The Company has not declared or paid any dividends to date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Net Sales

     Net sales for fiscal 1997 decreased 4% from fiscal 1996. In real dollars, net sales of $7,774,050 in fiscal 1997 decreased $288,511 from $8,062,561 in 1996. Net sales decrease in fiscal 1997 was due largely to decreased international sales resulting from declines in European and South American sales. Medical and Datatrace sales both increased during the fiscal year while Nusonics sales declined from the prior fiscal year. Net sales increases in fiscal 1996 were due largely to increased Nusonics sales resulting from introduction of the CM800 Flow Meter, M88 Concentration Analyzer and higher international sales.

Cost of Sales

     Cost of sales as a percent of net sales in fiscal 1997 declined 0.6% from fiscal 1996 to 37.7%. During fiscal 1997, Medical costs increased 2.5% and Datatrace costs decreased 6.4%, respectively, as a percent of sales while Nusonics costs increased 6.5% as a percent of sales. For fiscal 1996, the cost of Nusonics products increased 3.6% and Medical products decreased 4.4%, respectively, while Datatrace products increased 3.3% as a percent of sales. The decrease in Datatrace cost of sales in fiscal 1997 was due to introduction of a new electronic circuit, which greatly reduced the materials cost of the product. The increase in Nusonics cost of sales in fiscal 1997 was due to an increase in the ratio of domestic sales, while the increase in Medical was attributable to a higher ratio of distributor sales. In fiscal 1996, the increase in Datatrace and Nusonics cost of sales was due to increased allocation of production support costs, while Medical costs were decreased by the same change in allocations.

Selling, General and Administrative

     Selling expenses decreased 7% from fiscal 1996 to fiscal 1997. In real dollars, selling expenses decreased $101,482 to $1,369,297 in fiscal 1997 from
$1,470,779 in fiscal 1996. The decrease in selling expenses in fiscal 1997 was due to reductions in Nusonics outside sales commissions for international sales. The increase in selling expenses during fiscal 1996 was due to higher outside sales commissions for Nusonics international sales.

     General and administrative expenses were $715,215 in fiscal 1997 and $806,897 in fiscal 1996, which represents a $91,682 or 11% decrease from fiscal 1996 to fiscal 1997. The decrease in general and administrative costs during fiscal 1997 was due to elimination of the one-time Nasdaq fees incurred in 1996 and reductions in facility related costs. Increased general and administrative costs during fiscal 1996 were due to increased compensation, costs associated with the move of the Company's facilities and fees associated with the Company's change of listing to the Nasdaq National Market.

Research and Development

     Company sponsored research and development costs were $253,661 in fiscal 1997 and $294,826 in fiscal 1996, which represents a 14% decrease from year to year. Research and development costs decreased in fiscal 1997 due to lower compensation and materials costs during the year. Costs during fiscal 1996 declined due to reductions in compensation costs during the second half of the fiscal year following the retirement of the Company's Director of Research and
Development.

Net Income

     Net income increased to $1,719,805 or $.39 per share in fiscal 1997 from $1,623,959 or $.37 per share in fiscal 1996. The increase in net income was due to a decrease in cost of goods sold combined with a decrease throughout the operating expense categories during fiscal 1997. The increase in net income during fiscal 1996 was due to increased revenues combined with a decrease in research and development expenses.

Liquidity and Capital Resources

     On March 31, 1997, the Company had cash and short term investments of $3,867,549. In addition, the Company had other current assets totaling $3,746,772 and total current assets of $7,614,321. Current liabilities of Mesa Laboratories, Inc. were $575,473 which resulted in a current ratio of 13:1. For comparison purposes at March 31, 1996, Mesa Laboratories, Inc. had cash and short term investments of $1,789,632, other current assets of $4,321,516, total current assets of $6,111,148, current liabilities of $695,756 and a current ratio of 9:1.

     Mesa Laboratories, Inc. has made net capital purchases of $120,635 during the past fiscal year.

     The Company has announced its intention to repurchase up to 10% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be made with existing cash reserves.

ITEM 7.  FINANCIAL STATEMENTS.


TABLE OF CONTENTS


Independent Auditors' Report

Financial Statements:

     Balance Sheets

     Statements of Income

     Statement of Stockholders' Equity

     Statements of Cash Flows

     Notes to Financial Statements



INDEPENDENT AUDITORS' REPORT

Audit Committee
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 1997 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of
March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Ehrhardt Keefe Steiner & Hottman PC

May 13, 1997
Denver, Colorado

MESA LABORATORIES, INC.
BALANCE SHEETS

         March 31,

    1997            1996

ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)                      $3,867,549
$1,789,632
  Accounts receivable (Note 1)-
    Trade, net of allowance for doubtful accounts
      of $29,000 (1997) and $50,000 (1996)              1,632,210
2,117,930

Other
25,880          16,513
  Inventories (Notes 1 and 2)                                   1,963,572
2,006,773
  Prepaid income
tax                                                             -
55,395
  Prepaid expenses
31,710           35,070
  Deferred income taxes (Note 4)
93,400           89,835
     TOTAL CURRENT ASSETS                            7,614,321     6,111,148

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $950,233 (1997) and
  $841,949 (1996) (Notes 1 and 3)                          1,589,895
1,577,544

OTHER ASSETS (Note 1):
  Patents, net of accumulated amortization of
    $317,260 (1997) and $251,539 (1996)                   502,351
568,073
  Trademarks, net of accumulated amortization of
    $54,896 (1997) and $45,327 (1996)                       207,061
212,630
  Covenants not to compete, net of accumulated
    amortization of $310,103 (1997) and $252,527
    (1996)
264,899        322,474
  Deposits and other assets
27,903                  -
     TOTAL OTHER ASSETS                                 1,002,214    1,103,177

$10,206,430    $8,791,869

See notes to financial statements.

MESA LABORATORIES, INC.
BALANCE SHEETS

                   March 31,

               1997           1996

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                  $
46,282    $  100,733
  Accrued salaries and payroll taxes
237,361        289,643
  Accrued warranty expense (Note 1)
40,000          33,000
  Other accrued
liabilities
188,030        235,736
  Taxes
payable
63,800          36,644
     TOTAL CURRENT LIABILITIES                                 575,473
695,756

LONG TERM LIABILITIES:
  Deferred income taxes (Note 4)
62,800         58,135

COMMITMENTS AND CONTINGENCY (Note 5)

STOCKHOLDERS' EQUITY (Note 6):
  Preferred stock, no par value;
    authorized 1,000,000 shares; none
issued                                     -               -
  Common stock, no par value; authorized
    8,000,000 shares; issued and outstanding,
    4,316,236 shares (1997) and 4,314,157
    shares
(1996)
3,426,979     3,450,141
  Retained
earnings
6,141,178     4,587,837

          9,568,157     8,037,978

      $10,206,430   $8,791,869

See notes to financial statements.

MESA LABORATORIES, INC.
STATEMENTS OF INCOME

          Year Ended March 31,

             1997               1996

SALES (Notes 1 and 7)
$7,774,050    $8,062,561
COST OF SALES
2,932,225     3,087,888
GROSS PROFIT
4,841,825     4,974,673

OPERATING EXPENSES:
  Selling
       1,369,297     1,470,779
  General and administrative
715,215        806,897
  Research and development (Note 1)
253,661       294,826
TOTAL OPERATING EXPENSES                                   2,338,173
2,572,502

OPERATING INCOME
2,503,652     2,402,171

INTEREST INCOME, NET AND OTHER                          126,853         52,154

EARNINGS BEFORE INCOME TAXES                          2,630,505    2,454,325

INCOME TAXES (Note 4)
910,700       830,366

NET INCOME
$1,719,805  $1,623,959


NET INCOME PER SHARE                                           $
 .39  $          .37

AVERAGE COMMON SHARES OUTSTANDING         4,466,128    4,366,057

See notes to financial statements.

MESA LABORATORIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
                                                        Common
Stock                                  Total
                                                    Number
of                       Retained     Stockholders'
                                                       Shares
Amount        Earnings          Equity

BALANCE, March 31, 1995       4,233,761  $3,045,532   $3,238,879    $6,284,411

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment                                     90,896
160,424                  -           160,424

Purchase and retirement of
  treasury stock
  (Notes 5 and 6)                            (10,500)      244,185
(275,001)         (30,816)
Net income for the year                            -                  -
1,623,959      1,623,959

BALANCE, March 31, 1996       4,314,157   3,450,141    4,587,837
8,037,978

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment                                     46,779
72,596                 -             72,596

Purchase and retirement of
  treasury stock
  (Notes 5 and 6)                             (44,700)      (95,758)
(166,464)        (262,222)

Net income for the year                             -                  -
1,719,805        1,719,805

BALANCE, March 31, 1997       4,316,236  $3,426,979  $6,141,178     $9,568,157

See notes to financial statements.

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS

   Year Ended March 31,

       1997             1996

Cash flows from operating activities:
  Net income
$1,719,805    $1,623,959
  Depreciation and amortization
241,150         285,531
  Provision for bad debts
(21,000)          10,000
  Provision for warranty reserve
7,000             9,000
  Provision for inventory reserve
(12,000)          10,000
  Deferred income taxes
1,100          (24,535)
  Change in assets and liabilities-
   (Increase) decrease in accounts receivable                 497,353
(432,954)
   (Increase) decrease in inventories
55,201           15,865
   (Increase) decrease in prepaid expenses
58,755            1,889
   Increase (decrease) in accounts payable                      (54,451)
(17,970)
   Increase (decrease) in accrued liabilities
(72,832)      189,054
Net cash provided by operating activities                   2,420,081
1,669,839

Cash flows from investing activities:
  (Capital expenditures) proceeds from sale of
    property
(120,635)      (419,144)
  (Increase) decrease in intangibles
(4,000)           6,416
  (Increase) in deposits and other assets
(27,903)                  -
Net cash (used) provided by investing activities          (152,538)
(412,728)

Cash flow from financing activities:
  Net proceeds from the issuance of common stock        72,596       160,424
  Common stock repurchases                                      (262,222)
(30,816)
Net Cash (used) provided by financing activities         (189,626)
129,608

Net increase (decrease) in cash and cash equivalents  2,077,917    1,386,719

Cash and cash equivalents at beginning of year           1,789,632
402,913

Cash and cash equivalents at end of year                  $3,867,549
$1,789,632

Supplemental disclosures of cash flow information:

  Cash paid during the year for interest                     $             -
$             -
  Cash paid during the year for income taxes            $  822,700   $
823,645

See notes to financial statements.

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS

 1.Summary of Significant Accounting Policies:

General - Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982, for the purpose of designing, manufacturing and marketing electronic instruments and supplies.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of money market funds and accounts receivable. The Company invests primarily all of its excess cash in money market funds administered by reputable financial institutions, U. S. Treasuries and grants credit to its customers who are located throughout the United States and several foreign countries. To reduce credit risk, the Company periodically evaluates the money market fund administrators and performs credit analysis of customers and monitors their financial condition.
Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

Cash Equivalents - Cash equivalents include all highly liquid investments with an original maturity of three months or less.
Inventories - Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost (see Note 2).

Property, Plant and Equipment - Property, plant and equipment is stated at acquisition cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of three to thirty-nine years (Note 3).

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

Research & Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred.

Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

Earnings Per Share - Net income per common share is based on the weighted average number of shares outstanding during the period, including common share equivalents.

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

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

Fair Value of Financial Instruments - The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value as of March 31, 1997 because of the relatively short maturity of these instruments.

 2.     Inventories:

     Inventories consist of the following:
                                                                        March
31,

1997            1996
     Raw materials                                 $1,417,991    $1,475,717
     Work-in-process                                  318,129        265,955
     Finished goods                                     262,452        312,101
     Less reserve                                         (35,000)
(47,000)
                                                           $1,963,572
$2,006,773

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 1997 and 1996.

 3.     Property, Plant and Equipment:

Property, plant and equipment consists of the following:
                                                                  March
31,
                                                            1997
1996
     Land                                            $  148,104     $  148,104
     Building                                        1,117,317      1,101,393
     Manufacturing equipment             1,063,600       1,013,754
     Computer equipment                       138,049            83,541
     Furniture and fixtures                        62,527            62,170
     Truck                                                10,531
10,531
                                                          2,540,128
2,419,493
     Less accumulated depreciation        (950,233)      (841,949)
                                                        $1,589,895
$1,577,544

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

4.     Income Taxes:

The components of the provision for income taxes for the years ended March
31,
1997 and 1996 are as follows:

  March 31,

1997                   1996
     Current tax provision:
      Federal                                                 $
787,700          $  740,346
      State
121,900              114,555

909,600              854,901

     Deferred tax provision:
      Federal
950            (21,250)
      State
150               (3,285)

1,100             (24,535)
                                                                  $
910,700         $  830,366

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 1997 and 1996 are as follows:

  March 31,

1997          1996
     Depreciation and amortization               $  (63,000)       $
(63,145)
     Accrued vacation
26,500              24,530
     Bad debt expense
19,500              19,630
     Obsolete inventory
19,500              18,455
     Warranty reserve
15,700               8,395
     Other
9,100             17,970
     Deferred service cost
3,300               5,865
     Net deferred asset                                  $   30,600        $
31,700

A reconciliation of the Company's income tax provision for the years ended March 31, 1997 and 1996, and the amounts computed by applying statutory rates to income before income taxes is as follows:

March 31,

1997           1996
     Income taxes at statutory rates               $  894,400       $ 834,470
     State income taxes,
       net of federal benefit
78,900            72,136
     Foreign sales corporation exemption          (62,800)          (61,030)
     Other
200           (15,210)
                                                                  $
910,700        $ 830,366

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

 5.Commitments:

The Company has announced a plan to repurchase up to 10% of its outstanding common stock. Under the plan, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchase of shares will be funded through existing cash reserves.

 6.Stockholders' Equity:

The State of Colorado has eliminated the ability of Colorado corporations to retain treasury stock. As a result, the Company reduced common stock to its average share value and further reduced retained earnings for the remainder of the cost of treasury stock acquired in each fiscal year.

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

On October 3, 1996, the Company adopted a new nonqualified performance stock option plan for the benefit of the Company's outside Directors. The plan provides that the outside Directors will receive grants to be determined and approved by the Company's inside Directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years and, during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant.






MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

The following is a summary of options granted under the plans:

Number of       Exercise

Options            Price
     BALANCE outstanding March 31, 1995          385,950
       Options granted
127,600     $2.75 - $4.38 a share
       Options canceled
(69,700)    $ .88  - $3.31 a share
       Options exercised                                          (116,445)
$ .69  - $3.31 a share

     BALANCE outstanding March 31, 1996          327,405
       Options granted
80,400      $5.63 - $7.70 a share
       Options canceled
(12,700)     $2.50 - $7.00 a share
       Options exercised
(67,460)     $2.19 - $3.31 a share

     BALANCE outstanding March 31, 1997         327,645

The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1996 and 1997 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amounted indicated below:

        March 31,

  1997             1996

     Net income applicable to common
        stockholders - as reported                             $1,719,805
$1,623,959
     Net income applicable to common
        stockholders - pro forma                               $1,481,769
$1,466,920
     Income per share - as reported                         $           .39
$          .37
     Income per share - pro forma                           $           .33
$          .34

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of 30%; discount rate of 8.5%; and expected lives of 5 years.

 7.     International Sales:

     For the past two fiscal years, the Company had foreign sales as follows:
                                                                          Year
Ended March 31,

1997          1996
     Asia                                                           $
910,953     $  929,811
     Europe
1,163,858      1,404,568
     Other
1,166,721      1,367,990

$3,241,532    $3,702,369

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.



PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names, addresses, ages and terms of office of the executive officers and directors of the Company are:
Name and Address                 Age
Office                    Term Expires(1)
Luke R. Schmieder                  54            President, Chief
Executive          1997
12100 West Sixth Avenue                       Officer, Treasurer and
Lakewood, Colorado                               Director
Steven W. Peterson                 40            Vice
President-Finance,              1997
12100 West Sixth Avenue                       Chief Financial and Chief
Lakewood, Colorado                              Accounting Officer and
                                                               Secretary

Paul D. Duke                          55            Vice
President                            1997
12100 West Sixth Avenue                       and Director
Lakewood, Colorado

Philip D. Quedenfeld               66
Director                                      1997
12100 West Sixth Avenue
Lakewood, Colorado

G. Lee Southard, Ph.D.           60
Director                                        1997
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell                  67
Director                                        1997
12100 West Sixth Avenue
Lakewood, Colorado

(1)The term of office of each officer of the Company is at the discretion of the Board of Directors.

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

H. Stuart Campbell, Director

     Mr. Campbell received his Bachelor of Science degree from Cornell University in 1951. From 1960 through September 1982, Mr. Campbell served in various capacities for Johnson & Johnson and Ethicon, Inc., a domestic subsidiary of Johnson & Johnson. From 1977 through September 1982, he was a Company Group Chairman with Johnson & Johnson and served as Chief Executive Offi cer and Chairman of the Board of Directors of eight major corporate subsidiaries. Mr. Campbell currently owns and serves as an officer of Highland Packaging Labs, Inc., Somerville, New Jersey (contract packaging business). He also serves as a director of Isomedix, Inc., Whippany, New Jersey (contract irradiation processing and medical product sterilization), as a director of Atrix Laboratories, Inc. (pharmaceutical and contract research and development company) and as chairman of Biomatrix, Inc., Ridgefield, New Jersey (biomaterials manufacturer). Mr. Campbell has served as a director of the Company since May 1983 and devotes such time as is necessary to the affairs of the Company.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to § 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Company because of the requirements of
Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on the Company's Chief Executive
Officer for services rendered in all capacities during the fiscal years ended March 31, 1997, March 31, 1996 and March 31, 1995. No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 1997 in excess of $100,000.








SUMMARY COMPENSATION TABLE

               Long Term
                                       Annual Compensation
Compensation

                   Name
and
                All
                   Principal
Fiscal                                             Options              Other
                   Position              Year        Salary
Bonus(2)      Granted      Compensation
                                             1997      $88,775
$14,000          4,000                   -
Luke R. Schmieder, Chief     1996      $85,067        $30,000
5,000                   -
  Executive Officer                1995      $80,304        $11,000
5,000              $687 (1)

_________

(1) This amount reflects the premium paid by the Company for a $100,000 term life insurance policy for the benefit of Mr. Schmieder.

(2) Reflects bonus earned in fiscal year, but paid in the following fiscal year.



     The following summary table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 1997 to the Company's Chief Executive Officer.

                                              Option Grants in Last Fiscal Year

                                                             Percent of Total
                                                           Options Granted to
                                                          Employees in Fiscal
       Name                 Options Granted           Year
Exercise Price     Expiration Date
Luke R. Schmieder            4,000
5%                         $7.70           March 31, 2001

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

     On October 3, 1996, the Company adopted a new nonqualified performance stock option plan for the benefit of the Company's outside Directors. The plan provides that the outside Directors will receive grants to be determined and approved by the Company's inside directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years, and during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant.

     On April 1, 1996, the Company's three outside directors were granted options to purchase
4,000 shares of Common Stock at $7.00 per share. The Company's two inside directors each were granted options to purchase 4,000 shares of Common Stock at a price of $7.00 per share for Mr. Duke and at a price of $7.70 per share for Mr. Schmieder.

     Beginning in fiscal 1997, all outside directors received cash compensation of $500 for each
Board of Directors meeting attended in person.

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

     As of March 31, 1997, options to purchase a total of 327,645 shares were outstanding, at exercise prices ranging from $2.19 to $7.70 per share. Further, as of March 31, 1997, options to purchase an aggregate of 143,450 shares remained available for grant under the latter two plans. The plan adopted in September 1984 was terminated effective June 1, 1993. Options were granted during the fiscal year ended March 31, 1997, pursuant to the Company's incentive stock option plans, to each of the Company's executive officers. Options to purchase 5,000 shares and 4,000 shares at $7.00 per share were granted to Mr. Steven W. Peterson, Vice President-Finance and Mr. Paul Duke, Vice President, respectively. Mr. Luke
R. Schmieder, President, was granted options to purchase 4,000 shares at $7.70 per share. Retirement Plan

     No retirement, pension or profit sharing program has been adopted by the Company. The
Company may offer stock bonuses, profit sharing or pension plans to key employees or executive officers of the Company in such amounts and upon such conditions as the Board of Directors may in its sole discretion determine.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

     The following table sets forth the number of shares of the Company's Common Stock owned beneficially as of March 31, 1997, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's officers and directors as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. As far as is known to management of the Company, no person owns beneficially more than five percent of the outstanding shares of Common Stock as of March 31, 1997 except as set forth below.

                                                                   Amount
and                Percentage of
Name of Beneficial                                        Nature
of                   Class Benefi-
      Owner(1)                                            Beneficial
Owner            cially Owned
Luke R. Schmieder                                          476,117
(2)                   11.0

Steven W. Peterson                                           64,825
(3)                     1.5

Paul D. Duke                                                  180,662
(4)                     4.2

H. Stuart Campbell                                           57,000
(5)                     1.3

Philip D. Quedenfeld                                      166,099
(6)                      3.8

G. Lee Southard                                              80,000
(7)                      1.8

All officers and                                           1,024,703
(8)                    23.2
directors as a group
(6 in number)

__________
(1) The business address for each person identified herein is 12100 West Sixth Avenue,
    Lakewood, Colorado 80228.
(2) Includes 16,000 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.
(3) Includes 19,250 shares which Mr. Peterson has the right to acquire within 60 days by exercise of stock options.
(4) Includes 16,000 shares which Mr. Duke has the right to acquire within 60 days by exercise of stock options.
(5) Includes 16,000 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.
(6) Includes 16,000 shares which Mr. Quedenfeld has the right to acquire within 60 days by exercise of stock options.
(7) Includes 16,000 shares which Dr. Southard has the right to acquire within 60 days by exercise of stock options.
(8) Includes 99,250 shares which the officers and directors of the Company as a group have the right to acquire within 60 days by exercise of stock options.

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

    (23)(i) Consent of Ehrhardt Keefe Steiner & Hottman PC, independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-89808, 333-02074 and 333-18161) of their report dated May 13, 1997, included in the Registrant's Report on Form 10-KSB for the fiscal year ended March
              31, 1997.

    (27) Financial Data Schedule

    (b) Reports on Form 8-K. During the last quarter of the period covered by this report, the
         Registrant did not file any Report on Form 8-K.

                                  SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


   MESA LABORATORIES, INC.

                    Registrant


Date:    June 27, 1997                                                 By:
/s/ Luke R. Schmieder

           Luke R. Schmieder, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name
Title                                                   Date

 /s/ Luke R. Schmieder               President, Chief Executive
Officer,                    June 27, 1997
Luke R. Schmieder                     Treasurer and Director


 /s/ Steven W. Peterson              Vice President, Finance, Chief
Financial             June 27, 1997
Steven W. Peterson                    and Chief Accounting Officer and
Secretary


 /s/ Paul D. Duke                        Vice President and
Director                               June 27, 1997
Paul D. Duke


 /s/ Philip D. Quedenfeld             Director
                           June 27, 1997
Philip D. Quedenfeld


 /s/ G. Lee Southard
Director                                                             June 27,
1997
G. Lee Southard


 /s/ H. Stuart Campbell
Director                                                             June 27,
1997
H. Stuart Campbell
      EXHIBIT (23) (i)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Annual Report on Form 10-KSB under the
Securities Exchange Act of 1934 of Mesa Laboratories, Inc. for the year ended March 31, 1997 of our reports dated May 13, 1997 and contained in registration Statements NO. 33-89808, 333-02074 and 333-18161 of Mesa Laboratories, Inc. on Form S-8 under the Securities Act of 1933 insofar as such reports relate to the financial statements of Mesa Laboratories, Inc. for the year ended March 31, 1997.


Ehrhardt Keefe Steiner & Hottman PC

June 27, 1997
Denver, Colorado