Form 10QSB
period 1997-06-30
MESA LABORATORIES INC /CO
filed 1997-08-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

     There were 4,307,755 shares of the Issuer's common stock, no par value, outstanding as of June 30, 1997.



Page 1 of 7 ITEM 1. FINANCIAL STATEMENTS FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS                                       JUNE 30, 1997       MARCH 31,
1997
  CURRENT ASSETS
    Cash and Cash Equivalents        $    4,557,952       $    3,867,549
    Accounts Receivable, Net                 1,336,663            1,658,090
    Inventories                                         2,049,281
1,963,572
    Prepaid Income Tax
-                         -
    Prepaid Expenses                                   16,759
31,710
    Deferred Income Taxes                          93,400
93,400

      TOTAL CURRENT ASSETS         8,054,055            7,614,321

  PROPERTY, PLANT &
     EQUIPMENT, NET                         1,567,929            1,589,895

  OTHER ASSETS
    Patents, Trademarks and
      Covenants, Net                                   962,014
1,002,214

      TOTAL ASSETS                      $   10,583,998       $   10,206,430

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable                          $       57,662       $
46,282
    Accrued Salaries & Payroll Taxes        120,811              237,361
    Other Accrued Expenses                      123,873              228,030
    Taxes Payable                                       267,444
63,800

      TOTAL CURRENT LIABILITIES     569,790              575,473

  LONG TERM LIABILITIES
    Deferred Income Taxes Payable             62,800               62,800

  STOCKHOLDERS' EQUITY
    Preferred Stock, No Par Value
-                         -
    Common Stock, No Par Value;
     authorized 8,000,000 shares;
     issued and outstanding,
     4,307,755 shares (06/30/97)
     and 4,316,236 shares (3/31/97)       3,413,063            3,426,979
    Retained Earnings                            6,538,345
6,141,178

      TOTAL STOCKHOLDERS'
           EQUITY                                    9,951,408
9,568,157

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY  $   10,583,998    $   10,206,430


Page 2 of 7 ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                        Three
Months             Three Months

Ended                    Ended
                                                         June 30,
1997            June 30, 1996

Sales                                                  $
1,846,058            $   1,842,569

Cost of Goods Sold                                   633,864
728,254
Selling, General & Administrative           514,077                  565,651
Research and Development                        61,778
52,187
Other (Income) and Expenses                   (45,544)
(22,964)

1,164,175                1,323,128


Earnings Before Income Taxes                681,883                  519,441

Income Taxes
247,500                  176,600

Net Income                                        $     434,383
$     342,841

Net Income Per Share of
   Common Stock                                     $         .10
$         .08



Weighted Average Number of
   Shares Outstanding                              4,444,000
4,534,000




















Page 3 of 7 ITEM 1. FINANCIAL STATEMENTS
(CONTINUED)                           FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                  Three
Months      Three Months
Increase (Decrease) in Cash and Cash                 Ended
Ended
Equivalents                                               June 30, 1997
June 30, 1996
Cash Flows From Operating Activities:
 Net Income                                                $     434,383
$        342,841
 Depreciation and Amortization                          68,259
62,501
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable 321,427               350,163
    (Increase) Decrease in Inventories                 (85,709)
57,117
    (Increase) Decrease in Prepaid Expenses       14,951
11,852
    (Increase) Decrease in Deposits
-                           -
    Increase (Decrease) in Accounts Payable       11,380
(34,299)
    Increase (Decrease) in Accrued Liabilities    (17,063)
(114,220)
Net Cash (Used) Provided by Operating
 Activities
747,628               675,955

Cash Flows From Investing Activities:
 (Increase) Decrease in Trademarks
-                  (4,000)
 Capital Expenditures, Net of Retirements             (6,093)
(57,739)
Net Cash (Used) Provided by Investing Activities (6,093)            (61,739)

Cash Flows From Financing Activities:
 Treasury Stock Purchases
(58,700)                     -
 Proceeds From Stock Options Exercised                7,568
705
Net Cash (Used) Provided by Financing
  Activities
(51,132)                 705

Net Increase (Decrease) In Cash and
  Equivalents
690,403            614,921

Cash and Cash Equivalents at Beginning
 of Period
3,867,549          1,789,632

Cash and Cash Equivalents at End of Period $ 4,557,952       $ 2,404,553














Page 4 of 7 ITEM 1. FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1997 AND 1996
(Unaudited)

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

     The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB, at March 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On June 30, 1997, the Company had cash and cash equivalents of $4,557,952. In addition, the Company had other current assets totaling $3,496,103 and total current assets of $8,054,055. Current liabilities of Mesa Laboratories, Inc. were $569,790 which resulted in a current ratio of 14.1:1.

     The Company has made net capital asset purchases of $6,093 for the fiscal year-to-date.

     The Company has announced its intention to repurchase up to 10% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be made with existing cash reserves.














Page 5 of 7 FORM 10-QSB

RESULTS OF OPERATIONS

REVENUE
     Net sales for the three months ended June 30, 1997 increased $3,489 or .2% to $1,846,058 from the $1,842,569 net sales level achieved for the same three month period last year. For the first fiscal quarter, the Medical and Datatrace product groups showed increases which were off-set by a decrease in Nusonics sales. Strong sales of Reprocessor products and the new Humidity Tracers accounted for the increases in Medical and Datatrace sales, while decreases in Concentration Analyzers and Pipeline Interface Detectors were responsible for the decline in Nusonics sales.

COST OF GOODS SOLD
     Cost of goods sold for the first three months as a percent of net sales was 34% which represents a 6% decrease over the 40% level for the same three month period last year. Most of the decrease realized in the quarter was attributable to a decrease in Datatrace product costs as a percent of sales. The decrease in Datatrace costs was realized from declines in materials, scrap and service parts cost which were attributable to the new SMT circuit introduced during the prior fiscal year.

SELLING, GENERAL AND ADMINISTRATIVE
     Selling, general and administrative expenses for the first three months decreased 9% or $51,574 to $514,077 from $565,651 in the same period last year. For the current quarter, a 48% decrease in the Nusonics marketing expense was partially off-set by a 15% increase in the administrative expense.

RESEARCH AND DEVELOPMENT
     Research and development for the first three months increased to $61,778 from $52,187 which represents an 18% increase over the same period last year.
During the fiscal first quarter, research and development activity increased due to a higher activity related to the Pressure Tracer project and the resumption of development of the Windows version of the Datatrace software package.
NET INCOME
     Net income for the three months ended June 30, 1997 increased 27% to $434,383 or $.10 per share from $342,841 or $.08 per share last year. During the fiscal first quarter, cost of goods sold improved due to introduction of the new SMT circuit for the Company's Datatrace products. The SMT circuit reduced both material and scrap costs. In addition, Nusonic's sales expenses have declined due chiefly to a decline in outside commission costs as terms to certain foreign representatives were restructured in favor of net pricing.

PART II-OTHER INFORMATION
     None.



Page 6 of 7 FORM 10-QSB


MESA LABORATORIES, INC.



JUNE 30, 1997




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)



DATED: August 14, 1997           BY:  /s/ Luke R. Schmieder
                                                             Luke R. Schmieder
                                                             President, Chief
Executive
                                                             Officer,
Treasurer and
                                                             Director

DATED: August 14, 1997           BY:  /s/ Steven W. Peterson
                                                            Steven W.
Peterson
                                                            Vice
President-Finance, Chief
                                                            Financial and
Accounting Officer
                                                             and Secretary