Form 10QSB
period 1997-09-30
MESA LABORATORIES INC /CO
filed 1997-10-30
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

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

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:
     There were 4,309,137 shares of the Issuer's common stock, no par value, outstanding as of September 30, 1997.

ITEM 1. FINANCIAL STATEMENTS FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
                                             SEPTEMBER 30, 1997       MARCH
31, 1997
ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents           $    4,919,813       $    3,867,549
    Accounts Receivable, Net                   1,653,538            1,658,090
    Inventories                                           1,842,721
1,963,572
    Prepaid Expenses
7,705                31,710
    Deferred Income Taxes                             93,400
93,400

      TOTAL CURRENT ASSETS            8,517,177            7,614,321

  PROPERTY, PLANT & EQUIPMENT,
    NET
1,667,822            1,589,895

  OTHER ASSETS
    Patents, Trademarks and
      Covenants, Net                                      921,814
1,002,214

      TOTAL ASSETS                        $   11,106,813       $   10,206,430

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable                              $      114,995       $
46,282
    Accrued Salaries & Payroll Taxes            215,168              237,361
    Other Accrued Expenses                           154,832
228,030
    Taxes Payable
70,224                63,800

      TOTAL CURRENT LIABILITIES             555,219              575,473

  LONG TERM LIABILITIES
    Deferred Income Taxes Payable                     62,800
62,800

  STOCKHOLDERS' EQUITY
    Preferred Stock, No Par Value
-                          -
    Common Stock, No Par Value;
     authorized 8,000,000 shares;
     issued and outstanding,
     4,309,137 shares (9/30/97)
     and 4,316,236 shares (3/31/97)                 3,419,572
3,426,979
    Retained Earnings
7,069,222            6,141,178

      TOTAL STOCKHOLDERS' EQUITY  10,488,794            9,568,157

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY          $   11,106,813       $   10,206,430

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)      FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                          Three
Months             Three Months

Ended                         Ended
                                                          Sept. 30,
1997           Sept. 30, 1996
Sales                                                    $
2,158,985            $   1,802,944

Cost of Goods Sold
780,546                  704,385
Selling, General & Administrative              525,338
532,602
Research and Development                           79,215
51,157
Other (Income) and Expenses                      (54,967)
(27,557)

1,330,132                1,260,587


Earnings Before Income Taxes                   828,853
542,357

Income Taxes
297,975                  184,400

Net Income                                              $
530,878            $     357,957

Net Income Per Share of
   Common Stock                                         $
 .12            $         .08



Weighted Average Number of
   Shares Outstanding
4,446,000                4,500,000

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                      FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                                                   Six
Months             Six Months

Ended                  Ended
                                                                 Sept. 30,
1997         Sept. 30, 1996
Sales                                                           $
4,005,044          $   3,645,513

Cost of Goods Sold
1,414,410              1,432,439
Selling, General & Administrative                 1,039,415
1,098,452
Research and Development                               140,993
103,344
Other (Income) and Expenses                          (100,511)
(50,520)

2,494,307              2,583,715


Earnings Before Income Taxes                      1,510,737
1,061,798

Income Taxes
545,476                361,000

Net Income                                                  $
965,261         $     700,798

Net Income Per Share of
   Common Stock                                            $
 .22             $         .16



Weighted Average Number of
   Shares Outstanding
4,444,000              4,511,000


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                           FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

                                                                 Six
Months                  Six Months

Ended                           Ended
                                                               Sept. 30,
1997             Sept. 30, 1996

Increase (Decrease) in Cash and Cash
Equivalents
Cash Flows From Operating Activities:
 Net Income                                            $
965,261                 $     700,798
 Depreciation and Amortization
136,517                        125,318
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable  4,552
611,411
    (Increase) Decrease in Inventories
120,851                        73,456
    (Increase) Decrease in Prepaid Expenses      24,005
78,021
    Increase (Decrease) in Accounts Payable     68,713
33,865
    Increase (Decrease) in Accrued Liabilities (88,967)
(223,777)
Net Cash (Used) Provided by Operating
 Activities
1,230,932                    1,399,092

Cash Flows From Investing Activities:
  (Increase) Decrease in, Patents and Trademarks
-                          (4,001)                                    Capital
Expenditures, Net of Retirements   (134,044)                      (67,288)
Net Cash (Used) Provided by Investing
 Activities
(134,044)                       (71,289)

Cash Flows From Financing Activities:
 Common Stock Repurchases
(58,700)                                  -
 Proceeds From Stock Options Exercised
14,076                            5,642
Net Cash (Used) Provided by Financing
 Activities
(44,624)                           5,642

Net Increase (Decrease) In Cash and
 Equivalents
1,052,264                     1,333,445

Cash and Cash Equivalents at Beginning
 of Period
3,867,549                     1,789,632

Cash and Cash Equivalents at End of Period$   4,919,813            $
3,123,077


ITEM 1. FINANCIAL STATEMENTS (CONTINUED)     FORM 10-QSB


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1997 AND 1996
(Unaudited)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 1997, the Company had cash and cash equivalents of $4,919,813. In addition, the Company had other current assets totaling $3,597,364 and total current assets of $8,517,177. Current liabilities of Mesa Laboratories, Inc. were $555,219 which resulted in a current ratio of 15.3:1.

     The Company has made net capital asset purchases of $134,044 for the fiscal year-to-date.

     The Company has announced its intention to repurchase up to 10% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be made with existing cash reserves.

FORM 10-QSB

RESULTS OF OPERATIONS

REVENUE

     Net sales for the six months ended September 30, 1997 increased $359,531 or 10% to $4,005,044 from the $3,645,513 net sales level achieved for the same six month period last year. Net sales for the quarter increased $356,041 or 20% to $2,158,985 from the $1,802,944 net sales level achieved in the same quarter last year. For the first six months of the fiscal year, the Medical and Datatrace Divisions showed increases in total sales with strong sales of Reprocessor products and the Humidity Tracers accounting for the increases. These increases were partially offset by a sales decrease in the Nusonics product line.

COST OF GOODS SOLD

     Cost of goods sold for the first six months as a percent of net sales was
35% which represents a 4% decrease from the 39% level for the same six month period last year. Cost of goods sold for the current quarter as a percent of net sales was 36% which represents a decrease of 3% from the 39% level in the same quarter one year ago. Most of the decrease realized in the quarter and for the year-to-date was attributable to a decrease in Datatrace product costs as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the first six months decreased 5% or $59,037 to $1,039,415 from $1,098,452 in the same period last year. For the current quarter, selling, general and administrative expenses totaled $525,338 which was down 1% or $7,264 from $532,602 expended in the same quarter one year ago. For the current quarter, a 35% decrease in the Nusonics marketing expense was partially offset by a 15% increase in the administrative expense.

RESEARCH AND DEVELOPMENT

     Research and development for the first six months increased to $140,993 from $103,344 last year and represents a 36% increase. Research and development for the quarter was $79,215 which represents an increase of $28,058 or 55% in expense in relation to the same quarter last year. For the year-to-date and quarter, research and development spending has increased due to on-going development work on the alkylation acid monitor system and new development work on a new generation of Nusonics electronics and software product development for the Datatrace and Medical product lines.

NET INCOMEFORM
10-QSB

     Net income for the six months ended September 30, 1997, increased 38% to $965,261 or $.22 per share from $700,798 or $.16 per share last year. Net income for the quarter was $530,878 or $.12 per share which rose 48% compared to net income of $357,957 or $.08 per share in the same quarter last year. During the second quarter and first six months of the fiscal year, net income increased at a higher percentage than net sales. This trend during the first half of the fiscal year is attributable to decreases in Datatrace materials costs, manufacturing overhead costs of the Medical division, decreases in service overhead costs of the Medical, Datatrace and Nusonics divisions, and decreases in the Nusonics division's marketing expenses.

PART II-OTHER INFORMATION

     None.

FORM 10-QSB


MESA LABORATORIES, INC.



SEPTEMBER 30, 1997




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)



DATED:   Oct. 30, 1997
BY:
                                                                       Luke R.
Schmieder

President, Chief Executive

Officer, Treasurer and

Director

DATED:   Oct. 30, 1997
BY:
                                                                      Steven
W. Peterson
                                                                 Vice
President-Finance, Chief
                                                                  Financial
and Accounting Officer
                                                                  and
Secretary