Form 10QSB
period 1997-12-31
MESA LABORATORIES INC /CO
filed 1998-02-17
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[x]QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:
     There were 4,297,008 shares of the Issuer's common stock, no par value, outstanding as of December 31, 1997.

ITEM 1. FINANCIAL STATEMENTS FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
                                            DECEMBER 31, 1997       MARCH 31,
1997
ASSETS
  CURRENT ASSETS
    Cash and Cash Equivalents           $    5,440,687       $    3,867,549
    Accounts Receivable, Net                   1,399,046             1,658,090
    Inventories
1,896,920             1,963,572
    Prepaid Expenses
36,276                  31,710
    Deferred Income Taxes                            93,400
93,400

      TOTAL CURRENT ASSETS           8,866,329               7,614,321

  PROPERTY, PLANT &
EQUIPMENT, NET                                 1,681,885
1,589,895

  OTHER ASSETS
    Patents, Trademarks and
      Covenants, Net
881,614               1,002,214

      TOTAL ASSETS                      $      11,429,828        $
10,206,430

LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES
    Accounts Payable                       $              95,451
$           46,282
    Accrued Salaries & Payroll Taxes           229,760
237,361
    Other Accrued Expenses                          166,099
228,030
    Taxes Payable
17,775                     63,800

      TOTAL CURRENT LIABILITIES         509,085                  575,473

  LONG TERM LIABILITIES
    Deferred Income Taxes Payable                62,800
62,800

  STOCKHOLDERS' EQUITY
    Preferred Stock, No Par Value
-                              -
    Common Stock, No Par Value;
     authorized 8,000,000 shares;
     issued and outstanding,
     4,297,008 shares (12/31/97)
     and 4,316,236 shares (3/31/97)            3,372,495
3,426,979
    Retained Earnings
7,485,448                 6,141,178

      TOTAL STOCKHOLDERS'
EQUITY
10,857,943                 9,568,157

      TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY     $   11,429,828           $   10,206,430

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                                              Three
Months             Three Months

Ended                    Ended
                                                               Dec. 31,
1997           Dec. 31,  1996
Sales                                                        $
1,904,030            $   2,108,845

Cost of Goods Sold
597,802                    795,505
Selling, General & Administrative                  526,853
535,239
Research and Development
58,422                     75,390
Other (Income) and Expenses                          (61,607)
(32,828)

1,121,470                1,373,306

Earnings Before Income Taxes                       782,560
735,539

Income Taxes
281,524                    249,000

Net Income                                               $
501,036            $     486,539

Net Income Per Share of
   Common Stock                                      $
 .11            $             .11



Weighted Average Number of
   Shares Outstanding
4,474,000                4,480,000

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                      FORM 10-QSB

     MESA LABORATORIES, INC.
     STATEMENTS OF OPERATIONS
     (Unaudited)

                                                              Nine
Months             Nine Months

Ended                  Ended
                                                             Dec. 31,
1997          Dec. 31,   1996
Sales                                                       $
5,909,074             $   5,754,358

Cost of Goods Sold
2,012,211                 2,227,944
Selling, General & Administrative             1,566,269
1,633,692
Research and Development                           199,415
178,734
Other (Income) and Expenses                      (162,118)
(83,348)

3,615,777                  3,957,022


Earnings Before Income Taxes                  2,293,297
1,797,336

Income Taxes
827,000                     610,000

Net Income                                               $
1,466,297          $   1,187,336

Net Income Per Share of
   Common Stock                                     $
 .33          $              .26



Weighted Average Number of
   Shares Outstanding
4,452,000               4,502,000

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)                           FORM 10-QSB

     MESA LABORATORIES, INC.
     STATEMENTS OF CASH FLOWS
     (Unaudited)
                                                                Nine
Months        Nine Months
Increase (Decrease) in Cash and Cash              Ended
Ended
Equivalents                                           Dec. 31,  1997      Dec.
31, 1996
Cash Flows From Operating Activities:
 Net Income                                             $   1,466,297
$     1,187,336
 Depreciation and Amortization                      183,850
188,511
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts
Receivable
259,044               396,628
    (Increase) Decrease in Inventories                66,652
86,234
    (Increase) Decrease in Prepaid Expenses      (4,566)                58,958
    Increase (Decrease) in Accounts Payable     49,169                (38,818)
    Increase (Decrease) in Accrued Liabilities  (94,630)             (101,295)
Net Cash (Used) Provided by Operating
 Activities
1,925,816              1,777,554

Cash Flows From Investing Activities:
    (Increase) Decrease in, Patents and
Trademarks
-                    (4,001)
    Capital Expenditures, Net of Retirements (176,167)                (82,566)
Net Cash (Used) Provided by Investing
 Activities
(176,167)                (86,567)

Cash Flows From Financing Activities:
 Common Stock Repurchases                         (192,470)
(155,747)
 Proceeds From Stock Options Exercised          15,959
5,642
Net Cash (Used) Provided by Financing
 Activities
(176,511)               (150,105)

Net Increase (Decrease) In Cash and
 Equivalents
1,573,138               1,540,882
Cash and Cash Equivalents at Beginning
 of Period
3,867,549              1,789,632

Cash and Cash Equivalents at End of
 Period                                                       $
5,440,687         $    3,330,514

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)FORM 10-QSB


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1997 AND 1996
(Unaudited)

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          On December 31, 1997, the Company had cash and cash equivalents of $5,440,687. In addition, the Company had other current assets totaling $3,425,642 and total current assets of $8,866,329. Current liabilities of Mesa Laboratories, Inc. were $509,085 which resulted in a current ratio of 17.4:1.
     The Company has made net capital asset purchases of $176,167 for the fiscal year-to-date.

     The Company has announced its intention to repurchase up to 10% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be made with existing cash reserves.

FORM 10-QSB
RESULTS OF OPERATIONS

REVENUE

     Net sales for the nine months ended December 31, 1997 increased $154,716 or 3% to $5,909,074 from the $5,754,358 net sales level achieved for the same nine month period last year. Net sales for the quarter decreased $204,815 or 10% to $1,904,030 from the $2,108,845 net sales level achieved in the same quarter last year. For both the first nine months and third quarter of the fiscal year, the Medical and Datatrace product groups showed strong increases, while Nusonics product line sales decreased. Medical sales have been boosted by increased sales of both Western Meters and ECHO Dialyzer Reprocessors. Datatrace sales increases have resulted from addition of the new humidity and pressure logging products. Most of the decrease in Nusonics= sales has resulted from a decline in the flow meter line.

COST OF GOODS SOLD

          Cost of goods sold for the first nine months as a percent of net sales was 34%, a decrease of 5% from 39% one year ago. Cost of goods sold for the current quarter as a percent of net sales was 31% which represents a decrease of 7% from the 38% level in the same quarter one year ago. Most of the decrease realized for the quarter and year-to-date is attributable to decreased material costs for the Datatrace electronics. In addition, the shift in sales mix due to the decline in flow meter sales has had a favorable impact on cost of goods sold as a percent of sales.


SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses for the first nine months decreased 4% or $67,423 to $1,566,269 from $1,633,692 in the same period last year. Selling, general and administrative expenses for the current quarter totaled $526,853 which was down 2% or $8,386 from $535,239 expended in the same quarter one year ago. For both the quarter and year-to-date periods, administrative, Datatrace marketing and Medical marketing expenses increased, but were off-set by a decrease in Nusonics marketing expenses.

RESEARCH AND DEVELOPMENT

    Research and development for the first nine months increased to $199,415 from $178,734 last year. For the quarter, research and development was $58,422 and represents a $16,968 decrease over the same quarter last year due to lower supply costs. For the year-to-date, research and development spending increased due chiefly to increased compensation costs.

      NET INCOMEFORM 10-QSB

     Net income for the nine months ended December 31, 1997, increased 23% to $1,466,297 or $.33 per share from $1,187,336 or $.26 per share last year.
Net
income for the quarter was $501,036 or $.11 per share which rose 3% over the net income of $486,539 or $.11 per share in the same quarter last year. For the first nine months of the fiscal year, net income has improved due to reductions in cost of goods sold and selling, general and administrative expenses. For the most recent quarter the company decreased costs in all major expense categories, but those cost improvements were off-set by a decrease in revenues for the quarter.

PART II-OTHER INFORMATION

     The Annual Meeting of shareholders of Mesa Laboratories, Inc. was held on
November 7, 1997. Of the 4,308,137 Shares entitled to vote, 3,774,535 were represented either in person or by proxy. Five directors were elected to serve until the next Annual Meeting of Shareholders. The five directors elected were:

Luke R. Schmieder
Paul D. Duke
Philip D. Quedenfeld
H. Stuart Campbell
G. Lee Southard

FORM 10-QSB


MESA LABORATORIES, INC.



DECEMBER 31, 1997




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
  (Issuer)



DATED: February 13, 1998          BY:/s/ Luke R. Schmieder
                                 Luke R. Schmieder
                                 President, Chief Executive
                                 Officer, Treasurer and
                                 Director

DATED: February 13, 1998          BY:/s/ Steven W. Peterson
                                 Steven W. Peterson
                                 Vice President-Finance, Chief
                                 Financial and Accounting Officer
                                 and Secretary