Form 10KSB
period 1998-03-31
MESA LABORATORIES INC /CO
filed 1998-06-26
CIK 724004

U.S. SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	FORM 10-KSB

	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED MARCH 31, 1998

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

State issuer's revenues for its most recent fiscal year:  $7,921,949.

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant: As of May 29, 1998: $18,962,049*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No Par Value Common Stock-- 4,284,587 shares as of March 31, 1998.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No    X  .

   *	The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $5.625, the last sales price of the Registrant's common stock as of May 29, 1998, such date being within 60 days prior to the date of filing.

	PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

	Mesa Laboratories, Inc. (hereinafter referred to as the "Company" or "Mesa") was incorporated as a Colorado corporation on March 26, 1982. The Company designs, develops, acquires, manufactures and markets instruments and systems utilized in connection with industrial applications and hemodialysis therapy. In August 1984, the Company acquired Western Laboratories Corp., a manufacturer and marketer of a line of instruments for use in calibrating hemodialysis proportioning equipment. In June 1989, the Company acquired the DATATRACE? product line of Ball Corporation. In February 1993, the Company acquired the assets of NUSONICS, Inc., a manufacturer of ultrasonic flow meters and analyzers.

	The Company presently markets the DATATRACE? and ELOGG? recording systems which are used in various industrial applications; NUSONICS? Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products which are used in various industrial applications; and two product lines used in kidney dialysis [Western Meters and the ECHO Reprocessor]. The Company is also performing research and development to expand the application of its technology.

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

	Mesa's executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

Data Logging

	The world market for temperature sensors, indicators and recorders is currently estimated at over $2 billion and is projected to grow at an annual rate of 4-6% over the next several years. The electronics-based thermal sensor market to which DATATRACE? products belong currently exceeds $100 million and is expected to expand at a rate of between 9% and 11%.

	The temperature and humidity recording markets are highly segmented. DATATRACE? products have developed application niches within major industry segments such as food processing, medical sterilization, pharmaceutical processing, transportation, electronics, aerospace, storage facilities and textile manufacturing. DATATRACE? products are used in any industry where temperature, pressure or humidity is critical to the manufacturing process, quality of the product or where product temperature, pressure or humidity profiles are required in a continuous or moving process environment.

DATATRACE? Micropack Tracers, FRB Tracers and Flatpack Tracers

	The Micropack Tracer utilizes the latest advances in microcircuitry, power supply and sensor technologies. The instrument is computer based and can be programmed by the user to take and store up to 1,000 temperature, temperature and humidity or temperature and pressure readings. A lithium battery is utilized so that the device is completely self-contained and requires no external wires or cables. The devices operate at temperatures from - 40?F to 680?F and provide both high accuracy and reliability. Currently, the Micropack Tracers for temperature are sold with various probe configurations in three temperature ranges: LoTemp?, which records temperatures from -40?F to 185?F; Standard Temp?, which records temperatures from 50?F to 302?F; and HiTemp?, which records temperatures from 212?F to 680?F. The Flatpack Tracer provides the customer with a flat profile instrument in addition to the round Micropack Tracer. The Flatpack Tracer is offered in the same temperature ranges and probe configurations as the Micropack Tracer. Offering the same features but slightly larger than the Micropack Tracer, the FRB Tracer provides users with the ability to replace batteries at their facility, lowering operating cost and down time for factory replacement of the battery. Utilizing the same electronics and FRB Tracer packaging, the Company introduced a humidity and temperature version of its FRB Tracer product in late March, 1997, and a pressure and temperature version of its FRB Tracer product in July 1997.

	The DATATRACE? Tracers can be placed completely inside a container or process to provide true time and temperature or time, temperature and humidity, or time, temperature and pressure profiles of manufacturing processes, transportation systems and storage facilities. Optional probe configurations and attachments allow the Tracers to be adapted to a wide variety of applications. By eliminating the need for wires or cable connections, the Tracer greatly reduces set up time while increasing measurement reliability.

DATATRACE? PC Interface

	The DATATRACE? product line also includes a PC Interface Module and system software for user programming of the Tracer instruments for graphics software and displaying and analyzing results. Programming and retrieval of data from the Tracer is achieved by placing the instrument in the PC Interface Module which is linked to a personal computer. The system's software is menu driven, allowing the operator to quickly and easily program start time and date, sample intervals and run ID. Programming can be accomplished within fifteen seconds by the operator. After a process run, data is retrieved by returning the Tracer to the PC Interface Module and following the menu instructions.

ELOGG? Dataloggers

	The Company distributes the ELOGG? Datalogger product line in North America. The ELOGG? line is similar in concept to the DATATRACE? line, featuring different benefits to the end-user such as longer battery life, extended memory and humidity logging in certain models. Unlike the DATATRACE? products, the ELOGG? is a larger device which is not as environmentally resistant and is ideally suited for long-term monitoring applications, such as transportation and warehousing. The ELOGG? line also features a PC Interface Module and software for user programming.


Sonic Fluid Measurement

	The Company's sonic fluid measurement product line consists of two major segments: Sonic Flow Meters and Concentration Monitors. While the total market for flow meters is very large, the NUSONICS? Sonic Flow Meters best serve applications where cleanliness, resistance to corrosives or portability are required. Specific applications where the NUSONICS? products are particularly well suited include water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications.

	The Concentration Monitor segment of the product line consists of Pipeline Interface Detectors and Concentration Analyzers. The Pipeline Interface Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application, such as chemical and food processing, pharmaceutical processing and polymerization processes.

NUSONICS? Sonic Flow Meters

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

NUSONICS? Sonic Concentration Analyzers

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

	Hemodialysis requires the treatment to be conducted on a dialysis machine through the use of a disposable cartridge known as a dialyzer. Blood is brought extracorporally to the dialysis machine for control and monitoring and passes through the dialyzer where waste products and excess water are removed. This treatment generally lasts three to four hours and is conducted three times per week. These hemodialysis procedures are performed in kidney dialysis centers, hospitals and in the home. The bulk of the treatments are conducted in over 3,000 clinics and hospital centers. Currently, there are over 250,000 patients in the U.S. undergoing dialysis therapy.

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

	The Company's Western Meter product line consists of two different meters. Model 90BC is used by dialysis centers and measures conductivity, temperature and pressure. Model 90DX, the most advanced Western Meter, measures conductivity, temperature, pressure and pH. Model 90DX is microprocessor-based and features improved accuracy and user convenience and field calibration capabilities.

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

Marketing and Distribution

	The Company's domestic sales of its dialysis products are generated by its in-house marketing staff while the Company maintains an organization of independent manufacturers' representatives to distribute its DATATRACE? and ELOGG? product lines. For its NUSONICS? product lines, a separate organization of manufacturers' representatives is maintained while a distributor network is being used for the Company's HVAC product line. International sales are conducted through over 50 distributors. During the fiscal year ended March 31, 1998, approximately 58% of sales have been domestic and 42% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

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

	DATATRACE? and ELOGG? customers include numerous industrial users who utilize the products within a variety of manufacturing, transportation and storage applications. The emphasis of the Company's marketing effort is to offer a quality product that provides a unique and flexible solution to monitoring temperature or humidity without interfering with the processing, transportation or storage of the product.

	NUSONICS? customers include various industries such as water treatment, manufacturing, HVAC and petroleum product transportation. The Company's marketing efforts are focused on offering flow measurement and concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

	During the fiscal year ended March 31, 1998, no single customer accounted for 10% or more of the Company's revenues. The Company does not believe that it is dependent upon a single customer or a few customers, whose loss would have a long term adverse effect upon the Company's business.

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

	Companies with which Mesa's medical products compete include Minntech Corp. and Automata, Inc. Companies with which Mesa's DATATRACE? and ELOGG? instrumentation products compete include Testoterm, Inc. and Rustrak Instruments. Companies with which Mesa's NUSONICS? products compete include Controlotron, Badger Meter and Panametrics.

	In the area of dialyzer reuse, management believes that the availability of an automated reprocessing system which consistently cleans, rinses and disinfects dialyzers, as well as tests them for physical performance and leaks, can dramatically alter the reuse patterns. Mesa believes that it is the largest supplier of meters used to calibrate hemodialysis equipment, although it has not conducted independent market surveys. The DATATRACE? and ELOGG? products offer unique solutions to monitoring temperature or humidity and temperature or pressure and temperature through a continuous process or long-term transportation and warehousing applications. Although there are other solutions to temperature, humidity and pressure monitoring available, the DATATRACE? products offer a miniaturized, self-contained, environmentally resistant, wireless solution. NUSONICS? products offer solutions to monitoring of clean fluids as well as highly corrosive materials, which are either noninvasive or do not disturb the flow of the product through the pipe.
 NUSONICS? products also offer a unique solution to monitoring variations in a fluid's concentration as the fluid passes through a pipeline into or out of a process.

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

Employees

	At March 31, 1998, the Company had a total of 42 employees, of which 40 were full-time employees. Currently, eight persons are employed for marketing, three for research and development, 25 for manufacturing and quality assurance and six for administration.

Additional Information

	For the fiscal years ended March 31, 1998 and 1997, Mesa spent approximately $264,151 and $253,661, respectively, on Company-sponsored research and development activities.

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

	The Company has been issued patents for its DATATRACE? temperature recording devices and its NUSONICS? sonic flow measurement and sonic concentration monitoring products. Failure to obtain patent protection on the Company's remaining products may have a substantially adverse effect upon the Company since there can be no assurance that other companies will not develop functionally similar products, placing the Company at a competitive disadvantage. Further, there can be no assurance that patent protection will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could interfere with the business of the Company.

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












	PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	(a)	Mesa's Common Stock is traded on the Nasdaq National Market under the symbol "MLAB". For the last two fiscal years, the high and low last sales prices of the Company's Common Stock as reported to the Company by the National Association of Securities Dealers, Inc. were as follows:

	Quarter Ended						         High	      	 Low
	June 30, 1996					        	10 5/8     	6 3/8
	September 30, 1996					     8 7/8     	6 1/4
	December 31, 1996						     7 1/8     	5 3/8
	March 31, 1997						        6 5/8     	5

	Quarter Ended					        	 High	      	 Low

	June 30, 1997						         6 1/4     	4 7/8
	September 30, 1997					     7 1/8     	5 3/8
	December 31, 1997					 	    8         	6 1/4
	March 31, 1998					 	       7         	5 3/8

	The Nasdaq National Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	(b)	As of March 31, 1998, there were approximately 2,500 record and beneficial holders of Mesa's Common Stock.

	(c)	The Company has not declared or paid any dividends to date.

	(d)	During the fiscal year ended March 31, 1998, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Net Sales

	Net sales for fiscal 1998 increased 2% from fiscal 1997. In real dollars, net sales of $7,921,949 in fiscal 1998 increased $147,899 from $7,774,050 in 1997. Net sales increase in fiscal 1998 was due to strong increases in sales of Medical and Datatrace products which were mostly off-set by a decrease in Nusonics product sales. Net sales declined in fiscal 1997 due largely to a decrease in international sales resulting from declines in European and South American sales. During fiscal 1997, Medical and Datatrace sales both increased while Nusonics product sales declined from the prior fiscal year.

	During fiscal 1998, sales of Nusonics products declined by 28%. In order to correct this decline, the Company reorganized its sales organization in order to improve its ability to meet the technical demands of its concentration monitor products. In addition, the Company is having an in-depth study of its position within the ultrasonic segment of the flow meter market conducted. For the past year, the Company has focused its research and development efforts on a new electronic design to be used as the technical foundation of its next generation of flow meters and concentration analyzers.
 Within the flow meter segment of the product line, Mesa must focus on developing those sets of features and price performance attributes that will best meet the market's evolving needs.

Cost of Sales

	Cost of sales as a percent of net sales in fiscal 1998 declined 4.2% from fiscal 1997 to 33.5%. During fiscal 1998, Medical costs decreased 2.7%, Datatrace costs decreased 4.4% and Nusonics costs decreased 1.5% as a percent of sales. For fiscal 1997, the cost of Nusonics products increased 6.5% and Medical products increased 2.5%, respectively, while Datatrace products decreased 6.4% as a percent of sales. The decrease in Datatrace cost of sales in fiscal 1998 was due to utilization of a new electronic circuit, which greatly reduced the materials cost of the product. The decrease in Nusonics cost of sales in fiscal 1998 was due to reductions in material and labor costs, while the decrease in Medical was attributable chiefly to a decline in material costs. In fiscal 1997, the decrease in Datatrace was due to the new electronic circuit that reduced the materials cost of the product. The increase in Nusonics cost of sales was due to an increase in the ratio of domestic sales, while the increase in Medical was due to a higher ratio of distributor sales.

Selling, General and Administrative

	Selling expenses decreased 5% from fiscal 1997 to fiscal 1998. In real dollars, selling expenses decreased $67,535 to $1,301,762 in fiscal 1998 from $1,369,297 in fiscal 1997. The decrease in selling expenses in fiscal 1998 was due to a sharp decline in Nusonics selling expense which was partially off-set by increases in Medical and Datatrace selling expenses. Selling expenses also decreased from fiscal 1996 to fiscal 1997. This decrease was due to reductions in outside sales commissions for Nusonics international sales.

	General and administrative expenses were $801,603 in fiscal 1998 and $715,215 in fiscal 1997, which represents a $86,388 or 12% increase from fiscal 1997 to fiscal 1998. The increase in general and administrative costs during fiscal 1998 was due to increased compensation and business development costs.

Research and Development

	Company sponsored research and development costs were $264,151 in fiscal 1998 and $253,661 in fiscal 1997, which represents a 4% increase from year to year. Research and development costs increased in fiscal 1998 due chiefly to increased compensation costs. Costs during fiscal 1997 declined due to reductions in compensation costs during the second half of the fiscal year following the retirement of the Company's Director of Research and Development.

Net Income

	Net income increased 19% to $2,052,314 or $.47 per share on a diluted basis in fiscal 1998 from $1,719,805 or $.39 per share on a diluted basis in fiscal 1997. During fiscal 1998, net income increased due to increased sales of Medical and Datatrace products and reductions of cost of goods sold for all of the Company's product lines. Net income increased during fiscal 1997 due to a decrease in cost of goods sold as a percent of sales combined with decreases throughout the operating expense categories.

Liquidity and Capital Resources

	On March 31, 1998, the Company had cash and short term investments of $5,407,167. In addition, the Company had other current assets totaling $3,811,207 and total current assets of $9,218,374. Current liabilities of Mesa Laboratories, Inc. were $544,221 which resulted in a current ratio of 17:1. For comparison purposes at March 31, 1997, Mesa Laboratories, Inc. had cash and short term investments of $3,867,549, other current assets of $3,746,772, total current assets of $7,614,321, current liabilities of $575,473 and a current ratio of 13:1.

	Mesa Laboratories, Inc. has made net capital purchases of $193,980 during the past fiscal year.

	The Company has instituted a program to repurchase up to 10% of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves.

	The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of the computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. Based on preliminary information, costs of addressing potential problems are not currently expected to have a material adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

ITEM 7.  FINANCIAL STATEMENTS.



	TABLE OF CONTENTS


Independent Auditors' Report

Financial Statements:

	Balance Sheets

	Statements of Income

	Statement of Stockholders' Equity

	Statements of Cash Flows

	Notes to Financial Statements


	INDEPENDENT AUDITORS' REPORT



Audit Committee
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 1998 and 1997, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


	Ehrhardt Keefe Steiner & Hottman PC

Denver, Colorado
May 1, 1998

	MESA LABORATORIES, INC.
	BALANCE SHEETS
								         March 31,
1998 1997
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)               $ 3,358,968   $ 3,867,549
  Marketable securities (Note 1)                     2,048,199             -
  Accounts receivable (Note 1)-
    Trade, net of allowance for doubtful accounts
      of $33,000 (1998) and $29,000 (1997)           1,740,327     1,632,210
    Other                                               14,455        25,880
  Inventories (Notes 1 and 2)                        1,895,273     1,963,572
  Prepaid expenses                                      76,152        31,710
  Deferred income taxes (Note 4)                        85,000        93,400
	TOTAL CURRENT ASSETS                                9,218,374     7,614,321

PROPERTY, PLANT AND EQUIPMENT, net of accumulated
  depreciation of $1,057,085 (1998) and
  $950,233 (1997) (Notes 1 and 3)                    1,677,023     1,589,895

OTHER ASSETS (Note 1):
  Intangible Assets, net of accumulated
    amortization of $815,156 (1998) and
    $682,259 (1997)					                             	884,695     1,002,214
                                                  $11,780,092   $10,206,430

See notes to financial statements.

	MESA LABORATORIES, INC.
	BALANCE SHEETS
			                                          March 31,
1998 1997
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                          $    65,015   $    46,282
  Accrued salaries and payroll taxes                   306,547       237,361
  Accrued warranty expense (Note 1)                     15,000        40,000
  Other accrued liabilities                            121,059       188,030
  Taxes payable                                         36,600        63,800
	TOTAL CURRENT LIABILITIES                             544,221       575,473

LONG TERM LIABILITIES:
  Deferred income taxes (Note 4)                        75,000        62,800

COMMITMENTS AND CONTINGENCY (Note 5)

STOCKHOLDERS' EQUITY (Note 5 and 6):
  Preferred stock, no par value;
    authorized 1,000,000 shares; none issued                 -             -
  Common stock, no par value; authorized
    8,000,000 shares; issued and outstanding,
    4,284,587 shares (1998) and 4,316,236
    shares (1997)                                    3,352,009     3,426,979
  Retained earnings                                  7,808,862     6,141,178
     	                                              11,160,871     9,568,157
                                                   $11,780,092   $10,206,430

See notes to financial statements.

	MESA LABORATORIES, INC.
	STATEMENTS OF INCOME
                                                     Year Ended March 31,
                                     							             1998   	   1997
SALES (Notes 1 and 7)                               $7,921,949    $7,774,050
COST OF SALES                                        2,652,414     2,932,225

GROSS PROFIT                                         5,269,535     4,841,825

OPERATING EXPENSES:
  Selling                                            1,301,762     1,369,297
  General and administrative                           801,603       715,215
  Research and development (Note 1)                    264,151       253,661
TOTAL OPERATING EXPENSES                             2,367,516     2,338,173

OPERATING INCOME                                     2,902,019     2,503,652

INTEREST INCOME, NET AND OTHER                         231,046       126,853

EARNINGS BEFORE INCOME TAXES                         3,133,065     2,630,505

INCOME TAXES (Note 4)                                1,080,751       910,700

NET INCOME                                          $2,052,314    $1,719,805


NET INCOME PER SHARE - BASIC                        $      .48    $      .40

NET INCOME PER SHARE - DILUTED                      $      .47    $      .39

AVERAGE COMMON SHARES OUTSTANDING - BASIC            4,303,818     4,320,200

AVERAGE COMMON SHARES OUTSTANDING - DILUTED          4,399,373     4,466,128

See notes to financial statements.

	MESA LABORATORIES, INC.
	STATEMENT OF STOCKHOLDERS' EQUITY
                                  Common Stock                       Total
                              Number of                Retained   Stockholders'
                               Shares      Amount      Earnings      Equity

BALANCE, March 31, 1996       4,314,157  $3,450,141   $4,587,837  $ 8,037,978

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment                     46,779      72,596            -       72,596

Purchase and retirement of
  treasury stock
  (Notes 5 and 6)               (44,700)    (95,758)    (166,464)    (262,222)

Net income for the year               -           -    1,719,805    1,719,805

BALANCE, March 31, 1997       4,316,236   3,426,979    6,141,178    9,568,157

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment                     70,865     147,071            -      147,071

Purchase and retirement of
  treasury stock
  (Notes 5 and 6)              (102,514)   (222,041)    (384,630)    (606,671)

Net income for the year               -           -    2,052,314    2,052,314

BALANCE, March 31, 1998       4,284,587  $3,352,009   $7,808,862  $11,160,871

See notes to financial statements.

	MESA LABORATORIES, INC.
	STATEMENTS OF CASH FLOWS
									                                            Year Ended March 31,
									                                               1998         1997
Cash flows from operating activities:
  Net income				                                			$2,052,314   $1,719,805
  Depreciation and amortization				                   239,749      241,150
  Provision for bad debts					                          4,000      (21,000)
  Provision for warranty reserve				                  (25,000)       7,000
  Provision for inventory reserve				                  40,000      (12,000)
  Deferred income taxes						                          20,600        1,100
  Change in assets and liabilities-
   (Increase) decrease in accounts receivable		      (100,692)     497,353
   (Increase) decrease in inventories			               28,299       55,201
   (Increase) decrease in prepaid expenses		          (44,442)      58,755
   Increase (decrease) in accounts payable		           18,733      (54,451)
   Increase (decrease) in accrued liabilities		       (24,985)     (72,832)
Net cash provided by operating activities		         2,208,576    2,420,081

Cash flows from investing activities:
  (Increase) decrease in marketable securities	   	(2,048,199)           -
  (Capital expenditures) proceeds from sale of
    property						                                	  (193,980)    (120,635)
  (Increase) decrease in intangibles			                (1,281)      (4,000)
  (Increase) decrease in deposits and other assets	   (14,097)     (27,903)
Net cash (used) provided by investing activities  	(2,257,557)    (152,538)

Cash flow from financing activities:
  Net proceeds from the issuance of common stock	     147,071       72,596
  Common stock repurchases					                      (606,671)    (262,222)
Net Cash (used) provided by financing activities	    (459,600)    (189,626)

Net increase (decrease) in cash and cash equivalents (508,581)   2,077,917

Cash and cash equivalents at beginning of year	     3,867,549    1,789,632

Cash and cash equivalents at end of year	        		$3,358,968   $3,867,549

Supplemental disclosures of cash flow information:

  Cash paid during the year for income taxes	     	$1,116,000   $  822,700

See notes to financial statements.

	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS

 1.	Summary of Significant Accounting Policies:

	General - Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982, for the purpose of designing, manufacturing and marketing electronic instruments and supplies.

	Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of money market funds and accounts receivable. The Company invests primarily all of its excess cash in money market funds administered by reputable financial institutions, debt instruments of the U.S. government and its agencies and grants credit to its customers who are located throughout the United States and several foreign countries. To reduce credit risk, the Company periodically evaluates the money market fund administrators and performs credit analysis of customers and monitors their financial condition. Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

	Cash Equivalents - Cash equivalents include all highly liquid investments with an original maturity of three months or less.

	Marketable Securities - The Company has investments in debt securities guaranteed by the U.S. Government which are carried at cost and approximate fair market value. Management's intent is to hold these securities until maturity which is less than one year.

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

	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)

	Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totalled 95,555 and 145,928 additional shares in 1998 and 1997, respectively.

	Valuation of Long-Lived Assets - The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is lessthan its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

	Advertising Costs - Advertising costs are expensed as incurred.  Advertising costs for the years ended March 31, 1998 and 1997 were $140,469 and
 $128,978, respectively.

	Income Taxes - The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statements and tax basis of assets and liabilities using the enacted tax rates in effect for the year in which the differences are expected to reverse. The measurement of deferred tax assets is reduce amount of any tax benefits that, based on available evidence, are not expected to be realized.

	Fair Value of Financial Instruments - The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value as of March 31, 1998 because of the relatively short maturity of these instruments.

	Recently Issued Accounting Pronouncements - In 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income, be reported in a financial statement that is displayed with the same prominence as other financial statements. Currently the Company's only component, which would comprise comprehensive income, is its results of operations.


	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)

	Also, in 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
 Information" (SFAS 131), which supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business
 Enterprise." SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosure regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Management believes that SFAS 131 will not have a significant impact on the Company's disclosure of segment information in the future.

	SFAS 130 and 131 are effective for financial statements for periods beginning after December 15, 1997, and requires comparative information for earlier period to be restated.

 2.	Inventories:

	Inventories consist of the following:

                                                           March 31,
                                                      1998          1997
	Raw materials                                 $1,517,191    $1,417,991
	Work-in-process                                  191,427       318,129
	Finished goods                                   261,655       262,452
	Less reserve                                     (75,000)      (35,000)
                                               $1,895,273    $1,963,572

	Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 1998 and 1997.

 3.	Property, Plant and Equipment:

	Property, plant and equipment consists of the following:

                                   										  March 31,
									                                  1998         1997
	Land							                         	$  148,104     $  148,104
	Building							                       1,224,904      1,117,317
	Manufacturing equipment					          1,124,186      1,063,600
	Computer equipment					                 163,374        138,049
	Furniture and fixtures					              63,009         62,527
	Truck								                            10,531         10,531
								                             	 2,734,108      2,540,128
	Less accumulated depreciation			    	(1,057,085)      (950,233)
							                             		$1,677,023     $1,589,895


	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)

4.	Income Taxes:

	The components of the provision for income taxes for the years ended March 31, 1998 and 1997 are as follows:

                                      								        March 31,
								                                            1998          1997
	Current tax provision:
	 Federal		                                				$  918,100    $  787,700
	 State						                                     142,051       121,900
							                                       	 1,060,151       909,600

	Deferred tax provision:
	 Federal                                						    18,000           950
	 State						                                       2,600           150
								                                           20,600         1,100
				                                       				$1,080,751    $  910,700

	Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 1998 and 1997 are as follows:

							                                    	           March 31,
								                                             1998          1997
	Depreciation and amortization	              		$  (75,000)   $  (63,000)
	Accrued vacation					                             26,500        26,500
	Bad debt expense					                             13,000        19,500
	Obsolete inventory				                            29,000        19,500
	Warranty reserve					                              6,000        15,700
	Other		                                  					     8,500         9,100
	Deferred service cost				                          2,000         3,300
	Net deferred asset		                        		$   10,000    $   30,600

	A reconciliation of the Company's income tax provision for the years ended March 31, 1998 and 1997, and the amounts computed by applying statutory rates to income before income taxes is as follows:

							                                      	          March 31,
								                                            1998           1997
	Income taxes at statutory rates              		$  992,100     $ 851,250
	State income taxes,
	  net of federal benefit		                    	   144,651       122,050
	Foreign sales corporation exemption		             (56,000)      (62,800)
	Other							                                            -           200
					                                        			$1,080,751     $ 910,700

	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)

 5.	Commitments:

	The Company has announced a plan to repurchase up to 10% of its outstanding common stock.  Under the plan, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchase of shares will be funded through existing cash reserves.

 6.	Stockholders' Equity:

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







	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)

	The following is a summary of options granted under the plans:

                                            Number of       Exercise
                                             Options         Price
BALANCE outstanding March 31, 1996	       327,405
  Options granted					                     80,400      $5.63 - $7.70 a share
  Options canceled			                   	 (12,700)    	$2.50 - $7.00 a share
  Options exercised				                   (67,460)    	$2.19 - $3.31 a share

BALANCE outstanding March 31, 1997      	 327,645
  Options granted					                     77,600     	$4.88 - $6.00 a share
  Options canceled				                    (35,806)     $2.63 - $7.00 a share
  Options exercised			                  	 (84,118)    	$2.19 - $4.38 a share

BALANCE outstanding March 31, 1998	     	 285,321

	The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1998 and 1997 consistent with the provisions of SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

                                                           March 31,
                                                      1998          1997
	Net income - as reported                     $2,052,314    $1,719,805
	Net income - pro forma                       $1,877,289    $1,481,769
	Income per share - as reported               $      .47    $      .39
	Income per share - pro forma                 $      .43    $      .33

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants:  dividend yield of 0%; expected volatility of
 30%; discount rate of 8.5%; and expected lives of 5 years.

 7.	International Sales:

	For the past two fiscal years, the Company had foreign sales as follows:

    									   Year Ended March 31,
				     					   1998          1997
	Asia			 					$  870,122    $  910,953
	Europe							 1,402,574     1,163,858
	Other								 1,049,452     1,166,721
								     	$3,322,148    $3,241,532

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.



	PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	The names, addresses, ages and terms of office of the executive officers and directors of the Company are:

Name and Address		Age		Office				Term
Expires(1)
Luke R. Schmieder		      55	  	President, Chief Executive	       1998
12100 West Sixth Avenue		     	Officer, Treasurer and
Lakewood, Colorado   		       	Director

Steven W. Peterson	      41	  	Vice President-Finance,		         1998
12100 West Sixth Avenue		     	Chief Financial and Chief
Lakewood, Colorado   		       	Accounting Officer and
						                         Secretary

Paul D. Duke	          	 56	  	Vice President 	           	     	1998
12100 West Sixth Avenue	   	  	and Director
Lakewood, Colorado

Philip D. Quedenfeld	    67	  	Director	                      			1998
12100 West Sixth Avenue
Lakewood, Colorado

G. Lee Southard, Ph.D. (2) 61 	Director                     				   -
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell     	 68	  	Director	                      			1998
12100 West Sixth Avenue
Lakewood, Colorado

(1)	The term of office of each officer of the Company is at the discretion of the Board of Directors.

(2)	Dr. Southard resigned as a director of the Company effective April 13,
1998.


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

H. Stuart Campbell, Director

	Mr. Campbell received his Bachelor of Science degree from Cornell University in 1951. From 1960 through September 1982, Mr. Campbell served in various capacities for Johnson & Johnson and Ethicon, Inc., a domestic subsidiary of Johnson & Johnson. From 1977 through September 1982, he was a Company Group Chairman with Johnson & Johnson and served as Chief Executive Officer and Chairman of the Board of Directors of eight major corporate subsidiaries. Mr. Campbell currently owns and serves as an officer of Highland Packaging Labs, Inc., Somerville, New Jersey (contract packaging business). He also serves as a director of Atrix Laboratories, Inc. (pharmaceutical and contract research and development company) and as chairman of Biomatrix, Inc., Ridgefield, New Jersey (biomaterials manufacturer). Mr. Campbell has served as a director of the Company since May 1983 and devotes such time as is necessary to the affairs of the Company.

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

G. Lee Southard, Ph.D., Director

	Dr. Southard received his Bachelor of Science degree in chemistry from the Virginia Military Institute in 1959, his Master of Science degree in chemistry from George Washington University in 1962 and his Ph.D. degree in organic chemistry from the University of North Carolina in 1965. From 1967 to 1976, Dr. Southard was the head of cosmetic research for Eli Lilly and Company (pharmaceutical manufacturer). Thereafter, until 1979, he served as the director of exploratory research for Johnson & Johnson Products, Inc. (manufacturer of medical and health care products). From 1979 to January 1982, Dr. Southard served as President of Southard Research Associates, a research management consulting firm in North Brunswick, New Jersey. Dr. Southard served as Vice-President of Research of Vipont Pharmaceutical, Inc. from 1982 through August 1987. Dr. Southard currently serves as President and a director of Atrix Laboratories, Inc. (pharmaceutical and contract research and development company). Dr. Southard has served as a director of the Company from May 1983 until his resignation effective April 13, 1998.

	Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to ? 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act ("reporting person"), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION.

	The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on the Company's Chief Executive Officer for services rendered in all capacities during the fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996. No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 1998 in excess of $100,000.

	SUMMARY COMPENSATION TABLE

	Annual Compensation	                       Long Term
                                                    Compensation

	Name and       Fiscal    Salary      Bonus(1)   Options       All
	Principal       Year                            Granted      Other
	Position                                                     Comp.

Luke R. Schmieder, 1998    $92,019       $19,367     4,000         -
Chief Executive
Officer            1997    $88,775       $14,000     4,000         -

                   1996    $85,067       $30,000     5,000         -

	 (1)	Reflects bonus earned in fiscal year, but paid in the following fiscal year.

	The following summary table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 1998 to the Company's Chief Executive Officer.

	                Option Grants in Last Fiscal Year


Name	    Options Granted	Percent of Total   Exercise Price   Expiration
	                         Options Granted                      Date
	                          in Fiscal Year
Luke R.
Schmieder    4,000                  5%                $5.36    March 31, 2002

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

	On April 1, 1997, the Company's three outside directors were granted options to purchase 4,000 shares of Common Stock at $4.88 per share. The Company's two inside directors each were granted options to purchase 4,000 shares of Common Stock at a price of $4.88 per share for Mr. Duke and at a price of $5.36 per share for Mr. Schmieder.

	Currently, all outside directors received cash compensation of $500 for each Board of Directors meeting attended in person.

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

	As of March 31, 1998, options to purchase a total of 285,321 shares were outstanding, at exercise prices ranging from $2.19 to $7.70 per share.
Further, as of March 31, 1998, options to purchase an aggregate of 109,604 shares remained available for grant under the latter two plans. The plan adopted in September 1984 was terminated effective June 1, 1993. Options were granted during the fiscal year ended March 31, 1998, pursuant to the Company's incentive stock option plans, to each of the Company's executive officers. Options to purchase 5,000 shares and 4,000 shares at $4.88 per share were granted to Mr. Steven W. Peterson, Vice President-Finance and Mr. Paul Duke, Vice President, respectively. Mr. Luke R. Schmieder, President, was granted options to purchase 4,000 shares at $5.36 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

	The following table sets forth the number of shares of the Company's Common Stock owned beneficially as of March 31, 1998, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's officers and directors as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. As far as is known to management of the Company, no person owns beneficially more than five percent of the outstanding shares of Common Stock as of March 31, 1998 except as set forth below.

					                	   Amount and
                          Nature of       Percentage of
Name of Beneficial			Beneficial Owner	  Class Benefi-
       Owner(1)    		               				  cially Owned
Luke R. Schmieder           	466,017	(2)        10.8

Steven W. Peterson	           68,156 (3)     	   1.6

Paul D. Duke	                154,875	(4)	        3.6

H. Stuart Campbell	           59,000	(5)	        1.4

Philip D. Quedenfeld	        166,870	(6)     	   3.9

G. Lee Southard	              82,000	(7)	        1.9

All officers and 	           996,918	(8)     	  22.8
directors as a group
(6 in number)
__________
(1)	The business address for each person identified herein is 12100 West
Sixth Avenue, Lakewood, Colorado 80228.
(2)	Includes 13,000 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.
(3)	Includes 17,750 shares which Mr. Peterson has the right to acquire within 60 days by exercise of stock options.
(4)	Includes 13,000 shares which Mr. Duke has the right to acquire within 60 days by exercise of stock options.
(5)	Includes 13,000 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.
(6)	Includes 13,000 shares which Mr. Quedenfeld has the right to acquire within 60 days by exercise of stock options.
(7)	Includes 13,000 shares which Dr. Southard has the right to acquire within 60 days by exercise of stock options.
(8)	Includes 82,750 shares which the officers and directors of the Company as a group have the right to acquire within 60 days by exercise of stock options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	None.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

	(3)(i)	Articles of Incorporation and Articles of Amendment and
Bylaws of Registrant -incorporated by reference to the Exhibits to the Registration Statement on Form S-18, file number 2-88647-D, filed December 21, 1983.

	(3)(ii)	Articles of Amendment of Registrant - incorporated by
reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1988.

	(3)(iii)	Articles of Amendment of Registrant dated October 4, 1990 -
incorporated by reference to the Exhibit to the Report on Form 10-
K for the fiscal year ended March 31, 1991.

	(3)(iv)	Articles of Amendment of Registrant dated October 20, 1992 -
incorporated by reference to the Exhibit to the Report on Form 10-
KSB for the fiscal year ended March 31, 1993.

	(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent
public accountants, to the incorporation by reference in the
Registration Statements on Form S-8 (file numbers 33-89808, 333-
02074 and 333-18161) of their report dated May 1, 1998, included in the Registrant's Report on Form 10-KSB for the fiscal year ended March 31, 1998.

	(27)	Financial Data Schedule

	(b)	Reports on Form 8-K.  During the last quarter of the period
covered by this report, the Registrant did not file any Report on
Form 8-K.


	SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								      MESA LABORATORIES, INC.

								        Registrant


Date:  June 25, 1998                    	By: /S/Luke R. Schmieder


                             	 						    Luke R. Schmieder, President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



     Name                 		Title            			Date


/S/Luke R. Schnieder    President, Chief Executive Officer,	     06/25/98
   Luke R. Schmieder		Treasurer and Director


/S/Steven W. Peterson   Vice President, Finance, Chief Financial	  06/25/98

Steven W. Peterson     	and Chief Accounting Officer and Secretary


/S/Paul D. Duke         Vice President and Director	              06/25/98
   Paul D. Duke


/S/Philip D. Quedenfeld	Director					        06/25/98
Philip D. Quedenfeld


/S/H. Stuart Campbell  	Director					        06/25/98
H. Stuart Campbell

EXHIBIT (23) (i)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Annual Report on Form 10-
KSB under the Securities Exchange Act of 1934 of Mesa Laboratories, Inc. for the year ended March 31, 1998 of our reports dated May 13, 1998 and contained in registration Statements NO. 33-89808, 333-02074 and 333-18161 of Mesa
Laboratories, Inc. on Form S-8 under the Securities Act of 1933 insofar as such reports relate to the financial statements of Mesa Laboratories, Inc. for the year ended March 31, 1998.


Ehrhardt Keefe Steiner & Hottman PC

June 25, 1998
Denver, Colorado





