Form 10QSB
period 1998-06-30
MESA LABORATORIES INC /CO
filed 1998-08-18
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 1998

OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been
subject to the filing requirements for the past 90 days.  Yes  X    No ___.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There were 4,256,608 shares of the Issuer's common stock, no par value, outstanding as of June 30, 1998.

ITEM 1. FINANCIAL STATEMENTS						FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
                               						JUNE 30, 1998	   MARCH 31, 1998
ASSETS
   CURRENT ASSETS
     Cash and Cash Equivalents        	$ 3,993,408			$ 3,358,968
     Marketable Securities		             2,016,307			  2,048,199
     Accounts Receivable, Net	 	         1,551,226 		  1,754,782
     Inventories	 			                    1,957,432 		  1,895,273
     Prepaid Expenses	 		                   35,738 		     76,152
     Deferred Income Taxes	    	            85,000  	     85,000

  TOTAL CURRENT ASSETS	 		               9,639,111			  9,218,374

   PROPERTY, PLANT & EQUIPMENT, NET	     1,659,380	 		  1,677,023

   OTHER ASSETS
     Intangible Assets, Net 	         	    852,342	 		    884,695

  	TOTAL ASSETS                      			$12,150,833			$11,780,092

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable		                	$   117,674			$    65,015
     Accrued Salaries & Payroll Taxes       131,834			    306,547
     Other Accrued Expenses	  	             119,150 		    136,059
     Taxes Payable	  		                     246,175	 	     36,600

	TOTAL CURRENT LIABILITIES	                 614,833			    544,221

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable	          75,000	       75,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value	               -	      		    -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	4,256,608 shares (06/30/98)
      and 4,284,587 shares (3/31/98)      3,306,338			  3,352,009
     Retained Earnings			                 8,154,662 		  7,808,862

  	TOTAL STOCKHOLDERS' EQUITY	           11,461,000 		 11,160,871


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	              		$12,150,833			$11,780,092

ITEM 1.	FINANCIAL STATEMENTS  (CONTINUED)			FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                 						    Three Months		    Three Months
						                                            Ended		 	     Ended
						                                    June 30, 1998		   June 30, 1997
Sales		                                 					$1,783,895		    	$1,846,058

Cost of Goods Sold	                       			   577,164	    		   633,864
Selling, General & Administrative	 	            534,048  	  		   514,077
Research and Development	   		                   56,852	    		    61,778
Other (Income) and Expenses	 		                 (76,068)	   		   (45,544)

                                      							 1,091,996		    	 1,164,175


Earnings Before Income Taxes	              		   691,899	    		   681,883

Income Taxes	                            				   242,000	    		   247,500

Net Income	                             					$  449,899		    	$  434,383


Net Income Per Share (Basic)	               	$      .11		    	$      .10

Net Income Per Share (Diluted)             		$      .10    			$      .10

Average Common Shares Outstanding (Basic)   	 4,275,000		    	 4,307,000

Average Common Shares Outstanding (Diluted)   4,353,000			     4,444,000


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)		FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                             	 					    	Three Months           Three Months
Increase (Decrease) in Cash and Cash	       Ended	   	            	Ended
Equivalents                              June 30, 1998          June 30, 1997
Cash Flows From Operating Activities:
 Net Income						                           $  449,899         		$  434,383
 Depreciation and Amortization		                58,428		             68,259
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable 203,556	         	   321,427
    (Increase) Decrease in Inventories	        (62,159)		           (85,709)
    (Increase) Decrease in Prepaid Expenses     40,414	         	    14,951
    Increase (Decrease) in Accounts Payable    	52,659  	       	    11,380
    Increase (Decrease) in Accrued Liabilities 	17,953	         	   (17,063)
Net Cash (Used) Provided by Operating
 Activities	 					                             760,750		            747,628

Cash Flows From Investing Activities:
 (Increase) Decrease in Marketable Securities   31,892	               	   -
 (Increase) Decrease in Intangible Assets	         871	   	               -
 Capital Expenditures, Net of Retirements	      (9,302)		            (6,093)
Net Cash(Used)Provided by Investing Activities  23,461	   	          (6,093)

Cash Flows From Financing Activities:
 Treasury Stock Purchases	              		    (164,195)    	    	   (58,700)
 Proceeds From Stock Options Exercised	         14,424	         	     7,568
Net Cash (Used) Provided by Financing
 Activities	 					                            (149,771)	        	   (51,132)

Net Increase (Decrease) In Cash and
 Equivalents	 				                             634,440        		    690,403

Cash and Cash Equivalents at Beginning
 of Period	 			                    	     	   3,358,968		          3,867,549

Cash and Cash Equivalents at End of Period  $3,993,408	        	 $4,557,952



















	ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)		FORM 10-QSB

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1998 AND 1997

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB, at March 31, 1998.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS
	        OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On June 30, 1998, the Company had cash and short term investments of $6,009,715. In addition, the Company had other current assets totaling $3,629,396 and total current assets of $9,639,111. Current liabilities of Mesa Laboratories, Inc. Were $614,833 which resulted in a current ratio of 15.7:1.

	The Company has made net capital asset purchases of $9,302 for the fiscal year-to-date.

	The Company had announced its intention to repurchase up to 10% of its outstanding common stock which was completed in July, 1998. On July 24, 1998 the Board of Directors met and approved the repurchase of 400,000 additional shares of outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be made with existing cash reserves.

	The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. Based on preliminary information, costs of addressing potential problems are not currently expected to have a materially adverse impact on the Company's financial position, results of operations or cash flows in future periods. However, if the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could resultin a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

										FORM 10-QSB
RESULTS OF OPERATIONS

REVENUE
	Net sales for the three months ended June 30, 1998 decreased $62,163 or 3% to $1,783,895 from the $1,846,058 net sales level achieved for the same three month period last year. For the first fiscal quarter, the Medical products group showed strong increases which were off-set by decreases in Nusonics sales.
The Datatrace products group showed little change over the prior year. Over half of the Medical products sales were attributed to the Reprocessor products which continue to improve steadily. While the Concentration Analyzers in the Nusonics group showed improvement over last year, a decrease in the Flow Meter line was responsible for the overall decline in Nusonics and total sales for the period.

COST OF GOODS SOLD
	Cost of goods sold for the first three months as a percent of net sales was 32% which represents a 2% decrease from the 34% level for the same three month period last year. Most of the decrease realized in the quarter was attributable to a decrease in Nusonics product costs. This decrease as a percent of sales was realized from a change in the sales mix between the Flow Meter line and the Concentration Analyzers. The more specialized, less competitive Concentration Analyzers carry a greater gross margin than the more competitive Flow Meter line. The quarter's strong sales in the Concentration Analyzers and declining sales in the Flow Meter line combined to produce an overall decrease to cost of goods sold as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE
	Selling, general and administrative expenses for the first three months increased 4% or $19,971 to $534,048 from $514,077 in the same period last year. Marketing expenses accounted for an overall 6% increase with Medical marketing expenses gaining 22% over the prior year and Nusonics marketing expenses increasing 11%. The increased marketing expense for the Medical group can be attributed to increased advertising costs in marketing its newest product, the Reuse Data Management System, not yet released. Increased Nusonics marketing expenses are attributed to consulting fees incurred to study alternatives to the declining position in the Flow Meter market. Datatrace marketing expenses posted a 2% decline while administrative expenses had less than a 1% increase.

RESEARCH AND DEVELOPMENT
	Research and development for the first three months decreased to $56,852 from $61,778 which represents an 8% decrease over the same period last year. During the fiscal quarter, research and development costs decreased due to Datatrace's completion and release of its Windows software project which resulted in less consulting and legal fees incurred compared to the same period last year.

NET INCOME
	Net income for the three months ended June 30, 1998 increased 3% to $449,899 or $.10 per share from $434,383 or $.10 per share last year. During the fiscal first quarter, cost of goods sold improved because of the shift in sales mix in the Nusonics' Concentration Analyzers and Flow Meter lines. In addition, an increase in other income contributed to the overall increase in net income.

PART II-OTHER INFORMATION
	None.

										FORM 10-QSB



MESA LABORATORIES, INC.



JUNE 30, 1998





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
	(Issuer)



DATED:  August 11, 1998            	BY: /S/ Luke R. Schmieder
	    Luke R. Schmieder
    President, Chief Executive Officer,
    Treasurer and Director

DATED:  August 11, 1998            	BY: /S/ Steven W. Peterson
	    Steven W. Peterson
          Vice President-Finance, Chief
    Financial and Accounting Officer and
    Secretary