Form 10QSB/A
period 1998-06-30
MESA LABORATORIES INC /CO
filed 1998-08-18
CIK 724004

[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1999             MAR-31-1998
[PERIOD-END]                               JUN-30-1998             JUN-30-1997
[CASH]                                       3,993,408               4,557,952
[SECURITIES]                                 2,016,307                       0
[RECEIVABLES]                                1,586,742               1,376,711
[ALLOWANCES]                                  (35,516)                (40,048)
[INVENTORY]                                  1,957,432               2,049,281
[CURRENT-ASSETS]                             9,639,111               8,054,055
[PP&E]                                       2,743,410               2,546,220
[DEPRECIATION]                             (1,084,030)               (978,291)
[TOTAL-ASSETS]                              12,150,833              10,583,998
[CURRENT-LIABILITIES]                          614,833                 569,790
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                     3,306,338               3,413,063
[OTHER-SE]                                   8,154,662               6,538,345
[TOTAL-LIABILITY-AND-EQUITY]                12,150,833              10,583,998
[SALES]                                      1,783,895               1,846,058
[TOTAL-REVENUES]                             1,783,895               1,846,058
[CGS]                                          577,164                 633,864
[TOTAL-COSTS]                                  590,900                 575,855
[OTHER-EXPENSES]                              (76,068)                (45,544)
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                                691,899                 681,883
[INCOME-TAX]                                   242,000                 247,500
[INCOME-CONTINUING]                            449,899                 434,383
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   449,899                 434,383
[EPS-PRIMARY]                                      .11                     .10
[EPS-DILUTED]                                      .10                     .10