Form 10QSB
period 1998-09-30
MESA LABORATORIES INC /CO
filed 1998-11-13
CIK 724004

Form 10-QSB

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

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

There were 4,082,793 shares of the Issuer's common stock, no par value, outstanding as of September 30, 1998.

ITEM 1. FINANCIAL STATEMENTS                                  FORM 10-QSB


                            MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                  (UNAUDITED)


                                    SEPTEMBER 30, 1998    MARCH 31, 1998
                                    ------------------    --------------
ASSETS

   CURRENT ASSETS
     Cash and Cash Equivalents ......     $ 3,454,970     $ 3,358,968
     Marketable Securities ..........       2,049,274       2,048,199
     Accounts Receivable, Net .......       1,802,150       1,754,782
     Inventories ....................       1,802,661       1,895,273
     Prepaid Expenses ...............          31,811          76,152
     Deferred Income Taxes ..........          85,000          85,000
                                          -----------     -----------

  TOTAL CURRENT ASSETS ..............       9,225,866       9,218,374

   PROPERTY, PLANT & EQUIPMENT, NET .       1,633,816       1,677,023

   OTHER ASSETS
     Intangible Assets, Net .........         819,118         884,695
                                          -----------     -----------

        TOTAL ASSETS ................     $11,678,800     $11,780,092
                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable ...............     $   111,019     $    65,015
     Accrued Salaries & Payroll Taxes         193,428         306,547
     Other Accrued Expenses .........         134,322         136,059
     Taxes Payable ..................          44,727          36,600
                                          -----------     -----------

        TOTAL CURRENT LIABILITIES ...         483,496         544,221

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable ..          75,000          75,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value ..            --              --
     Common Stock, No Par Value;
      authorized 8,000,000 shares;
      issued and outstanding,
      4,082,793 shares (9/30/98)
      and 4,284,587 shares (3/31/98)        2,989,595       3,352,009
     Retained Earnings ..............       8,130,709       7,808,862
                                           ----------      ----------

        TOTAL STOCKHOLDERS' EQUITY ..      11,120,304      11,160,871
                                           ----------      ----------

 TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY .............     $11,678,800     $11,780,092
                                          ===========     ===========

        FORM 10-QSB


                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three Months     Three Months
                                                   Ended            Ended
                                              Sept. 30, 1998    Sept. 30, 1997
                                              --------------    --------------

Sales .....................................     $ 2,038,722      $ 2,158,985

Cost of Goods Sold ........................         726,422          780,546
Selling, General & Administrative .........         515,613          525,338
Research and Development ..................          49,315           79,215
Other (Income) and Expenses ...............         (74,630)         (54,967)
                                                -----------      -----------
                                                  1,216,720        1,330,132


Earnings Before Income Taxes ..............         822,002          828,853

Income Taxes ..............................         288,000          297,975
                                                -----------      -----------

Net Income ................................     $   534,002      $   530,878
                                                ===========      ===========

Net Income Per Share (Basic) ..............     $       .13      $       .12
                                                ===========      ===========

Net Income Per Share (Diluted) ............     $       .13      $       .12
                                                ===========      ===========
Average Common Shares Outstanding
 (Basic) ..................................       4,158,000        4,308,000
                                                ===========      ===========
Average Common Shares Outstanding
 (Diluted) ................................       4,214,000        4,446,000
                                                ===========      ===========

        FORM 10-QSB

                            MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                Six Months       Six Months
                                                   Ended            Ended
                                              Sept. 30, 1998    Sept. 30, 1997
                                              --------------    --------------

Sales .....................................     $ 3,822,617      $ 4,005,044

Cost of Goods Sold ........................       1,303,586        1,414,410
Selling, General & Administrative .........       1,049,661        1,039,415
Research and Development ..................         106,166          140,993
Other (Income) and Expenses ...............        (150,698)        (100,511)
                                                -----------      -----------
                                                  2,308,715        2,494,307


Earnings Before Income Taxes ..............       1,513,902        1,510,737

Income Taxes ..............................         530,000          545,476
                                                -----------      -----------

Net Income ................................     $   983,902      $   965,261
                                                ===========      ===========

Net Income Per Share (Basic) ..............     $       .23      $       .22
                                                ===========      ===========
Net Income Per Share (Diluted) ............     $       .23      $       .22
                                                ===========      ===========
Average Common Shares Outstanding (Basic) .       4,216,000        4,308,000
                                                ===========      ===========
Average Common Shares Outstanding (Diluted)       4,278,000        4,444,000
                                                ===========      ===========

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)               FORM 10-QSB


                            MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                    Six Months      Six Months
Increase (Decrease) in Cash and Cash                   Ended           Ended
Equivalents                                       Sept. 30, 1998   Sept. 30,1997
                                                  --------------   -------------

Cash Flows From Operating Activities:
 Net Income ..................................     $   983,902      $   965,261
 Depreciation and Amortization ...............         119,469          136,517
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable         (47,368)           4,552
    (Increase) Decrease in Inventories .......          92,612          120,851
    (Increase) Decrease in Prepaid Expenses ..          44,341           24,005
    Increase (Decrease) in Accounts Payable ..          46,004           68,713
    Increase (Decrease) in Accrued Liabilities        (106,729)         (88,967)
                                                   -----------       -----------
Net Cash (Used) Provided by Operating
 Activities ..................................       1,132,231        1,230,932

Cash Flows From Investing Activities:
 (Increase) Decrease in Marketable Securities           (1,075)            --
 Capital Expenditures, Net of Retirements ....         (10,685)        (134,044)
                                                   -----------       ----------
Net Cash (Used) Provided by Investing Activity         (11,760)        (134,044)

Cash Flows From Financing Activities:
 Treasury Stock Purchases ....................      (1,044,250)         (58,700)
 Proceeds From Stock Options Exercised .......          19,781           14,076
                                                   -----------       ----------
Net Cash (Used) Provided by Financing
 Activities ..................................      (1,024,469)         (44,624)

Net Increase (Decrease) In Cash and
 Equivalents .................................          96,002        1,052,264

Cash and Cash Equivalents at Beginning
of Period ....................................       3,358,968        3,867,549
                                                   -----------      -----------
Cash and Cash Equivalents at End of Period ...     $ 3,454,970      $ 4,919,813
                                                   ===========      ===========

        ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)               FORM 10-QSB

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1998 AND 1997

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 1998, the Company had cash and short term investments of $5,504,244. In addition, the Company had other current assets totaling $3,721,622 and total current assets of $9,225,866. Current liabilities of Mesa Laboratories, Inc. Were $483,496 which resulted in a current ratio of 19.1:1.

The Company has made net capital asset purchases of $10,685 for the fiscal year-to-date.

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

Except for the historical information contained herein, the discussion in this Report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially form those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, and the Company's Report on form 10-KSB for the year ended March 31, 1998, as well as those factors discussed elsewhere herein.

FORM 10-QSB
RESULTS OF OPERATIONS

REVENUE Net sales for the six months ended September 30, 1998 decreased $182,427 or 5% to $3,822,617 from the $4,005,044 net sales level achieved for the same six month period last year. Net sales for the quarter decreased $120,263 or 6% to $2,038,722 from the $2,158,985 net sales level achieved in the same quarter last year. During the first six months of the fiscal year, Medical product sales continued their trend of strong improvement, increasing over 15% compared to the previous year. Initial shipments of the Company's Reuse Data Management (RDM) System late in the second fiscal quarter, and the continued strong sales of the Echo Dialyzer Reprocessing System contributed to the overall increase in the Medical division. This improvement was off-set by a decrease of 22% in Nusonics Product sales which may be attributed to a shift in the Company's focus of sales efforts toward Concentration Analyzer products. Datatrace product sales were little changed compared to the prior year.

COST OF GOODS SOLD Cost of goods sold for the first six months as a percent of net sales was 34% which represents a 1% decrease from the 35% level for the same six month period last year. Cost of goods sold for the current quarter as a percent of net sales was 36% and unchanged from the 36% level in the same quarter last year. During the first six months of the fiscal year, the decrease in product costs as a percent of sales can be attributed to the changes in the sales mix in the Nusonics line. Strong sales in the Concentration Analyzers and declining sales in the Flow Meter line combined to produce an overall decrease to cost of goods sold as a percent of sales.

SELLING, GENERAL AND ADMINISTRATIVE Selling, general and administrative expenses for the first six months increased 1% or $10,246 to $1,049,661 from $1,039,415 in the same period last year. For the current quarter, selling, general and administrative expenses totaled $515,613 which was down 2% or $9,725 from $525,338 expended in the same quarter one year ago. Administrative costs accounted for an overall 3% increase. Several areas in administration received attention for the first six months such as in the consulting and design of a world wide web site, and upgrade and addition of computer and phone lines. Marketing expenses increased 17% in the Medical division due to marketing of the new RDM product line and the accompanying travel and presentations at trade shows. The increase in the Medical division was offset by a decrease of 11% in the Nusonics division. In comparing last year, the decrease can be attributed to decreases in Nusonics payroll expenses due to the division's reorganization. For the first six months of the year, the Datatrace division showed little increase in marketing expenses compared to the same period last year.

RESEARCH AND DEVELOPMENT Research and development for the first six months decreased to $106,166 from $140,993 which represents a 25% decrease over the same period last year. Research and development for the quarter was $49,315 which represents a decrease of $29,900 or 38% from the $79,215 level expensed in the same quarter last year. For the first six months of the fiscal year, research and development costs decreased due to Datatrace's completion and release of its Windows software project resulting in less consulting expenses. Legal fees and associated payroll expenses also declined compared to the same period last year.

NET INCOME Net income for the six months ended September 30, 1998 increased 2% to $983,902 or $.23 per share from $965,261 or $.22 per share last year. Net income for the quarter was $534,002 or $.13 per share compared to net income of $530,878 or $.12 per share in the same quarter last year. Improved cost of goods sold, due to the shift in sales mix of the Nusonics Concentration Analyzer and Flow Meter lines, coupled with an increase in other income contributed to the overall increase in net income for both the quarter and year-to-date.

PART II-OTHER INFORMATION
        None.

FORM 10-QSB



MESA LABORATORIES, INC.



SEPTEMBER 30, 1998





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
        (Issuer)



DATED:   11/12/98       BY:  /s/  Luke R. Schmieder
                                  Luke R. Schmieder
                                  President, Chief Executive Officer,
                                  Treasurer and Director

DATED:   11/12/98       BY:  /s/  Steven W. Peterson
                                  Steven W. Peterson
                                  Vice President-Finance, Chief
                                  Financial and Accounting Officer and
                                  Secretary