Form 10QSB
period 1998-12-31
MESA LABORATORIES INC /CO
filed 1999-02-12
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended December 31, 1998

OR

 [ ] 	  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from ____________ to ____________

Commission File Number 0-11740

MESA LABORATORIES, INC.
 (Exact Name of Small Business Issuer as Specified in its Charter)


			COLORADO				      84-0872291
(State or other Jurisdiction of 	  		   (I.R.S. Employer
Incorporation or Organization)			   Identification No.)


12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO		  80228
 	(Address of Principal Executive Offices)		(Zip Code)

Issuer's telephone number, including area code:  (303) 987-8000

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has
been subject to the filing requirements for the past 90 days.	  Yes  X    No
___.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There were 4,061,143 shares of the Issuer's common stock, no par value, outstanding as of December 31, 1998.

ITEM 1. FINANCIAL STATEMENTS							FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS				                    DECEMBER 31, 1998  MARCH 31, 1998
   CURRENT ASSETS
     Cash and Cash Equivalents   	$ 6,217,573   		$ 3,358,968
     Marketable Securities	       	         -  	 	  2,048,199
     Accounts Receivable, Net	 	    1,740,216		     1,754,782
     Inventories	 			               1,732,557	   	  1,895,273
     Prepaid Expenses	   		            52,909 	  	     76,152
     Deferred Income Taxes	  	         85,000    	     85,000

  TOTAL CURRENT ASSET	           	  9,828,255    	  9,218,374

  PROPERTY, PLANT & EQUIPMENT, NET  1,613,417	 	    1,677,023

   OTHER ASSETS
     Intangible Assets, Net           785,894	   	    884,695

  	TOTAL ASSETS	                		$12,227,566	   	$11,780,092

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable	          		$   121,650	   	$    65,015
     Accrued Salaries & Payroll Taxes 216,686	   	    306,547
     Other Accrued Expenses	     	    164,531	   	    136,059
     Taxes Payable	  		                78,303	   	     36,600

	TOTAL CURRENT LIABILITIES	           581,170	   	    544,221

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable     75,000	   	     75,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value	         -	              -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	4,061,143 shares (12/31/98)
 and 4,284,587 shares (3/31/98)     2,952,626	   	  3,352,009
     Retained Earnings	             8,618,770	   	  7,808,862

  	TOTAL STOCKHOLDERS' EQUITY	     11,571,396    	 11,160,871


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY        			$12,227,566   		$11,780,092

ITEM 1.	FINANCIAL STATEMENTS  (CONTINUED)
	FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                  							Three Months   	Three Months
							                                         Ended	          Ended
						                                  Dec. 31, 1998   Dec. 31, 1997
Sales					                               		$2,129,415    		$1,904,030

Cost of Goods Sold	                     			   712,042	 	      597,802
Selling, General & Administrative		           563,815   	 	   526,853
Research and Development	  		                  62,038	    	    58,422
Other (Income) and Expenses		             	   (56,529) 	  	   (61,607)
                                    							 1,281,366	    	 1,121,470

Earnings Before Income Taxes	            		   848,049		       782,560

Income Taxes				                          	   297,000	    	   281,524

Net Income		                           				$  551,049	    	$  501,036


Net Income Per Share (Basic)            			$      .14	    	$      .12

Net Income Per Share (Diluted)	           	$      .13    		$      .11

Average Common Shares Outstanding (Basic)   4,068,000	    	 4,311,000

Average Common Shares Outstanding(Diluted)  4,120,000	    	 4,474,000

ITEM 1.	FINANCIAL STATEMENTS  (CONTINUED)
	FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                           						      Nine Months   		Nine Months
							                                      Ended	        		Ended
						                               Dec. 31, 1998	  Dec. 31, 1997
Sales					                            		$5,952,033    		$5,909,074

Cost of Goods Sold                  				 2,015,627    		 2,012,211
Selling, General & Administrative		      1,613,477	    	 1,566,269
Research and Development			                168,204	    	   199,415
Other (Income) and Expenses			            (207,226)   		  (162,118)
							                                  3,590,082	    	 3,615,777

Earnings Before Income Taxes	         		 2,361,951	    	 2,293,297

Income Taxes	 	                      			   827,000	    	   827,000

Net Income                        						$1,534,951	    	$1,466,297


Net Income Per Share (Basic)	         		$      .37	    	$      .34

Net Income Per Share (Diluted)        		$      .36    		$      .33

Average Common Shares Outstanding (Basic 4,167,000	    	 4,309,000

Average Common Shares Outstanding(Dilute 4,226,000	    	 4,452,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)		FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                  								   Nine Months     Nine Months
 	     								                                    Ended           Ended
   								                                Dec. 31, 1998   Dec. 31, 1997
Cash Flows From Operating Activities:
 Net Income							                            $1,534,951      $1,466,297
 Depreciation and Amortization			                179,639	        183,850
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable	   14,566	        259,044
    (Increase) Decrease in Inventories	          162,716	         66,652
    (Increase) Decrease in Prepaid Expenses	      23,243	         (4,566)
    Increase (Decrease) in Accounts Payable	      56,635  	       49,169
    Increase (Decrease) in Accrued Liabilities   (19,686)	       (94,630)
Net Cash (Used) Provided by Operating
 Activities							                             1,952,064       1,925,816

Cash Flows From Investing Activities:
 (Increase) Decrease in Marketable Securities  2,048,199     	         -
 Capital Expenditures, Net of Retirements	  	    (17,232)	      (176,167)
Net Cash (Used) Provided by Investing Activiti 2,030,967     	  (176,167)

Cash Flows From Financing Activities:
 Treasury Stock Purchases		             		    (1,143,600)       (192,470)
 Proceeds From Stock Options Exercised	       		  19,174     	    15,959
Net Cash (Used) Provided by Financing Activit (1,124,426)    	  (176,511)

Net Increase (Decrease) In Cash and Equivalent 2,858,605     	 1,573,138
Cash and Cash Equivalents at Beginning of Per  3,358,968     	 3,867,549

Cash and Cash Equivalents at End of Period    $6,217,573     	$5,440,687

	ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)		FORM 10-QSB

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1998 AND 1997

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On December 31, 1998, the Company had cash and short term investments of $6,217,573. In addition, the Company had other current assets totaling $3,610,682 and total current assets of $9,828,255. Current liabilities of Mesa Laboratories, Inc. were $581,170 which resulted in a current ratio of 16.9:1.

	The Company has made net capital asset purchases of $17,232 for the fiscal year-to-date.

	The Company had announced its intention to repurchase up to 10% of its outstanding common stock which was completed in July, 1998. On July 24, 1998 the Board of Directors met and approved the repurchase of 400,000 additional shares of outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and purchases will be made with existing cash reserves.

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

Except for the historical information contained herein, the discussion in this report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, and the Company's Report on Form 10-KSB for the year ended March 31, 1998, as well as those factors discussed elsewhere herein.
Page 6 of 9


										FORM 10-QSB
RESULTS OF OPERATIONS

REVENUE
	Net sales for the nine months ended December 31, 1998 increased $42,959 or 1% to $5,952,033 from the $5,909,074 net sales level achieved for the same nine month period last year. Net sales for the quarter increased $225,385 or 12% to $2,129,415 from the $1,904,030 net sales level achieved in the same quarter last year. During the first nine months of the fiscal year, Medical product sales continued their trend of strong improvement, increasing over 19% compared to the previous year. Strong sales of the Echo Dialyzer Reprocessing System contributed to the overall increase in the Medical division along with initial shipments of the Company's Reuse Data Management (RDM) System during the third fiscal quarter. This improvement was off-set by a decrease of 17% in Nusonics product sales. While a decline in Flow Meter product sales contributed to the overall decrease in Nusonics sales, the focus of sales efforts toward Concentration Analyzer products has resulted in a 35% increase in this product line over last year. Datatrace product sales were little changed with a 2% increase compared to the prior year.

COST OF GOODS SOLD
	Cost of goods sold for the first nine months as a percent of net sales was 34% and unchanged from the 34% level for the same nine month period last year. Cost of goods sold for the current quarter as a percent of net sales was 33% which represents an increase of 2% from the 31% level in the same quarter last year. During the third fiscal quarter of the year, the increase in product costs as a percent of sales can be attributed to modest increases in material costs and reserve levels.


SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the first nine months increased 3% or $47,208 to $1,613,477 from $1,566,269 in the same period last year. For the current quarter, selling, general and administrative expenses totaled $563,815 which was up 7% or $36,962 from $526,853 expended in the same quarter one year ago. For the first nine months, administrative costs increased 6% while marketing costs increased by 1% compared to the same period last year. For the year the Medical and Datatrace divisions had increases of 15% and 5%, respectively, in marketing expenses which were off-set by a 11% decrease in Nusonics' marketing expenses.


RESEARCH AND DEVELOPMENT
	Research and development for the first nine months decreased to $168,204 from $199,415 last year. For the quarter, research and development was $62,038 which represents an increase of $3,616 or 6% from the $58,422 level expensed in the same quarter last year. For the third fiscal quarter, research and development costs increased due chiefly to an increase in staffing.

NET INCOME
Net income for the nine months ended December 31, 1998 increased 5% to $1,534,951 or $.36 per share from $1,466,297 or $.33 per share last year. Net income for the quarter was $551,049 or $.13 per share which rose 10% over the net income of $501,036 or $.11 per share in the same quarter last year. For the first nine months of the fiscal year, net income improved due to increases in revenues and interest income. For the most recent quarter, an increase in revenues was only slightly off-set by an increase in cost of goods sold as a percent of sales.


PART II-OTHER INFORMATION
	The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on October 9, 1998. Of the 4,158,908 Shares entitled to vote, 3,557,475 were represented either in person or by proxy. Five directors were elected to serve until the next Annual Meeting of Shareholders.

	The five directors elected were:

  Michael Brooks
		H. Stuart Campbell
		Paul D. Duke
  Philip D. Quedenfeld
  Luke R. Schmieder

										FORM 10-QSB



MESA LABORATORIES, INC.



DECEMBER 31, 1998





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
	(Issuer)



DATED:   2/12/99    	BY:  /s/  Luke R. Schmieder             .
                      	 			    Luke R. Schmieder
 			                           President, Chief Executive Officer,
                               Treasurer and Director

DATED:   2/12/99    	BY:  /s/  Steven W. Peterson  .
				                           Steven W. Peterson
         	                    	Vice President-Finance, Chief
  	                           	Financial and Accounting Officer and
   			                        	Secretary