Form 10KSB
period 1999-03-31
MESA LABORATORIES INC /CO
filed 1999-06-30
CIK 724004

U.S. SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D. C.  20549

	FORM 10-KSB

	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
	THE SECURITIES EXCHANGE ACT OF 1934
	FOR THE FISCAL YEAR ENDED MARCH 31, 1999

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

	YES   X          NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:
$8,083,273.

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant: As of June 1, 1999: $15,437,045*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No
Par Value Common Stock-4,035,183 shares as of March 31, 1999.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No
X  .

   *	The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $5.00, the last sales price of the Registrant's common stock as of June 1, 1999, such date being within 60 days prior to the date of filing.

	PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

	Mesa Laboratories, Inc. (hereinafter referred to as the "Company" or "Mesa") was incorporated as a Colorado corporation on March 26, 1982. The Company designs, develops, acquires, manufactures and markets instruments and systems utilized in connection with industrial applications and hemodialysis therapy. In August 1984, the Company acquired Western Laboratories
Corp., a manufacturer and marketer of a line of instruments for use in calibrating hemodialysis proportioning equipment. In June 1989, the Company acquired the DATATRACEr product line of Ball Corporation. In February 1993, the Company acquired the assets of NUSONICS, Inc., a manufacturer of ultrasonic flow meters and analyzers.

	The Company presently markets the DATATRACEr and ELOGGr recording systems which are used in various industrial applications; NUSONICSr Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products which are used in various industrial applications; and two product lines used in kidney dialysis [Western Meters and the ECHO Reprocessor]. The Company is also performing research and development to expand the application of its technology.

	All statements other than statements of historical fact included in this annual report regarding the Company's financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; the business abilities and judgement of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

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

	The temperature and humidity recording markets are highly segmented. DATATRACE products have developed application niches within major industry segments such as food processing, medical sterilization, pharmaceutical processing, transportation, electronics, aerospace, storage facilities and textile manufacturing. DATATRACE products are used in any industry where temperature, pressure or humidity is critical to the manufacturing process, quality of the product or where product temperature, pressure or humidity profiles are required in a continuous or moving process environment.

DATATRACE Micropack Tracers, FRB Tracers and Flatpack Tracers

	The Micropack Tracer utilizes the latest advances in microcircuitry, power supply and sensor technologies. The instrument is computer based and can be programmed by the user to take and store up to 1,000 temperature, temperature and humidity or temperature and pressure readings. A lithium battery is utilized so that the device is completely self-contained and requires no external wires or cables. The devices operate at temperatures from - 40 F to 680 F and provide both high accuracy and reliability. Currently, the Micropack Tracers for temperature are sold with various probe configurations in three temperature ranges: LoTemp which records temperatures from -40 F to 185 F; Standard Temp, which records temperatures from 50 F to 302 F; and HiTemp, which records temperatures from 212 F to 680 F. The Flatpack Tracer provides the customer with a flat profile instrument in addition to the round Micropack Tracer. The Flatpack Tracer is offered in the same temperature ranges and probe configurations as the Micropack Tracer. Offering the same features but slightly larger than the Micropack Tracer, the FRB Tracer provides users with the ability to replace batteries at their facility, lowering operating cost and down time for factory replacement of the battery. Utilizing the same electronics and FRB Tracer packaging, the Company offers a humidity and temperature version of its FRB Tracer product and a pressure and temperature version of its FRB Tracer product.

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

The ECHO MM-1000 Dialyzer Reprocessor

	Dialyzer reuse is a procedure in which a patient's dialyzer is cleaned, performance tested and disinfected before it is reused by the same patient. The approximate cost of the dialyzer is $15- $50, and each patient requires approximately 156 dialyzers annually if no reuse is employed. Although the Company has not conducted a scientific market survey, it estimates that more than 80% of the hemodialysis patients being treated in centers are involved with reuse programs.

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

The Reuse Data Management (RDM) System

	During fiscal 1999, the Company began marketing its Reuse Data Management (RDM) System. The system consists of a custom database management software package, computer system, barcode scanner and label printer. The RDM System is stand alone, and is capable of operating with any reuse method whether automated or manual. Utilizing barcode technology, the RDM System automates much of the data entry involved in the record keeping process of managing reuse, and will provide record keeping and reporting to satisfy both patient management and regulatory requirements.

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

Marketing and Distribution

	The Company's domestic sales of its dialysis products are generated by its in-house marketing staff while the Company maintains an organization of independent manufacturers' representatives to distribute its DATATRACE and ELOGG product lines. For its NUSONICS product lines, a separate organization of manufacturers' representatives is maintained while a distributor network is being used for the Company's HVAC product line. International sales are conducted through over 50 distributors. During the fiscal year ended March 31, 1999, approximately 61% of sales have been domestic and 39% have been international to countries throughout Europe, Africa, Australia, Asia and
South America, as well as Canada and Mexico.

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

	During the fiscal year ended March 31, 1999, no single customer accounted for 10% or more of the Company's revenues. The Company does not believe that it is dependent upon a single customer or a few customers, whose loss would have a material long term adverse effect upon the Company's business.

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

	In the area of dialyzer reuse, management believes that the availability of an automated reprocessing system which consistently cleans, rinses and disinfects dialyzers, as well as tests them for physical performance and leaks, can dramatically alter the reuse patterns. Mesa believes that it is the largest supplier of meters used to calibrate hemodialysis equipment, although it has not conducted independent market surveys. The DATATRACE and ELOGG products offer unique solutions to monitoring temperature or humidity and temperature or pressure and temperature through a continuous process or long-term transportation and warehousing applications. Although there are other solutions to temperature, humidity and pressure monitoring available, the DATATRACE products offer a miniaturized, self-contained, environmentally resistant, wireless solution. NUSONICS products offer solutions to monitoring of clean fluids as well as highly corrosive materials, which are either noninvasive or do not disturb the flow of the product through the pipe. NUSONICS products also offer a unique solution to monitoring variations in a fluid's concentration as the fluid passes through a pipeline into or out of a process.

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

Employees

	At March 31, 1999, the Company had a total of 43 employees, of which 41 were full-time employees. Currently, eight persons are employed for marketing, four for research and development, 24 for manufacturing and quality assurance and seven for administration.

Additional Information

	For the fiscal years ended March 31, 1999 and 1998, Mesa spent approximately $236,769 and $264,151, respectively, on Company-sponsored research and development activities.

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

ITEM 3.  LEGAL PROCEEDINGS.

	No material legal proceedings to which the Company is a party or to which any of its property is the subject are pending, and no such proceedings are known by the Company to be contemplated. The Company is not presently a party to any litigation or aministrative proceedings with respect to its compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and no such proceedings are known by the Company to be contemplated. No legal actions are contemplated nor judgments entered against any officer or director of the Company concerning any matter involving the business of the Company.

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



	PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	(a)	Mesa's common stock is traded on the Nasdaq National
Market under the symbol "MLAB".  For the last two fiscal years, the high and low last sales prices of the Company's common stock as reported to the Company by the National Association of
Securities Dealers, Inc. were as follows:

	Quarter Ended						 High		 Low
	June 30, 1997						 6 1/4		4 7/8
	September 30, 1997				      7 1/8		5 3/8
	December 31, 1997					 8    		6 1/4
	March 31, 1998					      7    		5 3/8


	Quarter Ended						 High		 Low

	June 30, 1998						 6 1/8		5 1/8
	September 30, 1998					 5 3/16	     4 1/8
	December 31, 1998					 4 3/4		3 7/8
	March 31, 1999					      5 7/16	     4 3/16

	The Nasdaq National Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

	(b)	As of March 31, 1999, there were approximately 2,500
record and beneficial holders of Mesa's common stock.

	(c)	The Company has not declared or paid any dividends to
date.

	(d)	During the fiscal year ended March 31, 1999, the Company
did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
OPERATION.

Results of Operations

Net Sales

	Net sales for fiscal 1999 increased 2% from fiscal 1998. In real dollars, net sales of $8,083,273 in fiscal 1999 increased $161,324 from $7,921,949 in 1998. Net sales increase in fiscal
1999 was due to increases in sales of Medical and Datatrace products of 7% which were mostly off-set by a 14% decrease in Nusonics product sales. Net sales increased in fiscal 1998 by 2% and was attributable to increases in Medical and Datatrace sales, while Nusonics product sales declined from the prior fiscal year.

	During fiscal 1998, sales of Nusonics products declined by 28%. In order to correct this decline, the Company reorganized its sales organization late in fiscal 1998 in order to improve its ability to meet the technical demands of its concentration monitor products. During fiscal 1999, sales of concentration analyzer products improved by 25% while flow product sales continued to decline. Showing a small improvement during the second half of fiscal 1999, it is believed that the Company's flow products have now reached a stable sales level.

Cost of Sales

	Cost of sales as a percent of net sales in fiscal 1999 declined 0.6% from fiscal 1998 to 32.9%. During fiscal 1999, Medical costs increased 0.2%, Datatrace costs decreased 0.1% and Nusonics costs decreased 0.2% as a percent of sales. For fiscal 1998, the cost of Nusonics products decreased 1.5% and Medical products decreased 2.7%, respectively, while Datatrace products decreased 4.4% as a percent of sales. In fiscal 1999, costs across all three product lines remained very stable trending down in total just slightly from the previous year. The decrease in Datatrace cost of sales in fiscal 1998 was due to utilization of a new electronic circuit, which greatly reduced the materials cost of the product. The decrease in Nusonics cost of sales in fiscal 1998 was due to reductions in material and labor costs, while the decrease in Medical was attributable chiefly to a decline in material costs.

Selling, General and Administrative

	Selling expenses increased 6% from fiscal 1998 to fiscal 1999. In real dollars, selling expenses increased $80,363 to $1,382,125 in fiscal 1999 from $1,301,762 in fiscal 1998. The increase in selling expenses in fiscal 1999 was due to an increase in Datatrace and Medical selling expenses which were partially off-set by a decrease in Nusonics selling expenses. Selling expenses also decreased from fiscal 1997 to fiscal 1998. This decrease was due chiefly to a decline in Nusonics selling expenses.

	General and administrative expenses were $849,096 in fiscal 1999 and $801,603 in fiscal 1998, which represents a $47,493 or 6% increase from fiscal 1998 to fiscal 1999. The increase in general and administrative costs during fiscal 1999 was due to increased compensation and communications costs. The fiscal 1998 increase was due to increased compensation and business development costs.

Research and Development

	Company sponsored research and development costs were $236,769 in fiscal 1999 and $264,151 in fiscal 1998, which represents a 10% decrease from year to year. The decrease in research and development costs in fiscal 1999 were due chiefly to decreased compensation costs while the increase in fiscal 1998 was due to an increase in compensation costs. Currently, the Company plans to dedicate more resources to the internal development of new products beginning in fiscal 2000. For this reason, research and development costs are expected to increase as a percent of sales during the new fiscal year.

Net Income

	Net income increased 2% to $2,103,428 or $.50 per share on a diluted basis in fiscal 1999 from $2,052,314 or $.47 per share on a diluted basis in fiscal 1998. During fiscal 1999, net income increased at a rate equal to the increase in net sales. During fiscal 1998, net income increased due to increased sales of Medical and Datatrace products and reductions of cost of goods sold for all of the Company's product lines.

Liquidity and Capital Resources

	On March 31, 1999, the Company had cash and short term investments of $6,675,417. In addition, the Company had other current assets totaling $3,610,760 and total current assets of $10,286,177. Current liabilities of Mesa Laboratories, Inc. were $655,527 which resulted in a current ratio of 16:1. For comparison purposes at March 31, 1998, Mesa Laboratories, Inc. had cash and short term investments of $5,407,167, other current assets of $3,811,207, total current assets of $9,218,374, current liabilities of $544,221 and a current ratio of 17:1.

	Mesa Laboratories, Inc. has made net capital purchases of $26,257 during the past fiscal year.

	The Company has instituted a program to repurchase up to 400,000 shares of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves.

Year 2000

	The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in normal business and operating activities.

	Most of the Company's systems are Year 2000 compliant. The Company has a program in place to assess the remaining software and systems and bring them into Year 2000 compliance in time to minimize any significant detrimental effects on operations. The program focuses on four main functional areas:

(i) Information technology which addresses data, phone and administrative systems, including personal computers, telecommunications, local area networks, and business applications. These systems are computer devices and software that the Company wrote or purchased. The software systems include applications developed or purchased by corporate departments and operated by departmental personnel. The computer devices are desktop personal computers and server computer equipment including system hardware, firmware, and installed commercial application software.

(ii) Embedded chip technology which addresses manufacturing systems, laboratory instruments and plant maintenance systems with programmable logic controllers with date functions. The Process Control Systems are used in the Company's manufacturing and research and development processes, among other operations. These generally are systems, devices and instruments which utilize date functionality and generate, send, receive or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation, and other equipment with embedded code.

(iii) Material suppliers and marketing partners which address third parties that are critical to the Company's manufacturing process and distribution of product. The Company has identified critical providers of information, goods and services in order to assess their Year 2000 compliance/readiness. The Company will send letters to all critical suppliers and marketing partners.
The Company recognizes that to a certain degree it is relying on information provided by such third parties regarding their Year 2000 compliance readiness. While the Company is attempting to evaluate information provided by these third parties, there can be no assurance that in all instances accurate information is being provided. Failure of these third parties' systems to be Year 2000 compliant could have a material adverse effect on the Company's financial position, results of operations and cash flows.

	(iv)	Products manufactured by the Company utilize
microprocessors that utilize date functions. Additionally, the Company has developed software packages that are sold and utilized with the Company's electronic hardware. These systems have been tested extensively, and currently, the Company believes all of its products are Year 2000 compliant.


	The Company is using both internal and external resources to identify, correct/reprogram, and test its computer systems, equipment and software for Year 2000 compliance.

	The Company estimates that the costs associated with the Year 2000 issue will not be material, and as such will not have a significant impact on the Company's financial position or operating results. However, the failure to correct a material Year 2000 problem could result in an interruption in certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The aggregate additional costs of the Company's Year 2000 program cannot be known at this time. However, given the current status of the validation phase the additional costs are expected to be less than $25,000. The actual additional costs will depend on numerous factors, including without limitation, the costs of replacing, upgrading or repairing systems, software and equipment, and consulting fees and expenses. All costs are expected to be funded through operations.

	The Company is also developing a contingency plan to address a situation in which Year 2000 problems do cause an interruption in normal business activities. Once developed, contingency plans and related cost estimates will be continually refined, as additional information becomes available. The Company expects to have the contingency plan in place for critical operations by September 30, 1999.

	There can be no assurance that the Company will be able to complete all of the modifications in the required time frame, that unanticipated events will not occur or that the Company will be able to identify all Year 2000 issues before problems arise. Therefore, there can be no assurance that the Year 2000 issue will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

	The statements set forth herein concerning the Year 2000 problem which are not historical facts are forward-looking statements that involve risk and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. There can be no guarantee that any estimates or other forward-looking statements will be achieved and actual results could differ significantly from those planned or contemplated. The Company plans to update the status of its Year 2000 program as necessary in its periodic filings and in accordance with applicable securities laws.

ITEM 7.  FINANCIAL STATEMENTS.



	TABLE OF CONTENTS


Independent Auditors' Report

Financial Statements:

	Balance Sheets

	Statements of Income

	Statements of Stockholders' Equity

	Statements of Cash Flows

	Notes to Financial Statements





	INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 1999 and 1998, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the
financial statements are free of material misstatement.   An audit
includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


Ehrhardt Keefe Steiner & Hottman PC

April 29, 1999
Denver, Colorado


<CATION>
	MESA LABORATORIES, INC.
	BALANCE SHEETS

	ASSETS	                                   March 31,

 	                                          1999   	    1998
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)   $ 6,675,417	$ 3,358,968
  Marketable securities (Note 1)                 -	  2,048,199
  Accounts receivable (Note 1)-
    trade, net of allowance for doubtful
    accounts of $33,000 (1999) and
    $33,000 (1998)    	                1,744,066       1,740,327
    Other                                        - 	     14,455
  Inventories (Notes 1 and 2)            1,741,815       1,895,273
  Prepaid expenses                          33,879          76,152
  Deferred income taxes (Note 4)            91,000          85,000
	TOTAL CURRENT ASSETS               10,286,177	  9,218,374

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of
   $1,160,061  (1999) and
   $1,057,085 (1998)
   (Notes 1 and 3)             	      1,600,304       1,677,023

OTHER ASSETS (Note 1):
  Intangible Assets, net of accumulated
    amortization of $948,052 (1999) and
    $815,156 (1998)	                       752,670         884,695
                                       $12,639,151     $11,780,092

See notes to financial statements.

	MESA LABORATORIES, INC.
	BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' EQUITY	        March 31,
	                                          1999           1998
CURRENT LIABILITIES:

  Accounts payable, trade	        $    89,400    $    65,015
  Accrued salaries and payroll taxes      300,976	       306,547
  Accrued warranty expense (Note 1)        15,000         15,000
  Other accrued liabilities               180,879 	  121,059
  Taxes payable                            69,272         36,600
	TOTAL CURRENT LIABILITIES     	  655,527 	  544,221

LONG TERM LIABILITIES:
  Deferred income taxes (Note 4)           78,000         75,000

COMMITMENTS

STOCKHOLDERS' EQUITY (Notes 5 and 6):
  Preferred stock, no par value;
    authorized 1,000,000 shares; none
    issued                                       -	        -
  Common stock, no par value; authorized
    8,000,000 shares; issued and
    outstanding, 4,035,183 (1999) and
    4,284,587 shares (1998)              2,894,900 	3,352,009
  Retained earnings                      9,010,724     7,808,862
                                        11,905,624    11,160,871
                                       $12,639,151   $11,780,092

See notes to financial statements.

	MESA LABORATORIES, INC.
	STATEMENTS OF INCOME

	                                       Year Ended March 31,
	                                        1999   	    1998
SALES (Notes 1 and 7)                 $ 8,083,273	  $ 7,921,949
COST OF SALES                           2,660,217     2,652,414

GROSS PROFIT                            5,423,056     5,269,535

OPERATING EXPENSES:
  Selling                               1,382,125     1,301,762
  General and administrative              849,096       801,603
  Research and development (Note 1)       236,769       264,151
TOTAL OPERATING EXPENSES                2,467,990     2,367,516

OPERATING INCOME                        2,955,066     2,902,019
INTEREST INCOME, NET AND OTHER            271,362 	 231,046

EARNINGS BEFORE INCOME TAXES            3,226,428     3,133,065

INCOME TAXES (Note 4)                   1,123,000     1,080,751

NET INCOME                            $ 2,103,428   $ 2,052,314


NET INCOME PER SHARE - BASIC          $       .51   $       .48

NET INCOME PER SHARE - DILUTED        $       .50   $       .47

AVERAGE COMMON SHARES OUTSTANDING -
 BASIC        	                         4,135,521     4,303,818

AVERAGE COMMON SHARES OUTSTANDING -
DILUTED      	                         4,172,398     4,399,373


See notes to financial statements.

<CATION>
	MESA LABORATORIES, INC.
	STATEMENT OF STOCKHOLDERS' EQUITY

                          Common Stock              	   Total
                       Number of           Retained  Stockholders'
                       Shares     Amount   Earnings   	   Equity

BALANCE, March 31,
 1997                4,316,236 $ 3,426,979 $ 6,141,178 $9,568,157

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment            70,865     147,071           -    147,071

Purchase and retirement of
  treasury stock
  (Notes 5 and 6)     (102,514)   (222,041)	 (384,630)  (606,671)

Net income for the year      - 	      -   2,052,314  2,052,314

BALANCE, March 31,
1998   	           4,284,587   3,352,009   7,808,862 11,160,871

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment            44,837      80,655	        -	    80,655

Purchase and retirement of
  treasury stock
  (Notes 5 and 6)     (294,241)   (537,764)	 (901,566)(1,439,330)

Net income for the year      - 	      -   2,103,428	 2,103,428

BALANCE, March 31,
1999                 4,035,183 $ 2,894,900 $ 9,010,724$11,905,624



See notes to financial statements.











MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS

	                                        Year Ended March 31,
	                                            1999        1998
Cash flows from operating activities:
  Net income	                        $ 2,103,428 $ 2,052,314
  Depreciation and amortization            235,872     239,749
  Provision for bad debts              	         -       4,000
Provision for warranty reserve                   -     (25,000)
  Provision for inventory reserve            5,000      40,000
  Deferred income taxes                     (3,000)     20,600
  Change in assets and liabilities-
   (Increase) decrease in accounts
     receivable   	                        10,716    (100,692)
   (Increase) decrease in inventories	   148,458 	 28,299
   (Increase) decrease in prepaid expenses  42,273     (44,442)
   Increase (decrease) in accounts payable,
     trade	                             24,385      18,733
   Increase (decrease) in accrued
     liabilities    	                   86,921 	(24,985)
Net cash provided by operating activitie 2,654,053   2,208,576

Cash flows from investing activities:
  (Increase) decrease in investments     2,048,199  (2,048,199)
  (Capital expenditures) 	             (26,257)   (193,980)
  (Increase) decrease in intangibles          (871)     (1,281)
  (Increase) decrease in deposits and other
   assets	                                       - 	(14,097)
Net cash (used) provided by investing
  activities	                          2,021,071  (2,257,557)

Cash flow from financing activities:
  Net proceeds from the issuance of common
   stock 	                                  80,655     147,071
  Common stock repurchases              (1,439,330)   (606,671)
Net cash (used)provided by financing
  activities	                         (1,358,675)   (459,600)

Net increase (decrease) in cash and cash
  equivalents	                          3,316,449    (508,581)

Cash and cash equivalents at
beginning of year	                     3,358,968   3,867,549

Cash and cash equivalents at
end of year                            $ 6,675,417 $ 3,358,968

Supplemental disclosures of cash flow
  information:

  Cash paid during the year for
income taxes	                        $ 1,056,340 $ 1,116,000


See notes to financial statements.

	MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS

 1.	Summary of Significant Accounting Policies:

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

	Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 36,877 and 95,555 additional shares in 1999 and 1998, respectively.


MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


	Valuation of Long-Lived Assets - The Company assesses valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is separately identifiable and is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

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

	Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended March 31, 1999 and 1998 were $107,200 and $140,469, respectively.

	Fair Value of Financial Instruments - The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value as of March 31, 1999 because of the relatively short maturity of these instruments.


  	Recently Issued Accounting Pronouncements - In June of 1998, the FASB issued Statement of Financial Accounting Standards No.
133,  "Accounting for Derivative Instruments and Hedging
Activities" (SFAS No. 133). SFAS No. 133 addresses the accounting for derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. Initial application of SFAS No. 133 shall be as of the beginning of an entity's fiscal quarter, on that date, hedging relationships shall be designated and documented under the provisions of this statement. This statement currently has no impact on the financial statements of the Company, as the Company does not hold any derivative instruments or participate in any hedging activities.


MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


2.	Inventories:

	Inventories consist of the following:

    	                                      March 31,
1999 1998
	Raw materials                	$ 1,430,632  $ 1,517,191
	Work-in-process              	    215,665      191,427
	Finished goods               	    175,518      261,655
	Less reserve                      (80,000)	  (75,000)
                                  	$ 1,741,815  $ 1,895,273

	Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 1999 and 1998.


3.	Property, Plant and Equipment:

	Property, plant and equipment consist of the following:

                                 	        March 31,
1999 1998
	Land                          148,104	   $   148,104
	Building                    1,229,591 	     1,224,904
	Manufacturing equipment     1,132,673 	     1,124,186
	Computer equipment            176,457 	       163,374
	Furniture and fixtures         63,009           63,009
	Truck                          10,531 	        10,531
	                            2,760,365        2,734,108
	Less accumulated
       depreciation        	  (1,160,061)	    (1,057,085)
	                          $ 1,600,304      $ 1,677,023

4. Income Taxes:

	The components of the provision for income taxes for the years ended March 31, 1999 and 1998 are as follows:

	                                   	 March 31,
1999 1998
	Current tax provision:
 	Federal                      	$   974,000 $   918,100
 	State                        	    152,000     142,051
                                     1,126,000   1,060,151
	Deferred tax provision:
	Federal	                         (2,100)     18,000
	State	                           (900)      2,600
		                              (3,000)     20,600
		                         $ 1,123,000 $ 1,080,751

MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)


	Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 1999 and 1998 are as follows:

		                                     March 31,
1999 1998
	Depreciation and amortization   $   (78,000)     (75,000)
	Accrued vacation                     30,800 	     26,500
	Bad debt expense                     12,800       13,000
	Obsolete inventory	                 32,000       29,000
	Warranty reserve	                  5,000	      6,000
	Other	                            8,400        8,500
	Deferred service cost	             2,000        2,000
	Net deferred asset	            $    13,000  $    10,000

	A reconciliation of the Company's income tax provision for the years ended March 31, 1999 and 1998, and the amounts computed by applying statutory rates to income before income taxes is as follows:

		                                      March 31,
1999 1998
	Income taxes at statutory rates   $ 1,033,200  $   992,100
	State income taxes,
       net of federal benefit              145,800      144,651
	Foreign sales corporation exemption   (56,000)     (56,000)
	                                  $ 1,123,000  $ 1,080,751

 5.	Stock Repurchase:

	The Company has announced a plan to repurchase up to 400,000 shares of its outstanding common stock. Under the plan, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.

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

	The Company has approved a nonqualified performance stock option plan for the benefit of the directors of the Company. The Plan provides that each director of the Company serving as a director as of the first day after the end of the Company's fiscal year shall be granted the option to purchase 5,000 shares of common stock, provided that the Company has achieved a net after-tax profit for the immediately prior fiscal year then ended.
Under the terms of the plan the options are 100% exercisable anytime after the first year until the end of the fifth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant. No future grants are to be made from this plan.

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









MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)


	The following is a summary of options granted under the plans:

	                                FY  1998
			                                   WEIGHTED -
		                                       AVERAGE EXERCISE
	                  SHARES 	GRANT PRICE	 PRICE
Options outstanding at
  beginning of year    327,645	$2.19 - $7.70	$3.79
Options granted	    77,600	$4.88 - $6.00	$4.93
Options cancelled	   (35,806)	$2.63 - $7.00	$6.62
Options exercised      (84,118)	$2.19 - $4.38	$2.82
Options outstanding at
  end of year	        285,321	$2.19 - $7.70	$4.32

Options exercisable at
  end of year	        125,996	$2.25 - $7.70	$3.34


Shares available for
  future option grants:

Employee ISO Plan      115,656	     -	         -
Outside Director Plan  126,000	     -	         -





	                                FY  1999
			                                   WEIGHTED -
		                                       AVERAGE EXERCISE
	                    SHARES 	GRANT PRICE	PRICE
Options outstanding at
  beginning of year	      285,321	$2.19 - $7.70	$4.32
Options granted	       74,700	$4.00 - $6.33	$5.07
Options cancelled	      (24,268)	$2.75 - $7.00	$5.57
Options exercised	      (64,753)	$2.19 - $2.75	$2.73
Options outstanding at
  end of year	           271,000	$2.25 - $7.70	$4.81

Options exercisable at
  end of year	           110,925	$2.25 - $7.70	$4.16

Shares available for
 future option grants:

Employee ISO Plan	      74,874	      -            -
Outside Director Plan	104,000	      -	         -





MESA LABORATORIES, INC.
	NOTES TO FINANCIAL STATEMENTS
	(CONTINUED)


	The Corporation has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting
for Stock-Based Compensation."  Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Corporation's stock option plans been determined based on the fair value at the grant date for awards in 1999 and
1998 consistent with the provisions of SFAS 	No. 123, the
Corporation's net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

                                               March 31,
                                        1999    	       1998
	Net income - as reported       $ 2,103,428  	$ 2,052,314
	Net income - pro forma         $ 1,955,637  	$ 1,877,289
	Income per share - as reported $       .50  	$       .47
	Income per share - pro forma   $       .47  	$       .43

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of approximately 30%; discount rate of 5.5% (1999) and 8.5% (1998); and expected lives of 5 years.

 7.	International Sales:

	For the past two fiscal years, the Company had foreign sales as follows:

		                                 Year Ended March 31,
	                                    1999     	    1998
	Asia                           $   714,468  	  $   870,122
	Europe                           1,437,133  	    1,402,574
	Other                            1,005,574 	    1,049,452
                                    $ 3,157,175 	  $ 3,322,148

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.



	PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	The names, addresses, ages and terms of office of the executive officers and directors of the Company are:

Name and Address		Age		Office		Term Expires(1)
Luke R. Schmieder		 56	President, Chief Executive	1999
12100 West Sixth Avenue		Officer, Treasurer and
Lakewood, Colorado   		Director

Steven W. Peterson		 42	Vice President-Finance,		1999
12100 West Sixth Avenue		Chief Financial and Chief
Lakewood, Colorado   		Accounting Officer and
						Secretary

Paul D. Duke			 57	Vice President		     	1999
12100 West Sixth Avenue		and Director
Lakewood, Colorado

Philip D. Quedenfeld	 68	Director				     1999
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell		 69	Director			     	1999
12100 West Sixth Avenue
Lakewood, Colorado

Michael T. Brooks	      50	Director                 	1999
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

Michael T. Brooks, Director

	Mr. Brooks received his Bachelor of Arts in History from Ohio Wesleyan University in 1971. While pursuing a career in fluid power, he received a Masters in Business from the University of Denver in 1983. Mr. Brooks was an independent manufacturer's representative from 1982 - 1985 at which time he purchased an interest in Fiero Fluid Power which he presently owns and operates. Fiero Fluid Power is a Rep/Distributor selling pneumatic and instrumentation equipment. He has been a director since October, 1998 and devotes such time as is necessary to the affairs of the Company.

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



ITEM 10.  EXECUTIVE COMPENSATION.

	The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on the Company's Chief Executive Officer for services rendered in all capacities during the fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997. No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 1999 in excess of $100,000.














SUMMARY COMPENSATION TABLE


	Annual Compensation                      	Long Term
	                                          Compensation

	Name and                                             All
	Principal  Fiscal                        Options     Other
	Position	 Year     Salary    Bonus(1)  Granted  Compensation
Luke R. Schmieder,
 Chief Executive
 Officer          1999   $96,061    $18,436    4,000     	-
                  1998   $92,019    $19,367    4,000        -
                  1997   $88,775    $14,000    4,000     	-






__________

(1)	Reflects bonus earned in fiscal year, but paid in the
following fiscal year.

	The following summary table sets forth information concerning grants of stock options made during the fiscal year ended March
31, 1999 to the Company's Chief Executive Officer.

                Option Grants in Last Fiscal Year

Name   Options Granted % of Total  Exercise Price  Expiration Date
      	            Options Granted
	                 in Fiscal Year

Luke R.
Schmieder   4,000       	5%           	$6.33      March 31, 2003


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

	The options are granted for a term of up to five years and may be exercised at any time after one year from the date of grant until the end of the fifth year from the date of grant. Any optionee may pay the exercise price by delivering shares of common stock with a value equal to the exercise price. The Company has reserved 150,000 shares of its authorized but unissued common stock for possible issuance pursuant to the plan. No future grants will be made from this plan.

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

	On April 1, 1998, the Company's three outside directors were granted options to purchase 4,000 shares of common stock at $5.75 per share. The Company's two inside directors each were granted options to purchase 4,000 shares of common stock at a price of $5.75 per share for Mr. Duke and at a price of $6.33 per share for Mr. Schmieder.

	Currently, all outside directors receive cash compensation of $500 for each Board of Directors meeting attended in person.

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

	As of March 31, 1999, options to purchase a total of 271,000 shares were outstanding, at exercise prices ranging from $2.25 to $7.70 per share. Further, as of March 31, 1999, options to purchase an aggregate of 77,074 shares remained available for grant under the latter two plans. The plan adopted in September 1984 was terminated effective June 1, 1993. Options were granted during the fiscal year ended March 31, 1998, pursuant to the Company's incentive stock option plans, to each of the Company's executive officers. Options to purchase 4,000 shares at $5.75 per share were granted to Mr. Steven W. Peterson, Vice President-Finance and Mr. Paul Duke, Vice President, respectively. Mr. Luke
R. Schmieder, President, was granted options to purchase 4,000 shares at $6.33 per share.

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





ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	The following table sets forth the number of shares of the Company's common stock owned beneficially as of March 31, 1999, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's officers and directors as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. As far as is known to management of the Company, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 1999 except as set forth below.

						   Amount and		 Percentage of
Name of Beneficial			    Nature of		 Class Benefi-
Owner(1)    			    Beneficial Owner	 cially Owned
Luke R. Schmieder	           446,017 	(2)	            11.0

Steven W. Peterson	            69,450	(3)	             1.7

Paul D. Duke	                154,465	(4)	             3.8

H. Stuart Campbell	            62,000	(5)	             1.5

Philip D. Quedenfeld           169,870	(6)	             4.2

Michael T. Brooks	               200		               -

All officers and 	           902,002	(7)	            22.0
directors as a group
(6 in number)
        ________

(1)	The business address for each person identified herein is
12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)	Includes 11,000 shares which Mr. Schmieder has the right to
acquire within 60 days by exercise of stock options.
(3)	Includes 15,250 shares which Mr. Peterson has the right to
acquire within 60 days by exercise of stock options.
(4)	Includes 11,000 shares which Mr. Duke has the right to
acquire within 60 days by exercise of stock options.
(5)	Includes 11,000 shares which Mr. Campbell has the right to
acquire within 60 days by exercise of stock options.
(6)	Includes 11,000 shares which Mr. Quedenfeld has the right to acquire within 60 days by exercise of stock options.
(7)	Includes 59,250 shares which the officers and directors of
the Company as a group have the right to acquire within 60 days by exercise of stock options.




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
independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-89808, 333-02074 and 333-18161) of their report dated April 29, 1999, included in the Registrant's Report on Form 10-KSB for the fiscal year ended March 31, 1999.

	(27)	Financial Data Schedule

	(b)	Reports on Form 8-K.  During the last quarter of the
period covered by this report, the Registrant did not file any Report on Form 8-K.




	SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

								   MESA LABORATORIES, INC.
								   Registrant


	Date: June 29, 1999           By:/S/Luke R. Schmieder
                               Luke R. Schmieder, President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Name         		Title                       Date


/S/Luke R. Schmieder  President, Chief Executive Officer  6/29/99
Luke R. Schmieder	   Treasurer and Director


/S/Steven W. Peterson Vice President, Finance, Chief	   6/29/99
Steven W. Peterson	   Financial Officer and Chief
                       Accounting Officer and Secretary


/S/Paul D. Duke       Vice President and Director		   6/29/99
Paul D. Duke


/S/Philip D. Quedenfeld     Director				   6/29/99
Philip D. Quedenfeld


/S/H. Stuart Campbell       Director				   6/29/99
H. Stuart Campbell


/S/Michael T. Brooks	   Director			  	   6/29/99
Michael T. Brooks










EXHIBIT (23) (i)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Mesa Laboratories, Inc. for the year ended March 31, 1999 of our reports dated April 29, 1999 and contained in registration Statements NO. 33-89808, 333-02074 and 333-18161 of Mesa
Laboratories, Inc. on Form S-8 under the Securities Act of 1933 insofar as such reports relate to the financial statements of Mesa Laboratories, Inc. for the year ended March 31, 1999.


Ehrhardt Keefe Steiner & Hottman PC

June 29, 1999
Denver, Colorado

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS                   12-MOS
[FISCAL-YEAR-END]             MAR-31-1999             MAR-31-1998
[PERIOD-END]                  MAR-31-1999             MAR-31-1998
[CASH]                          6,675,417               3,358,968
[SECURITIES]                            0               2,048,199
[RECEIVABLES]                   1,777,066               1,773,327
[ALLOWANCES]                       33,000                  33,000
[INVENTORY]                     1,741,815               1,895,273
[CURRENT-ASSETS]               10,286,177               9,218,374
[PP&E]                          2,760,365               2,734,108
[DEPRECIATION]                  1,160,061               1,057,085
[TOTAL-ASSETS]                 12,639,151              11,780,092
[CURRENT-LIABILITIES]             655,527                 544,221
[BONDS]                                 0                       0
[PREFERRED-MANDATORY]                   0                       0
[PREFERRED]                             0                       0
[COMMON]                        2,894,900               3,352,009
[OTHER-SE]                      9,010,724               7,808,862
[TOTAL-LIABILITY-AND-EQUITY]   11,905,624              11,160,871
[SALES]                         8,083,273               7,921,949
[TOTAL-REVENUES]                8,083,273               7,921,949
[CGS]                           2,660,217               2,652,414
[TOTAL-COSTS]                   2,660,217               2,652,414
[OTHER-EXPENSES]                2,467,990               2,367,516
[LOSS-PROVISION]                        0                       0
[INTEREST-EXPENSE]                      0                       0
[INCOME-PRETAX]                 3,226,428               3,133,065
[INCOME-TAX]                    1,123,000               1,080,751
[INCOME-CONTINUING]             2,103,428               2,052,314
[DISCONTINUED]                          0                       0
[EXTRAORDINARY]                         0                       0
[CHANGES]                               0                       0
[NET-INCOME]                    2,103,428               2,052,314
[EPS-BASIC]                         .51                     .48
[EPS-DILUTED]                         .50                     .47