Form 10QSB
period 1999-06-30
MESA LABORATORIES INC /CO
filed 1999-08-13
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

 [ ] 	  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE
ACT

For the transition period from ____________ to ____________

Commission File Number 0-11740

MESA LABORATORIES, INC.
 (Exact Name of Small Business Issuer as Specified in its Charter)


			COLORADO			      84-0872291
(State or other Jurisdiction of 	  	   (I.R.S. Employer
Incorporation or Organization)		   Identification No.)


12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO		  80228
(Address of Principal Executive Offices)		    (Zip Code)

Issuer's telephone number, including area code:  (303) 987-8000

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been subject to the filing requirements for the
past 90 days.	  Yes  X    No ___.

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

There were 3,868,176 shares of the Issuer's common stock, no par value, outstanding as of June 30, 1999.








ITEM 1. FINANCIAL STATEMENTS							FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS                         					   JUNE 30, 1999	   MARCH 31, 1999
   CURRENT ASSETS
     Cash and Cash Equivalents          $ 6,562,562       $ 6,675,417
     Accounts Receivable, Net             1,620,961         1,744,066
     Inventories                          1,643,822         1,741,815
     Prepaid Expenses                        19,136            33,879
     Deferred Income Taxes                   91,000            91,000

  TOTAL CURRENT ASSETS                    9,937,481        10,286,177

   PROPERTY, PLANT & EQUIPMENT, NET       1,584,248         1,600,304

   OTHER ASSETS
     Intangible Assets, Net                 721,061           752,670

  	TOTAL ASSETS                         $12,242,790       $12,639,151

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable                   $    99,364       $    89,400
     Accrued Salaries & Payroll Taxes       168,881           300,976
     Other Accrued Expenses                 137,542           195,879
     Taxes Payable                          239,244            69,272

	TOTAL CURRENT LIABILITIES                  645,031           655,527

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable           78,000            78,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value	              -                 -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	3,868,176 shares (6/30/99)
      and 4,035,183 shares (3/31/98)       2,588,493        2,894,900
     Retained Earnings                     8,931,266        9,010,724

  	TOTAL STOCKHOLDERS' EQUITY             11,519,759       11,905,624


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                  $12,242,790      $12,639,151




Page 2 of 9


ITEM 1.	FINANCIAL STATEMENTS  (CONTINUED)				FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                            						      Three Months	   Three Months
							                                        Ended	          Ended
						                                 June 30, 1999   June 30, 1998
Sales                                    $1,865,607        $1,783,895

Cost of Goods Sold                          631,786           577,164
Selling, General & Administrative           528,477           534,048
Research and Development                     71,017            56,852
Other (Income) and Expenses                 (64,908)          (76,068)
                                          1,166,372         1,091,996

Earnings Before Income Taxes                699,235           691,899

Income Taxes                                244,000           242,000

Net Income                               $  455,235        $  449,899


Net Income Per Share (Basic)             $      .12        $      .11

Net Income Per Share (Diluted)           $      .11        $      .10

Average Common Shares Outstanding (Basic) 3,943,000         4,275,000

Average Common Shares Outstanding(Diluted)3,981,000         4,353,000








ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)	          FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                	   							Three Months     Three Months
 	                                                Ended            Ended
	                                         June 30, 1999    June 30, 1998
Cash Flows From Operating Activities:
 Net Income	                                $  455,235	      $   449,899
 Depreciation and Amortization	                  47,220           58,428
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable  123,105          203,556
    (Increase) Decrease in Inventories	          97,993          (62,159)
    (Increase) Decrease in Prepaid Expenses	     14,743	          40,414
    Increase (Decrease) in Accounts Payable	      9,964   	       52,659
    Increase (Decrease) in Accrued Liabilities  (20,460)          17,953
Net Cash (Used) Provided by Operating
 Activities	                                    727,800          760,750

Cash Flows From Investing Activities:
 (Increase) Decrease in Intangible Assets             -	             871
 (Increase) Decrease in Marketable Securities	        -           31,892
 Capital Expenditures, Net of Retirements	          445     	     (9,302)
Net Cash (Used) Provided by Investing Activities    445     	     23,461

Cash Flows From Financing Activities:
 Treasury Stock Purchases	                     (843,028)        (164,195)
 Proceeds From Stock Options Exercised	           1,928           14,424
Net Cash (Used) Provided by Financing
 Activities                                    (841,100)        (149,771)

Net Increase (Decrease) In Cash and Equivalents(112,855)    	    634,440
Cash and Cash Equivalents at Beginning of
 Period                                       6,675,417     	  3,358,968

Cash and Cash Equivalents at End of Period	  $6,562,562     	 $3,993,408




ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)		FORM 10-QSB

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1999 AND 1998

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form
10KSB, at March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On June 30, 1999, the Company had cash and short term investments of $6,562,562. In addition, the Company had other current assets totaling $3,374,919 and total current assets of $9,937,481. Current liabilities of Mesa Laboratories, Inc. were $645,031 which resulted in a current ratio of 15.4:1.

	The Company has made net capital asset disposals of $445 for the fiscal year-to-date.

	In July 1998, the Company had announced its intention to repurchase up to 400,000 shares of its outstanding common stock which was nearing completion. On August 5, 1999 the Board of Directors met and approved the repurchase of 500,000 additional shares of outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes and repurchases will be made with existing cash reserves.

	The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in normal business and operating activities.

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

Except for the historical information contained herein, the discussion in this report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, and the Company's Report on Form 10-KSB for the year ended March 31, 1999, as well as those factors discussed elsewhere herein.


RESULTS OF OPERATIONS

REVENUE
	Net sales for the three months ended June 30, 1999 increased $81,712 or 5% to $1,865,607 from the $1,783,895 net sales level achieved for the same three month period last year. For the first fiscal quarter, the Datatrace and Medical products groups showed increases of 13% which were off-set by a decrease in Nusonics sales. The Medical products sales increase was attributable to sales of Reprocessor products and Reuse Data Management systems which continue to improve steadily. Concentration Analyzer sales in the Nusonics group showed a decrease from last year, while Flow Meter sales increased compared to the same period last year. The increase in Datatrace sales was due to increasing Standard Temp Tracer sales and addition of the new Pressure Tracer product.


COST OF GOODS SOLD
	Cost of goods sold for the first three months as a percent of net sales was 34% which represents a 2% increase from the 32% level for the same three month period last year. Most of the increase realized in the quarter was attributable to an increase in reserve levels for obsolete inventory. The Company expects to continue to have to adjust its reserves through the fiscal year due to introduction of a new generation of Nusonics Ultrasonic products. This change over in technology is expected to be implemented gradually to the product line, minimizing the impact on inventory obsolescence.


SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the first three months decreased 1% or $5,571 to $528,477 from $534,048 in the same period last year. Marketing expenses accounted for an overall 2% decrease with Medical marketing expenses gaining over 40% from the prior year and Nusonics marketing expenses decreasing over 40%. The increased marketing expense for the Medical group can be attributed to increased advertising costs in marketing its newest product, the Reuse Data Management System. Decreased Nusonics marketing expenses are attributed to elimination of consulting fees incurred to study marketing alternatives due to the declining position in the Flow Meter market. For the fiscal first quarter, Datatrace Marketing and Administration costs gained at rates that were less than the comparable sales increases.


RESEARCH AND DEVELOPMENT
	Research and development for the first three months increased to $71,017 from $56,852 which represents a 25% increase over the same period last year. During the fiscal quarter, research and development costs increased due to increased consulting for Datatrace and Medical software product projects and continued activity on the Company's new Nusonics Concentration Analyzer which is expected to be released later in this fiscal year.


NET INCOME
	Net income for the three months ended June 30, 1999 increased 1% to $455,235 or $.11 per share from $449,899 or $.10 per share last year. During the fiscal first quarter, cost of goods sold increased due to increases in inventory reserves which were partially off-set by a decrease in marketing expense.


PART II-OTHER INFORMATION
	None.
























									FORM 10-QSB




MESA LABORATORIES, INC.



JUNE 30, 1999





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
	(Issuer)



DATED:  August 12, 1999   	BY:  /s/  Luke R. Schmieder
 .                         	    Luke R. Schmieder
                                  President, Chief Executive
                                  Officer,
                                  Treasurer and Director

DATED:  August 12, 1999 	BY:  /s/  Steven W. Peterson
 .                           	    Steven W. Peterson
                                  Vice President-Finance, Chief
                                  Financial and Accounting
                                  Officer and Secretary


[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-2000             MAR-31-1999
[PERIOD-END]                               JUN-30-1999             JUN-30-1998
[CASH]                                       6,562,562               3,993,408
[SECURITIES]                                         0               2,016,307
[RECEIVABLES]                                1,644,634               1,563,135
[ALLOWANCES]                                    33,545                  35,516
[INVENTORY]                                  1,643,822               1,957,432
[CURRENT-ASSETS]                             9,937,481               9,639,111
[PP&E]                                       2,759,920               2,743,410
[DEPRECIATION]                               1,175,672               1,084,031
[TOTAL-ASSETS]                              12,242,790              12,150,833
[CURRENT-LIABILITIES]                          645,031                 614,833
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                     2,588,493               3,359,157
[OTHER-SE]                                   8,931,267               8,101,843
[TOTAL-LIABILITY-AND-EQUITY]                12,242,790              12,150,833
[SALES]                                      1,865,607               1,783,895
[TOTAL-REVENUES]                             1,865,607               1,783,895
[CGS]                                          631,786                 577,164
[TOTAL-COSTS]                                1,166,372               1,091,996
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                                699,235                 691,899
[INCOME-TAX]                                   244,000                 242,000
[INCOME-CONTINUING]                            455,235                 449,899
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   455,235                 449,899
[EPS-BASIC]                                        .12                     .11
[EPS-DILUTED]                                      .11                     .10