Form 10QSB
period 1999-09-30
MESA LABORATORIES INC /CO
filed 1999-11-05
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 1999

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

There were 3,740,776 shares of the Issuer's common stock, no par value, outstanding as of September 30, 1999.










MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS				  SEPTEMBER 30, 1999	   MARCH 31, 1999
   CURRENT ASSETS
     Cash and Cash Equivalents         $ 6,212,882         $ 6,675,417
     Accounts Receivable, Net            1,701,000           1,744,066
     Inventories                         1,617,652           1,741,815
     Prepaid Expenses                        4,983              33,879
     Deferred Income Taxes                  91,000              91,000

  TOTAL CURRENT ASSETS                   9,627,517          10,286,177

   PROPERTY, PLANT & EQUIPMENT, NET      1,560,590           1,600,304

   OTHER ASSETS
     Intangible Assets, Net                687,837             752,670

  	TOTAL ASSETS                     $11,875,944         $12,639,151

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable                  $   116,597         $    89,400
     Accrued Salaries & Payroll Taxes      238,834             300,976
     Other Accrued Expenses                140,273             265,151

	TOTAL CURRENT LIABILITIES            495,704             655,527

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable          78,000              78,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value               -                   -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	3,740,776 shares (9/30/99)
      and 4,035,183 shares (3/31/99)     2,384,768           2,894,900
     Retained Earnings                   8,917,472           9,010,724

  	TOTAL STOCKHOLDERS' EQUITY        11,302,240          11,905,624


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $11,875,944         $12,639,151









MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
					     Three Months		     Three Months
					            Ended		 	      Ended
					   Sept. 30, 1999		   Sept. 30, 1998
Sales                                $1,803,475               $2,038,722

Cost of Goods Sold                      684,306                  726,422
Selling, General & Administrative       503,212	                 515,613
Research and Development                 59,885	                  49,315
Other (Income) and Expenses             (67,853)	           (74,630)

                                      1,179,550                1,216,720


Earnings Before Income Taxes            623,925                  822,002

Income Taxes                            219,000                  288,000

Net Income                           $  404,925               $  534,002


Net Income Per Share (Basic)         $      .11               $      .13

Net Income Per Share (Diluted)       $      .11               $      .13

Average Common Shares Outstanding
 (Basic)                              3,819,000                4,158,000

Average Common Shares Outstanding
 (Diluted)                            3,849,000                4,214,000























MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
						 Six Months		       Six Months
					            Ended		 	      Ended
					   Sept. 30, 1999		   Sept. 30, 1998
Sales                                $3,669,082               $3,822,617

Cost of Goods Sold                    1,316,092                1,303,586
Selling, General & Administrative     1,031,689                1,049,661
Research and Development                130,902	                 106,166
Other (Income) and Expenses            (132,761)                (150,698)

                                      2,345,922                2,308,715


Earnings Before Income Taxes          1,323,160                1,513,902

Income Taxes                            463,000                  530,000

Net Income                           $  860,160               $  983,902


Net Income Per Share (Basic)         $      .22               $      .23

Net Income Per Share (Diluted)       $      .22               $      .23

Average Common Shares Outstanding
 (Basic)                              3,881,000                4,216,000

Average Common Shares Outstanding
 (Diluted)                            3,911,000                4,278,000























MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                          Six Months             Six Months
Increase (Decrease) in Cash and Cash           Ended                  Ended
Equivalents                           Sept. 30, 1999         Sept. 30, 1998
Cash Flows From Operating Activities:
 Net Income                               $  860,160            $  983,902
 Depreciation and Amortization               106,586	             119,469
 Change in Assets and Liabilities-
    (Increase)  Decrease in Accounts
      Receivable                              43,066	             (47,368)
    (Increase)  Decrease in Inventories      124,163	              92,612
    (Increase)  Decrease in Prepaid Expenses  28,896	              44,341
    Increase (Decrease) in Accounts Payable   27,197                46,004
    Increase (Decrease) in Accrued
      Liabilities                           (187,020)	            (106,729)
Net Cash (Used) Provided by Operating
 Activities                                1,003,048	           1,132,231

Cash Flows From Investing Activities:
 (Increase) Decrease in Marketable Securities      -	              (1,075)
 Capital Expenditures, Net of Retirements     (2,039)	             (10,685)
Net Cash (Used) Provided by Investing
 Activities                                   (2,039)	             (11,760)

Cash Flows From Financing Activities:
 Treasury Stock Purchases                 (1,486,503)           (1,044,250)
 Proceeds From Stock Options Exercised        22,959                19,781
Net Cash (Used) Provided by Financing
 Activities                               (1,463,544)           (1,024,469)

Net Increase (Decrease) In Cash and
 Equivalents                                (462,535)               96,002

Cash and Cash Equivalents at Beginning
 of Period                                 6,675,417             3,358,968

Cash and Cash Equivalents at End of
 Period                                   $6,212,882            $3,454,970











MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 1999 AND 1998

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer's significant accounting policies is incorporated by reference to the Company's annual report on Form
10KSB, at March 31, 1999.

The accompanying unaudited condensed financial statements reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On September 30, 1999, the Company had cash and short term investments of $6,212,882. In addition, the Company had other current assets totaling $3,414,635 and total current assets of $9,627,517. Current liabilities of Mesa Laboratories, Inc. Were $495,704 which resulted in a current ratio of 19.4:1.

	The Company has made net capital asset purchases of $2,039 for the fiscal year-to-date.

	During the first half of the fiscal year, the Company repurchased 304,585 shares of its outstanding common stock. In August 1999, the Board of Directors approved the repurchase of 500,000 additional shares of outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be used for general corporate purposes. Repurchases will be made with existing cash flows until such time as this capital is required for internal development programs or for acquisition of product lines or businesses, which the company continues to pursue.

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

(ii) Embedded chip technology that addresses manufacturing systems, laboratory instruments and plant maintenance systems with programmable logic controllers with date functions. The Process Control Systems are used in the Company's manufacturing and research and development processes, among other operations. These generally are systems, devices and instruments which utilize date functionality and generate, send, receive or manipulate date-stamped data and signals. These systems may be found in data acquisition/processing software, laboratory instrumentation, and other equipment with embedded code.

(iii) Material suppliers and marketing partners that address third parties that are critical to the Company's manufacturing process and distribution of product. The Company has identified critical providers of information, goods and services in order to assess their Year 2000 compliance/readiness. The Company recognizes that to a certain degree it is relying on information provided by such third parties regarding their Year 2000 compliance readiness. While the Company is attempting to evaluate information provided by these third parties, there can be no assurance that in all instances accurate information is being provided. Failure of these third parties' systems to be Year 2000 compliant could have a material adverse effect on the Company's financial position, results of operations and cash flows.

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

RESULTS OF OPERATIONS

REVENUE
	Net sales for the six months ended September 30, 1999 decreased $153,535 or 4% to $ 3,669,082 from the $3,822,617 net sales level achieved for the same six month period last year. Net sales for the quarter decreased $235,247 or 12% to $1,803,475 from the $2,038,722 net sales level achieved in the same quarter last year. During the first six months of the fiscal year, the Datatrace product sales increased more than 13%. Sales of the newer humidity and pressure sensors showed increases of over twenty and forty percent, respectively. A marked rise in Datatrace export sales for the second fiscal quarter contributed to the increase. Medical product sales decreased about 4% for the first six months of the fiscal year. Sales of the Reuse Data Management Systems and ECHO Reprocessors have increased 18%, while Western Meter sales have softened to offset this increase. Nusonics Product sales have continued their downward sales trend of the last two years. Demand for Flow Meters has been steady this year, but demand for Concentration Analyzers has been down. The disruptions in the Concentration Analyzer product demand are expected to be temporary, and our position in this market should be further improved by introduction of a new product later this year.

COST OF GOODS SOLD
	Cost of goods sold for the first six months as a percent of net sales was 36% which represents a 2% increase from the 34% level for the same six-month period last year. Cost of goods sold for the current quarter as a percent of net sales was 38%, representing a 2% increase compared to the 36% level in the same quarter last year.
Most of the increase realized in the quarter and year-to-date was attributable to an increase in reserve levels for obsolete inventory. The Company expects to continue to have to adjust its reserves through the fiscal year due to introduction of a new generation of Nusonics Ultrasonic products and continued weakness in Flow Meter sales.

SELLING, GENERAL AND ADMINISTRATIVE
	Selling, general and administrative expenses for the first six months decreased 2% or $17,972 to $1,031,689 from $1,049,661 in the same period last year. For the current quarter, selling, general and administrative expenses totaled $503,212, which was down 2% or $12,401 from $515,613 expended in the same quarter one year ago. Marketing expenses changed less than 1% for the three and six month periods.
For the year-to-date, Medical marketing expenses gained 23% from the prior year while Datatrace gained 11%. These cost increases are attributed mostly to increased commission expenses. Nusonics marketing expenses offset these increases with a 35% decrease overall due to the elimination of consulting fees incurred to study marketing alternatives in the Flow Meter market and a decrease in commissions. Administrative costs accounted for an overall 3% decrease for the first six months of the year due to decreases in consulting and payroll expenses.

RESEARCH AND DEVELOPMENT
	Research and development for the first six months increased to $130,902 from $106,166 which represents a 23% increase over the same period last year. Research and development for the quarter was $59,885 which represents an increase of $10,570 or 21% from the $49,315 level expensed in the same quarter last year. For the first six months of the fiscal year, research and development costs increased due to Datatrace and Medical software projects and continued activity on the Company's new Nusonics Concentration Analyzer, which is expected to be released later in this fiscal year.

NET INCOME
	Net income for the six months ended September 30, 1999 decreased 13% to $860,160 or $.22 per share from $983,902 or $.23 per share last year. Net income for the quarter was $404,925 or $.11 per share compared to net income of $534,002 or $.13 per share in the same quarter last year. Increases in cost of goods sold coupled with decreased sales contributed to the overall decrease in net income for both the quarter and year-to-date.

PART II-OTHER INFORMATION
	The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on October 21, 1999. Of the 3,790,476 Shares entitled to vote, 3,454,488 were represented either in person or by proxy. Five directors were elected to serve until the next Annual Meeting of Shareholders.

The five directors elected were:

Michael T. Brooks
H. Stuart Campbell
Paul D. Duke
Philip D. Quedenfeld
Luke R. Schmieder

On August 5, 1999, the Board of Directors adopted, subject to shareholder approval, the 1999 Stock Compensation Plan (the "1999
Plan). The purpose of the 1999 Plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees, and advisors of the Company or any subsidiary of the Company in order to provide additional incentive for such persons to promote the success and the business of the Company or its subsidiaries and to encourage them to remain in the employ of the Company or its subsidiaries by providing such persons an opportunity to benefit from any appreciation of the Common Stock of the Company through the issuance of stock options to such persons in accordance with the terms of the 1999 Plan. The 1999 Plan provides that incentive stock options be granted to certain officers, directors, employees and advisors of the Company or its subsidiaries, if any, as selected by the Compensation Committee. A total of 300,000 shares of Common Stock are authorized and reserved for issuance under the 1999 Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 1999 Stock Compensation Plan Proposal was voted on and approved by the shareholders.






MESA LABORATORIES, INC.

SEPTEMBER 30, 1999





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
	(Issuer)



DATED:  11/4/99    	BY:  /s/  Luke R. Schmieder
 .                         	    Luke R. Schmieder
                                  President, Chief Executive
                                  Officer,
                                  Treasurer and Director

DATED:  11/4/99  		BY:  /s/  Steven W. Peterson
 .       	                      Steven W. Peterson
                                  Vice President-Finance, Chief
                                  Financial and Accounting
                                  Officer and Secretary






[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS                   6-MOS
[FISCAL-YEAR-END]                          MAR-31-2000             MAR-31-1999
[PERIOD-END]                               SEP-30-1999             SEP-30-1998
[CASH]                                       6,212,882               5,504,244
[SECURITIES]                                         0                       0
[RECEIVABLES]                                1,755,045               1,850,166
[ALLOWANCES]                                  (54,045)                (48,015)
[INVENTORY]                                  1,617,652               1,802,661
[CURRENT-ASSETS]                             9,627,517               9,225,866
[PP&E]                                       2,762,404               2,744,792
[DEPRECIATION]                               1,201,814               1,110,976
[TOTAL-ASSETS]                              11,875,944              11,678,800
[CURRENT-LIABILITIES]                          495,704                 483,497
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                     2,384,767               2,989,595
[OTHER-SE]                                   8,917,472               8,130,709
[TOTAL-LIABILITY-AND-EQUITY]                11,875,944              11,678,800
[SALES]                                      3,669,082               3,822,617
[TOTAL-REVENUES]                             3,669,082               3,822,617
[CGS]                                        1,316,092               1,303,586
[TOTAL-COSTS]                                2,345,922               2,308,715
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                              1,323,160               1,513,902
[INCOME-TAX]                                   463,000                 530,000
[INCOME-CONTINUING]                            860,160                 983,902
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   860,160                 983,902
[EPS-BASIC]                                        .22                     .23
[EPS-DILUTED]                                      .22                     .23