Form 10QSB
period 1999-12-31
MESA LABORATORIES INC /CO
filed 2000-02-23
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 1999

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

There were 3,798,476 shares of the Issuer's common stock, no par value, outstanding as of December 31, 1999.

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS					DECEMBER 31, 1999	  MARCH 31, 1999
   CURRENT ASSETS
	Cash and Cash Equivalents        $ 2,178,840         $ 6,675,417
     Accounts Receivable, Net            2,233,381           1,744,066
     Inventories                         2,113,861           1,741,815
     Prepaid Expenses                       48,073              33,879
     Deferred Income Taxes                  91,000              91,000

  TOTAL CURRENT ASSETS                   6,665,155          10,286,177

   PROPERTY, PLANT & EQUIPMENT, NET      1,563,627           1,600,304

   OTHER ASSETS
     Intangible Assets, Net              4,655,254             752,670

  	TOTAL ASSETS                     $12,884,036          $12,639,151

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable                  $   237,407         $    89,400
     Accrued Salaries & Payroll Taxes      252,180             300,976
     Other Accrued Expenses                198,852             195,879
     Taxes Payable                         209,254              69,272

   TOTAL CURRENT LIABILITIES               897,693             655,527

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable          78,000              78,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value	             -                   -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	3,798,476 shares (12/31/99)
      and 4,035,183 shares (3/31/99)     2,694,958           2,894,900
     Retained Earnings                   9,213,385           9,010,724

  	TOTAL STOCKHOLDERS' EQUITY        11,908,343          11,905,624


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                $12,884,036         $12,639,151



MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
							Three Months	  Three Months
							      Ended	 	      Ended
						     Dec. 31, 1999       Dec. 31, 1998
Sales                                     $2,277,250          $2,129,415

Cost of Goods Sold                           735,313	           712,042
Selling, General & Administrative            734,803	           563,815
Research and Development	                73,714	            62,038
Other (Income) and Expenses	               (60,438)            (56,529)
                                           1,483,392	         1,281,366

Earnings Before Income Taxes	               793,858	           848,049

Income Taxes                                 280,228	           297,000

Net Income                                $  513,630	        $  551,049


Net Income Per Share (Basic)              $      .14          $      .14

Net Income Per Share (Diluted)            $      .14          $      .13

Average Common Shares Outstanding (Basic)  3,739,000           4,068,000

Average Common Shares Outstanding (Diluted)3,753,000           4,120,000

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
							Nine Months		 Nine Months
							      Ended		       Ended
						    Dec. 31, 1999	     Dec. 31, 1998
Sales                                     $5,946,332          $5,952,033

Cost of Goods Sold                         2,051,404           2,015,627
Selling, General & Administrative          1,766,492           1,613,477
Research and Development                     204,617             168,204
Other (Income) and Expenses                 (193,198)           (207,226)
                                           3,829,315           3,590,082

Earnings Before Income Taxes               2,117,017           2,361,951

Income Taxes                                 743,228             827,000

Net Income                                $1,373,789          $1,534,951


Net Income Per Share (Basic)              $      .36          $      .37

Net Income Per Share (Diluted)            $      .36          $      .36

Average Common Shares Outstanding (Basic)  3,833,000           4,167,000

Average Common Shares Outstanding (Diluted)3,861,000           4,226,000

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
                                              Nine Months       Nine Months
                                                    Ended	          Ended
                                            Dec. 31, 1999     Dec. 31, 1998
Cash Flows From Operating Activities:
 Net Income	                                    $1,373,789	    $1,534,951
 Depreciation and Amortization	               201,943	       179,639
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable	  (489,315)	        14,566
    (Increase) Decrease in Inventories	        (372,046)	       162,716
    (Increase) Decrease in Prepaid Expenses	   (14,194)	        23,243
    Increase (Decrease) in Accounts Payable	   148,007 	        56,635
    Increase (Decrease) in Accrued Liabilities	    94,159	       (19,686)
Net Cash (Used) Provided by Operating
 Activities	                                       942,343	     1,952,064

Cash Flows From Investing Activities:
 (Increase) Decrease in Marketable Securities	         -	     2,048,199
 (Increase) Decrease in Intangible Assets       (4,024,546)	             -
 Capital Expenditures, Net of Retirements	         (43,303)	       (17,232)
Net Cash (Used) Provided by Investing
Activities                                 	(4,067,849)      2,030,967

Cash Flows From Financing Activities:
 Stock Issued for Acquisitions	               387,500	             -
 Treasury Stock Purchases	                  (1,829,905)     (1,143,600)
 Proceeds From Stock Options Exercised	          71,334	        19,174
Net Cash (Used) Provided by Financing Activities(1,371,071)     (1,124,426)

Net Increase (Decrease) In Cash and Equivalents	(4,496,577)      2,858,605

Cash and Cash Equivalents at Beginning of
 Period	                                     6,675,417	     3,358,968

Cash and Cash Equivalents at End of Period	$2,178,840	    $6,217,573


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer's significant accounting policies is incorporated by reference to the Company's annual report on Form
10KSB, at March 31, 1999.

The accompanying unaudited condensed financial statements reflect all adjustments, which in the opinion of management are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF
   	    OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On December 31, 1999, the Company had cash and short term investments of $2,178,840. In addition, the Company had other current assets totaling $4,486,315 and total current assets of $6,665,155. Current liabilities of Mesa Laboratories, Inc. were $897,693 which resulted in a current ratio of 7.4:1.

	The Company has made net capital asset purchases of $43,303 for the fiscal year-to-date.

	During the first nine months of the fiscal year, the Company repurchased 366,185 shares of its outstanding common stock. In August 1999, the Board of Directors approved the repurchase of 500,000 additional shares of outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.
Shares purchased will be used for general corporate purposes. Repurchases will be made with existing cash flows until such time as this capital is required for internal development programs or for acquisition of product lines or businesses, which the company continues to pursue.

	The year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Some computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including a temporary inability to process transactions, send invoices, or engage in normal business and operating activities. To date, the company has not suffered any failures of either its products or its internal computer systems due to date related problems.

	On December 7, 1999 the Company acquired Scottsdale, Arizona based Automata Instrumentation, Inc. Producing annual revenues in excess of $2,500,000, the addition of the Automata line of dialysis meters and solutions is expected to complement and expand Mesa Labs existing line of Western Dialysate Meters. Under the terms of the transaction, Mesa Labs acquired all of the outstanding shares of Automata for $4,100,000 and 100,000 shares of common stock. The transaction will be accounted for under purchase accounting rules and is expected to be accretive to both sales and earnings in the fiscal fourth quarter of this year. Current plans call for the operation of Automata to be moved from Arizona to the Company's headquarters in Colorado by the end of February 2000, and costs associated with consolidating operations are expected to be fully absorbed during the quarter ending March 31, 2000.

Except for the historical information contained herein, the discussion in this report contains or may contain forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Management's Discussion and Analysis, and the Company's Report on Form 10-KSB for the year ended March 31, 1999, as well as those factors discussed elsewhere herein


RESULTS OF OPERATIONS

REVENUE
	Net sales for the nine months ended December 31, 1999 decreased $5,701 to $5,946,332 from the $5,952,033 net sales level achieved for the same nine month period last year. Net sales for the quarter increased $147,835 or 7% to 2,277,250 from the $2,129,415 net sales level achieved in the same quarter last year.

During the first nine months of the fiscal year, Datatrace product sales increased 13% over the prior year with a 30% increase in sales of Humidity Tracers and a 35% increase in sales of Flex Probe Sensors. Medical product sales increased compared to the prior year. Sales of the Medical products increased 49% due chiefly to Automata sales, but the group's Reuse Data Management (RDM) System and the Echo Dialyzer Reprocessor continued to be strong. These improvements are offset by an overall decrease in Nusonics sales. Nusonics Product sales have continued their downward sales trend of the last two years. Demand for Flow Meters has been steady this year, but demand for Concentration Analyzers has been down. Currently it is our expectation that our position in the Concentration Analyzer market should be improved by introduction of a new product offering this year.

COST OF GOODS SOLD
Cost of goods sold for the first nine months as a percent of net sales was 34% and compares to the 34% level for the same nine month period last year. Cost of goods sold for the current quarter as a percent of net sales was 32% which represents a decrease of 1% from the 33% level in the same quarter last year.

Cost of goods sold as a percentage of sales continued a steady trend despite the addition of the new Automata products during December. No major changes in cost of goods sold percentages are expected during the remainder of the fiscal year.


SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the first nine months increased 9% or $153,015 to $1,766,492 from $1,613,477 in the same period last year. For the current quarter, selling, general and administrative expenses totaled $734,803 which was up 30%, or $170,988 from $563,815 expended in the same quarter one year ago.


For the first nine months, administrative costs increased 31%.
This increase is attributed to business development expenses associated with the Automata acquisition. These acquisition costs included broker commission, legal and accounting costs associated with the transaction. Costs associated with relocation of the facility are expected to be incurred in the fiscal fourth quarter. Marketing costs had an overall decrease of 5% compared to the same period last year.


RESEARCH AND DEVELOPMENT
	Research and development for the first nine months increased 22% to $204,617 from $168,204 last year. For the quarter, research and development was $73,714 which represents an increase of $11,676 or 19% from the $62,038 level expensed in the same quarter last year.

For the first nine months, the increase in research and development costs are attributed mainly to consulting and staffing costs and offset further by decreased material purchases and legal fees. For the third fiscal quarter, research and development costs increased due chiefly to an increase in compensation costs.


NET INCOME
Net income for the nine months ended December 31, 1999 decreased
10% to $1,373,789 or $.36 per share from $1,534,951 or $.36 per share last year. Net income for the quarter was $513,630 or $.14 per share which represents a 7% decrease from net income of $551,049 or $.13 per share in the same quarter last year.

For the first nine months of the fiscal year, net income decreased due chiefly to Automata acquisition costs, increased materials costs and compensation costs. For the quarter, an increase in net income from existing operations was offset by one-time acquisition costs.


PART II-OTHER INFORMATION
	The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on October 21, 1999. Of the 3,790,476 Shares entitled to vote, 3,454,488 were represented either in person or by proxy. Five directors were elected to serve until the next Annual Meeting of Shareholders.

The five directors elected were:

							   FOR			WITHHELD
		Michael T. Brooks			3,434,965			 19,523
		H. Stuart Campbell		3,432,065			 22,423
		Paul D. Duke			3,436,165			 18,323
		Philip D. Quedenfeld		3,432,265			 22,223
		Luke R. Schmieder			3,436,165			 18,323

On August 5, 1999, the Board of Directors adopted, subject to shareholder approval, the 1999 Stock Compensation Plan (the "1999
Plan). The purpose of the 1999 Plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees, and advisors of the Company or any subsidiary of the Company in order to provide additional incentive for such persons to promote the success and the business of the Company or its subsidiaries and to encourage them to remain in the employ of the Company or its subsidiaries by providing such persons an opportunity to benefit from any appreciation of the Common Stock of the Company through the issuance of stock options to such persons in accordance with the terms of the 1999 Plan. The 1999 Plan provides that incentive stock options be granted to certain officers, directors, employees and advisors of the Company or its subsidiaries, if any, as selected by the Compensation Committee. A total of 300,000 shares of Common Stock are authorized and reserved for issuance under the 1999 Plan, subject to adjustment to reflect changes in the Company's capitalization in the case of a stock split, stock dividend or similar event. The 1999 Stock Compensation Plan Proposal was voted on and approved by the shareholders by the following vote:

					  FOR	      AGAINST		ABSTAIN
1999 Stock Compensation Plan 2,225,796	303,478		 69,740

MESA LABORATORIES, INC.



DECEMBER 31, 1999





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
(Issuer)



DATED:  2/22/00    	BY:  /s/  Luke R. Schmieder
 .
	                       Luke R. Schmieder
                             President, Chief Executive
                             Officer, Treasurer and
                             Director

DATED:  2/22/00  		BY:  /s/  Steven W. Peterson
 .
	                       Steven W. Peterson
                             Vice President-Finance, Chief
                             Financial and Accounting
                             Officer and Secretary

[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          MAR-31-2000
[PERIOD-END]                               DEC-31-1999
[CASH]                                       2,178,840
[SECURITIES]                                         0
[RECEIVABLES]                                2,306,926
[ALLOWANCES]                                  (73,545)
[INVENTORY]                                  2,113,861
[CURRENT-ASSETS]                             6,665,155
[PP&E]                                       2,842,933
[DEPRECIATION]                             (1,279,306)
[TOTAL-ASSETS]                               1,563,627
[CURRENT-LIABILITIES]                          897,693
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     2,694,958
[OTHER-SE]                                   9,213,385
[TOTAL-LIABILITY-AND-EQUITY]                11,908,343
[SALES]                                      5,946,332
[TOTAL-REVENUES]                             5,946,332
[CGS]                                        2,051,404
[TOTAL-COSTS]                                4,022,513
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                              2,117,017
[INCOME-TAX]                                   743,228
[INCOME-CONTINUING]                          1,373,789
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 1,373,789
[EPS-BASIC]                                        .36
[EPS-DILUTED]                                      .36