Form 10KSB
period 2000-03-31
MESA LABORATORIES INC /CO
filed 2000-07-05
CIK 724004

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C.  20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2000

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

	YES   X          NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:
$8,655,331.

State the aggregate market value of the voting and non-voting equity held by non-affiliates of the Registrant: As of June 5, 2000: $13,497,947*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No
Par Value Common Stock-3,787,476 shares as of March 31, 2000.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No
 X  .

   *	The aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $4.375, the last sales price of the Registrant's common stock as of June 5, 2000, such date being within 60 days prior to the date of filing.

	PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

	Mesa Laboratories, Inc. (hereinafter referred to as the "Company" or "Mesa") was incorporated as a Colorado corporation on March 26, 1982. The Company designs, develops, acquires, manufactures and markets instruments and systems utilized in connection with industrial applications and hemodialysis therapy. In August 1984, the Company acquired Western Laboratories Corp., a manufacturer and marketer of a line of instruments for use in calibrating hemodialysis proportioning equipment. In June 1989, the Company acquired the DATATRACEr product line of Ball Corporation. In February 1993, the Company acquired the assets of NUSONICS, Inc., a manufacturer of ultrasonic flow meters and analyzers. In December 1999, The Company acquired Automata Instrumentation, Inc., a manufacturer and marketer of a line of instruments for use in calibrating and verifying performance of hemodialysis and proportioning equipment.

	The Company presently markets the DATATRACEr and ELOGGr recording systems which are used in various industrial applications; NUSONICSr Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products which are used in various industrial applications; and two product lines used in kidney dialysis [Dialysate Meters and the ECHO Reprocessing Products]. The Company is also performing research and development to expand the application of its technology.

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

	Mesa's executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

Data Logging

	The world market for temperature sensors, indicators and recorders is currently estimated at over $2 billion and is projected to grow at an annual rate of 4-6% over the next several years. The electronics-based thermal sensor market to which DATATRACEr products belong currently exceeds $100 million and is expected to expand at a rate of between 9% and 11%.

	The temperature and humidity recording markets are highly segmented. DATATRACEr products have developed application niches within major industry segments such as food processing, medical sterilization, pharmaceutical processing, transportation, electronics, aerospace, storage facilities and textile manufacturing. DATATRACEr products are used in any industry where temperature, pressure or humidity is critical to the manufacturing process, quality of the product or where product temperature, pressure or humidity profiles are required in a continuous or moving process environment.

DATATRACEr Micropack Tracers, FRB Tracers and Flatpack Tracers

	The Micropack Tracer utilizes the latest advances in microcircuitry, power supply and sensor technologies. The instrument is computer based and can be programmed by the user to take and store up to 1,000 temperature, temperature and humidity or temperature and pressure readings. A lithium battery is utilized so that the device is completely self-contained and requires no external wires or cables.
 The devices operate at temperatures from - 40 F to 680 F and provide both high accuracy and reliability. Currently, the Micropack Tracers for temperature are sold with various probe configurations in three temperature ranges: LoTempr which records temperatures from -40 F to 185 F; Standard Tempr, which records temperatures from 50 F to 302 F; and HiTempr, which records temperatures from 212 F to 680 F. The Flatpack Tracer provides the customer with a flat profile instrument in addition to the round Micropack Tracer. The Flatpack Tracer is offered in the same temperature ranges and probe configurations as the Micropack Tracer. Offering the same features but slightly larger than the Micropack Tracer, the FRB Tracer provides users with the ability to replace batteries at their facility, lowering operating cost and down time for factory replacement of the battery. Utilizing the same electronics and FRB Tracer packaging, the Company offers a humidity and temperature version of its FRB Tracer product and a pressure and temperature version of its FRB Tracer product.

	The DATATRACEr Tracers can be placed completely inside a container or process to provide true time and temperature or time, temperature and humidity, or time, temperature and pressure profiles of manufacturing processes, transportation systems and storage facilities. Optional probe configurations and attachments allow the Tracers to be adapted to a wide variety of applications. By eliminating the need for wires or cable connections, the Tracer greatly reduces set up time while increasing measurement reliability.

DATATRACEr PC Interface

	The DATATRACEr product line also includes a PC Interface Module and system software for user programming of the Tracer instruments for graphics software and displaying and analyzing results. Programming and retrieval of data from the Tracer is achieved by placing the instrument in the PC Interface Module which is linked to a personal computer. The system's software is menu driven, allowing the operator to quickly and easily program start time and date, sample intervals and run ID. Programming can be accomplished within fifteen seconds by the operator. After a process run, data is retrieved by returning the Tracer to the PC Interface Module and following the menu instructions.

ELOGGr Dataloggers

	The Company distributes the ELOGGr Datalogger product line in North America. The ELOGGr line is similar in concept to the DATATRACEr line, featuring different benefits to the end-user such as longer battery life, extended memory and humidity logging in certain models. Unlike the DATATRACEr products, the ELOGGr is a larger device which is not as environmentally resistant and is ideally suited for long-term monitoring applications, such as transportation and warehousing. The ELOGGr line also features a PC Interface Module and software for user programming.

Sonic Fluid Measurement

	The Company's sonic fluid measurement product line consists of two major segments: Sonic Flow Meters and Concentration Monitors. While the total market for flow meters is very large, the NUSONICSr Sonic Flow Meters best serve applications where cleanliness, resistance to corrosives or portability are required. Specific applications where the NUSONICSr products are particularly well suited include water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications.

	The Concentration Monitor segment of the product line consists of Pipeline Interface Detectors and Concentration Analyzers. The
Pipeline Interface Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application, such as chemical and food processing, pharmaceutical processing and polymerization processes.

NUSONICSr Sonic Flow Meters

	The Sonic Flow Meter line is a range of products which are suited to various measurement applications. Introduced during fiscal 1995, the Model CM800 Sonic Flow Meter is the Company's main wetted transducer meter. With transducers that are mounted through the pipe wall and in contact with the material flowing through the pipe, it is the most accurate type of ultrasonic flow meter. The Model 90 Sonic
Flow Meter features strap-on transducers and is sold in portable and fixed process versions. This product offers flexibility and portability for measuring flow and is totally noninvasive, measuring flow rates through the pipe wall. The Company offers flow measurement products directed toward the heating, ventilation and air conditioning
(HVAC) market. The Balance Master Meter is a hand-held portable meter which quickly plugs into specialized flow stations with window seal ports. This meter allows the plant engineer to quickly read and adjust flow within a building. The CM800 Flow Meter utilizes the same window seal flow stations as the Balance Master to provide continuous flow monitoring for use in energy management systems. In addition, the Company markets doppler flow meters in both permanent and strap-on transducer models. Unlike the transit-time technology that the Company's other flow products utilize to measure clean fluids with dissolved solids, the doppler technology is utilized when the fluids to be measured contain either suspended solids or entrained gases.
Over the past three years, the ultrasonic flow meter market has shifted preference to strap-on transducer flow meters and has become highly price competitive. While the Company continues to sell its flow meters for certain applications, demand for this product line has contracted and the contribution of this product line has declined to less than 5% of total revenues in fiscal 2000.

NUSONICSr Sonic Concentration Analyzers

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


	Composition Analyzers are marketed to various industrial users and are currently used to monitor more than 250 different materials. On a real time basis, the analyzer will monitor the composition of materials for process control of blending operations or for tracking the progress of polymerization processes. Following the end of the current fiscal year, the Company introduced its new CP20 Analyzer. Incorporating state-of-the-art electronic design and a new transducer design, this product will offer advanced features, smaller size, reduced manufacturing cost and simpler installation. In addition, the Company also offers its Model 86, Model 87 (a laboratory model) and the Model 88 Composition Meters.

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

Dialysate Meters

	Mesa's Dialysate Meters are instruments that are used to test various parameters of the dialysis fluid (dialysate). Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper constituency to promote the transfer of waste products from the blood to the dialysate. The meters are used to check the conductivity and other variables of the dialysate before the dialysis process begins. The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis unit is working within prescribed limits.

	The Company's Western Meter product line consists of two different meters. Model 90BC is used by dialysis centers and measures conductivity, temperature and pressure. Model 90DX, the most advanced Western Meter, measures conductivity, temperature, pressure and pH. Model 90DX is microprocessor-based and features improved accuracy and user convenience and field calibration capabilities.

	In December 1999, the Company acquired Automata Instrumentation, Inc. and its line of Dialysate Meters. This line features the NEO-2, Phoenix, Neo-Stat + and Hydra meters. The NEO-2 Meter, introduced in October 1999, is a next generation meter that replaces the Company's NEO-1 Meter and measures conductivity, pressure, temperature and pH.
The remaining meters are smaller sample meters utilizing a patented, simple and unique syringe sampling system. With its ease of operation and lower cost, this group of meters is usually utilized by the medical staff of hemodialysis facilities.

The ECHO MM-1000 Dialyzer Reprocessor

	Dialyzer reuse is a procedure in which a patient's dialyzer is cleaned, performance tested and disinfected before it is reused by the same patient. The approximate cost of the dialyzer is $15-$40, and each patient requires approximately 156 dialyzers annually if no reuse is employed. Although the Company has not conducted a scientific market survey, it estimates that more than 80% of the hemodialysis patients being treated in centers are involved with reuse programs.


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


Marketing and Distribution

	The Company's domestic sales of its dialysis products are generated by its in-house marketing staff while the Company maintains an organization of independent manufacturers' representatives to distribute its DATATRACEr and ELOGGr product lines. For its NUSONICSr product lines, a separate organization of manufacturers' representatives is maintained. International sales are conducted through over 50 distributors. During the fiscal year ended March 31, 2000, approximately 60% of sales have been domestic and 40% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

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

	DATATRACEr and ELOGGr customers include numerous industrial users who utilize the products within a variety of manufacturing, transportation and storage applications. The emphasis of the Company's marketing effort is to offer a quality product that provides a unique and flexible solution to monitoring temperature or humidity without interfering with the processing, transportation or storage of the product.

	NUSONICSr customers include various industries such as water treatment, manufacturing, HVAC and petroleum product transportation. The Company's marketing efforts are focused on offering flow measurement and concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

	During the fiscal year ended March 31, 2000, no single customer accounted for 10% or more of the Company's revenues. The Company does not believe that it is dependent upon a single customer or a few customers, whose loss would have a material long term adverse effect upon the Company's business.

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

	Companies with which Mesa's medical products compete include Minntech Corporation. Companies with which Mesa's DATATRACEr and ELOGGr instrumentation products compete include Testoterm, Inc. and Rustrak Instruments. Companies with which Mesa's NUSONICSr products compete include Controlotron, Badger Meter and Panametrics.

	In the area of dialyzer reuse, management believes that the availability of an automated reprocessing system which consistently cleans, rinses and disinfects dialyzers, as well as tests them for physical performance and leaks, can dramatically alter the reuse patterns. Mesa believes that it is the largest supplier of meters used to calibrate hemodialysis equipment, although it has not conducted independent market surveys. The DATATRACEr and ELOGGr products offer unique solutions to monitoring temperature or humidity and temperature or pressure and temperature through a continuous process or long-term transportation and warehousing applications. Although there are other solutions to temperature, humidity and pressure monitoring available, the DATATRACEr products offer a miniaturized, self-contained, environmentally resistant, wireless solution. NUSONICSr products offer solutions to monitoring of clean fluids as well as highly corrosive materials, which are either noninvasive or do not disturb the flow of the product through the pipe. NUSONICSr products also offer a unique solution to monitoring variations in a fluid's concentration as the fluid passes through a pipeline into or out of a process.

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

Employees

	At March 31, 2000, the Company had a total of 49 employees, of which 47 were full-time employees. Currently, eight persons are employed for marketing, four for research and development, 30 for manufacturing and quality assurance and seven for administration.

Additional Information

	For the fiscal years ended March 31, 2000 and 1999, Mesa spent approximately $281,651 and $236,769, respectively, on Company-sponsored research and development activities.

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

	The Company has been issued patents for its DATATRACEr temperature recording devices and its NUSONICSr sonic flow measurement and sonic concentration monitoring products. Failure to obtain patent protection on the Company's remaining products may have a substantially adverse effect upon the Company since there can be no assurance that other companies will not develop functionally similar products, placing the Company at a competitive disadvantage. Further, there can be no assurance that patent protection will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could interfere with the business of the Company.


ITEM 2.  DESCRIPTION OF PROPERTY.

	Mesa owns its 39,616 square foot facility at 12100 W. 6th Avenue, Lakewood, Colorado 80228. All manufacturing, warehouse, marketing, research and administrative functions are based at this location. The facility is approximately 80% utilized and the Company currently utilizes only one shift.


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















































PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

	(a)	Mesa's common stock is traded on the Nasdaq National Market
under the symbol "MLAB".  For the last two fiscal years, the high and low last sales prices of the Company's common stock as reported to the
Company by the National Association of Securities Dealers, Inc. were as follows:

	Quarter Ended					     High      		 Low
	June 30, 1998					     6 1/8      	5 1/8
	September 30, 1998				 5 3/16     	4 1/8
	December 31, 1998					 4 3/4      	3 7/8
	March 31, 1999					    5 7/16     	4 3/16

	Quarter Ended				      High		       Low

	June 30, 1999				     	5 1/4     		4 13/32
	September 30, 1999	 			5 3/16     	4 3/8
	December 31, 1999				 	4 11/16     3 5/8
	March 31, 2000				    	4 3/4	     	3 9/16

	The Nasdaq National Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b) As of March 31, 2000, there were approximately 1,500 record and beneficial holders of Mesa's common stock.

(c) The Company has not declared or paid any dividends to date.

(d)	During the fiscal year ended March 31, 2000, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

*	On December 7, 1999, the Company purchased all of the outstanding and issued stock of Automata Instrumentation, Inc. by the payment to Linda V. Masano and Thomas Michael Masano of $4,100,000 cash and
100,000 unregistered shares of common stock. The issuance of the foregoing securities was made without registration under the Securities Act in reliance upon the exemption provided by Section 4
(2) of the Securities Act. No Underwriter was involved in the distribution of these securities, and no commissions were paid in connection therewith










ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Net Sales

	Net sales for fiscal 2000 increased 7% from fiscal 1999. In real dollars, net sales of $8,655,331 in fiscal 2000 increased $572,058 from $8,083,273 in 1999. Net sales increase in fiscal 2000 was due to an increase in Medical sales resulting from the acquisition of Automata Instrumentation, Inc. on December 7, 1999. Datatrace sales increased slightly for the year showing a gain in international sales which was mostly off-set by a decline in domestic sales. Nusonics sales suffered a sharper decline during the year due to decreased demand for its concentration analyzer products. During the first quarter of fiscal 2001 the Company's new CP20 Concentration Analyzer was introduced, which is expected to help reverse this trend.

	Net sales increase in fiscal 1999 was due to increases in sales of Medical and Datatrace products of 7% which were mostly off-set by a 14% decrease in Nusonics product sales. Net sales increased in fiscal 1998 by 2% and was attributable to increases in Medical and Datatrace sales, while Nusonics product sales declined from the prior fiscal year.

Cost of Sales

	Cost of sales as a percent of net sales in fiscal 2000 increased 3.3% from fiscal 1999 to 36.2%. During fiscal 2000, the company incurred higher than normal obsolescence charges as it adjusted its flow meter product inventory. Fiscal 2000 was also impacted by the addition of the Automata products to the overall sales mix. During fiscal 1999, Medical costs increased 0.2%, Datatrace costs decreased 0.1% and Nusonics costs decreased 0.2% as a percent of sales. In fiscal 1999, costs across all three product lines remained very stable trending down in total just slightly from the previous year.

Selling, General and Administrative

	Selling expenses decreased 6% from fiscal 1999 to fiscal 2000. In real dollars, selling expenses decreased $88,105 to $1,294,020 in fiscal 2000 from $1,382,125 in fiscal 1999. The decrease in selling expenses in fiscal 2000 was due to decreases in Nusonics and Datatrace selling expenses which were partially off-set by an increase in Medical selling expenses, which was due to the increased expense levels generated by addition of the Automata products. The increase in selling expenses in fiscal 1999 was due to an increase in Datatrace and Medical selling expenses, which were partially off-set by a decrease in Nusonics selling expenses.

	General and administrative expenses were $1,099,585 in fiscal
2000 and $849,096 in fiscal 1999, which represents a $250,489 or 30% increase from fiscal 1999 to fiscal 2000. Increased costs in fiscal
2000 included approximately $100,000 of internal acquisition related costs, $100,000 of amortization expenses and increased consulting. The increase in general and administrative costs during fiscal 1999 was due to increased compensation and communications costs.


Research and Development

	Company sponsored research and development cost 281,651 in fiscal 2000 and $236,769 in fiscal 1999, which represents a 19% increase from year to year. The increase in fiscal 2000 was due to higher compensation costs for the year due to an increase in personnel later in fiscal 1999. The decrease in research and development costs in fiscal 1999 were due chiefly to decreased compensation costs.
Currently, the Company plans to dedicate more resources to the internal development of new products beginning in fiscal 2001. For this reason, research and development costs are expected to increase as a percent of sales during the new fiscal year.

Net Income

	Net income increased to $2,106,619 or $.55 per share on a diluted basis in fiscal 2000 from $2,103,428 or $.50 per share on a diluted basis in fiscal 1999. Fiscal 2000 profits increased slightly from 1999 levels, as higher revenues were off-set by acquisition related expenses. Profits for the year also benefited from a one time gain related to income tax savings on foreign sales. During fiscal 1999, net income increased at a rate equal to the increase in net sales.

Liquidity and Capital Resources

	On March 31, 2000, the Company had cash and short term investments of $2,849,709. In addition, the Company had other current assets totaling $4,486,352 and total current assets of $7,336,061. Current liabilities of Mesa Laboratories, Inc. were $807,114 which resulted in a current ratio of 9:1. For comparison purposes at March 31, 1999, Mesa had cash and short term investments of $6,675,417, other current assets of $3,610,760, total current assets of $10,286,177, current liabilities of $655,527 and a current ratio of 16:1.

	Mesa has made net capital purchases of $52,980 during the past fiscal year. On December 7, 1999 the Company acquired Automata
Instrumentation, Inc., utilizing $4,100,000 of its cash reserves.

	The Company has instituted a program to repurchase up to 500,000 shares of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves.

















ITEM 7.  FINANCIAL STATEMENTS.



	TABLE OF CONTENTS


Independent Auditors' Report

Financial Statements:

	Balance Sheets

	Statements of Income

	Statements of Stockholders' Equity

	Statements of Cash Flows

	Notes to Financial Statements






























INDEPENDENT AUDITORS' REPORT



Board of Directors and Shareholders
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2000 and 1999, and the related statements of income, stockholders' equity, and cash flows for the years then ended.
 These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.


                       /S/Ehrhardt Keefe Steiner and Hottman
	                      Ehrhardt Keefe Steiner & Hottman PC
June 14, 2000
Denver, Colorado






















MESA LABORATORIES, INC.
BALANCE SHEETS
	ASSETS
									 March 31,
 	                                                2000   	    1999
CURRENT ASSETS:
  Cash and cash equivalents (Note 1)          $ 2,849,709	$ 6,675,417
  Accounts receivable (Note 1)-
    trade, net of allowance for doubtful
    accounts of $70,000 (2000) and
    $33,000 (1999)    	                         2,338,995	  1,744,066
    Other                                          46,808	          -
  Inventories (Notes 1 and 2)                   1,961,055	  1,741,815
  Prepaid expenses                         	       38,331      33,879
  Deferred income taxes (Note 4)        	         101,163      91,000
	TOTAL CURRENT ASSETS           	               7,336,061  10,286,177

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $1,307,628
   (2000) and $1,160,061 (1999)
   (Notes 1 and 3)             	                1,574,698	  1,600,304

OTHER ASSETS (Note 1):
  Intangible Assets, net of accumulated
    amortization of $1,172,339 (2000) and
    $948,052 (1999)	                            4,623,510	    752,670
                                              $13,534,269	$12,639,151

See notes to financial statements.


























MESA LABORATORIES, INC.
	BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS' EQUITY	                March 31,
	                                                2000           1999
CURRENT LIABILITIES:
  Accounts payable, trade	                  $   171,974	  $    89,400
  Accrued salaries and payroll taxes       	    323,349	      300,976
  Accrued warranty expense (Note 1)        	     25,000        15,000
  Other accrued liabilities                	    172,108       180,879
  Taxes payable                            	    114,683        69,272
	TOTAL CURRENT LIABILITIES     	                807,114      	655,527

LONG TERM LIABILITIES:
  Deferred income taxes (Note 4)           	    127,691        78,000

COMMITMENTS (Notes 6 and 7)

STOCKHOLDERS' EQUITY (Notes 5 and 7):
  Preferred stock, no par value;
    authorized 1,000,000 shares; none
    issued                                 	          -	            -
  Common stock, no par value; authorized
    8,000,000 shares; issued and
    outstanding, 3,787,476 (2000) and
    4,035,183 (1999)                 	        2,687,087     2,894,900
  Retained earnings                        	  9,912,377     9,010,724
                                           	 12,599,464    11,905,624
                                           	$13,534,269   $12,639,151

See notes to financial statements.

























MESA LABORATORIES, INC.
STATEMENTS OF INCOME
	                                             Year Ended March 31,
	                                              2000   	    1999
SALES (Notes 1 and 8)                      	$ 8,655,331	$ 8,083,273
COST OF SALES                              	  3,134,828   2,660,217

GROSS PROFIT                               	  5,520,503   5,423,056

OPERATING EXPENSES:
  Selling                                  	  1,294,020   1,382,125
  General and administrative               	  1,099,585     849,096
  Research and development (Note 1)        	    281,651     236,769
TOTAL OPERATING EXPENSES                      2,675,256   2,467,990

OPERATING INCOME                           	  2,845,247   2,955,066
INTEREST INCOME, NET AND OTHER                  243,832     271,362

EARNINGS BEFORE INCOME TAXES                  3,089,079   3,226,428

INCOME TAXES (Note 4)                      	    982,460   1,123,000

NET INCOME                                 	$ 2,106,619 $ 2,103,428


NET INCOME PER SHARE - BASIC               	$       .55 $       .51

NET INCOME PER SHARE - DILUTED             	$       .55 $       .50

AVERAGE COMMON SHARES OUTSTANDING - BASIC  	  3,824,397   4,135,521

AVERAGE COMMON SHARES OUTSTANDING - DILUTED	  3,840,865   4,172,398

See notes to financial statements.



















MESA LABORATORIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
                              Common Stock                       Total
                              	 Number of            Retained Stockholders'
                              	  Shares  	 Amount   Earnings    Equity
BALANCE, March 31, 1998   	4,284,587	  $ 3,352,009 $ 7,808,862 $11,160,871

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment                  44,837	       80,655	          -     80,655

Purchase and retirement of
  treasury stock
  (Notes 5 and 7)         	 (294,241)	    (537,764)   (901,566)(1,439,330)

Net income for the year            -  	          -   2,103,428  2,103,428

BALANCE, March 31, 1999   	4,035,183  	  2,894,900   9,010,724 11,905,624

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment              	   29,478  	     82,996           -    82,996

Common stock issued for
  Acquisition of Automata
  Instrumentation, Inc.	     100,000       387,500	          -   387,500

Purchase and retirement of
  treasury stock
  (Notes 5 and 7)         	 (377,185)     (678,309) (1,204,966)(1,883,275)

Net income for the year   	        - 	           -   2,106,619  2,106,619


BALANCE, March 31, 2000   	3,787,476  	$ 2,687,087 $ 9,912,377$12,599,464


See notes to financial statements.











MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
                                         Year Ended March 31,
                                             2000             1999
Cash flows from operating activities:
  Net income                           $ 2,106,619     $ 2,103,428
  Depreciation and amortization            332,590         235,872
  Provision for bad debts                   37,000               -
  Provision for warranty reserve             1,000               -
  Provision for inventory reserve          (50,000)          5,000
  Deferred income taxes                     50,446          (3,000)
  Change in assets and liabilities-
   (Increase) decrease in accounts
     receivable                           (315,062)         10,716
   (Increase) decrease in inventories      252,192         148,458
   (Increase) decrease in prepaid expenses   3,044          42,273
   Increase (decrease) in accounts payable,
     trade                                 (49,233)         24,385
   Increase (decrease) in accrued
     liabilities                           (40,046)         86,921
Net cash provided by operating
     activities                          2,328,550       2,654,053

Cash flows from investing activities:
  (Increase) decrease in investments             -       2,048,199
  Purchase of business                  (4,049,183)              -
  (Capital expenditures)                   (52,980)        (26,257)
  (Increase) decrease in intangibles       (83,127)           (871)
 Net cash (used) provided by investing
  activities                            (4,185,290)      2,021,071

Cash flow from financing activities:
  Payment of line of credit               (168,689)              -
  Net proceeds from issuance of stock       82,996          80,655
  Common stock repurchases              (1,883,275)     (1,439,330)
Net cash (used)provided by financing
  activities                            (1,968,968)     (1,358,675)
Net increase (decrease) in cash and cash
  equivalents                           (3,825,708)      3,316,449
Cash and cash equivalents at
  beginning of year                      6,675,417       3,358,968
Cash and cash equivalents at
  end of year                          $ 2,849,709 	   $ 6,675,417
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes                         $ 1,060,903   	 $ 1,056,340
  Interest                             $     9,060 	   $         -
Supplemental disclosure of non cash investing and financing
  activities:
    During fiscal 2000, the Company acquired a business for
    $4,049,183 (net of $50,817 cash received) cash and $387,500 of common stock (Note 9).

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

	Intangible Assets - Intangible assets are comprised of patents, trademarks, goodwill and covenants not to compete, which were acquired in conjunction with the NUSONICS, Inc.
and DATATRACE asset purchases and the Automata acquisition. These costs are being amortized on the straight-line basis over contractual and estimated useful lives ranging from three to forty years.

	Revenue Recognition - The Company recognizes revenues at the time products are shipped.

	Research & Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred.




MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


	Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

	Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding.
Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 16,468 and 36,877 additional shares in 2000 and 1999, respectively.

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

	Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended March 31, 2000 and 1999 were $134,997 and $107,200, respectively.

	Fair Value of Financial Instruments - The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximated fair value as of March 31, 2000 because of the relatively short maturity of these instruments.





MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


2.	Inventories:

	Inventories consist of the following:

                                              March 31,
                                          2000      	1999
 Raw materials                      $ 1,484,945   $ 1,430,632
	Work-in-process                        247,472       215,665
	Finished goods                         258,638       175,518
	Less reserve                           (30,000)      (80,000)
                                    $ 1,961,055   $ 1,741,815

	Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 2000 and 1999.



3.	Property, Plant and Equipment:

	Property, plant and equipment consist of the following:

	                                          March 31,
	                                   2000          1999
 Land                           $   148,104   $   148,104
	Building                         1,247,010     1,229,591
	Manufacturing equipment          1,193,002     1,132,673
	Computer equipment                 220,942       176,457
	Furniture and fixtures              73,268        63,009
	Truck                                    -        10,531
	                                 2,882,326     2,760,365
	Less accumulated depreciation   (1,307,628)   (1,160,061)
	                               $ 1,574,698   $ 1,600,304

















MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


4. Income Taxes:

	The components of the provision for income taxes for the years ended March 31, 2000 and 1999 are as follows:

                                          March 31,
                                     2000          1999
	Current tax provision:
 	Federal                     $   824,850   $   974,000
 	State                           107,164       152,000
 	                                932,014     1,126,000
	Deferred tax provision:
	Federal                           5,800        (2,100)
	State                            44,646          (900)
                                  50,446        (3,000)

                             $   982,460   $ 1,123,000

     Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 2000 and 1999 are as follows:

	                                         March 31,
	                                    2000          1999
 Depreciation and amortization   $  (127,691)  $   (78,000)
	Accrued vacation                     40,091        30,800
	Bad debt expense                     27,482        12,800
	Obsolete inventory                   11,778        32,000
	Warranty reserve                      9,815         5,000
	Other                                 8,397         8,400
	Deferred service cost                 3,600         2,000
	Net deferred (liability)/asset  $   (26,528)  $    13,000

	A reconciliation of the Company's income tax provision for the years ended March 31, 2000 and 1999, and the amounts computed by applying statutory rates to income before income taxes is as follows:






MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)

                                               March 31,
	                                     2000          1999
 Income taxes at statutory rates $  974,000   $ 1,033,200
	State income taxes,
 net of federal benefit             126,440       145,800
	Foreign sales corporation
 exemption                         (117,980)      (56,000)
                                 $  982,460   $ 1,123,000

 5.	Stock Repurchase:

	The Company has announced a plan to repurchase up to 500,000 shares of its outstanding common stock. Under the plan, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.


6. Employee Benefit Plan:

The Company adopted a 401(k) plan effective January 1,
2000. Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment with the Company. The Company matches 50% of the employee's contribution up to 6% of the employees salary.

A participant vests in the Company's contributions at a rate of 25% per year, fully vesting at the end of the participant's fourth year of service. The Company contributed $10,197 to the Plan for the year ended March
31, 2000.


7.	Stockholders' Equity:

	The State of Colorado has eliminated the ability of Colorado corporations to retain treasury stock. As a result, the Company reduced common stock to its average share value and further reduced retained earnings for the remainder of the cost of treasury stock acquired in each fiscal year.



MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)



	The Company has adopted incentive stock option plans for the benefit of the Company's key employees, excluding its outside directors. Under the terms of the plans, options are granted at an amount not less than 100% of the bid price of the underlying shares at the date of grant. The options are exercisable for a term of five years and, during such term, may be exercised as follows: 25% after each year, and 100% anytime after the fourth year until the end of the fifth year.


	On October 3, 1996, the Company adopted a nonqualified performance stock option plan for the benefit of the Company's outside Directors. The plan provides that the outside Directors will receive grants to be determined and approved by the Company's inside Directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years and, during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant.

	On October 21, 1999, the Company adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant.



















MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


	The following is a summary of options granted under the plans:


                                    FY  1999

                                              WEIGHTED -
                                             AVG EXERCISE
                         SHARES   GRANT PRICE     PRICE
Options outstanding at
  beginning of year   285,321  $2.19 - $7.70   $4.32
Options granted        74,700  $4.00 - $6.33   $5.07
Options cancelled     (24,268) $2.75 - $7.00   $5.57
Options exercised     (64,753) $2.19 - $2.75   $2.73
Options outstanding at
  end of year         271,000  $2.25 - $7.70   $4.81

Options exercisable at
  end of year         110,925  $2.25 - $7.70   $4.16

Shares available for
 future option grant  178,874

                                     FY  2000

                                              WEIGHTED -
		                                 AVG EXERCISE
                         SHARES  GRANT PRICE     PRICE
Options outstanding at
  beginning of year   271,000  $2.25 - $7.70    $4.81
Options granted       206,440  $3.75 - $5.50    $4.18
Options cancelled     (71,400) $2.69 - $7.00    $4.23
Options exercised     (69,188) $2.25 - $2.69    $2.63
Options outstanding at
  end of year         336,852  $2.69 - $7.70    $5.05

Options exercisable at
  end of year          98,983  $2.69 - $7.70    $5.74

Shares available for
  future option grant 355,834


MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


	The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123,
"Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2000 and 1999 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

                                            March 31,
                                       2000          1999
	Net income - as reported         $ 2,106,619   $ 2,103,428
	Net income - pro forma           $ 1,754,520   $ 1,955,637
	Income per share - as reported   $       .55   $       .50
	Income per share - pro forma     $       .46   $       .47

	The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 0%; expected volatility of approximately 30%; discount rate of 6.3% (2000) and 5.5%
(1999); and expected lives of 5 years.

 8.	International Sales:

	For the past two fiscal years, the Company had foreign sales as follows:

	                                     Year Ended March 31,
	                                     2000          1999
	Asia                             $ 1,012,443   $   714,468
	Europe                             1,691,861     1,437,133
	Other                                758,125     1,005,574
                                  $ 3,462,429   $ 3,157,175

 9.	Acquisition of Assets:

On December 7, 1999, the Company acquired all of the common stock of Automata Instrumentation, Inc. This transaction was accounted for as a purchase. The terms of the acquisition included a net cash payment of $4,049,183, and payment of 100,000 shares of Mesa Laboratories, Inc. Common Stock. Cash paid

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
(CONTINUED)


includes $400,000 held in escrow to compensate the Company for any undisclosed liabilities subsequently discovered. The escrow funds were released to the former owners on June 7, 2000. In addition, the Company entered into two consulting contracts with the former owners of Automata. The contracts have an aggregate value of $300,000 to be paid monthly over the next three years for services rendered. The results of operations of Automata are included in the results of operations of the Company from the date of acquisition.

The aggregate purchase price of the Company's acquisition has been allocated to the assets and liabilities purchased based on the fair market values on the date of acquisition, as follows:

	Inventories		                   $  421,432
	Accounts receivable		              363,675
	Equipment				                       29,717
	Prepaid expenses		                   7,496
	Deferred income taxes	              10,918
	Accounts payable, trade           (131,807)
	Accrued liabilities	             	(108,059)
	Line of credit		                  (168,689)
		Subtotal		                      	 424,683
	Goodwill acquired	               3,812,000
	Covenants not to compete           200,000
		Subtotal		                      4,436,683
	Common stock issued	              (387,500)
	Cash paid, net		                $4,049,183

	The following table depicts the unaudited pro forma results of the Company giving effect to the acquisition as if it had occurred on April 1, 1998. The unaudited pro forma information is not necessarily indicative of the results of operations of the Company had this acquisition occurred at the beginning of the years presented, nor is it necessarily indicative of future results.

                                             March 31,
                                        2000         1999

	Revenue                           $10,750,673   $10,200,652
	Net income                        $ 2,216,492   $ 1,794,534
	Income per share - basic          $       .58   $       .42
 Income per share - diluted        $       .58   $       .42










































8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE.

	None.


PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS;
             COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

	The names, addresses, ages and terms of office of the executive officers and directors of the Company are:

Name and Address		      Age		Office
	Term
Expires(1)
Luke R. Schmieder		      57	President, Chief Executive	2000
12100 West Sixth Avenue		  	Officer, Treasurer and
Lakewood, Colorado       			Director

Steven W. Peterson    		 43	Vice President-Finance,	   2000
12100 West Sixth Avenue  			Chief Financial and Chief
Lakewood, Colorado       			Accounting Officer and
					                      	Secretary

Paul D. Duke	         		 58	Vice President
	2000
12100 West Sixth Avenue		  	and Director
Lakewood, Colorado

Philip D. Quedenfeld	 	 (2)	Director
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell     		70	Director
	2000
12100 West Sixth Avenue
Lakewood, Colorado

Michael T. Brooks	       51	Director	                  2000
12100 West Sixth Avenue
Lakewood, Colorado




(1) The term of office of each officer of the Company is at the discretion of the Board of Directors.
(2) Mr. Quedenfeld passed away on June 3, 2000. His successor has not yet been appointed.






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

Philip D. Quedenfeld, Director

	Mr. Quedenfeld received his Bachelor of Arts degree in English from Lake Forest University in 1954. At the time of his retirement in 1993, he was employed as manager of a Sears Department Store. He also served in numerous marketing and advertising positions with Sears at both the headquarters and field levels for more than 30 years. Mr. Quedenfeld, who passed away on June 3, 2000, served as a director of the Company since its inception in March 1982.

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



ITEM 10.  EXECUTIVE COMPENSATION.

	The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on the Company's Chief Executive Officer and Vice President for services rendered in all capacities during the fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998. No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 2000 in excess of $100,000.


SUMMARY COMPENSATION TABLE
 Name and Position  Fiscal Year  Salary  Bonus(1)  Options Granted Other Comp
 L. Schmieder, CEO	      2000	  $106,712   $20,064      	8,000       $897
			                     	1999    $96,061   $18,436       4,000          -
	                     			1998	   $92,019   $19,367       4,000          -

 P. Duke,Vice President 	2000    $69,619   $45,000       8,000       $585
		                     		1999	   $61,386	  $19,170       4,000          -
		                     		1998    $58,247	  $28,676       4,000          -

        	______

(1)	Reflects bonus earned in fiscal year, but paid in the
following fiscal year.

	The following summary table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 2000 to the Company's Chief Executive Officer and
Vice President.

	               Option Grants in Last Fiscal Year
Name       Options Granted	Percent of Total
	                        Options Granted   Exercise Expiration
   	                      in Fiscal Year    Price    Date
Luke R.
Schmieder       8,000	             		4%     		$4.63	 March 31, 2004-
                                                       Nov. 3,2009
Paul D.
Duke            8,000               	4%       $4.38  March 31, 2004-
                                                       Nov. 3,2009



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

	The options are granted for a term of up to five years and may be exercised at any time after one year from the date of grant until the end of the fifth year from the date of grant.
Any optionee may pay the exercise price by delivering shares of common stock with a value equal to the exercise price. The Company has reserved 150,000 shares of its authorized but unissued common stock for possible issuance pursuant to the plan.
 No future grants will be made from this plan, and all previous grants have been either exercised or cancelled as of March 31, 2000.


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

	On April 1, 1999, the Company's three outside directors were granted options to purchase 4,000 shares of common stock at $5.00 per share. The Company's two inside directors each were granted options to purchase 4,000 shares of common stock at a price of $5.00 per share for Mr. Duke and at a price of $5.50 per share for Mr. Schmieder. On November 4, 1999, the Company's three outside directors were granted options to purchase 4,000 shares of common stock at $3.75 per share. The Company's two inside directors each were granted options to purchase 4,000 shares of common stock at a price of $3.75 per share.

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

	On October 21, 1999, the Company adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company. A total of 300,000 shares of Common Stock have been reserved for issuance under the plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant.

	As of March 31, 2000, options to purchase a total of 336,852 shares were outstanding, at exercise prices ranging from $2.69 to $7.70 per share. Further, as of March 31, 2000, options to purchase an aggregate of 355,834 shares remained available for grant under the Company's stock option plans. The plan adopted in September 1984 was terminated effective June 1, 1993. Options were granted during the fiscal year ended March 31, 1998, pursuant to the Company's incentive stock option plans, to each of the Company's executive officers. Options to purchase 4,000 shares at $5.00 per share and 4,000 shares at $3.75 per share were granted to Mr. Steven W. Peterson, Vice President-Finance and Mr. Paul Duke, Vice President, respectively. Mr. Luke R. Schmieder, President, was granted options to purchase 4,000 shares at $5.50 per share and 4,000 shares at $3.75 per share.




Retirement Plan

	The Company has adopted a 401(k) plan for the benefit of its officers and employees. Subject to certain restrictions, a participant may defer up to 15% of their gross compensation into the plan. The Company currently matches up to 6% of the participant's contribution at a rate of 50% of the contribution.
 The plan also allows for additional contributions by the Company at its discretion.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

	The following table sets forth the number of shares of the Company's common stock owned beneficially as of March 31, 2000, by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's officers and directors as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. As far as is known to management of the Company, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2000 except as set forth below.

						   Amount and	Percentage of
Name of Beneficial			    Nature of     Class Benefi-
      Owner(1)    			Beneficial Owner	cially Owned
Luke R. Schmieder	         438,767 (2)    	11.6

Steven W. Peterson	         68,950	(3)      1.8

Paul D. Duke	              154,765	(4)	     4.1

H. Stuart Campbell	         66,000	(5)      1.7

Michael T. Brooks	           3,700	(6)	       -

Philip D. Quedenfeld       173,870 (7)(9)   4.6

All officers and           906,052	(8)    	23.6
directors as a group
(6 in number)
        __________

(1)	The business address for each person identified herein is
12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)	Includes 10,000 shares which Mr. Schmieder has the right to
acquire within 60 days by exercise of stock options.
(3)	Includes 11,750 shares which Mr. Peterson has the right to
acquire within 60 days by exercise of stock options.
(4)	Includes 10,000 shares which Mr. Duke has the right to
acquire within 60 days by exercise of stock options.
(5)	Includes 10,000 shares which Mr. Campbell has the right to
acquire within 60 days by exercise of stock options.
(6) Includes 2,500 shares which Mr. Brooks has the right to
acquire within 60 days by exercise of stock options.
(7) Includes 10,000 shares which Mr. Quedenfeld has the right to acquire within 60 days by exercise of stock options.
(8)	Includes 54,250 shares which the officers and directors of
the Company as a group have the right to acquire within 60
days by exercise of stock options.
(9)	Mr. Quedenfeld passed away on June 3, 2000.



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

	None.











ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

	(a)	Exhibits.

	(3)(i)	Articles of Incorporation and Articles of
Amendment and Bylaws of Registrant -incorporated by reference to the Exhibits to the Registration Statement on Form S-18, file number 2-88647-D, filed December 21,
1983.

	(3)(ii)	Articles of Amendment of Registrant - incorporated
by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1988.

	(3)(iii)	Articles of Amendment of Registrant dated October
4, 1990 - incorporated by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March
31, 1991.

	(3)(iv)	Articles of Amendment of Registrant dated October
20, 1992 - incorporated by reference to the Exhibit to the Report on Form 10-KSB for the fiscal year ended
March 31, 1993.

	(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC,
independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8
(file numbers 33-89808, 333-02074 and 333-18161) of
their report dated June 14, 2000, included in the Registrant's Report on Form 10-KSB for the fiscal year ended March 31, 2000.

	(27)	Financial Data Schedule

	(b)	Reports on Form 8-K.  During the last quarter of the
period covered by this report, the Registrant did not file any Report on Form 8-K.


	(10)(i)	Stock Purchase Agreement between Linda V. Masano
and Thomas Michael Masano (as sellers) and Mesa
Laboratories, Inc. (as Purchaser) dated as of December
7, 1999 - Incorporated by reference to the exhibit to the report on form 8-K dated December 7, 1999, file number 0-11740












SIGNATURES


	In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

						MESA LABORATORIES, INC.
						Registrant


Date: 6/30/00                     	By: /S/Luke R. Schmieder
                                    Luke R. Schmieder, President


	In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Name                  	Title          			   Date


/S/Luke R. Schmeider    President, CEO	             	6/30/00
Luke R. Schmieder		    Treasurer and Director


/S/Steven W. Peterson   Vice President, Finance, CFO 6/30/00
Steven W. Peterson	     and CFA and
                        Secretary


/S/Paul D. Duke         Vice President and Director		6/30/00
Paul D. Duke


/S/H. Stuart Campbell   Director	               			 	6/30/00
H. Stuart Campbell


/S/Michael T. Brooks    Director	                    6/30/00
Michael T. Brooks














EXHIBIT (23) (i)

INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in the Annual Report on Form 10-KSB under the Securities Exchange Act of 1934 of Mesa Laboratories, Inc. for the year ended March 31, 2000 of our reports dated June 14, 2000 and contained in registration Statements NO. 33-89808, 333-02074 and 333-18161 of Mesa
Laboratories, Inc. on Form S-8 under the Securities Act of 1933 insofar as such reports relate to the financial statements of Mesa Laboratories, Inc. for the year ended March 31, 2000.

/S/Ehrhardt Keefe Steiner & Hottman
Ehrhardt Keefe Steiner & Hottman PC

June 30, 2000
Denver, Colorado

[ARTICLE] 5

[PERIOD-TYPE]                   12-MOS                   12-MOS
[FISCAL-YEAR-END]            MAR-31-2000             MAR-31-1999
[PERIOD-END]                 MAR-31-2000             MAR-31-1999
[CASH]                         2,849,709               6,675,417
[SECURITIES]                           0                       0
[RECEIVABLES]                  2,408,995               1,774,066
[ALLOWANCES]                      70,000                  33,000
[INVENTORY]                    1,961,055               1,741,815
[CURRENT-ASSETS]               7,336,061              10,286,177
[PP&E]                         2,882,326               2,760,365
[DEPRECIATION]                 1,307,628               1,160,061
[TOTAL-ASSETS]                13,534,269              12,639,151
<CURRENT-LIABILITIES             807,114                 655,527
[BONDS]                                0                       0
<PREFERRED-MANDATORY                   0                       0
[PREFERRED]                            0                       0
[COMMON]                       2,687,087               2,894,900
[OTHER-SE]                     9,912,377               9,010,724
[TOTAL-LIABILITY-AND-EQUITY]  13,534,269              12,639,151
[SALES]                        8,655,331               8,083,073
[TOTAL-REVENUES]               8,655,331               8,083,073
[CGS]                          3,134,828               2,660,217
[TOTAL-COSTS]                  5,180,084               5,128,207
[OTHER-EXPENSES]                       0                       0
[LOSS-PROVISION]                       0                       0
[INTEREST-EXPENSE]                     0                       0
[INCOME-PRETAX]                3,089,079               3,226,428
[INCOME-TAX]                     982,460               1,123,000
[INCOME-CONTINUING]              982,460               1,123,000
[DISCONTINUED]                         0                       0
[EXTRAORDINARY]                        0                       0
[CHANGES]                              0                       0
[NET-INCOME]                   2,106,619               2,103,428
[EPS-BASIC]                          .55                     .51
[EPS-DILUTED]                        .55                     .50