Form 10QSB
period 2000-06-30
MESA LABORATORIES INC /CO
filed 2000-08-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF
1934

For the quarterly period ended June 30, 2000

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

There were 3,741,177 shares of the Issuer's common stock, no par value, outstanding as of June 30, 2000.

ITEM 1. FINANCIAL STATEMENTS
	FORM 10-QSB

MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS					                       JUNE 30, 2000     MARCH 31, 2000
   CURRENT ASSETS
     Cash and Cash Equivalents     	$ 2,807,063	       $ 2,849,709
     Accounts Receivable, Net	        2,497,630	         2,385,803
     Inventories	                     2,190,029	         1,961,055
     Prepaid Expenses	                   19,011	            38,331
     Deferred Income Taxes	             101,163            101,163

  TOTAL CURRENT ASSETS	               7,614,896	         7,336,061

   PROPERTY, PLANT & EQUIPMENT, NET	  1,573,444	         1,574,698

   OTHER ASSETS
     Intangible Assets, Net 	         4,519,618	         4,623,510

  	TOTAL ASSETS	                    $13,707,958	       $13,534,269

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable	              $   251,403	       $   171,974
     Accrued Salaries & Payroll Taxes   227,542	           323,349
     Other Accrued Expenses	            278,913	           197,108
     Taxes Payable	                       9,862	           114,683

	TOTAL CURRENT LIABILITIES	             767,720	           807,114

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable	     127,691	           127,691

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value	           -	                 -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	3,741,177 shares (6/30/00)
      and 3,787,476 shares (3/31/00)  2,589,639	         2,687,087
     Retained Earnings	              10,222,908	         9,912,377

  	TOTAL STOCKHOLDERS' EQUITY	       12,812,547 	       12,599,464


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	            $13,707,958	       $13,534,269

ITEM 1.	FINANCIAL STATEMENTS  (CONTINUED)
	FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
                                   							Three Months	 Three Months
							                                          Ended	        Ended
						                                   June 30, 2000	June 30, 1999
Sales	                                      $2,260,997	   $1,865,607

Cost of Goods Sold	                            819,391	      631,786
Selling, General & Administrative  	           665,551	      528,477
Research and Development	                       60,671	       71,017
Other (Income) and Expenses	                   (31,919)      (64,908)
                                           	 1,513,694   	 1,166,372

Earnings Before Income Taxes	                  747,303	      699,235

Income Taxes	                                  244,693	      244,000

Net Income	                                 $  502,610	   $  455,235


Net Income Per Share (Basic)	               $      .13	   $      .12


Net Income Per Share (Diluted)	             $      .13	   $      .11

Average Common Shares Outstanding (Basic)	   3,771,000	    3,943,000

Average Common Shares Outstanding (Diluted)  3,791,000	    3,981,000


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)		FORM 10-QSB

MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	                                         Three Months      Three Months
	                                                Ended	            Ended
	                                        June 30, 2000     June 30, 1999
Cash Flows From Operating Activities:
 Net Income	                                $  502,610	       $  455,235
 Depreciation and Amortization	                130,034	           47,220
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts
     Receivable	                              (111,827)     	    123,105
    (Increase) Decrease in Inventories	       (228,974)	          97,993
    (Increase) Decrease in Prepaid Expenses	    19,320	           14,743
    Increase (Decrease) in Accounts Payable	    79,429      	      9,964
    Increase (Decrease) in Accrued Liabilities(118,823)	         (20,460)
Net Cash (Used) Provided by Operating
 Activities	                                   271,769	          727,800

Cash Flows From Investing Activities:
 (Increase) Decrease in Intangible Assets	           -	                -
Capital Expenditures, Net of Retirements	      (24,888)	             445
Net Cash (Used) Provided by Investing
  Activities                                   (24,888)	             445

Cash Flows From Financing Activities:
 Treasury Stock Purchases	                    (302,965)         (843,028)
 Proceeds From Stock Options Exercised          13,438  	          1,928
Net Cash (Used) Provided by Financing
Activities                                    (289,527)     	   (841,100)

Net Increase (Decrease) In Cash and
Equivalents	                                   (42,646)     	   (112,855)
Cash and Cash Equivalents at Beginning
 of Period                                   2,849,709	        6,675,417

Cash and Cash Equivalents at End of Period	 $2,807,063	       $6,562,562


ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)		FORM 10-QSB

MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2000 AND 1999

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB, at March 31, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On June 30, 2000, the Company had cash and short term investments of $2,807,063. In addition, the Company had other current assets totaling $4,807,833 and total current assets of $7,614,896. Current liabilities of Mesa Laboratories, Inc. were $767,720 which resulted in a current ratio of 9.9:1.

	The Company has made net capital asset purchases of $24,888 for the fiscal year-to-date.

	The Company has instituted a program to repurchase up to 500,000 shares of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves.


RESULTS OF OPERATIONS

REVENUE
	Net sales for the three months ended June 30, 2000 increased $395,390 or 21% to $2,260,997 from the $1,865,607 net sales level achieved for the same three month period last year. For the first fiscal quarter, Medical products increased over 125% which was off-set by decreases in Nusonics and Datatrace sales. The Medical products sales increase was attributable to sales of Reprocessor products and Reuse Data Management systems which improved over 50 percent, and by addition of the Automata product line. Nusonics products continued its downward trend during the first quarter of the fiscal year. Two steps were taken late in the quarter with release of the new CP20 Concentration Analyzer and hiring of a new sales manager for the product line. The Datatrace line suffered a decrease of over 10% during the first quarter. This decline was attributable to a decrease in international sales when compared to the same period last year.

                                         		FORM 10-QSB

COST OF GOODS SOLD
	Cost of goods sold for the first three months as a percent of net sales was 36% which represents a 2% increase from the 34% level for the same three month period last year. Most of the increase realized in the quarter was attributable to changing mix of products due to the addition of the new Automata product line and increasing sales of reprocessing products.


SELLING, GENERAL AND ADMINISTRATIVE
Selling, general and administrative expenses for the first three months increased 26% or $137,074 to $665,551 from $528,477 in the same period last year. Marketing expenses accounted for an overall 3% decrease with Medical marketing expenses gaining over 27% from the prior year and Nusonics marketing expenses decreasing over 37%. The increased marketing expense for the Medical group can be attributed to increased advertising, compensation and telephone costs in marketing its new Automata products. Decreased Nusonics marketing expenses are attributed to lower commission and advertising costs. For the fiscal first quarter, Datatrace Marketing decreased 2 percent. Administration costs for the quarter increased 66% due to increased amortization and consulting expense associated with the acquisition of Automata Instrumentation, Inc. and Company matching expense for the 401(k) plan which was initiated in January, 2000.


RESEARCH AND DEVELOPMENT
	Research and development for the first three months decreased to $60,671 from $71,017 which represents a 15% decrease from the same period last year. During the fiscal quarter, research and development costs decreased due to lower consulting for Datatrace and Medical software product projects. Materials costs also decreased as the CP20 Concentration Analyzer project came to completion during the quarter.


NET INCOME
	Net income for the three months ended June 30, 2000 increased 10% to $502,610 or $.13 per share from $455,235 or $.11 per share last year. During the fiscal first quarter, net income increased due chiefly to increased revenue levels. This increase for the quarter was partially offset by higher administration costs.


PART II-OTHER INFORMATION
	None.

											FORM 10-QSB




MESA LABORATORIES, INC.



JUNE 30, 2000





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
	(Issuer)



DATED:  August 14, 2000   	BY:  /s/  Luke R. Schmieder
	                                  Luke R. Schmieder
    President, Chief Executive Officer,
    Treasurer and Director

DATED:  August 14, 2000 	BY:  /s/  Steven W. Peterson
	                                  Steven W. Peterson
    Vice President-Finance, Chief
    Financial and Accounting Officer and
    Secretary







Page 7 of 7
[ARTICLE] 5

[PERIOD-TYPE]                   3-MOS                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-2000             MAR-31-1999
[PERIOD-END]                               JUN-30-2000             JUN-30-1999
[CASH]                                       2,807,063               6,562,562
[SECURITIES]                                         0                       0
[RECEIVABLES]                                2,562,630               2,419,348
[ALLOWANCES]                                    65,000                  33,545
[INVENTORY]                                  2,190,029               1,643,822
[CURRENT-ASSETS]                             7,614,896               9,937,481
[PP&E]                                       2,907,214               2,759,920
[DEPRECIATION]                             (1,333,770)             (1,175,672)
[TOTAL-ASSETS]                              13,707,958              12,242,790
[CURRENT-LIABILITIES]                          767,720                 645,031
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                     2,589,639               2,588,493
[OTHER-SE]                                  10,222,908               8,931,266
[TOTAL-LIABILITY-AND-EQUITY]                13,707,958              12,242,790
[SALES]                                      2,260,997               1,865,607
[TOTAL-REVENUES]                             2,260,997               1,865,607
[CGS]                                          819,391                 631,786
[TOTAL-COSTS]                                  726,222                 599,494
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                                747,303                 699,235
[INCOME-TAX]                                   244,693                 244,000
[INCOME-CONTINUING]                            502,610                 455,235
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                   502,610                 455,235
[EPS-BASIC]                                        .13                     .12
[EPS-DILUTED]                                      .13                     .11