Form 10QSB
period 2000-09-30
MESA LABORATORIES INC /CO
filed 2000-11-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
OF
1934

For the quarterly period ended September 30, 2000

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

There were 3,688,289 shares of the Issuer's common stock, no par value, outstanding as of September 30, 2000.









MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS				SEPTEMBER 30, 2000     MARCH 31, 2000
   CURRENT ASSETS
     Cash and Cash Equivalents	$ 2,773,362		$ 2,849,709
     Accounts Receivable, Net	 	  2,767,700	 	  2,385,803
     Inventories	  			  2,127,990	 	  1,961,055
     Prepaid Expenses	   		     27,404	   	     38,331
     Deferred Income Taxes	    	    101,163  	    101,163

  TOTAL CURRENT ASSETS	 		  7,797,619	  	  7,336,061

   PROPERTY, PLANT & EQUIPMENT, NET	  1,549,226	 	  1,574,698

   OTHER ASSETS
     Intangible Assets, Net 	  	  4,415,726	  	  4,623,510

  	TOTAL ASSETS			$13,762,571		$13,534,269

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable			$    99,143		$   171,974
     Accrued Salaries & Payroll Taxes   237,294	    	    323,349
     Other Accrued Expenses	   	    216,735	  	    197,108
     Taxes Payable	     		     43,169	   	    114,683

	TOTAL CURRENT LIABILITIES	    596,341	  	    807,114

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable	    127,691	   	    127,691

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value	          -	        	    -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	3,688,289 shares (9/30/00)
      and 3,787,476 shares (3/31/00)  2,479,935	 	  2,687,087
     Retained Earnings	 		 10,558,604	  	  9,912,377

  	TOTAL STOCKHOLDERS' EQUITY	 13,038,539 	 12,599,464


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY			$13,762,571		$13,534,269








MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
						     Three Months		     Three Months
							      Ended		 	      Ended
						   Sept. 30, 2000		   Sept. 30, 1999
Sales							$2,345,519			$1,803,475

Cost of Goods Sold	   			   887,072	   		   684,306
Selling, General & Administrative	   	   603,292			   503,212
Research and Development	   		    65,076	   		    59,885
Other (Income) and Expenses	  		   (39,524)	  		   (67,853)

	 						 1,515,916			 1,179,550


Earnings Before Income Taxes	   		   829,603	 		   623,925

Income Taxes	  				   303,000	 		   219,000

Net Income						$  526,603			$  404,925

Net Income Per Share (Basic)			$      .14			$      .11

Net Income Per Share (Diluted)		$      .14			$      .11

Average Common Shares Outstanding (Basic)	 3,724,000	 		 3,819,000

Average Common Shares Outstanding (Diluted)3,762,000	 		 3,849,000
























MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
							 Six Months		       Six Months
								Ended		 	      Ended
						   Sept. 30, 2000		   Sept. 30, 1999
Sales							$4,606,516			$3,669,082

Cost of Goods Sold	 			 1,706,463			 1,316,092
Selling, General & Administrative		 1,268,843			 1,031,689
Research and Development	  		   125,747	 		   130,902
Other (Income) and Expenses	   		   (71,443)	  		  (132,761)

	 						 3,029,610			 2,345,922


Earnings Before Income Taxes	 		 1,576,906	 		 1,323,160

Income Taxes	 				   547,693	 		   463,000

Net Income						$1,029,213			$  860,160

Net Income Per Share (Basic)			$      .27			$      .22

Net Income Per Share (Diluted)		$      .27			$      .22

Average Common Shares Outstanding (Basic)	 3,747,000	 		 3,881,000

Average Common Shares Outstanding (Diluted)3,774,000			 3,911,000
























MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	   						 	 	Six Months     Six Months
	       	     Ended	        Ended
		  Sept. 30, 2000 Sept. 30, 1999
Cash Flows From Operating Activities:
 Net Income								$1,029,213	  $  860,160
 Depreciation and Amortization	  			   260,068	     106,586
 Change in Assets and Liabilities-
    (Increase)  Decrease in Accounts Receivable	 	  (381,897)	      43,066
    (Increase)  Decrease in Inventories	  		  (166,935)	     124,163
    (Increase)  Decrease in Prepaid Expenses	    	    10,927	      28,896
    Increase (Decrease) in Accounts Payable	  	   (72,831)	      27,197
    Increase (Decrease) in Accrued Liabilities	 	  (137,942)	    (187,020)
Net Cash (Used) Provided by Operating
 Activities	  							   540,603	   1,003,048

Cash Flows From Investing Activities:
  Capital Expenditures					   	   (26,812)	      (2,039)
Net Cash (Used) Provided by Investing Activities	   (26,812)	      (2,039)

Cash Flows From Financing Activities:
 Treasury Stock Purchases	  				  (604,081)   (1,486,503)
 Proceeds From Stock Options Exercised	   		    13,943        22,959
Net Cash (Used) Provided by Financing Activities	  (590,138)   (1,463,544)

Net Increase (Decrease) In Cash and Cash Equivalents	   (76,347)	    (462,535)

Cash and Cash Equivalents at Beginning of Period	 2,849,709	   6,675,417

Cash and Cash Equivalents at End of Period		$2,773,362	  $6,212,882






















MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2000 AND 1999

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On September 30, 2000, the Company had cash and short term investments of $2,773,362. In addition, the Company had other current assets totaling $5,024,257 and total current assets of $7,797,619. Current liabilities of Mesa Laboratories, Inc. were $596,341 which resulted in a current ratio of 13.1:1.

	The Company has made net capital asset purchases of $26,812 for the fiscal year-to-date.

	      The Company has instituted a program to repurchase up to 500,000 shares of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. During the first half of the fiscal year, the Company repurchased 121,922 shares of its outstanding common stock.


RESULTS OF OPERATIONS

REVENUE
	Net sales for the six months ended September 30, 2000 increased $937,434 or
26% to $ 4,606,516 from the $3,669,082 net sales level achieved for the same six month period last year. Net sales for the quarter increased $542,044 or 30% to $2,345,519 from the $1,803,475 net sales level achieved in the same quarter last year. For the first six months, Medical products increased over 160% which was off-set by decreases in Nusonics and Datatrace sales. The Medical products sales increase was attributable to sales of Reprocessor products and Reuse Data
Management systems which improved over 45%, and by addition of the Automata product line. Nusonics products continued its downward trend for the first six months, but increased over 30% in the latest quarter of the fiscal year. The Datatrace line suffered a decrease of over 20% during the first six months. This decline was attributable to a decrease in international sales when compared to the same period last year.

COST OF GOODS SOLD
	Cost of goods sold for the first six months as a percent of net sales was 37% which represents a 1% increase from the 36% level for the same six-month period last year. Cost of goods sold for the current quarter as a percent of net sales was 38%, representing no change compared to the 38% level in the same quarter last year. The increase realized during the first six months of fiscal 2001 was attributable to changing mix of products sold due to the addition of the new Automata products and increasing sales of Reprocessing products.

SELLING, GENERAL AND ADMINISTRATIVE
	Selling, general and administrative expenses for the first six months increased 23% or $237,154 to $1,268,843 from $1,031,689 in the same period last year. For the current quarter, selling, general and administrative expenses totaled $603,292, which was up 20% or $100,080 from $503,212 expended in the same quarter one year ago. For the first six months, marketing expenses accounted for an overall one percent increase with Medical marketing expenses gaining over 78% from the prior year and Nusonics marketing expenses decreasing over 26%. The increased marketing expense for the Medical products can be attributed to increased advertising, compensation and telephone costs in marketing its new Automata products and is only half the rate of increase in Medical sales dollars. Decreased Nusonics marketing expenses are attributed to lower commission and advertising costs. For the first six months, Datatrace marketing costs decreased 17%. Administration costs for the quarter increased 55% due to increased amortization and consulting expense associated with the acquisition of Automata Instrumentation, Inc. and Company matching expense for the 401(k) plan which was initiated in January, 2000.

RESEARCH AND DEVELOPMENT
	Research and development for the first six months decreased to $125,747 from $130,902 which represents a 4% decrease from the same period last year. Research and development for the quarter was $65,076 which represents an increase of $5,191 or 9% from the $59,885 level expensed in the same quarter last year. During the first six months of fiscal 2001, research and development costs decreased due to lower consulting for Datatrace and Medical software product projects. For the second fiscal quarter, spending increased due mainly to increased material expenditures for prototype development of the Company's new Datatrace logging products.

NET INCOME
	Net income for the six months ended September 30, 2000 increased 20% to $1,029,213 or $.27 per share from $860,160 or $.22 per share last year. Net income for the quarter was $526,603 or $.14 per share compared to net income of $404,925 or $.11 per share in the same quarter last year. During the fiscal second quarter and first six months, net income increased due chiefly to increased revenue levels. This increase for the periods was partially off-set by higher amortization costs and lower interest income due to the acquisition of Automata Instrumentation, Inc.

PART II-OTHER INFORMATION
None.















MESA LABORATORIES, INC.

SEPTEMBER 30, 2000





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
	(Issuer)



DATED:  11/14/00   	BY:  /s/  Luke R. Schmieder
	   				 Luke R. Schmieder
    					 President, Chief Executive Officer,
    					 Treasurer and Director

DATED:  11/14/00 		BY:  /s/  Steven W. Peterson
	   				 Steven W. Peterson
         				 Vice President-Finance, Chief
   					 Financial and Accounting Officer and
   					 Secretary










[ARTICLE] 5

[PERIOD-TYPE]                   6-MOS                   6-MOS
[FISCAL-YEAR-END]                          MAR-31-2001             MAR-31-2000
[PERIOD-END]                               SEP-30-2000             SEP-30-1999
[CASH]                                       2,773,362               6,212,882
[SECURITIES]                                         0                       0
[RECEIVABLES]                                2,837,700               1,755,045
[ALLOWANCES]                                    70,000                  54,045
[INVENTORY]                                  2,127,990               1,961,055
[CURRENT-ASSETS]                             7,797,619               9,627,517
[PP&E]                                       2,909,138               2,762,404
[DEPRECIATION]                               1,359,912               1,201,814
[TOTAL-ASSETS]                              13,762,571              11,875,944
[CURRENT-LIABILITIES]                          596,341                 495,704
[BONDS]                                              0                       0
[PREFERRED-MANDATORY]                                0                       0
[PREFERRED]                                          0                       0
[COMMON]                                     2,479,935               2,384,767
[OTHER-SE]                                  10,558,604               8,917,472
[TOTAL-LIABILITY-AND-EQUITY]                13,762,571              11,875,944
[SALES]                                      4,606,516               3,669,082
[TOTAL-REVENUES]                             4,606,516               3,669,082
[CGS]                                        1,706,463               1,316,092
[TOTAL-COSTS]                                3,029,610               2,345,922
[OTHER-EXPENSES]                                     0                       0
[LOSS-PROVISION]                                     0                       0
[INTEREST-EXPENSE]                                   0                       0
[INCOME-PRETAX]                              1,576,906               1,323,160
[INCOME-TAX]                                   547,693                 463,000
[INCOME-CONTINUING]                          1,029,213                 860,160
[DISCONTINUED]                                       0                       0
[EXTRAORDINARY]                                      0                       0
[CHANGES]                                            0                       0
[NET-INCOME]                                 1,029,213                 860,160
[EPS-BASIC]                                        .27                     .22
[EPS-DILUTED]                                      .27                     .22