Form 10QSB
period 2000-12-31
MESA LABORATORIES INC /CO
filed 2001-02-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB


[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2000

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

There were 3,653,315 shares of the Issuer's common stock, no par value, outstanding as of December 31, 2000.









MESA LABORATORIES, INC.
BALANCE SHEETS
(UNAUDITED)
ASSETS				DECEMBER 31, 2000	MARCH 31, 2000
   CURRENT ASSETS
     Cash and Cash Equivalents	$ 2,847,332	    $2,849,709
     Accounts Receivable, Net	        3,067,520	     2,385,803
     Inventories	                    2,374,484	     1,961,055
     Prepaid Expenses	                 53,989	        38,331
     Deferred Income Taxes	          101,163  	 101,163

  TOTAL CURRENT ASSETS	              8,444,488	     7,336,061

   PROPERTY, PLANT & EQUIPMENT, NET	  1,576,325	     1,574,698

   OTHER ASSETS
     Intangible Assets, Net 	        4,311,834	     4,623,510

  	TOTAL ASSETS	            $14,332,647    $13,534,269

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable         	$   129,240	     $ 171,974
     Accrued Salaries & Payroll Taxes   313,676	       323,349
     Other Accrued Expenses	          204,010	       197,108
     Taxes Payable	                321,679	       114,683

	TOTAL CURRENT LIABILITIES	    968,605	       807,114

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable	    127,691	       127,691

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value	          -	             -
     Common Stock, No Par Value;
	 authorized 8,000,000 shares;
	issued and outstanding,
	3,653,315 shares (12/31/00)
      and 3,787,476 shares (3/31/00)  2,402,991	     2,687,087
     Retained Earnings	 10,833,360
9,912,377

  	TOTAL STOCKHOLDERS' EQUITY	 13,236,351     12,599,464


	TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY	            $14,332,647    $13,534,269








MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
						    Three Months		Three Months
						           Ended		       Ended
						   Dec. 31, 2000	     Dec. 31, 1999
Sales	                                    $2,010,386	        $2,277,250

Cost of Goods Sold	                     721,515	           735,313
Selling, General & Administrative	         611,497	           734,803
Research and Development	                77,683	            73,714
Other (Income) and Expenses	               (45,909)	           (60,438)
	                                     1,364,786	         1,483,392


Earnings Before Income Taxes	               645,600	          793,858

Income Taxes	                           237,000	          280,228

Net Income	                              $  408,600	       $  513,630


Net Income Per Share (Basic)	            $      .11	       $      .14

Net Income Per Share (Diluted)	      $      .11	       $      .14

Average Common Shares Outstanding (Basic)	 3,671,000	        3,739,000

Average Common Shares Outstanding (Diluted)3,725,000	        3,753,000























MESA LABORATORIES, INC.
STATEMENTS OF OPERATIONS
(UNAUDITED)
						     Nine Months	  Nine Months
							     Ended	        Ended
						   Dec. 31, 2000	Dec. 31, 1999
Sales	                                    $6,616,902     $5,946,332

Cost of Goods Sold	                   2,427,978	    2,051,404
Selling, General & Administrative	       1,880,903	    1,766,492
Research and Development	               203,430	      204,617
Other (Income) and Expenses	              (117,358)	     (193,198)
	                                     4,394,953	    3,829,315


Earnings Before Income Taxes	             2,221,949	    2,117,017

Income Taxes	                           784,693	      743,228

Net Income	                              $1,437,256	   $1,373,789


Net Income Per Share (Basic)	            $      .39	   $      .36

Net Income Per Share (Diluted)	      $      .38	   $      .36

Average Common Shares Outstanding (Basic)	 3,722,000	    3,833,000

Average Common Shares Outstanding (Diluted)3,751,000	    3,861,000
























MESA LABORATORIES, INC.
STATEMENTS OF CASH FLOWS
(UNAUDITED)
						       Nine Months	Nine Months
								 Ended	      Ended
                                         Dec. 31, 2000    Dec. 31, 1999
Cash Flows From Operating Activities:
 Net Income	                                $1,437,256	 $1,373,789
 Depreciation and Amortization	           390,103	    201,943
 Change in Assets and Liabilities-
    (Increase)  Decrease in Accounts
       Receivable	                            (681,717)	   (489,315)
    (Increase)  Decrease in Inventories	    (413,429)        (372,046)
    (Increase)  Decrease in Prepaid Expenses   (15,658)	    (14,194)
    Increase (Decrease) in Accounts Payable    (42,734)         148,007
    Increase (Decrease) in Accrued Liabilities 204,225	     94,159
Net Cash (Used) Provided by Operating
 Activities	                                   878,046	    942,343

Cash Flows From Investing Activities:
  (Increase) Decrease in Intangible Assets	     -   	 (4,024,546)
  Capital Expenditures, Net of Retirements     (80,053)	    (43,303)
Net Cash (Used) Provided by Investing
  Activities	                             (80,053)	 (4,067,849)

Cash Flows From Financing Activities:
 Stock Issued for Acquisitions	                 -	    387,500
 Treasury Stock Purchases	                (814,312)      (1,829,905)
 Proceeds From Stock Options Exercised	      13,942  	     71,334
Net Cash (Used) Provided by Financing
 Activities	                                  (800,370)	 (1,371,071)

Net Increase (Decrease) In Cash and
 Equivalents	                              (2,377)	 (4,496,577)

Cash and Cash Equivalents at Beginning
 of Period	                                 2,849,709	  6,675,417

Cash and Cash Equivalents at End of Period  $2,847,332	 $2,178,840


















MESA LABORATORIES, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF
   	   OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

	On December 31, 2000, the Company had cash and short term investments of $2,847,332. In addition, the Company had other current assets totaling $5,597,156 and total current assets of $8,444,488. Current liabilities of Mesa Laboratories, Inc. were $968,605 which resulted in a current ratio of 8.7:1.

	The Company has made net capital asset purchases of $80,053 for the fiscal year-to-date.

	The Company has instituted a program to repurchase up to 500,000 shares of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. During the first nine months of the current fiscal year, the Company repurchased 157,051 shares of its outstanding common stock.


RESULTS OF OPERATIONS

REVENUE
	Net sales for the nine months ended December 31, 2000 increased $670,570 or 11% to $ 6,616,902 from the $5,946,332 net sales level achieved for the same nine month period last year. Net sales for the quarter decreased $266,864 or 12% to $2,010,386 from the $2,277,250 net sales level achieved in the same quarter last year. For the first nine months, Medical products increased over 100% which was off-set by 24% decreases in Nusonics and Datatrace sales. The Medical products sales increase was attributable to the addition of the Automata product line. Nusonics products continued its downward trend for the first nine months. The Datatrace line suffered a decrease of 24% during the first nine months. This decline was attributable to a decrease in international sales when compared to the same period last year. In total, third fiscal quarter sales were affected by production delays due to parts shortages. At quarter end, the Company was carrying a backlog of over $400,000 which was more than double normal levels.





COST OF GOODS SOLD
	Cost of goods sold for the first nine months as a percent of net sales was 37% which represents a 3% increase from the 34% level for the same nine month period last year. Cost of goods sold for the current quarter as a percent of net sales was 36%, representing a 4% increase compared to the 32% level in the same quarter last year. The increase realized during the first nine months of fiscal 2001 was attributable to changing mix of products sold due to the addition of the new Automata products and increasing sales of Reprocessing products.

SELLING, GENERAL AND ADMINISTRATIVE
	Selling, general and administrative expenses for the first nine months increased 6% or $114,411 to $1,880,903 from $1,766,492 in the same period last year.
For the current quarter, selling, general and administrative expenses totaled $611,497, which was down 17% or $123,306 from $734,803 expended in the same quarter one year ago. For the first nine months, marketing expenses accounted for a decrease of less than one percent with Medical marketing expenses gaining 58% from the prior year and Nusonics marketing expenses decreasing over 37%. The increased marketing expense for the Medical products can be attributed to increased advertising, compensation and telephone costs in marketing its new Automata products and is lower than the rate of increase in Medical sales dollars. Decreased Nusonics marketing expenses are attributed to lower commission and advertising costs. For the first nine months, Datatrace marketing costs decreased 13%. Administration costs for the first nine months increased 14% due to increased amortization and consultant expense associated with the acquisition of Automata Instrumentation, Inc.

RESEARCH AND DEVELOPMENT
	Research and development for the first nine months decreased to $203,430 from $204,617 which represents a decrease of less than 1% from the same period last year. Research and development for the quarter was $77,683 which represents an increase of $3,969 or 5% from the $73,714 level expensed in the same quarter last year. During the first nine months of fiscal 2001, the change in research and development costs was negligible. For the third fiscal quarter, spending increased due mainly to increased labor costs for prototype development of the Company's new Datatrace logging products.

NET INCOME
	Net income for the nine months ended December 31, 2000 increased 5% to $1,437,256 or $.38 per share from $1,373,789 or $.36 per share last year. Net income for the quarter was $408,600 or $.11 per share compared to net income of $513,630 or $.14 per share in the same quarter last year. During the first nine months, net income increased due chiefly to increased revenue levels. This increase for the periods was partially off-set by higher amortization costs and lower interest income due to the acquisition of Automata Instrumentation, Inc. For the fiscal third quarter, net income decreased due chiefly to lower revenue levels.

PART II-OTHER INFORMATION
	None.










MESA LABORATORIES, INC.

DECEMBER 31, 2000





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


MESA LABORATORIES, INC.
	(Issuer)



DATED:  2/14/01   	BY:  /s/ Luke R. Schmieder
 .                            Luke R. Schmieder
                             President, Chief Executive
                             Officer, Treasurer and Director

DATED:  2/14/01 		BY:  /s/ Steven W. Peterson
 .                 	     Steven W. Peterson
                             Vice President-Finance, Chief
                             Financial and Accounting
                             Officer and Secretary



[ARTICLE] 5

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                          MAR-31-2001
[PERIOD-END]                               DEC-31-2000
[CASH]                                       2,847,332
[SECURITIES]                                         0
[RECEIVABLES]                                3,077,520
[ALLOWANCES]                                  (10,000)
[INVENTORY]                                  2,374,484
[CURRENT-ASSETS]                             8,444,488
[PP&E]                                       2,968,379
[DEPRECIATION]                             (1,386,054)
[TOTAL-ASSETS]                              14,332,647
[CURRENT-LIABILITIES]                          968,605
[BONDS]                                              0
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[COMMON]                                     2,402,991
[OTHER-SE]                                  10,833,360
[TOTAL-LIABILITY-AND-EQUITY]                14,332,647
[SALES]                                      6,616,902
[TOTAL-REVENUES]                             6,616,902
[CGS]                                        2,427,978
[TOTAL-COSTS]                                4,512,311
[OTHER-EXPENSES]                                     0
[LOSS-PROVISION]                                     0
[INTEREST-EXPENSE]                                   0
[INCOME-PRETAX]                              2,221,949
[INCOME-TAX]                                   784,693
[INCOME-CONTINUING]                          1,437,256
[DISCONTINUED]                                       0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 1,437,256
[EPS-BASIC]                                        .39
[EPS-DILUTED]                                      .38