Form 10KSB
period 2001-03-31
MESA LABORATORIES INC /CO
filed 2001-06-29
CIK 724004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2001

Commission File Number 0-11740

                             MESA LABORATORIES, INC.
                 (Name of small business issuer in its charter)

             Colorado                                    84-0872291
      --------------------                         ----------------------
(State or other jurisdiction of                  (I.R.S. Employer Identifica-
incorporation or organization)                          tion Number)

   12100 West Sixth Avenue  Lakewood, Colorado              80228
   -------------------------------------------              -----
    (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:  (303) 987-8000

Securities registered under Section 12(g) of the Exchange Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section  13 or 15 (d) of the  Exchange  Act  during  the past 12 months (or for such  shorter  period  that the  registrant  was  required to file such reports),  and (2) has been  subject to such  filing  requirements  for the past 90 days.

                          YES   X          NO
                              -----            ------

Check  if  disclosure  of  delinquent  filers  in  response  to Item 405 of
Regulation  S-B is not contained in this form,  and no  disclosure  will be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements  incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $9,099,963.

State the aggregate  market value of the voting and non-voting  equity held
by   non-affiliates   of   the   Registrant:    As   of   June   1,   2001:
$12,870,319*.

State the number of shares  outstanding of each of the issuer's  classes of common  equity,  as of the latest  practicable  date:  No Par Value  Common
Stock--3,493,560 shares as of June 1, 2001.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No    X  .
                                                    -----       -----

 *    The aggregate  market value was determined by multiplying  the number of  outstanding  shares  (excluding  those  shares  held of record by officers,  directors and greater than five percent  shareholders)  by
      $5.05,  the last sales price of the  Registrant's  common stock as of
      June 1,  2001,  such date  being  within 60 days prior to the date of filing.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

      Mesa  Laboratories,  Inc.  (hereinafter  referred to as the "Company"
or "Mesa") was  incorporated  as a Colorado  corporation on March 26, 1982.
The  Company  designs,   develops,   acquires,   manufactures  and  markets
instruments   and  systems   utilized   in   connection   with   industrial
applications  and  hemodialysis   therapy.  In  August  1984,  the  Company
acquired  Western  Laboratories  Corp.,  a  manufacturer  and marketer of a line of  instruments  for  use in  calibrating  hemodialysis  proportioning equipment.  In June 1989,  the  Company  acquired  the  DATATRACE(R)product line of Ball  Corporation.  In  February  1993,  the Company  acquired  the assets of NUSONICS,  Inc., a  manufacturer  of  ultrasonic  flow meters and
analyzers.    In   December   1999,   The   Company    acquired    Automata
Instrumentation,   Inc.,  a   manufacturer   and  marketer  of  a  line  of
instruments   for  use  in   calibrating   and  verifying   performance  of
hemodialysis equipment.

      The Company  presently  markets the DATATRACE(R)and ELOGG(R)recording systems  which  are  used in  various  industrial  applications;  NUSONICS(R)
Concentration  Analyzers,  Pipeline  Interface  Detectors  and  Flow  Meter
products  which  are  used  in  various  industrial  applications;  and two product  lines  used in  kidney  dialysis  [Dialysate  Meters  and the ECHO
Reprocessing  Products].  The  Company  is  also  performing  research  and development to expand the application of its technology.

      All statements  other than  statements of historical fact included in
this  annual  report  regarding  the  Company's   financial   position  and
operating and strategic  initiatives and addressing  industry  developments are forward-looking  statements.  Where, in any forward-looking  statement, the Company,  or its  management,  expresses an expectation or belief as to future results,  such  expectation or belief is expressed in good faith and believed to have a reasonable  basis,  but there can be no  assurance  that the  statement  of  expectation  or belief  will  result or be  achieved or
accomplished.   Factors   which  could  cause  actual   results  to  differ
materially from those  anticipated,  include but are not limited to general economic,  financial  and  business  conditions;  competition  in the  data logging market;  competition in the kidney dialysis market;  competition in the  fluid  measurement  market;  the  discontinuance  of the  practice  of dialyzer  reuse;  the business  abilities and  judgement of personnel;  the impacts of unusual items  resulting  from ongoing  evaluations  of business strategies; and changes in business strategy.

      Mesa's  executive  offices  are  located at 12100 West Sixth  Avenue,
Lakewood, Colorado 80228, telephone (303) 987-8000.

Data Logging

      The world market for  temperature  sensors,  indicators and recorders is  currently  estimated  at over $2 billion and is projected to grow at an annual  rate of 4-6% over the next  several  years.  The  electronics-based thermal  sensor  market  to  which  DATATRACE(R)products  belong  currently exceeds  $100  million  and is  expected  to expand at a rate of between 9%
and 11%.

      The   temperature   and   humidity   recording   markets  are  highly
segmented.  DATATRACE(R)products have developed  application  niches within major industry  segments such as food  processing,  medical  sterilization,
pharmaceutical   processing,   transportation,    electronics,   aerospace,
storage  facilities  and textile  manufacturing.  DATATRACE(R)products  are used in any industry  where  temperature,  pressure or humidity is critical to the  manufacturing  process,  quality of the  product  or where  product temperature,  pressure or humidity  profiles  are  required in a continuous or moving process environment.
DATATRACE(R)Micropack Tracers, FRB Tracers and Flatpack Tracers

      The   Micropack    Tracer    utilizes   the   latest    advances   in
microcircuitry,  power supply and sensor  technologies.  The  instrument is computer  based and can be  programmed  by the user to take and store up to
1,000  temperature,  temperature  and humidity or temperature  and pressure readings.  A lithium  battery is utilized so that the device is  completely self-contained  and  requires  no  external  wires or cables.  The  devices operate  at temperatures from - 40(0)F  to 680(0)F and  provide  both  high
accuracy   and   reliability.   Currently,   the   Micropack   Tracers  for
temperature   are  sold  with  various   probe   configurations   in  three
temperature  ranges:  LoTemp(R)which  records  temperatures from -40(0)F to
185(0)F; Standard Temp(R), which records temperatures from 50(0)F to 302(0)F;
and  HiTemp(R),  which records temperatures from 212(0)F  to  680(0)F.  The
Flatpack  Tracer  provides the customer  with a flat profile  instrument in addition to the round  Micropack  Tracer.  The  Flatpack  Tracer is offered in the same temperature  ranges and probe  configurations  as the Micropack
Tracer.   Offering  the  same   features  but  slightly   larger  than  the
Micropack  Tracer,  the FRB  Tracer  provides  users  with the  ability  to replace  batteries  at their  facility,  lowering  operating  cost and down
time  for  factory   replacement   of  the  battery.   Utilizing  the  same
electronics  and FRB Tracer  packaging,  the Company  offers a humidity and
temperature   version  of  its  FRB  Tracer  product  and  a  pressure  and temperature version of its FRB Tracer product.

      The DATATRACE(R)Tracers can be placed  completely  inside a container or process to provide true time and  temperature or time,  temperature  and humidity,  or time,  temperature  and  pressure  profiles of  manufacturing processes,  transportation  systems and storage facilities.  Optional probe configurations  and  attachments  allow the Tracers to be adapted to a wide variety  of  applications.  By  eliminating  the  need  for  wires or cable connections,  the  Tracer  greatly  reduces  set up time  while  increasing measurement reliability.

DATATRACE(R)PC Interface

      The DATATRACE(R)product line also includes a PC Interface  Module and system  software  for  user  programming  of  the  Tracer  instruments  for graphics  software and displaying and analyzing  results.  Programming  and retrieval  of data from the Tracer is achieved  by placing  the  instrument in the PC  Interface  Module  which is linked to a personal  computer.  The system's  software is menu  driven,  allowing  the  operator to quickly and
easily  program  start  time  and  date,   sample  intervals  and  run  ID.
Programming  can be  accomplished  within fifteen  seconds by the operator.
After a process run,  data is  retrieved by returning  the Tracer to the PC
Interface Module and following the menu instructions.

ELOGG(R)Dataloggers

      The Company  distributes the ELOGG(R)Datalogger  product line in North
America.  The ELOGG(R)line is similar  in concept to the  DATATRACE(R)line, featuring  different  benefits to the end-user such as longer battery life, extended  memory  and  humidity  logging  in  certain  models.  Unlike  the
DATATRACE(R)products,  the  ELOGG(R)is a  larger  device  which  is  not as environmentally  resistant and is ideally  suited for long-term  monitoring applications,  such as  transportation  and  warehousing.  The ELOGG(R)line also features a PC Interface Module and software for user programming.

Sonic Fluid Measurement

      The Company's  sonic fluid  measurement  product line consists of two major segments:  Sonic Flow Meters and  Concentration  Monitors.  While the
total  market  for flow  meters is very  large,  the  NUSONICS(R)Sonic Flow
Meters  best  serve   applications   where   cleanliness,   resistance   to
corrosives or portability  are required.  Specific  applications  where the
NUSONICS(R)products are  particularly  well suited include water treatment, chemical  processing and heating,  ventilation and air conditioning  (HVAC)
applications.
      The  Concentration  Monitor  segment of the product line  consists of
Pipeline  Interface  Detectors and  Concentration  Analyzers.  The Pipeline
Interface  Detector  serves a smaller market niche while the  Concentration
Analyzers serve a wider variety of industry  application,  such as chemical
and  food   processing,   pharmaceutical   processing  and   polymerization
processes.

NUSONICS(R)Sonic Flow Meters

      The Sonic  Flow Meter  line is a range of  products  which are suited to various  measurement  applications.  Introduced  during fiscal 1995, the
Model  CM800  Sonic  Flow Meter is the  Company's  main  wetted  transducer meter.  With  transducers  that are  mounted  through  the pipe wall and in contact  with  the  material  flowing  through  the  pipe,  it is the  most accurate  type of  ultrasonic  flow  meter.  The Model 90 Sonic  Flow Meter features  strap-on  transducers  and is sold in portable and fixed  process versions.  This product offers  flexibility  and  portability for measuring flow and is totally  noninvasive,  measuring  flow rates  through  the pipe wall.  The Company offers flow  measurement  products  directed  toward the heating,  ventilation  and air  conditioning  (HVAC)  market.  The  Balance
Master  Meter is a  hand-held  portable  meter  which  quickly  plugs  into specialized  flow  stations  with window seal ports.  This meter allows the plant  engineer to quickly  read and adjust  flow  within a  building.  The
CM800  Flow  Meter  utilizes  the same  window  seal flow  stations  as the
Balance  Master to provide  continuous  flow  monitoring  for use in energy management  systems.  In addition,  the Company markets doppler flow meters
in  both   permanent   and   strap-on   transducer   models.   Unlike   the
transit-time  technology that the Company's other flow products  utilize to measure  clean fluids with  dissolved  solids,  the doppler  technology  is utilized when the fluids to be measured  contain  either  suspended  solids or entrained  gases.  Over the past four years,  the ultrasonic  flow meter market has shifted  preference to strap-on  transducer  flow meters and has become highly price  competitive.  While the Company  continues to sell its flow  meters for certain  applications,  demand for this  product  line has contracted and the  contribution  of this product line has declined to less than 5% of total revenues in fiscal 2001.

NUSONICS(R)Sonic Concentration Analyzers

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

      Composition  Analyzers are marketed to various  industrial  users and are  currently  used to monitor  more than 250  different  materials.  On a real time basis,  the analyzer  will monitor the  composition  of materials for process  control of blending  operations  or for  tracking the progress of  polymerization  processes.  The CP20 Analyzer is the  Company's  newest analyzer product.  Incorporating  state-of-the-art  electronic design and a new transducer  design,  this product  offers  advanced  features,  smaller size,  reduced  manufacturing cost and simpler  installation.  In addition, the Company  also offers its Model 86,  Model 87 (a  laboratory  model) and the Model 88 Composition Meters.

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
Blood is brought  extracorporally  to the dialysis  machine for control and monitoring  and passes  through  the  dialyzer  where  waste  products  and excess  water are removed.  This  treatment  generally  lasts three to four
hours  and  is  conducted   three  times  per  week.   These   hemodialysis
procedures are performed in kidney dialysis  centers,  hospitals and in the home.  The bulk of the  treatments  are conducted in over 3,500 clinics and hospital  centers.  Currently,  there are over 275,000 patients in the U.S.
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

      In December  1999,  the Company  acquired  Automata  Instrumentation,
Inc.  and its line of  Dialysate  Meters.  This line  features  the  NEO-2,
Phoenix,  Neo-Stat  + and Hydra  meters.  The NEO-2  Meter,  introduced  in
October  1999,  is a next  generation  meter that  replaces  the  Company's
NEO-1 Meter and measures  conductivity,  pressure,  temperature and pH. The remaining  meters are smaller  sample meters  utilizing a patented,  simple and unique syringe  sampling  system.  With its ease of operation and lower cost,  this group of meters is usually  utilized by the patient  care staff of hemodialysis facilities.

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

Marketing and Distribution

      The Company's  domestic sales of its dialysis  products are generated
by  its   in-house   marketing   staff  while  the  Company   maintains  an
organization of independent  manufacturers'  representatives  to distribute its  DATATRACE(R)and  ELOGG(R)product  lines.  For  its  NUSONICS(R)product
lines,  a  separate  organization  of  manufacturers'   representatives  is
maintained.   International   sales   are   conducted   through   over   50
distributors.  During the fiscal year ended March 31,  2001,  approximately
68% of  sales  have  been  domestic  and 32%  have  been  international  to countries  throughout Europe,  Africa,  Australia,  Asia and South America,
as well as Canada and Mexico.

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

      DATATRACE(R)and ELOGG(R)customers  include  numerous  industrial users
who   utilize   the   products   within   a   variety   of   manufacturing,
transportation  and storage  applications.  The  emphasis of the  Company's marketing  effort is to offer a quality  product that provides a unique and
flexible   solution  to   monitoring   temperature   or  humidity   without
interfering with the processing, transportation or storage of the product.

      NUSONICS(R) customers  include  various   industries  such  as  water
treatment,  manufacturing,  HVAC and petroleum product transportation.  The
Company's  marketing  efforts are focused on offering flow  measurement and
concentration   monitoring  in  difficult  environments  where  noninvasive monitoring techniques are required.
      During  the  fiscal  year  ended  March  31,   2001,   one   customer
represented  approximately  13% of the  Company's  revenues.  At March  31,
2001,  this  customer  represented   approximately  12%  of  the  Company's
account  receivable  balance.  The  Company  does  not  believe  that it is dependent  upon a single  customer  or a few  customers,  whose  loss would have a material long term adverse effect upon the Company's business.

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

      Companies  with  which  Mesa's  medical   products   compete  include
Minntech  Corporation.  Companies  with which Mesa's  DATATRACE(R)and ELOGG(R)
instrumentation  products  compete  include  Kaye  Instruments,  Testoterm,
Inc.  and  Rustrak  Instruments.  Companies  with  which  Mesa's  NUSONICS(R)
products  compete  include  Controlotron,  Badger Meter,  Rosemount,  Great
Lakes Instruments and Panametrics.

      In  the  area  of  dialyzer  reuse,   management  believes  that  the
availability  of  an  automated   reprocessing  system  which  consistently
cleans,  rinses  and  disinfects  dialyzers,  as well  as  tests  them  for
physical   performance  and  leaks,  can   dramatically   alter  the  reuse
patterns.  Mesa  believes  that it is the  largest  supplier of meters used
to  calibrate  hemodialysis  equipment,   although  it  has  not  conducted
independent  market  surveys.  The  DATATRACE(R)and ELOGG(R)products  offer unique  solutions to monitoring  temperature or humidity and temperature or
pressure  and  temperature   through  a  continuous  process  or  long-term
transportation  and  warehousing  applications.  Although  there  are other solutions to temperature,  humidity and pressure monitoring available,  the
DATATRACE(R)products offer a miniaturized,  self-contained,  environmentally
resistant,   wireless  solution.  NUSONICS(R)products  offer  solutions  to monitoring  of clean fluids as well as highly  corrosive  materials,  which are either  noninvasive  or do not disturb the flow of the product  through the pipe.  NUSONICS(R)products  also offer a unique  solution to monitoring variations  in a  fluid's  concentration  as the  fluid  passes  through  a pipeline into or out of a process.

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

Employees

      At March  31,  2001,  the  Company  had a total of 52  employees,  of which 51 were  full-time  employees.  Currently,  nine persons are employed for  marketing,  four for research and  development,  32 for  manufacturing and quality assurance and seven for administration.

Additional Information

      For the  fiscal  years  ended  March 31,  2001 and 2000,  Mesa  spent approximately  $308,166 and $281,651,  respectively,  on  Company-sponsored research and development activities.

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

      The Company has been issued  patents for its  DATATRACE(R)temperature recording  devices  and its  NUSONICS(R)sonic  flow  measurement  and sonic concentration  monitoring  products.  Failure to obtain  patent  protection on the  Company's  remaining  products  may  have a  substantially  adverse effect  upon  the  Company  since  there  can be no  assurance  that  other companies  will not  develop  functionally  similar  products,  placing the
Company  at  a  competitive   disadvantage.   Further,   there  can  be  no
assurance   that  patent   protection   will  afford   protection   against
competitors  with similar  inventions,  nor can there be any assurance that
the  patents  will  not  be   infringed  or  designed   around  by  others.
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on
      January 18, 2001.  Of the 3,653,015
Shares entitled to vote, 3,548,275 were represented either in person or by proxy.  Four Directors were elected to
serve until the next Annual Meeting of Shareholders.

            The five directors elected were:
                                               FOR                  WITHHELD
                                          ------------             ----------
            Michael T. Brooks             3,304,077                244,198
            H. Stuart Campbell            3,315,177                233,098
            Paul D. Duke                  3,317,477                230,798
            Luke R. Schmieder             3,317,477                230,798

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

      Quarter Ended                                    High        Low
      -------------                                    ----        ---

      June 30, 1999                                   5 1/4       4 13/32
      September 30, 1999                              5 3/16      4  3/8
      December 31, 1999                               4 11/16     3  5/8
      March 31, 2000                                  4 3/4       3  9/16

      Quarter Ended                                    High        Low
      -------------                                    ----        ---

      June 30, 2000                                   6 1/4       4 3/16
      September 30, 2000                              7           5 1/4
      December 31, 2000                               6 3/4       5 3/8
      March 31, 2001                                  6 1/2       5 1/8

      The  Nasdaq  National  Market  quotations  set forth  herein  reflect inter-dealer prices, without retail mark-up,  mark-down,  or commission and may not represent actual transactions.

     (b)  As of March 31,  2001,  there  were  approximately  1,500  record  and beneficial holders of Mesa's common stock.

     (c)  The Company has not declared or paid any dividends to date.

     (d)  During the fiscal year ended March 31, 2001,  the Company did not sell any equity  securities  that were not registered  under the Securities
          Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Net Sales

      Net sales for fiscal  2001  increased  5% from fiscal  2000.  In real dollars,  net sales of  $9,099,963 in fiscal 2001  increased  $444,632 from
$8,655,331  in  2000.  Net  sales  increase  in  fiscal  2001 was due to an
increase   in  sales   resulting   from   the   acquisition   of   Automata
Instrumentation,  Inc. on December 7, 1999.  This  increase  was off-set by declines in Datatrace and Nusonics  products.  Sales of Datatrace  products declined  over 20% during  fiscal  2001.  While the world  wide  market for capital  goods was weak,  these  products  were  significantly  hurt by the decrease in the value of the EURO in comparison  to the Dollar,  which made the product  more  expensive  in the European  market  during  fiscal 2001.
The  market in Japan was also  softer  for these  products  during the year adding to the  decline in  international  sales.  The  decline in  Nusonics products was almost  identical to the decline in Datatrace  products during fiscal  2001,  but  reflects  the  declining  investment  in our flow meter products.

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

Cost of Sales

      Cost of sales as a  percent  of net sales in  fiscal  2001  increased
3.2%  from  fiscal  2000 to  39.4%.  There  were  two  main  factors  which impacted this increase  during fiscal 2001.  Incorporation  of the Automata products  into the  sales  mix for the full  year had a  slightly  negative impact on the  Company's  mix of  product  gross  margins.  The  decline in
Datatrace  product sales during the year had a further  negative  impact on the  Company's  sales mix,  since  these  products  currently  provide  our highest gross margin by product.

      Cost of sales as a  percent  of net sales in  fiscal  2000  increased
3.3% from fiscal 1999 to 36.2%.  During fiscal 2000,  the company  incurred higher  than  normal  obsolescence  charges as it  adjusted  its flow meter product  inventory.  Fiscal 2000 was also  impacted by the  addition of the
Automata products to the overall sales mix.

Selling, General and Administrative

      Selling  costs  decreased  12% from fiscal 2000 to 2001.  In dollars,
selling  costs  declined   $149,630  to  $1,144,390  in  fiscal  2001  from
$1,294,020 in fiscal 2000.  The decrease in selling  expense  during fiscal
2001  was due  chiefly  to a  reduction  in  outside  commission  expenses.
Decreases  in sales of  Datatrace  and  Nusonics  products,  which are sold primarily through independent sales  representatives,  led to a significant decrease  in  commissions.  Increased  medical  product  sales,  which  are primarily  sold though direct sales  personnel,  led to higher  salesperson commissions  for the  year,  but  these  were  partially  off-set  by lower bonuses.

      General and  administrative  expenses were  $1,252,812 in fiscal 2001 and  $1,099,585  in  fiscal  2000,  which  represents  a  $153,227  or  14%
increase  from fiscal 2000 to fiscal 2001.  During  fiscal 2001,  increased amortization  expense  was  incurred  due to the  Automata  acquisition  in fiscal 2000.  The newly  implemented  401 (k) plan also  increased  benefit expenses.  These  costs were  partially  off-set by  decreased  acquisition costs.
      Selling  costs  decreased  6% from  fiscal  1999 to fiscal  2000.  In real dollars,  selling expenses  decreased  $88,105 to $1,294,020 in fiscal
2000 from  $1,382,125 in fiscal 1999.  The decrease in selling  expenses in fiscal  2000  was  due to  decreases  in  Nusonics  and  Datatrace  selling expenses which were partially  off-set by an increase in Medical  expenses, which  was  due  to the  increased  expense  levels  of  the  new  Automata products.

      General and  administrative  expenses were  $1,099,585 in fiscal 2000 and  $849,096 in fiscal 1999,  which  represents a $250,489 or 30% increase from fiscal 1999 to fiscal 2000.  Increased  costs in fiscal 2000  included approximately  $100,000 of acquisition costs,  $100,000 of amortization and increased consulting.

Research and Development

      Company  sponsored  research and development  cost $308,166 in fiscal
2001 and  $281,651 in fiscal  2000,  which  represents  a 9% increase  from year to year.  Increases in  compensation  and  materials  costs  accounted for the  increase  in expense  during  fiscal  2001.  Current  projects  in development  include a new generation  Datatrace  instrument,  enhancements to  the  Datatrace  user  software  and  feasibility  work  on a new  meter product for the dialysis market.

      Company  sponsored  research and development  cost $281,651 in fiscal
2000 and $236,769 in fiscal  1999,  which  represents  a 19% increase  from year to year.  The  increase in fiscal 2000 was due to higher  compensation costs for the year due to an increase in personnel later in fiscal 1999.

Net Income

      Net income  decreased  to  $1,832,268  or $.49 per share on a diluted basis in fiscal 2001 from  $2,106,619  or $.55 per share on a diluted basis in  fiscal  2000.  The  decrease  in net  income  during  fiscal  2001  was partially  due to the  changes in product  mix  highlighted  in the Cost of
Goods  Sold  section  of  this  report.  Additionally,   increased  charges
against accounts  receivable,  inventory and fixed assets were taken during the year which are not expected to recur in fiscal 2002.

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

Liquidity and Capital Resources

      On March 31,  2001,  the Company had cash and short term  investments
of  $2,316,769.   In  addition,   the  Company  had  other  current  assets
totaling  $5,822,592  and  total  current  assets  of  $8,139,361.  Current liabilities  of Mesa  Laboratories,  Inc. were $860,715 which resulted in a current  ratio of 9:1.  For  comparison  purposes at March 31,  2000,  Mesa had cash and short term  investments  of  $2,849,709,  other current assets of $4,486,352,  total current assets of $7,336,061,  current liabilities of
$807,114 and a current ratio of 9:1.

      Mesa  has  made  capital  acquisitions  of  $80,053  during  the past
fiscal   year.   On  December  7,  1999  the  Company   acquired   Automata
Instrumentation, Inc., utilizing $4,100,000 of its cash reserves.

      The  Company has  instituted  a program to  repurchase  up to 500,000 shares of its  outstanding  common  stock.  Under the plan,  the shares may be purchased  from time to time in the open market at prevailing  prices or in  negotiated  transactions  off  the  market.  Shares  purchased  will be canceled and repurchases will be made with existing cash reserves.

ITEM 7.  FINANCIAL STATEMENTS.

MESA LABORATORIES, INC.

                                TABLE OF CONTENTS

Independent Auditors' Report

Financial Statements:

Balance Sheets

Statements of Income

Statements of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Mesa Laboratories, Inc.
Lakewood, Colorado

We have  audited  the  accompanying  balance  sheets of Mesa  Laboratories,
Inc. as of March 31, 2001 and 2000,  and the related  statements of income, stockholders'  equity,  and cash  flows for the  years  then  ended.  These financial  statements are the  responsibility of the Company's  management.
Our  responsibility is to express an opinion on these financial  statements based on our audits.

We conducted our audits in accordance  with  auditing  standards  generally accepted in the United  States of America.  Those  standards  require  that we plan  and  perform  the  audit  to  obtain  reasonable  assurance  about whether the  financial  statements  are free of material  misstatement.  An audit  includes  examining,  on  a  test  basis,  evidence  supporting  the amounts  and  disclosures  in  the  financial  statements.  An  audit  also
includes   assessing  the  accounting   principles   used  and  significant
estimates made by management,  as well as evaluating the overall  financial statement  presentation.  We believe  that our audits  provide a reasonable basis for our opinion.

In  our  opinion,  the  financial  statements  referred  to  above  present
fairly,  in  all  material   respects,   the  financial  position  of  Mesa
Laboratories,  Inc. as of March 31,  2001 and 2000,  and the results of its operations  and its cash  flows for the years  then  ended,  in  conformity with  auditing  standards  generally  accepted  in  the  United  States  of
America.

                                         /s/Ehrhardt Keefe Steiner & Hottman PC
                                            Ehrhardt Keefe Steiner & Hottman PC
May 10, 2001
Denver, Colorado

                             BALANCE SHEETS

                                                        March 31,
                                              ---------------------------
                                                  2001            2000
                                              -----------     -----------
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents .............     $ 2,316,769     $ 2,849,709
  Accounts receivable -
    trade, net of allowance for doubtful
      accounts of $50,000 (2001) and
      $70,000 (2000) ....................       3,232,706       2,338,995
    Other ...............................          53,631          46,808

  Inventories ...........................       2,402,847       1,961,055
  Prepaid expenses ......................          27,508          38,331

  Deferred income taxes .................         105,900         101,163
                                              -----------     -----------
  TOTAL CURRENT ASSETS ..................       8,139,361       7,336,061

PROPERTY, PLANT AND EQUIPMENT, net of
   accumulated depreciation of $1,397,991
   (2001) and $1,307,628 (2000) .........       1,471,662       1,574,698

OTHER ASSETS:
  Intangible Assets, net of accumulated
    amortization of $1,587,907 (2001) and
    $1,172,339 (2000) ...................       4,207,942       4,623,510
                                              -----------     -----------
                                              $13,818,965     $13,534,269
                                              ===========     ===========

                       See notes to financial statements.

                             BALANCE SHEETS

                                                      March 31,
                                             ---------------------------
                                                 2001           2000
                                             -----------     -----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade ..............     $   353,519     $   171,974
  Accrued salaries and payroll taxes ...         267,964         323,349

  Accrued warranty expense .............          12,000          25,000

  Other accrued liabilities ............          96,771         172,108

  Taxes payable ........................         130,461         114,683
                                             -----------     -----------
  TOTAL CURRENT LIABILITIES ............         860,715         807,114

LONG TERM LIABILITIES:
  Deferred income taxes ................          25,292         127,691

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
    authorized 1,000,000 shares; none
    issued .............................            --              --
  Common stock, no par value; authorized
    8,000,000 shares; issued and
    outstanding, 3,542,160 (2001)
    and 3,787,476 (2000) ...............       2,165,549       2,687,087
  Retained earnings ....................      10,767,409       9,912,377
                                             -----------     -----------
                                              12,932,958      12,599,464
                                             -----------     -----------
                                             $13,818,965     $13,534,269
                                             ===========     ===========

                       See notes to financial statements.

                             STATEMENTS OF INCOME

                                                     Year Ended March 31,
                                                ----------------------------
                                                    2001            2000
                                                -----------      -----------

SALES .....................................     $ 9,099,963      $ 8,655,331
COST OF SALES .............................       3,588,266        3,134,828
                                                -----------      -----------

GROSS PROFIT ..............................       5,511,697        5,520,503
                                                -----------      -----------

OPERATING EXPENSES:
  Selling .................................       1,144,390        1,294,020
  General and administrative ..............       1,252,812
                                                                   1,099,585
  Research and development ................         308,166          281,651
                                                -----------      -----------
TOTAL OPERATING EXPENSES ..................       2,705,368        2,675,256
                                                -----------      -----------

OPERATING INCOME ..........................       2,806,329        2,845,247
INTEREST INCOME ...........................         146,474          243,832
OTHER EXPENSE .............................         (75,511)            --
                                                -----------      -----------

EARNINGS BEFORE INCOME TAXES ..............       2,877,292        3,089,079

INCOME TAXES ..............................       1,045,024          982,460
                                                -----------      -----------

NET INCOME ................................     $ 1,832,268      $ 2,106,619
                                                ===========      ===========

NET INCOME PER SHARE - BASIC ..............     $       .50      $       .55
                                                ===========      ===========

NET INCOME PER SHARE - DILUTED ............     $       .49      $       .55
                                                ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING - BASIC .       3,694,356        3,824,397
                                                ===========      ===========

AVERAGE COMMON SHARES OUTSTANDING - DILUTED       3,722,317        3,840,865
                                                ===========      ===========

                       See notes to financial statements.

                             STATEMENT OF STOCKHOLDERS' EQUITY

                                          Common Stock
                                  -----------------------------                             Total
                                   Number of                          Retained          Stockholders'
                                    Shares             Amount         Earnings             Equity
                                  -----------       -----------     -------------       -----------

BALANCE, March 31, 1999 ....        4,035,183      $  2,894,900      $  9,010,724      $ 11,905,624

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment ...............           29,478            82,996              --              82,996

Common stock issued for
  Acquisition of Automata
  Instrumentation, Inc. ....          100,000           387,500              --             387,500

Purchase and retirement of
  treasury stock ...........         (377,185)         (678,309)       (1,204,966)       (1,883,275)

Net income for the year ....             --                --           2,106,619         2,106,619
                                  -----------       -----------     -------------       -----------

BALANCE, March 31, 2000 ....        3,787,476         2,687,087         9,912,377        12,599,464

Common stock issued for the
  conversion of incentive
  stock options net of
  shares returned to Company
  as payment ...............           29,135            42,608              --              42,608

Purchase and retirement of
  treasury stock ...........         (274,451)         (564,146)         (977,236)       (1,541,382)

Net income for the year ....             --                --           1,832,268         1,832,268
                                  -----------       -----------     -------------       -----------

BALANCE, March 31, 2001 ....        3,542,160      $  2,165,549      $ 10,767,409      $ 12,932,958
                                  ===========       ===========     =============       ===========

                       See notes to financial statements.

                             STATEMENTS OF CASH FLOWS

                                              Years Ended March 31,
                                          ----------------------------
                                             2001              2000
                                          -----------      -----------
Cash flows from operating activities:
  Net income ........................     $ 1,832,268      $ 2,106,619
  Depreciation and amortization .....         521,686          332,590
  Loss on disposal of assets ........          76,971             --
  Provision for bad debts ...........         (20,000)          37,000
  Provision for warranty reserve ....         (13,000)           1,000
  Provision for inventory reserve ...          60,000          (50,000)
  Deferred income taxes .............        (107,136)          50,446
  Change in assets and liabilities-
   (Increase) decrease in accounts
     receivable .....................        (880,534)        (315,062)
   (Increase) decrease in inventories        (501,792)         252,192
   (Increase) decrease in prepaid
     expenses .......................          10,823            3,044
   Increase (decrease) in accounts
     payable, trade .................         181,545          (49,233)
   Increase (decrease) in accrued
     liabilities ....................        (114,944)         (40,046)
                                          -----------      -----------
     Net cash provided by operating
      activities ....................       1,045,887        2,328,550
                                          -----------      -----------

Cash flows from investing activities:
  Purchase of business ..............            --         (4,049,183)
  (Capital expenditures) ............         (80,053)         (52,980)
  (Increase) decrease in intangibles             --            (83,127)
                                          -----------      -----------
     Net cash (used) provided by
      investing activities ..........         (80,053)      (4,185,290)
                                          -----------      -----------

Cash flow from financing activities:
  Payment of line of credit .........            --           (168,689)
  Net proceeds from issuance of stock          42,608           82,996
  Common stock repurchases ..........      (1,541,382)      (1,883,275)
                                          -----------      -----------
      Net cash (used)provided by
       financing activities .........      (1,498,774)      (1,968,968)
                                          -----------      -----------
Net increase (decrease) in cash and
 cash  equivalents ..................        (532,940)      (3,825,708)
Cash and cash equivalents at
  beginning of year .................       2,849,709        6,675,417
                                          -----------      -----------
Cash and cash equivalents at
  end of year .......................     $ 2,316,769      $ 2,849,709
                                          ===========      ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes                              $ 1,142,500      $ 1,060,903
                                          ===========      ===========
Interest ...                              $     1,459      $     9,060
                                          ===========      ===========

Supplemental    disclosure   of   non   cash    investing   and   financing
activities:
    During   fiscal   2000,   the   Company   acquired   a   business   for
    $4,049,183  (net of $50,817  cash  received)  cash and  $387,500  of common stock.

                       See notes to financial statements.

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

      During  the  fiscal  year  ended  March  31,   2001,   one  customer
      represented  approximately 13% of the Company's  revenues.  At March
      31,  2001,  this  customer  represented  approximately  12%  of  the
      Company's account receivable balance.

      Cash  Equivalents  - Cash  equivalents  include  all  highly  liquid investments with an original maturity of three months or less.

      Inventories  -  Inventories  are  stated  at the  lower  of  cost or market,  using the  first-in,  first-out  method (FIFO) to determine cost.

      Property,  Plant and  Equipment - Property,  plant and  equipment is
      stated  at  acquisition  cost.   Depreciation  and  amortization  is
      provided using the  straight-line  method over the estimated  useful lives of three to thirty-nine years.

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

      Research  &  Development  Costs- Costs  related  to  research  and development  efforts on existing or potential  products are expensed as incurred.

      Accrued  Warranty  Expense - The Company  provides  limited  product warranty on its products  and,  accordingly,  accrues an estimate of the related warranty expense at the time of sale.

      Earnings Per Share - Basic  earnings per share is  calculated  using the average number of common shares  outstanding.  Diluted  earnings per share is computed  on the basis of the average  number of common shares  outstanding  plus the effect of  outstanding  stock  options using the treasury  stock method,  which  totaled  27,961 and 16,468 additional shares in 2001 and 2000, respectively.

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
      Advertising  costs for the years  ended March 31, 2001 and 2000 were
      $103,824 and $134,997, respectively.

      Fair  Value  of  Financial  Instruments  - The  carrying  amount  of
      financial   instruments   including   cash  and  cash   equivalents,
      accounts   receivable,   accounts   payable  and  accrued   expenses
      approximated  fair  value  as of  March  31,  2001  because  of  the relatively short maturity of these instruments.

Recently  Issued  Accounting  Pronouncements  - In June 1998, June 1999 and
June 2000, the Financial  Accounting  Standards  Board issued  Statement of
Financial   Accounting   Standards  No.  133,  "Accounting  for  Derivative
Instruments and Hedging  Activities," SFAS 137,  "Accounting for Derivative
Instruments  and Hedging  Activities - Deferral of  Effective  Date of FASB
Statement  No.  133" and  SFAS  138,  "Accounting  for  Certain  Derivative
Instruments and Certain  Hedging  Activities an amendment of FASB Statement
No. 133." These  statements  establish  accounting and reporting  standards requiring that every derivative  instrument,  including certain  derivative instruments  embedded in other contracts,  be recorded in the balance sheet as  either  an  asset  or  liability  measured  at its  fair  value.  These statements  require  that  changes in the fair value of the  derivative  be
recognized   currently  in  earnings  unless   specific  hedge   accounting
criteria  are met.  SFAS No. 133 is  effective  for all fiscal  quarters of all fiscal years beginning  after June 15, 2000.  This statement  currently has no impact on the financial  statements  of the Company,  as the Company does not hold any  derivative  instruments  or  participate  in any hedging activities.

In December  1999,  the  Securities  and Exchange  Commission  (SEC) issued
Staff  Accounting  Bulletin  ("SAB")  101,  which if  amended,  will become effective  for financial  statements  no later than the fourth  quarter for fiscal years  beginning  after December 15, 1999,  which provides  guidance on applying  generally accepted  accounting  principles to selected revenue
recognition   issues.   Management  believes  that  the  Company's  revenue
recognition policies are in accordance with SAB 101.

In March  2000,  the FASB issued FASB  Interpretation  No. 44,  "Accounting for Certain  Transactions  Involving Stock  Compensation" ("FIN 44"), which was  effective  July 1,  2000,  except  that  certain  conclusions  in this
Interpretation,  which  cover  specific  events  that  occur  after  either
December  15,  1998 or January  12, 2000 are  recognized  on a  prospective basis from July 1, 2000.  This  interpretation  clarifies  the  application of APB Opinion 25 for certain issues related to stock issued to employees.

2.    Inventories:

      Inventories consist of the following:

                                                March 31,
                                        --------------------------
                                            2001          2000
                                        -----------   ------------
      Raw materials                      $ 1,962,241   $ 1,484,945
      Work-in-process                        298,470       247,472
      Finished goods                         232,136       258,638
      Less reserve                           (90,000)      (30,000)
                                         -----------   -----------
                                        $ 2,402,847   $ 1,961,055
                                        ===========   ===========

      Work-in-process   and  finished   goods  include  raw  materials,
      direct  labor and  manufacturing  overhead  at March 31, 2001 and
      2000.

3.    Property, Plant and Equipment:

      Property, plant and equipment consist of the following:

                                             March 31,
                                     --------------------------
                                         2001          2000
                                     -----------   ------------
      Land                           $   148,104   $   148,104
      Building                         1,247,010     1,247,010
      Manufacturing equipment          1,166,885     1,193,002
      Computer equipment                 234,386       220,942
      Furniture and fixtures              73,268        73,268
                                     -----------   -----------
                                       2,869,653     2,882,326
      Less accumulated depreciation   (1,397,991)   (1,307,628)
                                     -----------   -----------
                                     $ 1,471,662   $ 1,574,698
                                     ===========   ===========

4. Income Taxes:

      The  components  of the  provision  for  income  taxes  for the years ended March 31, 2001 and 2000 are as follows:

                                              March 31,
                                     -------------------------
                                         2001          2000
                                     -----------   -----------
      Current tax provision:
         Federal                    $ 1,019,683  $   824,850
         State                          132,477      107,164
                                     -----------   -----------
                                      1,152,160      932,014
                                     -----------   -----------
      Deferred tax provision:
         Federal                        (12,318)       5,800
         State                          (94,818)      44,646
                                     -----------   -----------
                                      (107,136)      50,446
                                     -----------   -----------

                                    $1,045,024   $  982,460
                                     ===========   ===========

     Deferred  taxes  result  from   temporary   differences  in  the
      recognition  of income and  expenses for  financial  and income tax reporting  purposes and differences  between the fair value of assets  acquired in business  combinations  accounted for as
      a  purchase  and  their  tax  bases.   The  components  of  net
      deferred  tax assets and  liabilities  as of March 31, 2001 and
      2000 are as follows:

                                               March 31,
                                      --------------------------
                                          2001          2000
                                      -----------   ------------
      Depreciation and amortization   $   (25,292)  $  (127,691)
      Accrued vacation                     44,158        40,091
      Bad debt expense                     17,000        27,482
      Obsolete inventory                   30,600        11,778
      Warranty reserve                      4,080         9,815
      Other                                 7,272         8,397
      Deferred service cost                 2,790         3,600
                                      -----------   -----------
      Net deferred (liability)/asset  $    80,608   $   (26,528)
                                      ===========   ===========

      A  reconciliation  of the  Company's  income tax provision for the years ended March 31, 2001 and 2000,  and the amounts  computed by applying  statutory  rates to  income  before  income  taxes is as follows:

                                               March 31,
                                      --------------------------
                                          2001          2000
                                      -----------   ------------
      Income taxes at statutory rates $ 1,012,400  $   974,000
      State income taxes,
       net of federal benefit             148,224      126,440
      Foreign sales corporation
       exemption                         (115,600)    (117,980)
                                      -----------  -----------
                                      $ 1,045,024  $   982,460
                                      ===========  ===========

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

      A participant  vests in the Company's  contributions  at a rate of
      25%  per  year,  fully  vesting  at the  end of the  participant's fourth year of service.  The  Company  contributed  $10,197 to the plan for fiscal 2000, and $44,583 for fiscal 2001.

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

      The   following  is  a  summary  of  options   granted  under  the
plans:

                                             FY  2000
                         ---------------------------------------------

                                                            WEIGHTED -
                                                          AVG EXERCISE
                           SHARES       GRANT PRICE           PRICE
Options outstanding at
  beginning of year ..     271,000     $2.25 - $7.70        $   4.81
Options granted ......     206,440     $3.75 - $5.50        $   4.18
Options cancelled ....     (71,400)    $2.69 - $7.00        $   4.23
Options exercised ....     (69,188)    $2.25 - $2.69        $   2.63
                          --------
Options outstanding at
  end of year ........     336,852     $2.69 - $7.70        $   5.05
                          ========

Options exercisable at
  end of year ........      98,983     $2.69 - $7.70        $   5.74

Shares available for
  future option grant      355,834

                                             FY  2001
                         ---------------------------------------------

                                                            WEIGHTED -
                                                          AVG EXERCISE
                           SHARES       GRANT PRICE           PRICE
Options outstanding at
  beginning of year ..     336,852     $2.69 - $7.70        $   5.05
Options granted ......      91,400     $4.56 - $5.50        $   5.29
Options cancelled ....    (103,952)    $2.69 - $7.70        $   5.67
Options exercised ....     (16,300)    $2.69 - $5.00        $   3.94
                          --------
Options outstanding at
  end of year ........     308,000     $3.75 - $7.00        $   4.97
                          ========

Options exercisable at
  end of year ........     105,600     $3.75 - $7.00        $   4.84

Shares available for
 future option grant .     343,834

      The  Company  has  adopted  the  disclosure-only   provisions  of
      Statement   of   Financial    Accounting   Standards   No.   123,
      "Accounting  for  Stock-Based  Compensation."   Accordingly,   no
      compensation  cost  has  been  recognized  for the  stock  option plans.  Had  compensation  cost for the  Company's  stock  option plans been  determined  based on the fair value at the grant date for awards in 2001 and 2000  consistent  with the  provisions  of
      SFAS No. 123, the  Company's  net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

                                               March 31,
                                      --------------------------
                                          2001          2000
                                      -----------   ------------

      Net income - as reported         $ 1,832,268   $ 2,106,619
      Net income - pro forma           $ 1,641,487   $ 1,754,520
      Income per share - as reported   $       .49   $       .55
      Income per share - pro forma     $       .44   $       .46

      The fair value of each option  grant is  estimated  on the date of grant  using  the  Black-Scholes  option-pricing  model  with  the
      following   weighted-average    assumptions   used   for   grants:
      dividend yield of 0%; expected  volatility of  approximately  30%;
      discount rate of 6.3% (2001) and 6.3% (2000);  and expected  lives of 5 years.

 8.   International Sales:

      For  the  past  two  fiscal   years,   the   Company  had  foreign
sales as follows:

                                           Year Ended March 31,
                                       --------------------------
                                           2001          2000
                                       -----------   ------------

      Asia                             $   959,493  $ 1,012,443
      Europe                             1,181,205    1,691,861
      Other                                802,517      758,125
                                       -----------  -----------
                                       $ 2,943,215  $ 3,462,429
                                       ===========  ===========

 9.   Acquisition of Assets:

      On December 7, 1999,  the Company  acquired all of the common stock of Automata  Instrumentation,  Inc. This  transaction was accounted for as a  purchase.  The terms of the  acquisition  included  a net cash  payment of  $4,049,183,  payment  of  100,000  shares of Mesa
      Laboratories,  Inc. Common Stock.  Cash paid includes $400,000 held
      in  escrow  to   compensate   the  Company   for  any   undisclosed
      liabilities subsequently  discovered.  The  escrow  funds  were  released  to the former  owners on June 7, 2000.  In  addition,  the  Company  entered into two  consulting  contracts  with the former  owners of Automata.
      The  contracts  have  an  aggregate  value  of  $300,000  to be  paid monthly  over the next three  years.  The  results of  operations  of
      Automata  are  included in the results of  operations  of the Company from the date of acquisition.

      The aggregate  purchase price of the Company's  acquisition  has been allocated to the assets and  liabilities  purchased based on the fair market values on the date of acquisition, as follows:

        Inventories ............     $   421,432
        Accounts receivable ....         363,675
        Equipment ..............          29,717
        Prepaid expenses .......           7,496
        Deferred income taxes ..          10,918
        Accounts payable, trade         (131,807)
        Accrued liabilities ....        (108,059)
        Line of credit .........        (168,689)
                                     -----------
              Subtotal .........         424,683
        Goodwill acquired ......       3,812,000
        Covenants not to compete         200,000
                                     -----------
              Subtotal .........       4,436,683
        Common stock issued ....        (387,500)
                                     -----------
        Cash paid, net .........     $ 4,049,183
                                     ===========

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

                                                    March 31,
                                                         2000
                                                     ------------

      Revenue                                         $10,750,673
      Net income                                      $ 2,216,492
      Income per share - basic                        $       .58
      Income per share - diluted                      $       .58

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

Name and Address        Age         Office                        Term Expires (1)

Luke R. Schmieder        58         President, Chief Executive         2001
12100 West Sixth Avenue             Officer, Treasurer and
Lakewood, Colorado                  Director

Steven W. Peterson       44         Vice President-Finance,            2001
12100 West Sixth Avenue             Chief Financial and Chief
Lakewood, Colorado                  Accounting Officer and
                                    Secretary

Paul D. Duke             59         Vice President                     2001
12100 West Sixth Avenue             and Director
Lakewood, Colorado

H. Stuart Campbell       71         Director                           2001
12100 West Sixth Avenue
Lakewood, Colorado

Michael T. Brooks       52          Director                           2001
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
      Based  solely upon a review of Forms 3 and 4 and  amendments  thereto furnished  to the  Company  pursuant  toss. 240.16a-3(e)  during  its  most recent  fiscal year and Forms 5 and  amendments  thereto  furnished  to the
Company  with  respect to its most  recent  fiscal  year,  and any  written representation  from the reporting person (as hereinafter  defined) that no
Form 5 is  required,  the  Company is not aware of any person  who,  at any time during the fiscal year, was a director,  officer,  beneficial owner of more than ten  percent  of any class of equity  securities  of the  Company
registered   pursuant  to  Section  12  of  the  Exchange  Act  ("reporting person"),  that  failed  to file on a timely  basis,  as  disclosed  in the above Forms,  reports  required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION.

      The following  table,  and its  accompanying  explanatory  footnotes, includes  annual and long-term  compensation  information  on the Company's
Chief  Executive  Officer for services  rendered in all  capacities  during the  fiscal  years  ended  March 31,  2001,  March  31,  2000 and March 31,
1999. No other  executive  officer  received  total annual salary and bonus for the fiscal year ended March 31, 2001 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

Name and Principal Position    Fiscal Year     Salary       Bonus(1)   Options Granted Other Comp

L. Schmieder, CEO                 2001        $106,867     $ 10,400        4,000        $  3,150
                                  2000        $106,712     $ 20,064        8,000        $    897
                                  1999        $ 96,061     $ 18,436        4,000            --
          --------

(1)   Reflects  bonus  earned in  fiscal  year,  but paid in the  following fiscal year.

      The  following  summary  table  sets  forth  information   concerning
grants of stock  options  made  during the fiscal year ended March 31, 2001 to the Company's Chief Executive Officer.

                     Option Grants in Last Fiscal Year
                     ---------------------------------

                        Percent of Total
            Options     Options Granted             Exercise    Expiration
Name        Granted     in Fiscal Year                Price       Date
----        -------     --------------                -----       ----

L. Schmieder      4,000       4%                      $5.50       June
26, 2010

Compensation of Directors

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

      On June 26, 2000,  the Company's two outside  directors  were granted options to purchase  4,000 shares of common  stock at $5.50 per share.  The
Company's  two inside  directors  each were  granted  options  to  purchase
4,000 shares of common stock at a price of $5.50 per share.

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

      As of March 31, 2001,  options to purchase a total of 308,000  shares were  outstanding,  at  exercise  prices  ranging  from  $3.75 to $7.00 per share.  Further,  as of March 31,  2001,  options to purchase an  aggregate of 343,834 shares  remained  available for grant under the Company's  stock
option  plans.   The  plan  adopted  in  September   1984  was   terminated
effective  June 1, 1993.  Options  were  granted  during  the  fiscal  year ended March 31,  2001,  pursuant to the  Company's  incentive  stock option plans,  to each of the Company's  executive  officers.  Options to purchase
6,000  shares at $5.50 per share were  granted to Mr.  Steven W.  Peterson,
Vice  President-Finance.  Mr. Luke R.  Schmieder,  President,  and Mr. Paul
D. Duke, Vice  President,  were granted options to purchase 4,000 shares at
$5.50 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The  following   table  sets  forth  the  number  of  shares  of  the
Company's  common  stock  owned  beneficially  as of March 31,  2001(unless otherwise  noted),  by each  person  known  by the  Company  to have  owned beneficially  more than five  percent of such shares then  outstanding,  by each  officer  and  director  of the  Company  and by all of the  Company's officers  and  directors  as a group.  This  information  gives  effect  to securities  deemed  outstanding  pursuant  to Rule  13d-3(d)(1)  under  the
Securities  Exchange  Act of  1934,  as  amended.  As far  as is  known  to management  of the  Company,  no person  owns  beneficially  more than five percent  of the  outstanding  shares of common  stock as of March 31,  2001 except as set forth below.

                                     Amount and               Percentage of
Name of Beneficial                    Nature of               Class Benefi-
       Owner                       Beneficial Owner           cially Owned
---------------------              ----------------         -----------------

Luke R. Schmieder (1)                 405,967 (2)               11.4

Steven W. Peterson (1)                 62,700 (3)                1.8

Paul D. Duke (1)                      151,765 (4)                4.3

H. Stuart Campbell (1)                 67,000 (5)                1.9

Michael T. Brooks (1)                   9,200 (6)                  -

FMR Corp. (9)                         288,100 (7)                8.1

All officers and                      696,632 (8)               19.4
directors as a group (5 in number)

(1)   The business address is 12100 West Sixth Avenue,  Lakewood,  Colorado
      80228.
(2)   Includes  7,000 shares which Mr.  Schmieder  has the right to acquire within 60 days by exercise of stock options.
(3)   Includes  7,750  shares  which Mr.  Peterson has the right to acquire within 60 days by exercise of stock options.
(4)   Includes  7,000  shares  which  Mr.  Duke has the  right  to  acquire within 60 days by exercise of stock options.
(5)   Includes  11,000  shares which Mr.  Campbell has the right to acquire within 60 days by exercise of stock options.
(6)   Includes  7,000  shares  which Mr.  Brooks  has the right to  acquire within 60 days by exercise of stock options.
(7)   Based upon  information  set forth in schedule 13G filed by FMR Corp.
      with the  Securities  and  Exchange  Commission  dated  February  14,
      2001.  Fidelity  Management  &  Research  Company   ("Fidelity"),   a
      wholly-owned  subsidiary  of FMR Corp.,  is the  beneficial  owner of
      288,100  shares  as a result  of  acting  as  investment  advisor  to
      several  investment  companies.   The  ownership  by  one  investment
      company,   Fidelity   Low-Priced  Stock  Fund,  amounted  to  288,100
      shares.  Mr.  Edward C.  Johnson  3d, FMR Corp.,  through its control of Fidelity,  and the  aforementioned  investment  companies each has the power to dispose of the 288,100 shares.
(8)   Includes  39,750  shares  which the  officers  and  directors  of the
      Company  as a group  have the  right  to  acquire  within  60 days by exercise of stock options.
(9)   The business address is 82 Devonshire Street, Boston, MA 02109.

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

     (10)(i)  Stock Purchase Agreement between Linda V. Masano and Thomas Michael
              Masano (as sellers) and Mesa  Laboratories,  Inc. (as Purchaser) dated as of December 7, 1999 -  Incorporated  by reference to the exhibit to the report on form 8-K dated December 7, 1999, file number 0-11740.

     (23)(i)  Consent of Ehrhardt Keefe Steiner & Hottman PC,  independent public accountants,  to the  incorporation  by reference in the  Registration
              Statements  on  Form  S-8  (file  numbers   33-89808,   333-02074  and
              333-18161)  of  their  report  dated  May 10,  2001,  included  in the
              Registrant's Report on Form 10-KSB for the fiscal year ended March 31,
              2001.

      (b)   Reports  on Form 8-K.  During  the last  quarter  of the period
            ---------------------
            covered  by  this  report,  the  Registrant  did not  file  any
            Report on Form 8-K.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MESA LABORATORIES, INC.
                                                 Registrant

Date: June 29, 2001                             By: /s/Luke R. Schmieder
                                                       Luke  R.  Schmieder, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Name                       Title                               Date
          ----                       -----                               ----

/s/Luke R. Schmieder           President, Chief Executive Officer,    June 29, 2001
----------------------------   Treasurer and Director
Luke R. Schmieder

/s/Steven W. Peterson         Vice President, Finance, Chief
----------------------------  Financial                               June 29, 2001
Steven W. Peterson            and Chief Accounting Officer and
                              Secretary

/s/Paul D. Duke               Vice President and Director             June 29, 2001
----------------------------
Paul D. Duke

/s/H. Stuart Campbell         Director                                June 29, 2001
----------------------------
H. Stuart Campbell

/s/Michael T. Brooks          Director                                June 29, 2001
----------------------------
Michael T. Brooks