Form 10QSB
period 2001-06-30
MESA LABORATORIES INC /CO
filed 2001-08-09
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

 [ ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File Number 0-11740

                             MESA LABORATORIES, INC.
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  COLORADO                                  84-0872291
                  --------                                  ----------
      (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)
      Identification No.)

      12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO                80228
      -------------------------------------------             ---------
      (Address of Principal Executive Offices)              (Zip Code)

      Issuer's telephone number, including area code:  (303) 987-8000

            Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past
      12 months and (2) has been subject to the filing requirements for
      the past 90 days.   Yes  X    No ___.
                              ---

            State the number of shares outstanding of each of the
      Issuer's classes of common stock, as of the latest practicable date:

            There were  3,472,560  shares of the Issuer's common stock, no par value, outstanding as of June 30, 2001.

ITEM 1. FINANCIAL STATEMENTS                                 FORM 10-QSB

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                    JUNE 30, 2001  MARCH 31, 2001
------                                    -------------   ------------
   CURRENT ASSETS
     Cash and Cash Equivalents ......     $ 2,207,892     $ 2,316,769
     Accounts Receivable, Net .......       2,866,303       3,286,337
     Inventories ....................       2,556,899       2,402,847
     Prepaid Expenses and
      Other Assets...................         211,680         133,408
                                          -----------     -----------
        TOTAL CURRENT ASSETS ........       7,842,774       8,139,361

   PROPERTY, PLANT AND EQUIPMENT, NET .     1,446,383       1,471,662

   OTHER ASSETS
     Intangible Assets, Net .........       4,207,942       4,207,942
                                          -----------     -----------
         TOTAL ASSETS ...............     $13,497,099     $13,818,965
                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable ...............     $    55,523     $   353,519
     Accrued Salaries and Payroll Taxes       260,353         267,964
     Other Accrued Expenses .........         106,003         108,771
     Taxes Payable ..................          16,377         130,461
                                          -----------     -----------
   TOTAL CURRENT LIABILITIES ........         438,256         860,715

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable ..          25,292          25,292

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value ..            --              --
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,472,560 shares (6/30/01)
      and 3,542,160 shares (3/31/01)        2,036,353       2,165,549
     Retained Earnings ..............      10,997,198      10,767,409
                                          -----------     -----------

   TOTAL STOCKHOLDERS' EQUITY .......      13,033,551      12,932,958
                                          -----------     -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY .............     $13,497,099     $13,818,965
                                          ===========     ===========

ITEM 1.     FINANCIAL STATEMENTS  (CONTINUED)
            ---------------------------------
FORM 10-QSB

                            MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended Three Months Ended
                                              June 30, 2001     June 30, 2000
                                              -------------     -------------

Sales .....................................     $ 2,059,654      $ 2,260,997
                                                -----------      -----------

Cost of Goods Sold ........................         793,863          819,391
Selling, General and Administrative .........       563,402          665,551
Research and Development ..................          98,814           60,671
Other (Income) and Expenses ...............         (23,838)         (31,919)
                                                -----------      -----------
                                                  1,432,241        1,513,694
                                                -----------      -----------

Earnings Before Income Taxes ..............         627,413          747,303

Income Taxes ..............................         173,822          244,693
                                                -----------      -----------

Net Income ................................     $   453,591      $   502,610
                                                ===========      ===========

Reported Net Income .......................     $   453,591      $   502,610
Add Back: Goodwill Amortization ...........            --             65,667
Add Back: Trademark Amortization ..........            --             24,225
                                                -----------      -----------
Adjusted Net Income .......................     $   453,591      $   592,502
                                                ===========      ===========

Basic Earnings Per Share:
Reported Net Income .......................     $       .13      $       .13
Goodwill Amortization .....................            --                .02
Trademark Amortization ....................            --                .01
                                                -----------      -----------
Adjusted Net Income Per Share (Basic) .....     $       .13      $       .16
                                                ===========      ===========

Diluted Earnings Per Share:
Reported Net Income .......................     $       .13      $       .13
Goodwill Amortization .....................            --                .02
Trademark Amortization ....................            --                .01
                                                -----------      -----------
Adjusted Net Income Per Share (Diluted) ...     $       .13      $       .16
                                                ===========      ===========

Average Common Shares Outstanding (Basic) .       3,507,000        3,771,000
                                                ===========      ===========

Average Common Shares Outstanding (Diluted)       3,525,000        3,791,000
                                                ===========      ===========

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
         --------------------------------
FORM 10-QSB

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     For the Three Months Ended
                                                    June 30, 2001    June 30, 2000
                                                     -----------      -----------
Cash Flows From Operating Activities:
 Net Income ....................................     $   453,591      $   502,610
 Depreciation and Amortization .................          29,185          130,034
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable .         420,034         (111,827)
    (Increase) Decrease in Inventories .........        (154,052)        (228,974)
    (Increase) Decrease in Prepaid Expenses ....         (78,272)          19,320
    Increase (Decrease) in Accounts Payable ....        (297,996)          79,429
    Increase (Decrease) in Accrued Liabilities .        (124,463)        (118,823)
                                                     -----------      -----------
Net Cash (Used) Provided by Operating
 Activities ....................................         248,027          271,769
                                                     -----------      -----------

Cash Flows From Investing Activities:
 Capital Expenditures, Net of Retirements ......          (3,906)         (24,888)
                                                     -----------      -----------
Net Cash (Used) Provided by Investing Activities          (3,906)         (24,888)
                                                     -----------      -----------

Cash Flows From Financing Activities:
 Treasury Stock Purchases ......................        (353,001)        (302,965)
 Proceeds From Stock Options Exercised .........               3           13,438
                                                     -----------      -----------
Net Cash (Used) Provided by Financing Activities        (352,998)        (289,527)
                                                     -----------      -----------

Net Increase (Decrease) In Cash and Equivalents         (108,877)         (42,646)
                                                     -----------      -----------

Cash and Cash Equivalents at Beginning of Period       2,316,769        2,849,709
                                                     -----------      -----------

Cash and Cash Equivalents at End of Period .....     $ 2,207,892      $ 2,807,063
                                                     ===========      ===========

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)
FORM 10-QSB

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000

      NOTE A.  SUMMARY OF ACCOUNTING POLICIES
            The summary of the Issuer's significant accounting policies are incorporated by reference to the Company's annual report on
      Form 10KSB, at March 31, 2001.

            The accompanying unaudited condensed financial statements
      reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows.  The results of the interim period are not necessarily indicative of the results for the full year.

      NOTE B.  GOODWILL
            In June 2001 The Financial Accounting Standards Board issued
      Financial Accounting Standards No. 141, "Business Combinations" and
      No. 142, "Goodwill and Other Intangible Assets."  These Statements
      establish accounting and reporting standards for business
      combinations and goodwill and other intangible assets,
      respectively.  The Company has adopted these statements as of April
      1, 2001.  As allowed under FASB No. 141, the Company has elected to reclassify to goodwill certain recognized intangible assets that do not meet the criteria for recognition apart from goodwill.  The company has also adopted FASB No. 142, which no longer allows for amortization of goodwill.  Goodwill will be tested for impairment at the time of adoption and on an annual basis.  In accordance with
      FASB No. 142, the Company will complete its goodwill impairment test within the first six months of the fiscal year.

      The changes in the carrying amount of goodwill as of June 30, 2001, are as follows:

                                      Automata       Other
                                     Instruments  Acquisitions       Total
                                     -----------  ------------    -----------
Balance March 31, 2001 ..........     $3,588,121     $  619,821     $4,207,942
Goodwill acquired during the year           --             --             --
Impairment losses ...............           --             --             --
Balance June 30, 2001 ...........     $3,588,121     $  619,821     $4,207,942

      ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

            On June 30, 2001, the Company had cash and short term
      investments of $2,207,892.  In addition, the Company had other current assets totaling $5,634,882 and total current assets of
      $7,842,774.  Current liabilities of Mesa Laboratories, Inc. were
      $438,256 which resulted in a current ratio of 17.9:1.

            The Company has made net capital asset purchases of $3,906 for the fiscal year-to-date.

            The Company has instituted a program to repurchase up to
      500,000 shares of its outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.
      Shares purchased will be canceled and repurchases will be made with existing cash reserves.

      FORM 10-QSB

      RESULTS OF OPERATIONS

      REVENUE
            Net sales for the three months ended June 30, 2001 decreased
      $201,343 or 9% to $2,059,654 from the $2,260,997 net sales level achieved for the same three month period last year. Three quarters of the decrease was attributable to a decline in medical product sales.  The remainder of the decrease was attributable to a decline in Datatrace sales during the quarter.  Nusonics products for the quarter registered a small increase.  The decrease in Datatrace sales was less than seven percent compared to the same quarter last year.  Most of the sales decline for medical product was
      attributable to decreased dialyzer reprocessor sales.  In the first quarter last year, one customer accounted for approximately
      $200,000 of dialyzer reprocessor sales.  In the first quarter of this fiscal year, the same customer placed an order that exceeds
      $700,000 of dialyzer reprocessors, but due to the size of the order, shipment will not occur until the second quarter reversing the initial shortfall in dialyzer reprocessor shipments in the first quarter.

      COST OF GOODS SOLD
            Cost of goods sold for the first three months as a percent of net sales was 39% which represents a 3% increase from the 36% level for the same three month period last year.  Most of the increase realized in the quarter was attributable to changing mix of products due to the addition of the new Automata product line and decreased sales of Datatrace products.

      SELLING, GENERAL AND ADMINISTRATIVE
            Selling, general and administrative expenses for the first three months decreased 15% or $102,149 to $563,402 from $665,551 in the same period last year. Marketing expenses accounted for an overall 5% decrease with Medical marketing expenses gaining over
      38% from the prior year while Nusonics and Datatrace marketing expenses both decreased. The increase in marketing expenses for medical products was due chiefly to increased compensation and staffing level compared to last year.  Datatrace costs decreased compared to last year due to lower outside commission costs.
      Nusonics marketing costs declined for the quarter due chiefly to lower compensation costs.  Administration costs for the quarter decreased 34% due to decreased amortization and compensation expense.

      RESEARCH AND DEVELOPMENT
            Research and development for the first three months increased to $98,814 from $60,671 which represents a 63% increase from the same period last year. Research and development costs increased due to higher compensation costs as personnel resources were shifted from Nusonics marketing to research, higher consulting costs for two on-going software upgrade projects and higher material costs for prototype development of the next generation of Datatrace logging instruments.

      NET INCOME
            Net income for the three months ended June 30, 2001 decreased
      10% to $453,591 or $.13 per share from $502,610 or $.13 per share last year. The decrease in net income compared to last year was due chiefly to a decline in sales, but was partially off-set by a decrease in goodwill amortization due to the application of newly adopted accounting standards.  On an earnings per share basis, earnings remained unchanged due to the Company's on-going program of repurchasing common shares.

      PART II-OTHER INFORMATION
            None.
                                                                      FORM 10-QSB

                             MESA LABORATORIES, INC.

                                  JUNE 30, 2001

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of
      1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
            (Issuer)

      DATED:  August 9, 2001                    BY:  /s/  Luke R. Schmieder
                                                    Luke R. Schmieder
                                                    President, Chief
                                                    Executive Officer,
                                                    Treasurer and Director

      DATED:  August 9, 2001                    BY:  /s/  Steven W. Peterson
                                                    Steven W. Peterson
                                                    Vice
                                                    President-Finance, Chief
                                                    Financial and
                                                    Accounting Officer and
                                                    Secretary