Form 10QSB
period 2001-09-30
MESA LABORATORIES INC /CO
filed 2001-11-14
CIK 724004

                                        Form 10-QSB

                          U.S. Securities and Exchange Commission

                                   Washington, D.C. 20549

                                        Form 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2001

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

            There were  3,376,260  shares of the Issuer's common stock, no par value, outstanding as of September 30, 2001.

ITEM 1. FINANCIAL STATEMENTS                                                  FORM 10-QSB

                                  MESA LABORATORIES, INC.
                                       BALANCE SHEETS
                                        (UNAUDITED)

ASSETS                                               SEPTEMBER 30, 2001     MARCH 31, 2001
------                                               ------------------     ----------------

   CURRENT ASSETS
     Cash and Cash Equivalents                        $ 2,294,614             $ 2,316,769
     Accounts Receivable, Net                           2,785,877               3,286,337
     Inventories                                        2,464,425               2,402,847
     Prepaid Expenses                                     126,665                 133,408
                                                      -----------             -----------

        TOTAL CURRENT ASSETS                            7,671,581               8,139,361

   PROPERTY, PLANT & EQUIPMENT, NET                     1,419,490               1,471,662

   OTHER ASSETS
     Long-term Receivable                                 462,000                       -
     Intangible Assets, Net                             4,207,942               4,207,942
                                                      -----------             -----------

         TOTAL ASSETS                                 $13,761,013             $13,818,965
                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES
     Accounts Payable                                 $    53,289             $   353,519
     Accrued Salaries & Payroll Taxes                     285,995                 267,964
     Other Accrued Expenses                                90,380                 108,771
     Taxes Payable                                         68,773                 130,461
                                                      -----------             -----------

   TOTAL CURRENT LIABILITIES                              498,437                 860,715

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable                         25,292                  25,292

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value                              -                       -
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,376,260 shares (9/30/01)
      and 3,542,160 shares (3/31/01)                    1,872,977               2,165,549
     Retained Earnings                                 11,364,307              10,767,409
                                                      -----------             -----------

   TOTAL STOCKHOLDERS' EQUITY                          13,237,284              12,932,958
                                                      -----------             -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $13,761,013             $13,818,965
                                                      ===========             ===========

                                  MESA LABORATORIES, INC.
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                    Three Months            Three Months
                                                       Ended                   Ended
                                                   Sept. 30, 2001          Sept. 30, 2000
                                                   --------------          --------------

Sales                                                 $2,668,994              $2,345,519
                                                      ----------              ----------

Cost of Goods Sold                                     1,042,302                 887,072
Selling, General & Administrative                        599,239                 603,292
Research and Development                                  57,834                  65,076
Other (Income) and Expenses                              (21,498)                (39,524)
                                                      ----------              ----------
                                                       1,677,877               1,515,916
                                                      ----------              -----------

Earnings Before Income Taxes                             991,117                 829,603

Income Taxes                                             341,000                 303,000
                                                      ----------              ----------

Net Income                                            $  650,117              $  526,603
                                                      ==========              ==========

Reported Net Income                                   $  650,117              $  526,603
Add Back: Goodwill Amortization                                -                  65,667
Add Back: Trademark Amortization                               -                  24,225
                                                      ----------              ----------
Adjusted Net Income                                   $  650,117              $  616,495
                                                      ==========              ==========

Basic Earnings Per Share:
Reported Net Income                                   $      .19              $      .14
Goodwill Amortization                                          -                     .02
Trademark Amortization                                         -                     .01
                                                      ----------              ----------
Adjusted Net Income Per Share (Basic)                 $      .19              $      .17
                                                      ==========              ==========
Diluted Earnings Per Share:
Reported Net Income                                   $      .19              $      .14
Goodwill Amortization                                          -                     .02
Trademark Amortization                                         -                     .00
                                                      ----------              ----------
Adjusted Net Income Per Share (Diluted)               $      .19              $      .16
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,433,000               3,724,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,446,000               3,762,000
                                                      ==========              ==========

                                  MESA LABORATORIES, INC.
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                     Six Months              Six Months
                                                       Ended                   Ended
                                                   Sept. 30, 2001          Sept. 30, 2000
                                                   --------------          --------------

Sales                                                 $4,728,648              $4,606,516
                                                      ----------              ----------

Cost of Goods Sold                                     1,836,165               1,706,463
Selling, General & Administrative                      1,162,641               1,268,843
Research and Development                                 156,648                 125,747
Other (Income) and Expenses                              (45,336)                (71,443)
                                                      ----------              ----------
                                                       3,110,118               3,029,610
                                                      ----------              ----------

Earnings Before Income Taxes                           1,618,530               1,576,906

Income Taxes                                             514,822                 547,693
                                                      ----------              ----------

Net Income                                            $1,103,708              $1,029,213
                                                      ==========              ==========

Reported Net Income                                   $1,103,708              $1,029,213
Add Back: Goodwill Amortization                                -                 131,334
Add Back: Trademark Amortization                               -                  48,450
                                                      ----------              ----------
Adjusted Net Income                                   $1,103,708              $1,208,997
                                                      ==========              ==========

Basic Earnings Per Share:
Reported Net Income                                   $      .32              $      .27
Goodwill Amortization                                          -                     .04
Trademark Amortization                                         -                     .01
                                                      ----------              ----------
Adjusted Net Income Per Share (Basic)                 $      .32              $      .32
                                                      ==========              ==========

Diluted Earnings Per Share:
Reported Net Income                                   $      .32              $      .27
Goodwill Amortization                                          -                     .04
Trademark Amortization                                         -                     .01
                                                      ----------              ----------
Adjusted Net Income Per Share (Diluted)               $      .32              $      .32
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,469,000               3,747,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,490,000               3,774,000
                                                      ==========              ==========

                                  MESA LABORATORIES, INC.
                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                       Six Months             Six Months
                                                         Ended                  Ended
                                                     Sept. 30, 2001         Sept. 30, 2000
                                                     --------------         --------------
Cash Flows From Operating Activities:
 Net Income                                             $1,103,708            $1,029,213
 Depreciation and Amortization                              58,371               260,068
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable              38,460              (381,897)
    (Increase) Decrease in Inventories                     (61,578)             (166,935)
    (Increase) Decrease in Prepaid Expenses                  6,743                10,927
    Increase (Decrease) in Accounts Payable               (300,230)              (72,831)
    Increase (Decrease) in Accrued Liabilities             (62,048)             (137,942)
                                                        ----------            ----------
Net Cash (Used) Provided by Operating
 Activities                                                783,426               540,603
                                                        ----------            ----------

Cash Flows From Investing Activities:
 Capital Expenditures, Net of Retirements                   (6,199)              (26,812)
                                                        ----------            ----------
Net Cash (Used) Provided by Investing Activities            (6,199)              (26,812)
                                                        ----------            ----------

Cash Flows From Financing Activities:
                                                                                    -
 Treasury Stock Purchases                                 (799,385)             (604,081)
 Proceeds From Stock Options Exercised                           3                13,943
                                                        ----------            ----------
Net Cash (Used) Provided by Financing Activities          (799,382)             (590,138)
                                                        ----------            ----------

Net Increase (Decrease) In Cash and Equivalents            (22,155)              (76,347)
                                                        ----------            ----------

Cash and Cash Equivalents at Beginning of Period         2,316,769             2,849,709
                                                        ----------            ----------

Cash and Cash Equivalents at End of Period              $2,294,614            $2,773,362
                                                        ==========            ==========

                                  MESA LABORATORIES, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2001 AND 2000

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

      The changes in the carrying amount of goodwill as of September 30, 2001, are as follows:

                                          Automata       Other
                                         Instruments  Acquisitions     Total
                                         -----------  ------------   ----------
      Balance March 31, 2001              $3,588,121    $619,821     $4,207,942
      Goodwill acquired during the year            -           -              -
      Impairment losses                            -           -              -
      Balance September 30, 2001          $3,588,121    $619,821     $4,207,942

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      LIQUIDITY AND CAPITAL RESOURCES

            On September 30, 2001, the Company had cash and short term investments of
      $2,294,614.  In addition, the Company had other current assets totaling $5,376,967 and total current assets of $7,671,581.  Current liabilities of Mesa Laboratories,
      Inc. were $498,437 which resulted in a current ratio of 15.4:1.

            The Company has made net capital asset purchases of $6,199 for the fiscal year-to-date.

            The Company has instituted a program to repurchase up to 500,000 shares of its outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

      RESULTS OF OPERATIONS

      REVENUE

            Net sales for the six months ended September 30, 2001 increased $122,132 or 3%
      to $4,728,648 from the $4,606,516 net sales level achieved for the same six month period last year. Net sales for the quarter increased $323,475 or 14% to $2,668,994 from the $2,345,519 net sales level achieved in the same quarter last year.  Net sales for both the quarter and six month period were favorably impacted by higher shipments of the Echo Dialyzer Reprocessing System, which raised medical product sales for the first six months by over 20 percent.  A portion of the Echo Dialyzer
      Reprocessing systems shipped during the last quarter were sold under terms which allow periodic payments over the next fifty-four months.  Under current accounting rules, all revenue for these shipments was recognized at the time of shipment and a long-term receivable was recognized.  Datatrace logging products produced a small decrease for the periods with the products producing two and four percent decreases from last year's quarter and six month periods, respectively.

      COST OF GOODS SOLD

            Cost of goods sold for the first six months as a percent of net sales was 39%
      which represents a 2% increase from the 37% level for the same six month period last year.  Cost of goods sold for the current quarter as a percent of net sales was 39%, representing a 1% increase compared to the 38% level in the same quarter last year.
      The increase realized during the second quarter and first six months of fiscal 2002 was attributable to changing mix of products sold due to an increase in sales of medical products in comparison to sales of the Company's logging products.

      SELLING, GENERAL AND ADMINISTRATIVE

            Selling, general and administrative expenses for the first six months decreased
      8% or $106,202 to $1,162,641 from $1,268,843 in the same period last year. For the current quarter, selling, general and administrative expenses totaled $599,239, which was down 1% or $4,053 from $603,292 expended in the same quarter last year.
      Marketing expenses accounted for an overall 12% increase with Medical marketing expenses gaining over 34% from the prior year while Datatrace marketing expenses increased 9%. The increase in marketing expenses for medical products was due chiefly to increased compensation and bad debt levels.  Datatrace costs increased compared to last year due to higher bad debt costs. Administration costs for the first six months decreased 27% due to decreased amortization expense due to application of newly adopted accounting standards.

      RESEARCH AND DEVELOPMENT

            Research and development for the first six months increased to $156,648 from
      $125,747 which represents a 25% increase from the same period last year. Research and development for the quarter was $57,834, which represents a decrease of $7,242 or 11%
      from the $65,076 level expensed in the same quarter last year.  Research and development costs for the six month period increased due to higher consulting costs for two on-going software upgrade projects and higher material costs for prototype development of the next generation of Datatrace logging instruments.

      NET INCOME

            Net income for the six months ended September 30, 2001 increased 7% to
      $1,103,708 or $.32 per share from $1,029,213 or $.27 per share last year.  Net income for the quarter was $650,117 or $.19 per share compared to net income of $526,603 or
      $.14 per share last year. The increase in net income compared to last year was due chiefly to increased sales and elimination of goodwill amortization due to the application of newly adopted accounting standards.

      PART II-OTHER INFORMATION

            None.

                                            SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has
      duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
            (Issuer)

      DATED:  November 13, 2001                 BY:
                                                    -------------------------------------
                                                    Luke R. Schmieder
                                                    President, Chief Executive Officer,
                                                    Treasurer and Director

      DATED:  November 13, 2001                 BY:
                                                    --------------------------------------
                                                    Steven W. Peterson
                                                    Vice President-Finance, Chief
                                                    Financial and Accounting Officer and
                                                    Secretary