Form 10QSB/A
period 2001-09-30
MESA LABORATORIES INC /CO
filed 2001-11-15
CIK 724004

                                        Form 10-QSB

                          U.S. Securities and Exchange Commission

                                   Washington, D.C. 20549

                                        Form 10-QSB/A

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

      RESULTS OF OPERATIONS

      REVENUE

            Net sales for the six months ended September 30, 2001 increased $122,132 or 3%
      to $4,728,648 from the $4,606,516 net sales level achieved for the same six month period last year. Net sales for the quarter increased $323,475 or 14% to $2,668,994 from the $2,345,519 net sales level achieved in the same quarter last year.  Net sales for both the quarter and six month period were favorably impacted by higher shipments of the Echo Dialyzer Reprocessing System, which raised medical product sales for the first six months by over 20 percent.  A portion of the Echo Dialyzer
      Reprocessing systems shipped during the last quarter were sold under terms which allow periodic payments over the next thirty months.  Under current accounting rules, all revenue for these shipments was recognized at the time of shipment and a long-term receivable was recognized.  Datatrace logging products produced a small decrease for the periods with the products producing two and four percent decreases from last year's quarter and six month periods, respectively.

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