Form 10QSB
period 2001-12-31
MESA LABORATORIES INC /CO
filed 2002-02-14
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                  Form 10-QSB/A

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2001

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

     There were  3,346,968  shares of the Issuer's  common stock,  no par value, outstanding as of December 31, 2001.

ITEM 1. FINANCIAL STATEMENTS                                  FORM 10-QSB

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                         December 31,   March 31,
                                             2001         2001
                                        -----------   -----------
ASSETS

   CURRENT ASSETS
     Cash and Cash Equivalents ......   $ 3,138,153   $ 2,316,769
     Accounts Receivable, Net .......     2,310,130     3,286,337
     Inventories ....................     2,315,510     2,402,847
     Prepaid Expenses ...............       344,023       133,408
                                        -----------   -----------

        TOTAL CURRENT ASSETS ........     8,107,816     8,139,361

   PROPERTY, PLANT & EQUIPMENT, NET .     1,397,757     1,471,662

   OTHER ASSETS
     Long-term Receivable ...........       385,000          --
     Intangible Assets, Net .........     4,207,942     4,207,942
                                        -----------   -----------

         TOTAL ASSETS ...............   $14,098,515   $13,818,965
                                        ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts Payable ...............   $    50,941   $   353,519
     Accrued Salaries & Payroll Taxes       340,724       267,964
     Other Accrued Expenses .........        95,610       108,771
     Taxes Payable ..................        32,236       130,461
                                        -----------   -----------

   TOTAL CURRENT LIABILITIES ........       519,511       860,715

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable ..        25,292        25,292

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value ..          --            --
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,346,968 shares (12/31/01)
      and 3,542,160 shares (3/31/01)      1,811,842     2,165,549
     Retained Earnings ..............    11,741,870    10,767,409
                                        -----------   -----------

   TOTAL STOCKHOLDERS' EQUITY .......    13,553,712    12,932,958
                                        -----------   -----------
   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY .............   $14,098,515   $13,818,965
                                        ===========   ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months   Three Months
                                                 Ended          Ended
                                              December 31,   December 31,
                                                  2001          2000
                                              -----------    -----------

Sales .....................................   $ 2,222,370    $ 2,010,386
                                              -----------    -----------

Cost of Goods Sold ........................       921,413        721,515
Selling, General & Administrative .........       508,814        611,497
Research and Development ..................        74,212         77,683
Other (Income) and Expenses ...............       (15,579)       (45,909)
                                              -----------    -----------
                                                1,488,860      1,364,786
                                              -----------    -----------

Earnings Before Income Taxes ..............       733,510        645,600

Income Taxes ..............................       250,000        237,000
                                              -----------    -----------

Net Income ................................   $   483,510    $   408,600
                                              ===========    ===========

Reported Net Income .......................   $   483,510    $   408,600
Add Back: Goodwill Amortization ...........          --           65,667
Add Back: Trademark Amortization ..........          --           24,225
                                              -----------    -----------
Adjusted Net Income .......................   $   483,510    $   498,492
                                              ===========    ===========

Basic Earnings Per Share:
Reported Net Income .......................   $       .14    $       .11
Goodwill Amortization .....................          --              .02
Trademark Amortization ....................          --              .01
                                              -----------    -----------
Adjusted Net Income Per Share (Basic) .....   $       .14    $       .14
                                              ===========    ===========

Diluted Earnings Per Share:
Reported Net Income .......................   $       .14    $       .11
Goodwill Amortization .....................          --              .02
Trademark Amortization ....................          --              .00
                                              -----------    -----------
Adjusted Net Income Per Share (Diluted) ...   $       .14    $       .13
                                              ===========    ===========

Average Common Shares Outstanding (Basic) .     3,354,000      3,671,000
                                              ===========    ===========

Average Common Shares Outstanding (Diluted)     3,418,000      3,725,000
                                              ===========    ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Nine Months    Nine Months
                                                 Ended          Ended
                                              December 31,   December 31,
                                                  2001          2000
                                              -----------    -----------

Sales .....................................   $ 6,951,018    $ 6,616,902
                                              -----------    -----------

Cost of Goods Sold ........................     2,757,578      2,427,978
Selling, General & Administrative .........     1,671,455      1,880,903
Research and Development ..................       230,859        203,430
Other (Income) and Expenses ...............       (60,915)      (117,358)
                                              -----------    -----------
                                                4,598,977      4,394,953
                                              -----------    -----------

Earnings Before Income Taxes ..............     2,352,041      2,221,949

Income Taxes ..............................       764,822        784,693
                                              -----------    -----------

Net Income ................................   $ 1,587,219    $ 1,437,256
                                              ===========    ===========

Reported Net Income .......................   $ 1,587,219    $ 1,437,256
Add Back: Goodwill Amortization ...........          --          197,001
Add Back: Trademark Amortization ..........          --           72,675
                                              -----------    -----------
Adjusted Net Income .......................   $ 1,587,219    $ 1,706,932
                                              ===========    ===========

Basic Earnings Per Share:
Reported Net Income .......................   $       .46    $       .39
Goodwill Amortization .....................          --              .05
Trademark Amortization ....................          --              .02
                                              -----------    -----------
Adjusted Net Income Per Share (Basic) .....   $       .46    $       .46
                                              ===========    ===========

Diluted Earnings Per Share:
Reported Net Income .......................   $       .46    $       .38
Goodwill Amortization .....................          --              .05
Trademark Amortization ....................          --              .02
                                              -----------    -----------
Adjusted Net Income Per Share (Diluted) ...   $       .46    $       .45
                                              ===========    ===========

Average Common Shares Outstanding (Basic) .     3,431,000      3,722,000
                                              ===========    ===========

Average Common Shares Outstanding (Diluted)     3,455,000      3,751,000
                                              ===========    ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                  Three Months   Three Months
                                                     Ended          Ended
                                                   December 31,   December 31,
                                                      2001          2000
                                                   -----------    -----------
Cash Flows From Operating Activities:
 Net Income ....................................   $ 1,587,219    $ 1,437,256
 Depreciation and Amortization .................        87,555        390,103
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable .       591,207       (681,717)
    (Increase) Decrease in Inventories .........        87,337       (413,429)
    (Increase) Decrease in Prepaid Expenses ....      (210,615)       (15,658)
    Increase (Decrease) in Accounts Payable ....      (302,578)       (42,734)
    Increase (Decrease) in Accrued Liabilities .       (38,626)       204,225
                                                   -----------    -----------
Net Cash (Used) Provided by Operating
 Activities ....................................     1,801,499        878,046
                                                   -----------    -----------

Cash Flows From Investing Activities:

 Capital Expenditures, Net of Retirements ......       (13,650)       (80,053)
                                                   -----------    -----------
Net Cash (Used) Provided by Investing Activities       (13,650)       (80,053)
                                                   -----------    -----------

Cash Flows From Financing Activities:

 Treasury Stock Purchases ......................      (966,495)      (814,312)
 Proceeds From Stock Options Exercised .........            30         13,942
                                                   -----------    -----------
Net Cash (Used) Provided by Financing Activities      (966,465)      (800,370)
                                                   -----------    -----------

Net Increase (Decrease) In Cash and Equivalents        821,384         (2,377)
                                                   -----------    -----------

Cash and Cash Equivalents at Beginning of Period     2,316,769      2,849,709
                                                   -----------    -----------

Cash and Cash Equivalents at End of Period .....   $ 3,138,153    $ 2,847,332
                                                   ===========    ===========

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000

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

     The changes in the carrying amount of goodwill as of December 31, 2001, are as follows:

                                          Automata       Other
                                         Instruments  Acquisitions      Total
                                         -----------  ------------   ----------

      Balance March 31, 2001              $3,588,121    $619,821     $4,207,942
      Goodwill acquired during the year            -           -           -
      Impairment losses                            -           -           -
      Balance December 31, 2001           $3,588,121    $619,821     $4,207,942

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2001,  the Company had cash and short term  investments  of
$3,138,153.   In  addition,  the  Company  had  other  current  assets  totaling
$4,969,663 and total current assets of $8,107,816.  Current  liabilities of Mesa
Laboratories, Inc. were $519,511 which resulted in a current ratio of 15.6:1.

     The Company has made net capital asset  purchases of $13,650 for the fiscal year-to-date.

     The Company has  instituted a program to repurchase up to 500,000 shares of its outstanding  common stock.  Under the plan, the shares may be purchased from time  to  time  in  the  open  market  at  prevailing  prices  or in  negotiated transactions  off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

RESULTS OF OPERATIONS

REVENUE

     Net sales for the nine months ended December 31, 2001 increased $334,116 or
5% to $6,951,018  from the $6,616,902 net sales level achieved for the same nine month period last year. Net sales for the quarter  increased  $211,984 or 11% to
$2,222,370 from the $2,010,386 net sales level achieved in the same quarter last year. Sales for the quarter were led by a 24% increase in medical products.  The
Company's  dialysis meters produced an 18% gain for the quarter compared to last year,  while the Echo Dialyzer  Reprocessor  shipments  increased  more than 50%
compared to last year.  Datatrace loggers showed a small decline for the quarter decreasing  three percent from the same quarter a year ago.  Sales for the first nine months were led by a 16%  increase in medical  products  with double  digit percentage  increases  on a year to year  basis for both  reprocessor  and meter products.  Datatrace products continued to produce a small year to year decrease in sales of four percent.

COST OF GOODS SOLD

     Cost of goods sold for the first nine  months as a percent of net sales was
40% which  represents  a 3% increase  from the 37% level for the same nine month period last year. Cost of goods sold for the current quarter as a percent of net sales was 41%,  representing a 5% increase compared to the 36% level in the same quarter last year.  The increase  realized  during the second  quarter and first nine months of fiscal 2002 was attributable to changing mix of products sold due to an  increase  in sales of  medical  products  in  comparison  to sales of the
Company's logging products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling,  general  and  administrative  expenses  for the first nine months decreased 11% or $209,448 to $1,671,455  from $1,880,903 in the same period last year. For the current  quarter,  selling,  general and  administrative  expenses totaled  $508,814,  which was down 17% or $102,683 from $611,497 expended in the same quarter last year.  Marketing expenses accounted for an overall 7% increase with  Medical  marketing  expenses  gaining  over 16% from the prior  year while
Datatrace  marketing  expenses  increased 6%. The increase in marketing expenses for medical  products  was due chiefly to  increased  compensation  and bad debt
levels.   Datatrace  costs  increased  compared  to  last  year  due  to  higher compensation and bad debt costs.  Administration costs for the first nine months decreased 29% due to decreased  amortization  expense due to the  application of newly adopted accounting standards.

RESEARCH AND DEVELOPMENT

     Research and  development  for the first nine months  increased to $230,859 from  $203,430  which  represents a 13% increase from the same period last year.
Research  and  development  for the  quarter was  $74,212,  which  represents  a decrease of $3,471 or 4% from the  $77,683  level  expensed in the same  quarter last year.  Research and development  costs for the nine month period  increased due to higher  consulting  costs for two on-going  software upgrade projects and higher  material  costs for  prototype  development  of the next  generation  of
Datatrace logging instruments.

NET INCOME

     Net income for the nine months  ended  December 31, 2001  increased  10% to
$1,587,219 or $.46 per diluted  share from  $1,437,256 or $.38 per diluted share last year.  Net income for the  quarter was  $483,510 or $.14 per diluted  share compared  to net income of $408,600  or $.11 per  diluted  share last year.  The increase in net income  compared to last year was due chiefly to increased sales and elimination of goodwill amortization due to the application of newly adopted accounting standards.

PART II-OTHER INFORMATION

     None.

                             MESA LABORATORIES, INC.

                                DECEMBER 31, 2001

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
      -----------------------
            (Issuer)

      DATED:  February 14, 2002                 BY:  /s/Luke R. Schmieder
                                                        Luke R. Schmieder
                                                        President, Chief
                                                        Executive Officer,
                                                        Treasurer and Director

      DATED:  February 14, 2002                 BY:  /s/Steven W. Peterson
                                                        Steven W. Peterson
                                                        Vice President-Finance, Chief
                                                        Financial and Accounting
                                                        Officer and Secretary