Form 10KSB
period 2002-03-31
MESA LABORATORIES INC /CO
filed 2002-07-01
CIK 724004

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-KSB

                  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED MARCH 31, 2002

Commission File Number 0-11740

                             MESA LABORATORIES, INC.
                   (Name of small business issuer in its charter)

          Colorado                                  84-0872291
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                  Identification Number)

 12100 West Sixth Avenue  Lakewood, Colorado          80228
  (Address of principal executive offices)         (Zip Code)

Issuer's telephone number:  (303) 987-8000

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
best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $9,043,844.

State the  aggregate  market value of the voting and  non-voting  equity held by non-affiliates of the Registrant: As of May 31, 2002: $15,604,709*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No Par Value Common  Stock--3,323,476 shares as of May 31, 2002.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No    X  .
                                                    -----       -----

*    The  aggregate  market value was  determined by  multiplying  the number of outstanding  shares  (excluding  those  shares held of record by  officers, directors and greater than five percent  shareholders)  by $6.42,  the last sales price of the Registrant's  common stock as of May 31, 2002, such date being within 60 days prior to the date of filing.

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

     The Company presently markets the DATATRACE(R)and ELOGG(R)recording systems which  are used in  various  industrial  applications;  NUSONICS(R)Concentration
Analyzers,  Pipeline Interface  Detectors and Flow Meter products which are used in  various  industrial  applications;  and two  product  lines  used in  kidney dialysis [Dialysate Meters and the ECHO Reprocessing  Products].  The Company is
also  performing  research  and  development  to expand the  application  of its technology.

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
competition  in the data  logging  market;  competition  in the kidney  dialysis market;  competition in the fluid measurement  market; the discontinuance of the practice of dialyzer  reuse;  the business  abilities and judgment of personnel;
the impacts of unusual  items  resulting  from ongoing  evaluations  of business strategies; and changes in business strategy.

     Mesa's executive offices are located at 12100 West Sixth Avenue,  Lakewood,
Colorado 80228, telephone (303) 987-8000.

Data Logging

     The world  market for  temperature  sensors,  indicators  and  recorders is currently  estimated  at over $2 billion and is  projected  to grow at an annual rate of 4-6% over the next several years. The  electronics-based  thermal sensor market to which DATATRACE(R)products belong currently exceeds $100 million.

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

DATATRACE(R)Micropack Tracers, FRB Tracers and Flatpack Tracers

     The Micropack Tracer utilizes the latest advances in microcircuitry,  power supply and sensor  technologies.  The  instrument  is computer  based and can be programmed by the user to take and store  temperature,  temperature and humidity or temperature and pressure readings.  A lithium battery is utilized so that the device is completely  self-contained  and requires no external  wires or cables.
The devices  operate at  temperatures  from - 40(0)F to 680(0)F and provide both high accuracy and  reliability.  Late in March 2002, the Company  introduced its
Micropack  III line of Tracers for  temperature  recording.  The  Micropack  III offers many new features  including reduced size,  optical data transfer,  wider temperature ranges and increased data points.  Currently,  the Micropack Tracers for temperature are sold with various probe  configurations in three temperature ranges:  LoTemp(R)which  records temperatures from -40(0)F to 185(0)F;  Standard
Temp(R), which records temperatures from 50(0)F to 302(0)F; and HiTemp(R), which records  temperatures from 212(0)F to 680(0)F.  The Flatpack Tracer provides the customer  with a flat  profile  instrument  in addition  to the round  Micropack
Tracer.  The Flatpack Tracer is offered in the same temperature ranges and probe configurations as the Micropack Tracer.  Offering the same features but slightly larger than the Micropack Tracer, the FRB Tracer provides users with the ability to replace  batteries at their facility,  lowering  operating cost and down time for factory  replacement of the battery.  Utilizing the same electronics and FRB
Tracer packaging,  the Company offers a humidity and temperature  version of its
FRB Tracer  product  and a pressure  and  temperature  version of its FRB Tracer product.

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

DATATRACE(R)PC Interface

     The DATATRACE(R)product  line also includes PC Interface Modules and system software for user  programming of the Tracer  instruments for graphics  software and displaying and analyzing results. Programming and retrieval of data from the
Tracer is achieved by placing the instrument in the PC Interface  Module,  which is linked to a personal computer. The system's software is menu driven, allowing the operator to quickly and easily program start time and date, sample intervals and run ID.  Programming  can be  accomplished  within  fifteen  seconds  by the operator.  After a process run, data is retrieved by returning the Tracer to the
PC Interface Module and following the menu instructions.

ELOGG(R)Dataloggers

     The  Company  distributes  the  ELOGG(R)Datalogger  product  line in  North
America.  The  ELOGG(R)line  is  similar  in  concept  to the  DATATRACE(R)line, featuring  different  benefits  to the  end-user  such as longer  battery  life, extended memory and humidity logging in certain models.  Unlike the DATATRACE(R)
products,  the  ELOGG(R)is  a  larger  device  which  is not as  environmentally resistant and is ideally suited for long-term monitoring  applications,  such as transportation  and warehousing.  The ELOGG(R)line  also features a PC Interface
Module and software for user programming.

Sonic Fluid Measurement

     The Company's  sonic fluid  measurement  product line consists of two major components: Sonic Flow Meters and Concentration Monitors. While the total market for flow  meters is very  large,  the  NUSONICS(R)Sonic  Flow  Meters best serve applications  where  cleanliness,  resistance to corrosives or  portability  are required.  Specific applications where the NUSONICS(R) products are particularly
well  suited  include  water   treatment,   chemical   processing  and  heating,
ventilation and air conditioning (HVAC) applications.

     The  Concentration  Monitor  component  of the  product  line  consists  of
Pipeline Interface Detectors and Concentration Analyzers. The Pipeline Interface
Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application,  such as chemical,  food,  pharmaceutical and polymerization processes.

NUSONICS(R)Sonic Flow Meters

     The Sonic  Flow  Meter  line is a range of  products,  which are  suited to various fluid measurement applications.  The Model CM800 Sonic Flow Meter is the
Company's  main  wetted  transducer  meter.  With  transducers  that are mounted through the pipe wall and in contact with the material flowing through the pipe, it is the most accurate type of ultrasonic  flow meter.  The Model 90 Sonic Flow
Meter features  strap-on  transducers  and is sold in portable and fixed process versions. This product offers flexibility and portability for measuring flow and is totally noninvasive,  measuring flow rates through the pipe wall. The Company offers flow measurement  products  directed toward the heating,  ventilation and air conditioning (HVAC) market. The Balance Master Meter is a hand-held portable meter,  which  quickly  plugs into  specialized  flow  stations with window seal ports.  This meter  allows the plant  engineer  to quickly  read and adjust flow within a  building.  The CM800 Flow Meter  utilizes  the same  window  seal flow stations as the Balance Master to provide  continuous flow monitoring for use in energy management systems. In addition,  the Company markets Doppler flow meters in both  permanent  and  strap-on  transducer  models.  Unlike the  transit-time technology  that the  Company's  other flow  products  utilize to measure  clean fluids with dissolved solids, the Doppler technology is utilized when the fluids to be measured contain either suspended solids or entrained gases. Over the past five years, the ultrasonic flow meter market has shifted  preference to strap-on transducer  flow  meters  and has become  highly  price  competitive.  While the
Company continues to sell its flow meters for certain  applications,  demand for this product line has contracted and the  contribution  of this product line has declined to less than 5% of total revenues in fiscal 2002.

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

Kidney Hemodialysis Treatment

     Patients with kidney failure  (known as end stage renal  disease,  or ESRD)
require the removal of toxic waste products and excess water through  artificial means.  This  process is  generally  performed  three times per week and is most often accomplished through the use of hemodialysis.

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

     The Company's  Western Meter product,  Model 90DX,  measures  conductivity, temperature,  pressure and pH. Model 90DX is  microprocessor-based  and features improved accuracy and user convenience and field calibration capabilities.

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

The ECHO MM-1000 Dialyzer Reprocessor

     Dialyzer  reuse is a procedure  in which a  patient's  dialyzer is cleaned, performance tested and disinfected before it is reused by the same patient.  The approximate  cost  of  the  dialyzer  is  $10-$40,  and  each  patient  requires approximately  156  dialyzers  annually if no reuse is  employed.  Although  the
Company has not conducted a scientific  market  survey,  it estimates  that more than 80% of the hemodialysis patients being treated in centers are involved with reuse programs.

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

The Reuse Data Management (RDM) System

     The Company  markets its Reuse Data  Management  (RDM)  System.  The system consists of a custom database  management  software  package,  computer  system, barcode scanner and label printer. The RDM System is stand alone, and is capable of  operating  with any reuse  method  whether  automated  or manual.  Utilizing barcode technology,  the RDM System automates much of the data entry involved in the record keeping  process of managing  reuse,  and will provide record keeping and reporting to satisfy both patient management and regulatory requirements.

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

Marketing and Distribution

     The Company's  domestic sales of its dialysis products are generated by its in-house  marketing  staff  while  the  Company  maintains  an  organization  of independent  manufacturers'  representatives  to distribute its  DATATRACE(R)and
ELOGG(R)product lines. For its NUSONICS(R)product lines, a separate organization
of  manufacturers'  representatives  is  maintained.   International  sales  are
conducted  through over 50 distributors.  During the fiscal year ended March 31,
2002,  approximately  58%  of  sales  have  been  domestic  and  42%  have  been international to countries throughout Europe, Africa,  Australia, Asia and South
America, as well as Canada and Mexico.

     Sales promotions include attendance by Mesa representatives at conventions, the  continuation  of direct mail  campaigns  and trade journal  advertising  in industry related publications.

     Customers of Mesa's dialysis  products  primarily  include dialysis centers and dialysis  equipment  manufacturers.  The primary  emphasis of the  Company's marketing  effort is to offer quality products to the healthcare  market,  which will aid in cost containment and improved patient well-being.

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

     NUSONICS(R)customers  include various  industries such as water  treatment,
manufacturing,   HVAC  and  petroleum  product  transportation.   The  Company's
marketing  efforts are focused on offering flow  measurement  and  concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

During  the  fiscal  year  ended  March  31,  2002  two  customers   represented
approximately 12% and 11% of the Company's revenues,  respectively. At March 31,
2002,  these  customers  represented  approximately  28% and 8% of the Company's account  receivable  balances.  During the fiscal year ended March 31, 2001, one customer represented  approximately 13% of the Company's revenues.  At March 31,
2001  this  customer  represented  approximately  12% of the  Company's  account receivable balance.

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

     Companies  with which Mesa's  medical  products  compete  include  Minntech
Corporation. Companies with which Mesa's DATATRACE(R)and ELOGG(R)instrumentation products compete include Kaye Instruments, Ellab and Orion. Companies with which
Mesa's   NUSONICS(R)products   compete  include   Controlotron,   Badger  Meter,
Rosemount, Great Lakes Instruments and Panametrics.

     In the area of dialyzer reuse, management believes that the availability of
an  automated   reprocessing  system  which  consistently  cleans,   rinses  and
disinfects dialyzers,  as well as tests them for physical performance and leaks, can dramatically alter the reuse patterns.  Mesa believes that it is the largest supplier of meters used to calibrate hemodialysis equipment, although it has not conducted  independent  market surveys.  The  DATATRACE(R)and  ELOGG(R) products offer unique solutions to monitoring  temperature or humidity and temperature or
pressure   and   temperature   through  a   continuous   process  or   long-term
transportation and warehousing applications.  Although there are other solutions
to   temperature,    humidity   and   pressure   monitoring    available,    the
DATATRACE(R)products  offer  a  miniaturized,  self-contained,   environmentally
resistant, wireless solution.  NUSONICS(R)products offer solutions to monitoring of  clean  fluids  as well as  highly  corrosive  materials,  which  are  either noninvasive  or do not  disturb  the  flow  of the  product  through  the  pipe.
NUSONICS(R)products  also offer a unique solution to monitoring  variations in a fluid's  concentration  as the fluid passes  through a pipeline into or out of a process.

Government Regulation

     Medical  devices  marketed  by Mesa are  subject to the  provisions  of the
Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976 (hereinafter  referred to as the "Act"). A medical device, which was not marketed prior to May 28, 1976, or is not  substantially  equivalent to a device marketed  prior to that date,  may not be marketed  until  certain data is filed with the FDA and the FDA has  affirmatively  determined that such data justifies marketing under conditions  specified by the FDA. A medical device is defined by the Act as an  instrument  which (1) is intended for use in the diagnosis or the treatment of disease,  or is intended to affect the structure of any function of the human body;  (2) does not  achieve its  intended  purpose  through  chemical action;  and (3) is not dependent upon being  metabolized for the achievement of its principal intended purpose. The Act requires any company proposing to market a medical  device to notify the FDA of its intention at least ninety days before doing so, and in such  notification must advise the FDA as to whether the device is  substantially  equivalent to a device  marketed prior to May 28, 1976. As of the date hereof, the Company has received  permission from the FDA to market all of its medical products.

     Mesa's medical  products are subject to FDA  regulations  and  inspections, which may be time-consuming and costly.  This includes on-going  compliance with the FDA's current Good Manufacturing Practices regulations, which require, among other things,  the systematic  control of manufacture,  packaging and storage of products  intended for human use. Failure to comply with these practices renders the product  adulterated  and could  subject the Company to an  interruption  of manufacture and sale of its medical products and possible  regulatory  action by the FDA.

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

Employees

     At March 31,  2002,  the Company had a total of 52  employees,  of which 50 were  full-time  employees.  Currently,  ten persons are employed for marketing, three for research and development,  32 for  manufacturing and quality assurance and seven for administration.

Additional Information

     For  the  fiscal   years  ended  March  31,  2002  and  2001,   Mesa  spent
approximately $289,939 and $308,166, respectively, on Company-sponsored research and development activities.

     Compliance with federal, state and local provisions which have been enacted regarding the discharge of materials into the environment or otherwise  relating to the protection of the  environment  has not had, and is not expected to have, any  adverse  effect upon  capital  expenditures,  earnings  or the  competitive position of the  Company.  Mesa is not  presently a party to any  litigation  or
administrative   proceedings   with   respect  to  its   compliance   with  such
environmental  standards.  In addition,  the Company does not  anticipate  being required  to  expend  any  significant  capital  funds  in the near  future  for environmental protection in connection with its operations.

     The  Company  has  been  issued  patents  for  its  DATATRACE(R)temperature recording devices, its NUSONICS(R)sonic flow measurement and sonic concentration monitoring  products and its Automata dialysis meters.  Failure to obtain patent protection on the Company's remaining products may have a substantially  adverse effect upon the Company  since there can be no  assurance  that other  companies will not  develop  functionally  similar  products,  placing  the  Company  at a competitive  disadvantage.  Further,  there  can  be no  assurance  that  patent protection will afford protection against  competitors with similar  inventions, nor can  there be any  assurance  that the  patents  will  not be  infringed  or designed around by others. Moreover, it may be costly to pursue and to prosecute patent  infringement  actions against  others,  and such actions could interfere with the business of the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Annual Meeting of Shareholders of Mesa  Laboratories,  Inc. was held on
March 14,  2002.  Of the  3,334,169  Shares  entitled  to vote,  2,952,522  were represented  either in person or by proxy.  Four Directors were elected to serve until the next Annual Meeting of Shareholders.

          The four directors elected were:
                                           FOR                     WITHHELD
                                           ---                     --------
          Michael T. Brooks             2,938,724                   13,798
          H. Stuart Campbell            2,941,624                   10,898
          Paul D. Duke                  2,924,524                   27,998
          Luke R. Schmieder             2,929,524                   22,998

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

            Quarter Ended                                    High        Low
            -------------                                    ----        ---

            June 30, 2000                                    6.25       4.1875
            September 30, 2000                               7.00       5.25
            December 31, 2000                                6.75       5.375
            March 31, 2001                                   6.50       5.125

            Quarter Ended                                    High        Low
            -------------                                    ----        ---

            June 30, 2001                                    5.15       4.80
            September 30, 2001                               4.80       4.20
            December 31, 2001                                6.22       4.66
            March 31, 2002                                   7.70       6.01

     The NASDAQ National Market quotations set forth herein reflect inter-dealer prices,  without retail mark-up,  markdown,  or commission and may not represent actual transactions.

(b)  As of March 31, 2002, there were approximately  1,200 record and beneficial holders of Mesa's common stock.

(c)  The Company has not declared or paid any dividends to date.

(d)  During the fiscal year ended March 31,  2002,  the Company did not sell any equity  securities  that were not  registered  under the  Securities Act of
     1933, as amended.

     For  information  regarding  securities  authorized  for issuance under our equity compensation plans, please see Note 7 to the financial statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Sales

     Net sales for fiscal 2002 decreased less than one percent from fiscal 2001.
In real dollars,  net sales of $9,043,844 in fiscal 2002 decreased  $56,119 from
$9,099,963 in 2001.  Net sales  decreased in fiscal 2002 due to lower  Datatrace sales,  which were mostly offset by higher medical product sales. A weak economy in the United  States,  the tragedies  that  occurred in  September,  2001 and a strong US dollar in  comparison  to key  foreign  currencies  all had a negative impact on Datatrace product sales in fiscal 2002. Overall, medical product sales were stronger during fiscal 2002. Medical sales were helped by a key sale during the year into the South  American  market,  which  resulted in over  $800,000 of sales of Dialysate Meters and ECHO Reprocessors.

Cost of Sales

     Cost of sales as a  percent  of net  sales in  fiscal  2002  increased  one percent  from fiscal 2001 to 40.4%.  During  fiscal 2002 medical  product  sales continued to grow as a percentage  of the overall  sales mix.  Gross margins for the medical products tend to be lower than the Datatrace products,  which led to a small increase in cost of goods as a percentage of sales during the year.

Selling, General and Administrative

     Selling  costs  increased  7% from  fiscal  2001 to  fiscal  2002.  In real dollars,  selling expenses  increased  $80,445 to $1,224,835 in fiscal 2002 from
$1,144,390 in fiscal 2001.  The increase in selling  expenses in fiscal 2002 was due to increases in Medical and Datatrace selling expenses, which were partially offset by a decrease in Nusonics  expenses.  The increases in Datatrace  selling expenses were due chiefly to increased compensation costs during the year.

     General  and  administrative  expenses  were  $934,536  in fiscal  2002 and
$1,252,812  in fiscal 2001,  which  represents  a $318,276 or 25% decrease  from fiscal  2001 to fiscal  2002.  Decreased  costs in  fiscal  2002 were due to the elimination of goodwill amortization in accordance with new accounting standards implemented during the year. This elimination of expense was partially offset by increased consulting and business development costs.

Research and Development

     Company sponsored research and development cost $289,939 in fiscal 2002 and
$308,166 in fiscal 2001,  which  represents a 6% decrease from year to year. The decrease in fiscal 2002 was due to lower compensation and material costs for the year due to a decrease in  permanent  staff  during the year.  This  decrease in compensation  costs was  partially  offset by  increased  consulting  expense as specialized portions of projects were outsourced.

Net Income

     Net income  increased to $2,030,947 or $.59 per share on a diluted basis in fiscal 2002 from $1,832,268 or $.49 per share on a diluted basis in fiscal 2001.
Fiscal  2002  profits  increased  11%  from  2001  levels,  due  chiefly  to the elimination of amortization  expense during the year.  Diluted per share profits grew 20% from year to year due to the higher net income and lower average shares outstanding.  The lower shares outstanding were due to the Company's  continuing share buy back  program.  The  elimination  of  amortization  also  lowered  the
Company's net income tax rate for the fiscal year,  due to the fact that most of these expenses were not tax deductible.

Fiscal Year 2001 Compared to Fiscal Year 2000

Net Sales

     Net sales for fiscal 2001  increased 5% from fiscal 2000.  In real dollars, net sales of $9,099,963  in fiscal 2001  increased  $444,632 from  $8,655,331 in
2000.  Net  sales  increase  in  fiscal  2001  was due to an  increase  in sales resulting from the acquisition of Automata Instrumentation,  Inc. on December 7,
1999.  This increase was offset by declines in Datatrace and Nusonics  products.
Sales of Datatrace  products  declined  over 20% during  fiscal 2001.  While the worldwide market for capital goods was weak,  these products were  significantly hurt by the decrease in the value of the EURO in comparison to the Dollar, which made the product more  expensive in the European  market during fiscal 2001. The market in Japan was also softer for these products during the year adding to the decline in  international  sales.  The decline in Nusonics  products  was almost identical to the decline in Datatrace  products during fiscal 2001, but reflects the declining investment in our flow meter products.

Cost of Sales

     Cost of sales as a percent of net sales in fiscal 2001  increased 3.2% from fiscal 2000 to 39.4%. There were two main factors,  which impacted this increase during fiscal 2001.  Incorporation  of the Automata  products into the sales mix for the full year had a slightly negative impact on the Company's mix of product gross  margins.  The decline in  Datatrace  product  sales during the year had a further  negative  impact on the  Company's  sales  mix,  since  these  products currently provide our highest gross margin by product.

Selling, General and Administrative

     Selling costs in 2001  decreased 12% from fiscal 2000. In dollars,  selling costs declined  $149,630 to $1,144,390 in fiscal 2001 from  $1,294,020 in fiscal
2000.  The decrease in selling  expense  during fiscal 2001 was due chiefly to a reduction in outside  commission  expenses.  Decreases in sales of Datatrace and
Nusonics   products,   which  are  sold  primarily  through   independent  sales
representatives, led to a significant decrease in commissions. Increased medical product sales,  which are primarily sold through direct sales personnel,  led to higher salesperson commissions for the year, but these were partially off-set by lower bonuses.

     General and  administrative  expenses  were  $1,252,812  in fiscal 2001 and
$1,099,585  in fiscal 2000,  which  represents  a $153,227 or 14% increase  from fiscal 2000 to fiscal 2001. During fiscal 2001,  increased  amortization expense was  incurred  due to  the  Automata  acquisition  in  fiscal  2000.  The  newly implemented  401 (k) plan also  increased  benefit  expenses.  These  costs were partially offset by decreased acquisition costs.

Research and Development

     Company sponsored research and development cost $308,166 in fiscal 2001 and
$281,651 in fiscal  2000,  which  represents  a 9%  increase  from year to year.
Increases in  compensation  and  materials  costs  accounted for the increase in expense during fiscal 2001.  Current  projects in development  during the fiscal year  include  a  new  generation  Datatrace  instrument,  enhancements  to  the
Datatrace  user  software and  feasibility  work on a new meter  product for the dialysis market.

Net Income

     Net income  decreased to $1,832,268 or $.49 per share on a diluted basis in fiscal 2001 from $2,106,619 or $.55 per share on a diluted basis in fiscal 2000.
The decrease in net income  during  fiscal 2001 was partially due to the changes in product mix  highlighted  in the Cost of Goods Sold  section of this  report.
Additionally, higher amortization expense and increased charges against accounts receivable, inventory and fixed assets were taken during the year, which did not recur, in fiscal 2002.

Liquidity and Capital Resources

     On March 31,  2002,  the Company  had cash and  short-term  investments  of
$3,461,978.   In  addition,  the  Company  had  other  current  assets  totaling
$5,137,405 and total current assets of $8,599,383.  Current  liabilities of Mesa
Laboratories, Inc. were $500,705, which resulted in a current ratio of 17:1. For comparison purposes at March 31, 2001, Mesa had cash and short-term  investments of  $2,316,769,  other current  assets of  $5,822,592,  total current  assets of
$8,139,361, current liabilities of $860,715 and a current ratio of 9:1.

     Mesa has made  capital  acquisitions  of  $41,824  during  fiscal  2002 and
$80,053  during fiscal 2001.  The Company has instituted a program to repurchase up to 500,000 shares of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated  transactions  off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

Forward Looking Statements

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
competition  in the data  logging  market;  competition  in the kidney  dialysis market;  competition in the fluid measurement  market; the discontinuance of the practice of dialyzer  reuse;  the business  abilities and judgment of personnel;
the impacts of unusual  items  resulting  from ongoing  evaluations  of business strategies;  and changes in business strategy.  We do not intend to update these forward-looking statements. You are advised to review the "Additional Cautionary
Statements" section below for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

Additional Cautionary Statements

We Face Intense Competition

     The markets for some of our current and  potential  products are  intensely competitive.  We face  competition from companies that possess both larger sales forces and  possess  more  capital  resources.  In  addition,  there are growing numbers of competitor for certain of our products.

Our Growth  Depends on  Introducing  New Products and the Efforts of Third Party
Distributors

     Our growth  depends on the  acceptance of our products in the  marketplace, the  penetration  achieved by the  companies,  which we sell to, and rely on, to distribute  and  represent  our  products,  and our ability to introduce new and innovative  products that meet the needs of the various markets we serve.  There can be no  assurance  that we will be able  to  continue  to  introduce  new and innovative products or that the products we introduce, or have introduced,  will be widely accepted by the  marketplace,  or that the companies which we contract with to distribute  and  represent  our products  will continue to  successfully penetrate our various markets. Our failure to continue to introduce new products or gain wide  spread  acceptance  of our  products  would  adversely  affect our operations.

We Depend on Attracting New Distributors and Representatives for Our Products

     In order to successfully commercialize our products in new markets, we will
need  to  enter  into   distribution   arrangements   with  companies  that  can
successfully distribute and represent our products into various markets.

Our Products are Extensively Regulated Which Could Delay Product Introduction or
Halt Sales

     The process of obtaining and maintaining  required regulatory  approvals is
lengthy,  expensive  and  uncertain.   Although  we  have  not  experienced  any
substantial  regulatory  delays to date,  there is no assurance that delays will not occur in the future,  which could have a significant  adverse  effect on our ability  to  introduce  new  products  on a timely  basis.  Regulatory  agencies periodically  inspect our manufacturing  facilities to ascertain compliance with
"good  manufacturing  practices" and can subject approved products to additional testing and surveillance programs.  Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspensions of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we  believe  that we are  currently  in  compliance,  if we fail to comply  with regulatory  requirements,  it could  have an  adverse  effect on our  results of operations and financial condition.

We May be Unable to Effectively Protect Our Intellectual Property

     Our  ability  to compete  effectively  depends  in part on  developing  and maintaining the proprietary  aspects of our technology and processes.  We cannot assure you that the patents we have obtained, or any patents we may obtain, will provide any competitive  advantages for our products.  We also cannot assure you
that  those  patents  will  not  be  successfully  challenged,   invalidated  or
circumvented in the future. In addition,  we cannot assure you that competitors, many of which have substantial  resources and have made substantial  investments in competing technologies, have not already applied for or obtained, or will not seek to apply for or obtain,  patents that will prevent, limit or interfere with our ability to make, use and sell our products either in the United States or in international  markets.  Patent  applications  are  maintained  in secrecy for a period  after  filing.  We may not be aware  of all of the  patents  and  patent applications potentially adverse to our interests.

We May Have Product Liability Claims

     Our  products  involve a risk of  product  liability  claims.  Although  we maintain product  liability  insurance at coverage levels,  which we believe are adequate,  there is no assurance that, if we were to incur substantial liability for product liability claims,  insurance would provide adequate coverage against such liability.

Our Operating Results May Fluctuate

     Our results of  operations  may  fluctuate  significantly  from  quarter to quarter based on numerous factors including the following:

*    the introduction of new products;
*    the level of market acceptance of our products;
*    achievement of research and development milestones;
*    timing of the  receipt  of  orders  from,  and  product  shipment  to major customers;
*    timing of expenditures;
*    delays in educating  and training our  distributors'  and  representatives'
     sales forces;
*    manufacturing or supply delays;
*    product returns; and
*    receipt of necessary regulation approval.

Changing Industry Trends May Affect Operating Results

     Various  changes within the industries we serve may limit future demand for our products and may include the following:

*    increasing usage of single use dialyzers;
*    changes in dialysis reimbursements; and
*    increased availability of donated organs.

ITEM 7.  FINANCIAL STATEMENTS.

                               TABLE OF CONTENTS

      Independent Auditors' Report

      Financial Statements:

            Balance Sheets

            Statements of Income

            Statements of Stockholders' Equity

            Statements of Cash Flows

            Notes to Financial Statements

                         INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of
March 31, 2002 and 2001,  and the related  statements  of income,  stockholders'
equity, and cash flows for the years then ended. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Mesa Laboratories,  Inc. as of
March 31, 2002 and 2001,  and the results of its  operations  and its cash flows for the years then  ended,  in  conformity  with  auditing  standards  generally accepted in the United States of America.

                                       /s/ Ehrhardt Keefe Steiner & Hottman PC
                                           Ehrhardt Keefe Steiner & Hottman PC
April 30, 2002
Denver, Colorado

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS

      ASSETS                                                       March 31,
                                                          2002                  2001
                                                      -------------        -------------
      CURRENT ASSETS:
        Cash and cash equivalents                     $   3,461,978        $   2,316,769
        Accounts receivable -
          Trade, net of allowance for doubtful
            accounts of $50,000 (2002) and (2001)         2,288,719            3,232,706
          Other                                               7,305               53,631
        Inventories                                       2,443,091            2,402,847
        Prepaid expenses                                    296,512               27,508
        Deferred income taxes                               101,778              105,900
                                                      -------------        -------------
      TOTAL CURRENT ASSETS                                8,599,383            8,139,361

      PROPERTY, PLANT AND EQUIPMENT, net                  1,398,398            1,471,662

      OTHER ASSETS:
        Other long-term assets                              231,000                   -
        Goodwill                                          4,207,942            4,207,942
                                                      -------------        -------------

                                                      $  14,436,723        $  13,818,965
                                                      =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                             $      88,894        $     353,519
  Accrued salaries and payroll taxes                        310,272              267,964
  Accrued warranty expense                                   30,000               12,000
  Other accrued liabilities                                  36,878               96,771
  Taxes payable                                              34,661              130,461
                                                      -------------        -------------
  TOTAL CURRENT LIABILITIES                                 500,705              860,715

LONG TERM LIABILITIES:
  Deferred income taxes                                      41,744               25,292

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
    authorized 1,000,000 shares; none issued                     -                    -
  Common stock, no par value; authorized
    8,000,000 shares; issued and outstanding,
    3,342,376 (2002) and 3,542,160 (2001)                 1,791,758            2,165,549
  Retained earnings                                      12,102,516           10,767,409
                                                      -------------        -------------
                                                         13,894,274           12,932,958
                                                      -------------        -------------

                                                      $  14,436,723        $  13,818,965
                                                      ==============       =============

                       See notes to financial statements.

                                        STATEMENTS OF INCOME

                                                              Year Ended March 31,
                                                      ----------------------------------
                                                          2002                 2001
                                                      -------------        -------------

      Sales                                           $   9,043,844        $   9,099,963
      Cost of sales                                       3,652,435            3,588,266
                                                      -------------        -------------
      Gross profit                                        5,391,409            5,511,697
                                                      -------------        -------------

      Operating expenses:
        Selling                                           1,224,835            1,144,390
        General and administrative                          934,536            1,252,812
        Research and development                            289,939              308,166
                                                      -------------        -------------
      Total operating expenses                            2,449,310            2,705,368
                                                      -------------        -------------

      Operating income                                    2,942,099            2,806,329
      Interest income                                        78,511              146,474
      Other expense                                              -               (75,511)
                                                      -------------        -------------
      Earnings before income taxes                        3,020,610            2,877,292

      Income taxes                                          989,663            1,045,024
                                                      -------------        -------------

      Net income                                      $   2,030,947        $   1,832,268
                                                      =============        =============

           Reported net income                        $   2,030,947        $   1,832,268
           Add back: Goodwill amortization                       -               359,568
                                                      -------------        -------------

           Adjusted net income                        $   2,030,947        $   2,191,836
                                                      =============        =============

           Basic earnings per share:
           Reported net income                        $         .60        $         .50
           Goodwill amortization                                 -                   .09
                                                      -------------        -------------

           Adjusted net income per share (basic)      $         .60        $         .59
                                                      =============        =============

           Diluted earnings per share:
           Reported net income                        $         .59        $         .49
           Goodwill amortization                                 -                   .10
                                                      -------------        -------------

           Adjusted net income per share (diluted)    $         .59        $         .59
                                                      =============        =============

      Average common shares outstanding - basic           3,407,649            3,694,356
                                                      =============        =============

      Average common shares outstanding - diluted         3,452,159            3,722,317
                                                      =============        =============

      See notes to financial statements.

                                STATEMENT OF STOCKHOLDERS' EQUITY

                                       Common Stock
                                      ---------------                                           Total
                                         Number of                            Retained        Stockholders'
                                          Shares             Amount          Earnings           Equity
                                      ---------------     ------------     -------------      ------------

      BALANCE, March 31, 2000               3,787,476     $  2,687,087     $   9,912,377      $ 12,599,464

      Common stock issued for the
        conversion of incentive
        stock options net of
        shares returned to Company
        as payment                             29,135           42,608                -             42,608

      Purchase and retirement of
        treasury stock                       (274,451)        (564,146)         (977,236)       (1,541,382)

      Net income for the year                      -                -          1,832,268         1,832,268
                                      ---------------     ------------     -------------      ------------

      BALANCE, March 31, 2001               3,542,160        2,165,549        10,767,409        12,932,958

      Common stock issued for the
        conversion of incentive
        stock options net of
        shares returned to Company
        as payment                             13,995           27,909                -             27,909

      Purchase and retirement of
        treasury stock                       (213,779)        (401,700)         (695,840)       (1,097,540)

      Net income for the year                      -                -          2,030,947         2,030,947
                                      ---------------     ------------     -------------      ------------

      BALANCE, March 31, 2002               3,342,376     $  1,791,758     $  12,102,516      $ 13,894,274
                                      ===============     ============     =============      ============

      See notes to financial statements.

                                  STATEMENTS OF CASH FLOWS

                                                       Year Ended  March 31,
                                                    ----------------------------
                                                        2002            2001
                                                    ------------    ------------
Cash flows from operating activities:
  Net income                                        $  2,030,947    $  1,832,268
  Depreciation and amortization                          115,088         521,686
  Loss on disposal of assets                                  -           76,971
  Provision for bad debts                                     -          (20,000)
  Provision for warranty reserve                          18,000         (13,000)
  Provision for inventory reserve                        (40,000)         60,000
  Deferred income taxes                                   20,574        (107,136)
   Change in assets and liabilities-
    (Increase) decrease in accounts receivable           759,313        (880,534)
    (Increase) decrease in inventories                      (244)       (501,792)
    (Increase) decrease in prepaid expenses             (269,004)         10,823
     Increase (decrease) in accounts payable, trade     (264,625)        181,545
     Increase (decrease) in accrued liabilities
      and taxes payable                                 (113,385)       (114,944)
                                                    ------------    ------------
Net cash provided by operating activities              2,256,664       1,045,887
                                                    ------------    ------------

Cash flows from investing activities:
 (Capital expenditures)                                  (41,824)        (80,053)
                                                    ------------    ------------
Net cash (used) provided by investing activities         (41,824)        (80,053)
                                                    ------------    ------------

Cash flow from financing activities:
  Net proceeds from issuance of stock                     27,909          42,608
  Common stock repurchases                            (1,097,540)     (1,541,382)
                                                    ------------    ------------
Net cash (used) provided by financing activities      (1,069,631)     (1,498,774)
                                                    ------------    ------------

Net increase (decrease) in cash and cash
 equivalents                                           1,145,209        (532,940)

Cash and cash equivalents at beginning of year         2,316,769       2,849,709
                                                    ------------    ------------

Cash and cash equivalents at end of year            $  3,461,978    $  2,316,769
                                                    ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes                                      $  1,366,200    $  1,142,500
                                                    ============    ============

  Interest                                          $         -     $      1,459
                                                    ============    ============

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

During  the  fiscal  year  ended  March  31,  2002  two  customers   represented
approximately 12% and 11% of the Company's revenues,  respectively. At March 31,
2002,  these  customers  represented  approximately  28% and 8% of the Company's account  receivable  balances.  During the fiscal year ended March 31, 2001, one customer represented  approximately 13% of the Company's revenues.  At March 31,
2001  this  customer  represented  approximately  12% of the  Company's  account receivable balance.

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

Goodwill and Business  Combinations - Goodwill resulted from the acquisitions of
Nusonics,  Datatrace and Automata.  In July 2001,  the FASB issued SFAS Nos. 141 and 142 " Business  Combinations " and " Goodwill and other Intangible Assets ".
Statement 141 requires all business  combinations  initiated after June 30, 2001 to be accounted for using the purchase  method.  Under the guidance of Statement
142,  goodwill is no longer subject to  amortization  over its estimated  useful life.  Rather,  goodwill  will be subject to at least an annual  assessment  for impairment  by  applying  a fair  value base test.  The  Company  adopted  these statements  as of  April 1, 2001.  Further  the Company recorded no amortization expense on goodwill for the year ended March 31, 2002.  Goodwill  was tested for impairment at the time of adoption and in the fourth quarter.  No impairment was recorded as the fair value of the  reporting  unit exceeded its carrying  value.
As  a  result  of  Statement  142,  the  Company  will no longer be  recognizing approximately $360,000 in annual  amortization expense related to goodwill.  The
effect   of  adopting   statement  142  on  reported  net  income  exclusive  of
amortization  expense  (including  any  related  tax effects) for the year ended
March 31, 2001, is shown in the Statement of Operations.

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

Earnings Per Share - Basic  earnings per share is  calculated  using the average number of common shares  outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares  outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 102,741 and 27,961 additional shares in 2002 and 2001, respectively.

Valuation of Long-Lived  Assets - The Company  assesses  valuation of long-lived assets in accordance with Statement of Financial Accounting Standards (SFAS) No.
121,  Accounting  for the  Impairment  of Long-Lived  Assets and for  Long-Lived
Assets to be Disposed Of. The Company periodically  evaluates the carrying value of long-lived assets to be held and used when events and  circumstances  warrant such a review.  The carrying value of a long-lived asset is considered  impaired when the  anticipated  undiscounted  cash  flow from  such  asset is  separately identifiable  and is less than its  carrying  value.  In that  event,  a loss is recognized  based on the amount by which the  carrying  value  exceeds  the fair market value of the long-lived asset. Fair market value is determined  primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Use of Estimates - The  preparation of financial  statements in conformity  with accounting  principles  generally  accepted  in the  United  States  of  America requires  management to make estimates and assumptions  that affect the reported amounts  of assets and  liabilities  and  disclosure  of  contingent  assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the reporting  period.  Actual results could differ from those estimates.

Advertising  Costs -  Advertising  costs are expensed as  incurred.  Advertising costs for the years ended March 31, 2002 and 2001 were  $121,539  and  $103,824, respectively.

Fair  Value  of  Financial  Instruments  -  The  carrying  amount  of  financial instruments including cash and cash equivalents,  accounts receivable,  accounts payable  and  accrued  expenses  approximated  fair  value as of March 31,  2002 because of the relatively short maturity of these instruments.

Recently Issued Accounting Pronouncements - In August 2001, the FASB issued SFAS
No. 143,  "Accounting for Asset Retirement  Obligations."  SFAS No. 143 requires the  fair  value  of a  liability  for  an  asset  retirement  obligation  to be recognized  in the period in which it is  incurred if a  reasonable  estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived  asset.  SFAS No. 143 is effective for the Company for fiscal  years  beginning  after June 15,  2002.  The Company believes  the  adoption of this  statement  will have no material  impact on its consolidated financial statements.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or
Disposal of  Long-Lived  Assets."  SFAS No. 144 requires  that those  long-lived assets be measured at the lower of carrying  amount or fair value,  less cost to sell,  whether  reported in continuing  operations or  discontinued  operations.
Therefore,  discontinued operations will no longer be measured at net realizable value or include amounts for operating  losses that have not yet occurred.  SFAS
No. 144 is effective for financial  statements issued for fiscal years beginning after December 15, 2001 and, generally, is to be applied prospectively.

2.    Inventories:

Inventories consist of the following:

                                                        March 31,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------

      Raw materials                            $ 1,909,568     $ 1,962,241
      Work-in-process                              291,607         298,470
      Finished goods                               291,916         232,136
      Less reserve                                 (50,000)        (90,000)
                                               -----------     -----------

                                               $ 2,443,091     $ 2,402,847
                                               ===========     ===========

Work-in-process  and  finished  goods  include raw  materials,  direct labor and manufacturing overhead at March 31, 2002 and 2001.

3.    Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                                        March 31,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------

      Land                                     $   148,104     $   148,104
      Building                                   1,247,010       1,247,010
      Manufacturing equipment                    1,179,073       1,166,885
      Computer equipment                           262,908         234,386
      Furniture and fixtures                        74,382          73,268
                                               -----------     -----------
                                                 2,911,477       2,869,653
      Less accumulated depreciation             (1,513,079)     (1,397,991)
                                               -----------     -----------

                                               $ 1,398,398     $ 1,471,662
                                               ===========     ===========

4.   Income Taxes:

The  components  of the provision for income taxes for the years ended March 31,
2002 and 2001 are as follows:

                                                        March 31,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------
      Current tax provision:
         Federal                               $   853,498     $ 1,019,683
         State                                     116,386         132,477
                                               -----------     -----------
                                                   969,884       1,152,160
                                               -----------     -----------
      Deferred tax provision:
         Federal                                    17,405         (12,318)
         State                                       2,374         (94,818)
                                               -----------     -----------
                                                    19,779        (107,136)
                                               -----------     -----------

                                               $   989,663     $ 1,045,024
                                               ===========     ===========

Deferred  taxes result from temporary  differences in the  recognition of income and expenses for  financial and income tax  reporting  purposes and  differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 2002 and 2001 are as follows:

                                                        March 31,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------

      Depreciation and amortization            $   (41,744)    $   (25,292)
      Accrued vacation                              50,306          44,158
      Bad debt expense                              17,000          17,000
      Obsolete inventory                            17,000          30,600
      Warranty reserve                              10,200           4,080
      Other                                          7,272           7,272
      Deferred service cost                             -            2,790
                                               -----------     -----------

      Net deferred (liability)/asset           $    60,034     $    80,608
                                               ===========     ===========

A reconciliation of the Company's income tax provision for the years ended March
31, 2002 and 2001,  and the amounts  computed  by  applying  statutory  rates to income before income taxes is as follows:

                                                        March 31,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------

      Income taxes at statutory rates          $   935,358     $ 1,012,400
      State income taxes,
       net of federal benefit                      118,760         148,224
      Foreign sales corporation exemption          (64,455)       (115,600)
                                               -----------     -----------

                                               $   989,663     $ 1,045,024
                                               ===========     ===========

5.   Stock Repurchase:

The Company has  instituted a program to repurchase up to 500,000  shares of its outstanding common stock.  Under the program,  shares may be purchased from time to time in the open market at prevailing  prices or in  negotiated  transactions off the market. Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.

6.    Employee Benefit Plan:

The Company adopted a 401(k) plan effective  January 1, 2000.  Participation  is voluntary  and  employees  are eligible to  participate  at age 21 and after six months of employment with the Company. The Company matches 50% of the employee's contribution up to 6% of the employee's salary.

A participant  vests in the Company's  contributions  at a rate of 25% per year, fully  vesting  at the end of the  participant's  fourth  year of  service.  The
Company  contributed $44,906 to the plan for fiscal 2002, and $44,583 for fiscal
2001.

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

On October 3, 1996, the Company adopted a nonqualified  performance stock option plan for the benefit of the Company's outside Directors.  The plan provides that the outside  Directors  will receive grants to be determined and approved by the
Company's  inside  Directors  and not to  exceed  20,000  options  per  year per director. Under the terms of the plan, the options are exercisable for a term of ten years and, during such term are exercisable as follows: 25% after each year, and 100%  anytime  after the fourth  year until the end of the tenth  year.  The purchase price of the common stock will be equal to 100% of the closing price of the common stock on the over-the-counter market on the date of grant.

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

All option plans have been approved by the shareholders of the Company.

The following is a summary of options granted under the plans:

                                      FY 2002                    FY 2001
                              -----------------------     ---------------------
                                     WEIGHTED -                 WEIGHTED -
                                   AVG EXERCISE                AVG EXERCISE
                              -----------------------     ---------------------
                                 SHARES        PRICE       SHARES        PRICE
                              -----------     -------     --------      -------
      Options outstanding at
        beginning of year         308,000       $4.97      336,852        $5.05
      Options granted              94,300       $4.56       91,400        $5.29
      Options cancelled           (25,809)      $5.25     (103,952)       $5.67
      Options exercised           (48,456)      $4.85      (16,300)       $3.94
                                ---------      ------     --------       ------
      Options outstanding at
        end of year               328,035       $4.85      308,000        $4.97
                                =========      ======     ========       ======

      Options exercisable at
        end of year               120,110       $5.00      105,600        $4.84

      Shares available for
       future option grant        271,395                  343,834

The following is a summary of information about stock options  outstanding as of
March 31, 2002:

                               Options Outstanding                    Options Exercisable
                   ----------------------------------------------  -------------------------
                                     Weighted -
                                      Average                        Number       Weighted -
                      Number         Remaining       Weighted -    Exercisable     Average
Range of            Outstanding     Contractual       Average         as of        Exercise
Exercise Prices    as of 3/31/02   Life in Years   Exercise Price    03/31/02       Price
---------------    -------------   -------------   --------------  ------------   -----------

$3.75 - $4.25         71,035            4.2            $3.85          37,485         $3.88
$4.55                 90,200            5.1            $4.55              -             -
$4.56 - $5.25         61,900            3.1            $5.01          29,875         $5.00
$5.50                 57,650            4.5            $5.50          15,975         $5.50
$5.75 - $7.00         47,250            1.7            $5.91          36,775         $5.93
-------------       --------           ----           ------         -------        ------

$3.75 - $7.00        328,035            4.0            $4.85         120,110         $5.00
=============       ========           ====           ======         =======        ======

The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans.  Had  compensation  cost  for  the  Company's  stock  option  plans  been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent  with the  provisions of SFAS No. 123, the Company's net earnings and earnings  per share would have been  reduced to the pro forma  amount  indicated
below:

                                                        March 31,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------

      Net income - as reported                 $ 2,030,947     $ 1,832,268
      Net income - pro forma                   $ 1,868,798     $ 1,641,487
      Income per diluted share - as reported   $       .59     $       .49
      Income per diluted share - pro forma     $       .54     $       .44

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions  used for  grants:  dividend  yield of 0%;  expected  volatility  of approximately  30%;  discount rate of 4.9% (2002) and 6.3% (2001);  and expected lives of 5 years.

8.   International Sales:

For the past two fiscal years, the Company had foreign sales as follows:

                                                  Year Ended March 31,
                                               ---------------------------
                                                  2002             2001
                                               -----------     -----------

      Asia                                     $   866,995     $   959,493
      Europe                                     1,151,233       1,181,205
      South America                              1,302,549         443,763
      Other                                        455,540         358,754
                                               -----------     -----------

                                               $ 3,776,317     $ 2,943,215
                                               ===========     ===========

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

Name and Address        Age         Office                        Term Expires(1)
----------------        ---         ------                        ------------

Luke R. Schmieder        59         President, Chief Executive        2002
12100 West Sixth Avenue             Officer, Treasurer and
Lakewood, Colorado                  Director

Steven W. Peterson       45         Vice President-Finance,           2002
12100 West Sixth Avenue             Chief Financial and Chief
Lakewood, Colorado                  Accounting Officer and
                                    Secretary

Paul D. Duke             60         Director                          2002
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell       72         Director                          2002
12100 West Sixth Avenue
Lakewood, Colorado

Michael T. Brooks        53         Director                          2002
12100 West Sixth Avenue
Lakewood, Colorado

(1)  The term of office of each officer and of the Company is at the  discretion of the Board of Directors.

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

Paul D. Duke, Director

     Mr. Duke received his initial  medical  training  while on active duty with the United States Navy and while  attending the University of Alabama.  Mr. Duke was employed from 1965 to 1969 by the  University of Alabama  Medical  Center as
chief hemodialysis  technician and was employed by Cobe Laboratories,  Inc. from
1969 to 1973 as field  service and training  technician.  From 1973 to 1979,  he served in  various  capacities  for  Cordis  Dow  Corporation  (manufacturer  of pacemakers and hemodialysis  equipment and supplies),  including sales,  product management, European training manager and national service manager. From 1980 to
1982,  Mr. Duke served as  proprietor  and  president  of a  consulting  company specializing in medical  marketing,  sales,  service and training.  Mr. Duke has served as vice  president  and a director of the Company  since its inception in
1982.  At March 31, 2002,  Mr. Duke retired from his position as Vice  President and now devotes such time as is necessary to the affairs of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table, and its accompanying  explanatory footnotes,  includes annual and long-term  compensation  information on the Company's Chief Executive
Officer for services  rendered in all  capacities  during the fiscal years ended
March 31, 2002,  March 31, 2001 and March 31, 2000. No other  executive  officer received  total annual salary and bonus for the fiscal year ended March 31, 2002 in excess of $100,000.

                                 SUMMARY COMPENSATION TABLE

Name and Principal Position    Fiscal Year   Salary     Bonus(1)  Options Granted   Other Comp

L. Schmieder, CEO              2002          $108,985   $11,928   4,000             $3,100
                               2001          $106,867   $10,400   4,000             $3,150
                               2000          $106,712   $20,064   8,000             $897 ____

(1)   Reflects bonus earned in fiscal year, but paid in the following fiscal year.

      The following summary table sets forth information  concerning grants of stock options made during the fiscal year ended March 31, 2002 to the Company's Chief Executive Officer.

                             Option Grants in Last Fiscal Year
                             ---------------------------------

                           Percent of Total
               Options     Options Granted         Exercise    Expiration
Name           Granted     in Fiscal Year           Price       Date
----           -------     --------------           -----       ----

L. Schmieder    4,000       4%                      $4.55       July 1, 2011

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

     On July 2, 2001, the Company's two outside  directors were granted  options to purchase  4,000 shares of common stock at $4.55 per share.  The Company's two inside  directors  each were granted  options to purchase 4,000 shares of common stock at a price of $4.55 per share.

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

     As of March 31,  2002,  options to purchase a total of 328,035  shares were outstanding,  at exercise prices ranging from $3.75 to $7.00 per share. Further, as of March 31,  2002,  options to  purchase  an  aggregate  of  271,395  shares remained  available for grant under the Company's  stock option plans.  The plan adopted in September  1984 was terminated  effective June 1, 1993.  Options were granted  during the fiscal year ended March 31, 2002,  pursuant to the Company's incentive  stock option  plans,  to each of the  Company's  executive  officers.
Options to purchase  6,000 shares at $4.55 per share were granted to Mr.  Steven
W. Peterson, Vice President-Finance.  Mr. Luke R. Schmieder,  President, and Mr.
Paul D. Duke, Vice  President,  were granted options to purchase 4,000 shares at
$4.55 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock owned  beneficially as of March 31, 2002 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's  officers and directors as a group.  This information gives effect to securities deemed  outstanding  pursuant to Rule 13d-3(d)(1) under the
Securities Exchange Act of 1934, as amended. As far as is known to management of the  Company,  no  person  owns  beneficially  more  than  five  percent  of the outstanding  shares of common  stock as of March  31,  2002  except as set forth below.

                                        Amount and              Percentage of
  Name of Beneficial                    Nature of               Class Benefi-
       Owner                         Beneficial Owner           cially Owned
----------------------               ----------------           --------------

Luke R. Schmieder (1)                   355,967 (2)                  10.6

Steven W. Peterson (1)                   67,050 (3)                   2.0

Paul D. Duke (1)                        131,019 (4)                   3.9

H. Stuart Campbell (1)                   74,000 (5)                   2.2

Michael T. Brooks (1)                    14,700 (6)                   0.4

FMR Corp. (9)                           312,100 (7)                   9.3

All officers and                        642,736 (8)                  18.9
directors as a group (5 in number)

(1)  The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)  Includes 10,000 shares which Mr.  Schmieder has the right to acquire within
     60 days by exercise of stock options.
(3)  Includes  10,500 shares which Mr.  Peterson has the right to acquire within
     60 days by exercise of stock options.
(4)  Includes  10,000  shares which Mr. Duke has the right to acquire  within 60 days by exercise of stock options.
(5)  Includes  18,000 shares which Mr.  Campbell has the right to acquire within
     60 days by exercise of stock options.
(6)  Includes  13,500 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(7)  Based upon  information  set forth in schedule 13G filed by FMR Corp.  with the Securities and Exchange  Commission  dated February 14, 2002.  Fidelity
     Management & Research Company  ("Fidelity"),  a wholly-owned  subsidiary of
     FMR Corp., is the beneficial  owner of 312,100 shares as a result of acting as investment advisor to several investment companies. The ownership by one investment  company,  Fidelity  Low-Priced Stock Fund,  amounted to 312,100 shares.  Mr.  Edward C.  Johnson  3d, FMR  Corp.,  through  its  control of
     Fidelity, and the aforementioned investment companies each has the power to dispose of the 312,100 shares.
(8)  Includes 62,000 shares which the officers and directors of the Company as a group  have the  right  to  acquire  within  60 days by  exercise  of stock options.
(9)  The business address is 82 Devonshire Street, Boston, MA 02109.

     For  information  regarding  securities  authorized  for issuance under our equity compensation plans, please see Note 7 to the financial statements.

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

(23)(i)   Consent of  Ehrhardt Keefe Steiner & Hottman  PC,  independent  public accountants, to the incorporation by  reference  in  the  Registration
          Statements on Form S-8 (file numbers 33-89808, 333-02074 and 333-18161)
          of  their  report  dated April 30, 2002,  included in the Registrant's
          Report on Form 10-KSB for the fiscal year ended March 31, 2002.

(b)       Reports on Form 8-K.  During the last quarter of the period covered by this report, the Registrant did not file any Report on Form 8-K.

                                  SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MESA LABORATORIES, INC.
                                             -----------------------------
                                             Registrant

Date: July 1, 2002                           By:  /s/Luke R. Schmieder
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

/s/Luke R. Schmieder       President, Chief Executive Officer,             July 1, 2002
Luke R. Schmieder           Treasurer and Director

/s/Steven W. Peterson      Vice President, Finance, Chief Financial        July 1, 2002
Steven W. Peterson            and Chief Accounting Officer and Secretary

/s/Paul D. Duke            Director                                        July 1, 2002
Paul D. Duke

/s/H. Stuart Campbell      Director                                        July 1, 2002
H. Stuart Campbell

/s/Michael T. Brooks       Director                                        July 1, 2002
Michael T. Brooks