Form 10QSB
period 2002-06-30
MESA LABORATORIES INC /CO
filed 2002-08-14
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

There  were  3,314,476  shares  of the  Issuer's  common  stock,  no par  value, outstanding as of June 30, 2002.

ITEM 1. FINANCIAL STATEMENTS                                  FORM 10-QSB

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                                 JUNE 30, 2002       MARCH 31, 2002
   CURRENT ASSETS
     Cash and Cash Equivalents                          $ 4,162,696        $ 3,461,978
     Accounts Receivable, Net                             2,124,056          2,296,024
     Inventories                                          2,420,547          2,443,091
     Prepaid Expenses and Other                             189,436            398,290
                                                        -----------        -----------

           TOTAL CURRENT ASSETS                           8,896,735          8,599,383

   PROPERTY, PLANT & EQUIPMENT, NET                       1,392,779          1,398,398

   OTHER ASSETS
     Goodwill and Other                                   4,361,942          4,438,942
                                                        -----------        -----------

             TOTAL ASSETS                               $14,651,456        $14,436,723
                                                        ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable                                   $   106,796        $    88,894
     Accrued Salaries & Payroll Taxes                       259,489            310,272
     Other Accrued Expenses                                  85,304             66,878
     Taxes Payable                                           25,038             34,661
                                                        -----------        -----------

     TOTAL CURRENT LIABILITIES                              476,627            500,705

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable                           41,744             41,744

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value                            -                    -
     Common Stock, No Par Value;
         authorized 8,000,000 shares;
         issued and outstanding,
         3,314,476 shares (6/30/02)
      and 3,342,376 shares (3/31/02)                      1,733,867           1,791,758
     Retained Earnings                                   12,399,218          12,102,516
                                                        -----------         -----------

     TOTAL STOCKHOLDERS' EQUITY                          14,133,085          13,894,274
                                                        -----------         -----------

     TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                 $14,651,456         $14,436,723
                                                        ===========         ===========

ITEM 1.  FINANCIAL STATEMENTS  (CONTINUED)                                      FORM 10-QSB
         ---------------------------------

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months           Three Months
                                                           Ended                  Ended
                                                       June 30, 2002          June 30, 2001
                                                       -------------          -------------

Sales                                                   $2,052,455             $2,059,654
                                                        ----------             ----------

Cost of Goods Sold                                         811,783                793,863
Selling, General & Administrative                          581,616                563,402
Research and Development                                    49,449                 98,814
Other (Income) and Expenses                                (14,612)               (23,838)
                                                        ----------             ----------
                                                         1,428,236              1,432,241
                                                        ----------             -----------

Earnings Before Income Taxes                               624,219                627,413

Income Taxes                                               204,500                173,822
                                                        ----------             ----------

Net Income                                              $  419,719             $  453,591
                                                        ==========             ==========

Net Income Per Share (Basic)                            $      .13             $      .13
                                                        ==========             ==========

Net Income Per Share (Diluted)                          $      .12             $      .13
                                                        ==========             ==========

Average Common Shares Outstanding (Basic)                3,333,000              3,507,000
                                                        ==========             ==========

Average Common Shares Outstanding (Diluted)              3,415,000              3,525,000
                                                        ==========             ==========

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)                                  FORM 10-QSB

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months          Three Months
                                                            Ended                  Ended
                                                         June 30, 2002         June 30, 2001
                                                         -------------         -------------
Cash Flows From Operating Activities:
 Net Income                                                $  419,719            $  453,591
 Depreciation and Amortization                                 29,597                29,185
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable                248,968               420,034
    (Increase) Decrease in Inventories                         22,544              (154,052)
    (Increase) Decrease in Prepaid Expenses                   208,854               (78,272)
    Increase (Decrease) in Accounts Payable                    17,902              (297,996)
    Increase (Decrease) in Accrued Liabilities                (41,980)             (124,463)
                                                           ----------            ----------
Net Cash (Used) Provided by Operating
 Activities                                                   905,604               248,027
                                                           ----------            ----------

Cash Flows From Investing Activities:
 Capital Expenditures, Net of Retirements                     (23,978)               (3,906)
                                                           ----------            ----------
Net Cash (Used) Provided by Investing Activities              (23,978)               (3,906)
                                                           ----------            ----------

Cash Flows From Financing Activities:
                                                                                         -
 Treasury Stock Purchases                                    (194,033)             (353,001)
 Proceeds From Stock Options Exercised                         13,125                     3
                                                           ----------            ----------
Net Cash (Used) Provided by Financing Activities             (180,908)             (352,998)
                                                           ----------            ----------

Net Increase (Decrease) In Cash and Equivalents               700,718              (108,877)

Cash and Cash Equivalents at Beginning of Period            3,461,978             2,316,769
                                                           ----------            ----------

Cash and Cash Equivalents at End of Period                 $4,162,696            $2,207,892
                                                           ==========            ==========

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)                         FORM 10-QSB

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

     NOTE A. SUMMARY OF ACCOUNTING POLICIES

          The  summary  of the  Issuer's  significant  accounting  policies  are incorporated by reference to the Company's  annual report on Form 10KSB, at
     March 31, 2002.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

          On June 30, 2002,  the Company had cash and short term  investments of
     $4,162,696.  In addition,  the Company had other  current  assets  totaling
     $4,734,039 and total current assets of $8,896,735.  Current  liabilities of
     Mesa Laboratories,  Inc. were $476,627 which resulted in a current ratio of
     19:1.

          The Company has made net capital  asset  purchases  of $23,978 for the fiscal year-to-date.

          The  Company  has  instituted  a program to  repurchase  up to 500,000 shares of its outstanding  common stock.  Under the plan, the shares may be purchased  from time to time in the open market at prevailing  prices or in negotiated  transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

RESULTS OF OPERATIONS

REVENUE
          Net sales for the three months ended June 30, 2002 decreased $7,199 or less than one percent to  $2,052,455  from the  $2,059,654  net sales level achieved for the same three month period last year.  During the quarter the medical  products  produced  a 4%  increase,  which  was  off-set  by small decreases in the logging and ultrasonic portions of the products. Datatrace logging  product sales were  impacted by delays in shipping  orders for the new  Micropack  III version of  temperature  loggers which carried past the quarter end. The rate of shipping  improved during the month of July and we expect to  increase  our  production  capacity  further  during the current quarter  in order  to  balance  production  with  the  demand  for this new product.

                                                                                FORM 10-QSB

COST OF GOODS SOLD

          Cost of goods  sold for the first  three  months  as a percent  of net sales was 40% which  represents  a 1%  increase  from the 39% level for the same three month  period last year.  Most of the  increase  realized in the quarter was  attributable to higher labor and variance costs  associated to the initial production of the new Micropack III Temperature Loggers.

SELLING, GENERAL AND ADMINISTRATIVE

          Selling,  general  and  administrative  expenses  for the first  three months increased 3% or $18,214 to $581,616 from $563,402 in the same period last year.  Marketing  expenses accounted for almost the entire increase in selling,  general and  administrative  expenses.  Costs associated with the introduction of the Datatrace  Micropack III product were partially off-set by small decreases in the marketing costs for the Company's other products.
     Administration  costs  for  the  quarter  increased  only  slightly  due to increased consulting expense.

RESEARCH AND DEVELOPMENT

          Research  and  development  for the first three  months  decreased  to
     $49,449 from $98,814  which  represents a 50% decrease from the same period
     last  year.   Research  and  development   costs  decreased  due  to  lower
     compensation  and  consulting  costs  due to  the  completion  of  software
     projects  and   completion  of  the   Micropack  III  project,   which  was
     transitioning into manufacturing during the quarter.

NET INCOME

          Net income for the three  months  ended June 30, 2002  decreased 7% to
     $419,719 or $.12 per diluted  share from $453,591 or $.13 per diluted share last year. The change in net income from fiscal 2002 to fiscal 2003 was due to tax credits  realized in fiscal 2002 which are expected to be reduced in fiscal  2003.  Within the major  expense  categories,  increases in cost of goods sold and selling,  general and administration costs were off-set by a decrease in research and development spending.

PART II-OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K

a)       Exhibits:
99.1     Certification of Chief Executive Officer and Chief Financial Officer

                  b)  Reports on Form 8-K            None

                                                                                FORM 10-QSB

                             MESA LABORATORIES, INC.

                                  JUNE 30, 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
     (Issuer)

DATED:  August 14, 2002                                       BY:  /s/ Luke R. Schmieder
                                                                  Luke R. Schmieder
                                                                  President, Chief Executive Officer,
                                                                  Treasurer and Director

DATED:  August 14, 2002                                       BY:  /s/ Steven W. Peterson
                                                                  Steven W. Peterson
                                                                  Vice President-Finance, Chief
                                                                  Financial and Accounting Officer and
                                                                  Secretary