Form 10QSB
period 2002-09-30
MESA LABORATORIES INC /CO
filed 2002-11-06
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY  REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES  EXCHANGE ACT
OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File Number 0-11740
                         ------------------------------

                             MESA LABORATORIES, INC.
                             -----------------------
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

     There were  3,290,236  shares of the Issuer's  common stock,  no par value, outstanding as of September 30, 2002.

ITEM 1. FINANCIAL STATEMENTS                                         FORM 10-QSB

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                   SEPTEMBER 30,       MARCH 31,
                                                       2002               2002
                                                   -------------      ------------
                                     ASSETS
   CURRENT ASSETS
     Cash and Cash Equivalents                        $ 4,683,913      $ 3,461,978
     Accounts Receivable, Net                           2,311,225        2,296,024
     Inventories                                        2,486,566        2,443,091
     Prepaid Expenses                                     119,673          398,290
                                                      -----------      -----------
        TOTAL CURRENT ASSETS                            9,601,377        8,599,383

   PROPERTY, PLANT & EQUIPMENT, NET                     1,394,784        1,398,398

   OTHER ASSETS
     Goodwill and Other                                 4,284,942        4,438,942
                                                      -----------      -----------

         TOTAL ASSETS                                 $15,281,103      $14,436,723
                                                      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts Payable                                 $    73,849      $    88,894
     Accrued Salaries & Payroll Taxes                     268,418          310,272
     Other Accrued Expenses                                73,966           66,878
     Taxes Payable                                        168,532           34,661
                                                      -----------      -----------
   TOTAL CURRENT LIABILITIES                              584,765          500,705

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable                         41,744           41,744

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value                              -                -
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,290,236 shares (9/30/02)
      and 3,342,376 shares (3/31/02)                    1,693,599        1,791,758
     Retained Earnings                                 12,960,995       12,102,516
                                                      -----------      -----------
   TOTAL STOCKHOLDERS' EQUITY                          14,654,594       13,894,274
                                                      -----------      -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $15,281,103      $14,436,723
                                                      ===========      ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months     Three Months
                                                       Ended            Ended
                                                   Sept. 30, 2002   Sept. 30, 2001
                                                   --------------   --------------

Sales                                                  $2,431,869       $2,668,994
                                                       ----------       ----------

Cost of Goods Sold                                        878,325        1,042,302
Selling, General & Administrative                         493,455          599,239
Research and Development                                   79,480           57,834
Other (Income) and Expenses                               (15,979)         (21,498)
                                                       ----------       ----------
                                                        1,435,281        1,677,877
                                                       ----------       -----------

Earnings Before Income Taxes                              996,588          991,117

Income Taxes                                              335,500          341,000
                                                       ----------       ----------

Net Income                                             $  661,088       $  650,117
                                                       ==========       ==========

Net Income Per Share (Basic)                           $      .20       $      .19
                                                       ==========       ==========

Net Income Per Share (Diluted)                         $      .20       $      .19
                                                       ==========       ==========

Average Common Shares Outstanding (Basic)               3,304,000        3,433,000
                                                       ==========       ==========

Average Common Shares Outstanding (Diluted)             3,366,000        3,446,000
                                                       ==========       ==========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Six Months       Six Months
                                                       Ended            Ended
                                                   Sept. 30, 2002   Sept. 30, 2001
                                                   --------------   --------------

Sales                                                  $4,484,324       $4,728,648
                                                       ----------       ----------

Cost of Goods Sold                                      1,690,108        1,836,165
Selling, General & Administrative                       1,075,071        1,162,641
Research and Development                                  128,930          156,648
Other (Income) and Expenses                               (30,592)         (45,336)
                                                       ----------       ----------
                                                        2,863,517        3,110,118
                                                       ----------       -----------

Earnings Before Income Taxes                            1,620,807        1,618,530

Income Taxes                                              540,000          514,822
                                                       ----------       ----------

Net Income                                             $1,080,807       $1,103,708
                                                       ==========       ==========

Net Income Per Share (Basic)                           $      .33       $      .32
                                                       ==========       ==========

Net Income Per Share (Diluted)                         $      .32       $      .32
                                                       ==========       ==========

Average Common Shares Outstanding (Basic)               3,318,000        3,469,000
                                                       ==========       ==========

Average Common Shares Outstanding (Diluted)             3,389,000        3,490,000
                                                       ==========       ==========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Six Months        Six Months
                                                       Ended             Ended
                                                   Sept. 30, 2002    Sept. 30, 2001
                                                   --------------    --------------
Cash Flows From Operating Activities:
 Net Income                                            $1,080,807       $1,103,708
 Depreciation and Amortization                             59,194           58,371
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable            138,799           38,460
    (Increase) Decrease in Inventories                    (43,475)         (61,578)
    (Increase) Decrease in Prepaid Expenses               278,617            6,743
    Increase (Decrease) in Accounts Payable               (15,045)        (300,230)
    Increase (Decrease) in Accrued Liabilities             99,105          (62,048)
                                                       ----------       ----------
Net Cash (Used) Provided by Operating
 Activities                                             1,598,002          783,426
                                                       ----------       ----------

Cash Flows From Investing Activities:
 Capital Expenditures, Net of Retirements                 (55,580)          (6,199)
                                                       ----------       ----------
Net Cash (Used) Provided by Investing Activities          (55,580)          (6,199)
                                                       ----------       ----------

Cash Flows From Financing Activities:
                                                                                 -
 Treasury Stock Purchases                                (350,675)        (799,385)
 Proceeds From Stock Options Exercised                     30,188                3
                                                       ----------       ----------
Net Cash (Used) Provided by Financing Activities         (320,487)        (799,382)
                                                       ----------       ----------

Net Increase (Decrease) In Cash and Equivalents         1,221,935          (22,155)
                                                       ----------       ----------

Cash and Cash Equivalents at Beginning of Period        3,461,978        2,316,769
                                                       ----------       ----------

Cash and Cash Equivalents at End of Period             $4,683,913       $2,294,614
                                                       ==========       ==========

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2002 AND 2001

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2002,  the Company had cash and short term  investments of
$4,683,913.   In  addition,  the  Company  had  other  current  assets  totaling
$4,917,464 and total current assets of $9,601,377.  Current  liabilities of Mesa
Laboratories, Inc. were $584,765 which resulted in a current ratio of 16.4:1.

     The Company has made net capital asset  purchases of $55,580 for the fiscal year-to-date.

     The Company has  instituted a program to repurchase up to 500,000 shares of its outstanding  common stock.  Under the plan, the shares may be purchased from time  to  time  in  the  open  market  at  prevailing  prices  or in  negotiated transactions  off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

RESULTS OF OPERATIONS

REVENUE

     Net sales for the six months ended September 30, 2002 decreased $244,324 or
5% to $4,484,324  from the  $4,728,648 net sales level achieved for the same six month period last year.  Net sales for the quarter  decreased  $237,125 or 9% to
$2,431,869 from the $2,668,994 net sales level achieved in the same quarter last year.  Net sales for both the  quarter  and six month  period  were  unfavorably impacted by lower  shipments  of the Echo  Dialyzer  Reprocessing  System.  This
unfavorable comparison for Echo Dialyzer Reprocessing systems and sales in total was due to shipment in the comparable  quarter last year of an order to a single customer,  which exceeded  $800,000.  Due to  introduction in the current fiscal year of the Datatrace Micropack III, logging products produced increases for the quarter  and six  month  periods  of 40% and 17%,  respectively.  Medical  meter products  also gained for the quarter and  year-to-date  periods from prior year rising 9% and 5%, respectively.

COST OF GOODS SOLD

     Cost of goods  sold for the first six  months as a percent of net sales was
38% which  represents  a 1%  decrease  from the 39% level for the same six month period last year. Cost of goods sold for the current quarter as a percent of net sales was 36%,  representing a 3% decrease compared to the 39% level in the same quarter last year. The decrease realized during the second quarter and first six months of fiscal 2002 was  attributable  to changing mix of products sold due to an increase in sales of Datatrace logging products in comparison to sales of the
Company's medical products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling,  general  and  administrative  expenses  for the first six  months decreased 8% or $87,570 to  $1,075,071  from  $1,162,641 in the same period last year. For the current  quarter,  selling,  general and  administrative  expenses totaled  $493,455,  which was down 18% or $105,784 from $599,239 expended in the same quarter last year. Marketing expenses decreased 24% and 11% for the quarter and six month periods,  respectively with Medical marketing  expenses  declining
38% and 28% from the prior year while Datatrace  marketing expenses decreased 4%
for the quarter and  increased  12% for the six month  period.  The  decrease in marketing  expenses for medical  products was due chiefly to lower  compensation and bad debt levels.  Datatrace  costs increased for the six month period due to promotional  costs in support of the new Micropack  III product.  Administration costs decreased only marginally for the quarter and six month periods

RESEARCH AND DEVELOPMENT

     Research  and  development  for the first six months  decreased to $128,930 from $156,648  which  represents an 18% decrease from the same period last year.
Research  and  development  for the quarter was  $79,480,  which  represents  an increase of $21,646 or 37% from the $57,834  level  expensed in the same quarter last year. Research and development costs for the six month period decreased due to lower  compensation,  consulting  and materials  costs.  The increase for the quarter was due chiefly to higher  material and supplies costs  incurred  during the period.

NET INCOME

     Net income for the six months  ended  September  30, 2002  decreased  2% to
$1,080,807 or $.32 per diluted  share from  $1,103,708 or $.32 per diluted share last year.  Net income for the quarter was $661,088 or a record $.20 per diluted share  compared to net income of  $650,117 or $.19 per diluted  share last year.
For the  quarter,  the  increase  in net  income  compared  to last year was due chiefly to increased sales of logging products. For the year-to-date, income was down slightly due to lower total sales,  but increased as a percent of sales due to higher sales of logging products.

PART II-OTHER INFORMATION

ITEM 3. Controls and procedures

The Company, under the supervision of the chief executive and financial officer, has conducted an evaluation of the  effectiveness of the design and operation of the Company's  disclosure  controls and procedures  within 90 days of the filing date of this quarterly  report.  Based upon the results of this evaluation,  the
Company believes that they maintain proper  procedures for gathering,  analyzing and  disclosing  all  information  in a timely  fashion  that is  required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

ITEM 6. Exhibits and reports on Form 8-K

     a) Exhibits:

     99.1 Certification of Chief Executive Officer and Chief Financial Officer

     b) Reports on Form 8-K:

     None

                             MESA LABORATORIES, INC.

                               SEPTEMBER 30, 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
            (Issuer)

      DATED:  November 6, 2002                  BY: /s/Luke R. Schmieder
                                                    Luke R. Schmieder
                                                    President, Chief Executive Officer,
                                                    Treasurer and Director

      DATED:  November 6, 2002                  BY: /s/Steven W. Peterson
                                                    Steven W. Peterson
                                                    Vice President-Finance, Chief
                                                    Financial and Accounting Officer and
                                                    Secretary

                                 CERTIFICATIONS

I, Luke R. Schmieder,  the Chief Executive  Officer of Mesa  Laboratories,  Inc.
(the "Company"), certify that:

1. I have reviewed this  quarterly  report on Form 10-QSB of Mesa  Laboratories,
Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of
registrant's   board  of  directors  (or  persons   performing   the  equivalent
functions):

a) all significant  deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

                                   By: /s/Luke R. Schmieder
                                   Name:  Luke R. Schmieder
                                   Title: Chief Executive Officer

I, Steven W. Peterson,  the Chief Financial Officer of Mesa  Laboratories,  Inc.
(the "Company"), certify that:

1. I have reviewed this  quarterly  report on Form 10-QSB of Mesa  Laboratories,
Inc.;

2. Based on my  knowledge,  this  quarterly  report  does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements made, in light of the  circumstances  under which such statements were made, not  misleading  with respect to the period covered by this quarterly report;

3.  Based  on my  knowledge,  the  financial  statements,  and  other  financial information  included in this quarterly  report,  fairly present in all material respects the financial  condition,  results of operations  and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are  responsible  for establishing and maintaining  disclosure  controls and procedures (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed  such  disclosure  controls and  procedures  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others  within those  entities,  particularly  during the period in which this quarterly report is being prepared;

b) evaluated  the  effectiveness  of the  registrant's  disclosure  controls and procedures  as of a date  within  90  days  prior  to the  filing  date  of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the  disclosure  controls  and  procedures  based  on our  evaluation  as of the
Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation,  to the registrant's auditors and the audit committee of
registrant's   board  of  directors  (or  persons   performing   the  equivalent
functions):

a) all significant  deficiencies in the design or operation of internal controls which  could  adversely  affect the  registrant's  ability  to record,  process, summarize and report  financial data and have  identified  for the  registrant's auditors any material weaknesses in internal controls; and

b) any  fraud,  whether  or not  material,  that  involves  management  or other employees who have a significant role in the registrant's internal controls; and

6. The  registrant's  other  certifying  officers  and I have  indicated in this quarterly  report  whether or not there  were  significant  changes in  internal controls or in other factors that could  significantly  affect internal controls subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 6, 2002

                                   By: /s/Steven W. Peterson
                                   Name:  Steven W. Peterson
                                   Title: Chief Financial Officer