Form 10QSB
period 2002-12-31
MESA LABORATORIES INC /CO
filed 2003-01-24
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002
                                               -----------------

                                       OR

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File Number 0-11740
                         ------------------------------

                             MESA LABORATORIES, INC.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  COLORADO                                  84-0872291
                  --------                                  ----------
      (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

      12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO             80228
      -------------------------------------------             ---------
      (Address of Principal Executive Offices)              (Zip Code)

      Issuer's telephone number, including area code:  (303) 987-8000

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act,  during the past 12 months and (2) has
been subject to the filing requirements for the past 90 days. Yes  X   No
                                                                  ---     ---

     State the number of shares  outstanding of each of the Issuer's  classes of common stock, as of the latest practicable date:

     There were  3,116,430  shares of the Issuer's  common stock,  no par value, outstanding as of December 31, 2002.

ITEM 1. FINANCIAL STATEMENTS                                         FORM 10-QSB
        --------------------

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                    December 31,       March 31,
                                                        2002             2002
                                                    -----------      -----------
                                     ASSETS

   CURRENT ASSETS
     Cash and Cash Equivalents ...............      $ 4,226,490      $ 3,461,978
     Accounts Receivable, Net ................        2,195,789        2,296,024
     Inventories .............................        2,495,743        2,443,091
     Prepaid Expenses ........................          156,839          398,290
                                                    -----------      -----------
        TOTAL CURRENT ASSETS .................        9,074,861        8,599,383

   PROPERTY, PLANT & EQUIPMENT, NET ..........        1,365,513        1,398,398

   OTHER ASSETS
     Goodwill and Other ......................        4,207,942        4,438,942
                                                    -----------      -----------

         TOTAL ASSETS ........................      $14,648,316      $14,436,723
                                                    ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts Payable ........................      $    31,892      $    88,894
     Accrued Salaries & Payroll Taxes ........          310,889          310,272
     Other Accrued Expenses ..................           80,314           66,878
     Taxes Payable ...........................           48,001           34,661
                                                    -----------      -----------

   TOTAL CURRENT LIABILITIES .................          471,096          500,705

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable ...........           41,744           41,744

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value ...........             --               --
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,116,430 shares (12/31/02)
      and 3,342,376 shares (3/31/02) .........        1,325,789        1,791,758
     Retained Earnings .......................       12,809,687       12,102,516
                                                    -----------      -----------

   TOTAL STOCKHOLDERS' EQUITY ................       14,135,476       13,894,274
                                                    -----------      -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ......................      $14,648,316      $14,436,723
                                                    ===========      ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three Months   Three Months
                                                        Ended          Ended
                                                     December 31,    December 31,
                                                        2002            2001
                                                    -----------     -----------

Sales ..........................................    $ 2,196,865     $ 2,222,370
                                                    -----------     -----------

Cost of Goods Sold .............................        793,324         921,413
Selling, General & Administrative ..............        561,943         508,814
Research and Development .......................         70,707          74,212
Other (Income) and Expenses ....................        (13,204)        (15,579)
                                                    -----------     -----------
                                                      1,412,770       1,488,860
                                                    -----------     -----------

Earnings Before Income Taxes ...................        784,095         733,510

Income Taxes ...................................        245,500         250,000
                                                    -----------     -----------

Net Income .....................................    $   538,595     $   483,510
                                                    ===========     ===========

Net Income Per Share (Basic) ...................    $       .17     $       .14
                                                    ===========     ===========

Net Income Per Share (Diluted) .................    $       .17     $       .14
                                                    ===========     ===========

Average Common Shares Outstanding (Basic) ......      3,157,000       3,354,000
                                                    ===========     ===========

Average Common Shares Outstanding (Diluted) ....      3,238,000       3,418,000
                                                    ===========     ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months    Nine Months
                                                        Ended          Ended
                                                     December 31,    December 31,
                                                        2002            2001
                                                    -----------     -----------

Sales ..........................................    $ 6,681,189     $ 6,951,018
                                                    -----------     -----------

Cost of Goods Sold .............................      2,483,432       2,757,578
Selling, General & Administrative ..............      1,637,015       1,671,455
Research and Development .......................        199,636         230,859
Other (Income) and Expenses ....................        (43,796)        (60,915)
                                                    -----------     -----------
                                                      4,276,287       4,598,977
                                                    -----------     -----------

Earnings Before Income Taxes ...................      2,404,902       2,352,041

Income Taxes ...................................        785,500         764,822
                                                    -----------     -----------

Net Income .....................................    $ 1,619,402     $ 1,587,219
                                                    ===========     ===========

Net Income Per Share (Basic) ...................    $       .50     $       .46
                                                    ===========     ===========

Net Income Per Share (Diluted) .................    $       .49     $       .46
                                                    ===========     ===========

Average Common Shares Outstanding (Basic) ......      3,264,000       3,431,000
                                                    ===========     ===========

Average Common Shares Outstanding (Diluted) ....      3,338,000       3,455,000
                                                    ===========     ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months  Nine Months
                                                         Ended        Ended
                                                      December 31,  December 31,
                                                         2002          2001
                                                     -----------    -----------
Cash Flows From Operating Activities:
 Net Income ......................................   $ 1,619,402    $ 1,587,219
 Depreciation and Amortization ...................        88,791         87,555
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable ...       331,235        591,207
    (Increase) Decrease in Inventories ...........       (52,652)        87,337
    (Increase) Decrease in Prepaid Expenses ......       241,451       (210,615)
    Increase (Decrease) in Accounts Payable ......       (57,002)      (302,578)
    Increase (Decrease) in Accrued Liabilities ...        27,393        (38,626)
                                                     -----------    -----------
Net Cash (Used) Provided by Operating
 Activities ......................................     2,198,618      1,801,499
                                                     -----------    -----------

Cash Flows From Investing Activities:
 Capital Expenditures, Net of Retirements ........       (55,906)       (13,650)
                                                     -----------    -----------
Net Cash (Used) Provided by Investing Activities .       (55,906)       (13,650)
                                                     -----------    -----------

Cash Flows From Financing Activities:
 Treasury Stock Purchases ........................    (1,438,849)      (966,495)
 Proceeds From Stock Options Exercised ...........        60,649             30
                                                     -----------    -----------
Net Cash (Used) Provided by Financing Activities .    (1,378,200)      (966,465)
                                                     -----------    -----------

Net Increase (Decrease) In Cash and Equivalents ..       764,512        821,384
                                                     -----------    -----------

Cash and Cash Equivalents at Beginning of Period .     3,461,978      2,316,769
                                                     -----------    -----------

Cash and Cash Equivalents at End of Period .......   $ 4,226,490    $ 3,138,153
                                                     ===========    ===========

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2001

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
        OF OPERATIONS

     LIQUIDITY AND CAPITAL RESOURCES

          On December 31, 2002, the Company had cash and short-term  investments of $4,226,490.  In addition,  the Company had other current assets totaling
     $4,848,371 and total current assets of $9,074,861.  Current  liabilities of
     Mesa Laboratories,  Inc. were $471,096 which resulted in a current ratio of
     19.3:1.

          The Company has made net capital  asset  purchases  of $55,906 for the fiscal year-to-date.

          The  Company  has  instituted  a program to  repurchase  up to 500,000 shares of its outstanding  common stock.  Under the plan, the shares may be purchased  from time to time in the open market at prevailing  prices or in negotiated  transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

     RESULTS OF OPERATIONS

     REVENUE

          Net  sales for the nine  months  ended  December  31,  2002  decreased
     $269,829 or 4% to $6,681,189  from the  $6,951,018 net sales level achieved for the same  nine-month  period  last  year.  Net  sales  for the  quarter decreased  $25,505 or 1% to $2,196,865  from the $2,222,370 net sales level achieved in the same quarter last year.  For the quarter net sales showed a modest  decline.  When the major  products are analyzed  sales of Datatrace logging products increased 19% during the quarter, but were offset by a 16%
     decline in medical  product  sales.  The sales trend  year-to-date  is very similar to the quarterly  results with  Datatrace  products  increasing 18%
     while  medical  products  declined  17%. At this time,  revenues  are being positively  impacted  by  the  recent  introduction  of the  Company's  new
     Micropack III Temperature  Loggers and by a decrease in the value of the US
     Dollar compared to the Euro.  These positive events continue to be tempered by an on-going  weakness in capital spending.  Additionally,  medical sales have  declined  year-to-date  due primarily to lower  Dialyzer  Reprocessor sales,  which enjoyed  higher than average sales volume in the prior fiscal year.

     COST OF GOODS SOLD

          Cost of goods sold for the first nine months as a percent of net sales was 37%  which  represents  a 3%  decrease  from the 40% level for the same nine-month  period last year. Cost of goods sold for the current quarter as a percent of net sales was 36%,  representing a 5% decrease compared to the
     41% level in the same quarter last year. The decrease  realized  during the third  quarter  and first nine months of fiscal  2003 was  attributable  to changing  mix of products  sold due to an  increase  in sales of  Datatrace logging products in comparison to sales of the Company's medical products.

     SELLING, GENERAL AND ADMINISTRATIVE

          Selling, general and administrative expenses for the first nine months decreased 2% or $34,440 to  $1,637,015  from  $1,671,455 in the same period last year. For the current  quarter,  selling,  general and  administrative expenses  totaled  $561,943,  which  was up 10% or  $53,129  from  $508,814 expended in the same quarter last year.  Marketing  expenses  increased 11%
     and decreased 5% for the quarter and nine month periods,  respectively with
     Medical marketing expenses  increasing 4% for the quarter and declining 20%
     year-to-date  from  the  prior  year  while  Datatrace  marketing  expenses increased  29% for the quarter and increased 17% for the nine month period.
     The increase in marketing expenses for medical products for the quarter was due chiefly to higher  training  costs.  Datatrace  costs increased for the nine-month  period due to promotional costs in support of the new Micropack
     III product and increased bad debt levels.  Administration  costs increased
     9% and 2% for the quarter and  nine-month  periods,  and was due chiefly to annual report and meeting  costs,  which were incurred  earlier in the year compared to the prior fiscal year.

     RESEARCH AND DEVELOPMENT

          Research  and  development  for the first  nine  months  decreased  to
     $199,636 from $230,859 which represents a 14% decrease from the same period last year.  Research and  development  for the quarter was  $70,707,  which represents  a decrease of $3,505 or 5% from the $74,212  level  expensed in the  same  quarter  last  year.  Research  and  development  costs  for the nine-month period decreased due to lower compensation and consulting costs.
     The  decrease  for the quarter was due chiefly to lower  consulting  costs, which were mostly offset by higher material costs.

     NET  INCOME

          Net income for the nine months ended December 31, 2002 increased 2% to
     $1,619,402  or $.49 per diluted  share from  $1,587,219 or $.46 per diluted share last year.  Net income for the quarter  increased  11% to $538,595 or
     $.17 per  diluted  share  compared  to net income of  $483,510  or $.14 per diluted share last year.  For both the quarter and nine-month  period,  the increase in net income  compared to last year was due chiefly to  increased sales of logging  products.  For the  quarter,  diluted  earnings per share increased by 21% benefiting from the reduced shares outstanding produced by the Company's on-going stock repurchase efforts.

     PART II-OTHER INFORMATION

          ITEM 3. Controls and procedures

     The Company,  under the  supervision  of the chief  executive and financial officers,  has conducted an evaluation of the  effectiveness  of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation,  the Company believes that they maintain proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed  in its  Exchange Act reports.  There have been no  significant  changes in the Company's  controls  subsequent to the evaluation date.

          ITEM 4. Submission of matters to a vote of securities holders

     The Annual Meeting of Shareholders of Mesa  Laboratories,  Inc. was held on
     November 14, 2002. Of the 3,290,536 Shares entitled to vote, 2,870,987 were represented  either in person or by proxy.  Four  Directors were elected to serve until the next Annual Meeting of Shareholders.

          The four directors elected were:

                                            FOR                   WITHHELD
                                            ---                   --------
           Michael T. Brooks             2,853,526                 17,461
           H. Stuart Campbell            2,853,826                 17,161
           Paul D. Duke                  2,849,526                 21,461
           Luke R. Schmieder             2,840,326                 30,661

          ITEM 6. Exhibits and reports on Form 8-K

      a)       Exhibits:
      99.1     Certification of Chief Executive Officer and Chief Financial Officer

      b)    Reports on Form 8-K:
      None

                             MESA LABORATORIES, INC.

                                DECEMBER 31, 2002

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
      -----------------------
            (Issuer)

      DATED:  January 24, 2003         BY:  /s/Luke R. Schmieder
             ------------------            -------------------------------------
                                           Luke R. Schmieder
                                           President, Chief Executive Officer,
                                           Treasurer and Director

      DATED:  January 24, 2003         BY:  /s/Steven W. Peterson
             ------------------            -------------------------------------
                                           Steven W. Peterson
                                           Vice President-Finance, Chief
                                           Financial and Accounting Officer and
                                           Secretary

                                 CERTIFICATIONS
                                 --------------

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

Date: January 24, 2003

                                   By:  /s/  Luke R. Schmieder
                                        ----------------------
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

Date: January 24, 2003

                                   By:  /s/  Steven W. Peterson
                                        -----------------------
                                   Name:  Steven W. Peterson
                                   Title: Chief Financial Officer