Form 10KSB
period 2003-03-31
MESA LABORATORIES INC /CO
filed 2003-06-30
CIK 724004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2003

Commission File Number 0-11740

                             MESA LABORATORIES, INC.
                      -------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                    84-0872291
            --------                           ------------------------------
(State or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                            Number)

                12100 West Sixth Avenue Lakewood, Colorado   80228
                ------------------------------------------   -----
                (Address of principal executive offices)   (Zip Code)

Issuer's telephone number:  (303) 987-8000

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
best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $9,081,776.

State the  aggregate  market value of the voting and  non-voting  equity held by non-affiliates of the Registrant: As of May 31, 2003: $17,362,657*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No Par Value Common  Stock--3,077,407 shares as of May 31, 2003.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No    X  .
                                                    -----       -----

*    The  aggregate  market value was  determined by  multiplying  the number of outstanding  shares  (excluding  those  shares held of record by  officers, directors and greater than five percent  shareholders)  by $6.95,  the last sales price of the Registrant's  common stock as of May 31, 2003, such date being within 60 days prior to the date of filing.

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

     The Company  presently  markets the  DATATRACE(R)  and  ELOGG(R)  recording
systems    which    are    used    in    various    industrial     applications;
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
DATATRACE(R)products  have  developed  application  niches within major industry
segments  such  as  food  processing,   medical  sterilization,   pharmaceutical
processing,  transportation,  electronics,  aerospace,  storage  facilities  and textile  manufacturing.  DATATRACE(R)  products are used in any  industry  where temperature,  pressure or humidity  is  critical to the  manufacturing  process, quality of the  product  or where  product  temperature,  pressure  or  humidity profiles are required in a continuous or moving process environment.

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

     The  DATATRACE(R)  Tracers can be placed  completely  inside a container or process to provide true time and temperature or time,  temperature and humidity,
or  time,   temperature  and  pressure  profiles  of  manufacturing   processes,
transportation systems and storage facilities. Optional probe configurations and attachments  allow the Tracers to be adapted to a wide variety of  applications.
By  eliminating  the need for wires or cable  connections,  the  Tracer  greatly reduces set up time while increasing measurement reliability.

DATATRACE(R)PC Interface

     The DATATRACE(R)product  line also includes PC Interface Modules and system software for user  programming of the Tracer  instruments and data retrieval for
graphics  software  and  displaying  and  analyzing  results.   Programming  and
retrieval of data from the Tracer is achieved by placing the  instrument  in the
PC  Interface  Module  which is  linked to a  personal  computer.  The  system's software is menu driven,  allowing  the  operator to quickly and easily  program
start  time  and  date,  sample  intervals  and  run  ID.   Programming  can  be
accomplished  within fifteen seconds by the operator.  After a process run, data is retrieved by returning  the Tracer to the PC Interface  Module and  following the menu instructions.

ELOGG(R)Dataloggers

     The  Company  distributes  the  ELOGG(R)Datalogger  product  line in  North
America.  The  ELOGG(R)  line is similar  in  concept  to the  DATATRACE(R)line, featuring  different  benefits  to the  end-user  such as longer  battery  life,
extended   memory  and   humidity   logging  in  certain   models.   Unlike  the
DATATRACE(R)products,   the   ELOGG(R)is  a  larger   device  which  is  not  as
environmentally  resistant  and  is  ideally  suited  for  long-term  monitoring applications,  such as  transportation  and warehousing.  The ELOGG(R)line  also features a PC Interface Module and software for user programming.

Sonic Fluid Measurement

     The Company's  sonic fluid  measurement  product line consists of two major components: Sonic Flow Meters and Concentration Monitors. While the total market for flow  meters is very  large,  the  NUSONICS(R)  Sonic Flow Meters best serve applications  where  cleanliness,  resistance to corrosives or  portability  are required.  Specific applications where the  NUSONICS(R)products are particularly
well  suited  include  water   treatment,   chemical   processing  and  heating,
ventilation and air conditioning (HVAC) applications.

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
This meter  allows the plant  engineer to quickly  read and adjust flow within a building.  The CM800 Flow Meter  utilizes the same window seal flow  stations as the  Balance  Master to provide  continuous  flow  monitoring  for use in energy management systems. In addition, the Company markets doppler flow meters in both permanent and strap-on  transducer  models.  Unlike the transit-time  technology that the  Company's  other flow  products  utilize to measure  clean fluids with dissolved  solids,  the doppler  technology  is  utilized  when the fluids to be measured contain either suspended solids or entrained gases.  Over the past five years,  the  ultrasonic  flow meter  market has shifted  preference  to strap-on transducer  flow  meters  and has become  highly  price  competitive.  While the
Company continues to sell its flow meters for certain  applications,  demand for this product line has contracted and the  contribution  of this product line has declined to less than 5% of total revenues in fiscal 2003.

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
Incorporating  state-of-the-art  electronic design and a new transducer  design, this product offers advanced features,  smaller size, reduced manufacturing cost and simpler installation.  In addition, the Company also offers its Model 86 and
Model 87 (a laboratory model) Composition Meters.

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

Marketing and Distribution

     The Company's  domestic sales of its dialysis products are generated by its in-house  marketing  staff  while  the  Company  maintains  an  organization  of independent  manufacturers'  representatives  to distribute its  DATATRACE(R)and
ELOGG(R)product   lines.   For  its   NUSONICS(R)   product  lines,  a  separate
organization  of  manufacturers'  representatives  is maintained.  International sales are conducted  through over 50 distributors.  During the fiscal year ended
March 31, 2003,  approximately 65% of sales have been domestic and 35% have been international to countries throughout Europe, Africa,  Australia, Asia and South
America, as well as Canada and Mexico.

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

     DATATRACE(R)and  ELOGG(R)customers  include  numerous  industrial users who utilize  the  products  within a variety of  manufacturing,  transportation  and storage applications. The emphasis of the Company's marketing effort is to offer a quality  product that  provides a unique and flexible  solution to  monitoring temperature,  pressure  or humidity  without  interfering  with the  processing, transportation or storage of the product.

     NUSONICS(R)customers  include various  industries such as water  treatment,
manufacturing,   HVAC  and  petroleum  product  transportation.   The  Company's
marketing  efforts are focused on offering flow  measurement  and  concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

     During the fiscal  year ended  March 31,  2003,  one  customer  represented approximately  11%  of  the  Company's  revenues  and  approximately  6% of  the
Company's accounts  receivable  balance.  During the fiscal year ended March 31,
2002  two  customers  represented  approximately  12% and  11% of the  Company's
revenues,   respectively.   At  March  31,  2002,  these  customers  represented
approximately 28% and 8% of the Company's account receivable balances.

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

     Companies with which Mesa's medical products compete include Cantel Medical
Corporation.     Companies     with    which     Mesa's     DATATRACE(R)     and
ELOGG(R)instrumentation  products  compete  include  GE Kaye,  Ellab and  Orion.
Companies with which Mesa's  NUSONICS(R)products  compete include  Controlotron,
Badger Meter, Rosemount, and GE Panametrics.

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

     The  manufacture  and sale of  medical  devices is also  regulated  by some states.  Although there is substantial overlap between state regulations and the regulations  of the FDA,  some  state laws may apply.  Mesa,  however,  does not anticipate  that complying with state  regulations  will create any  significant problems.  Foreign  countries also have laws regulating  medical devices sold in
those  countries,   which  may  cause  us  to  expend  additional  resources  on compliance.

Employees

     At March 31,  2003,  the Company had a total of 47  employees,  of which 46 were full-time  employees.  Currently,  nine persons are employed for marketing, three for research and development,  28 for  manufacturing and quality assurance and seven for administration.

Additional Information

     For the fiscal years ended March 31, 2003 and 2002, Mesa spent $259,966 and
$289,939,   respectively,   on   Company-sponsored   research  and   development
activities.

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

     The  Company  has been  issued  patents  for its  DATATRACE(R)  temperature recording devices, its NUSONICS(R)sonic flow measurement and sonic concentration monitoring  products and its Automata dialysis meters.  Failure to obtain patent protection on the Company's remaining products may have a substantially  adverse effect upon the Company  since there can be no  assurance  that other  companies will not  develop  functionally  similar  products,  placing  the  Company  at a competitive  disadvantage.  Further,  there  can  be no  assurance  that  patent protection will afford protection against  competitors with similar  inventions, nor can  there be any  assurance  that the  patents  will  not be  infringed  or designed around by others. Moreover, it may be costly to pursue and to prosecute patent  infringement  actions against  others,  and such actions could interfere with the business of the Company.

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

            Quarter Ended                                    High        Low
            -------------                                    ----        ---

            June 30, 2001                                    5.15       4.80
            September 30, 2001                               4.80       4.20
            December 31, 2001                                6.22       4.66
            March 31, 2002                                   7.70       6.01

            Quarter Ended                                    High        Low
            -------------                                    ----        ---

            June 30, 2002                                    7.75       5.50
            September 30, 2002                               6.45       5.46
            December 31, 2002                                6.62       5.90
            March 31, 2003                                   7.03       6.06

     The Nasdaq National Market quotations set forth herein reflect inter-dealer prices, without retail mark-up,  mark-down,  or commission and may not represent actual transactions.

(b)  As of March 31, 2003, there were approximately  1,000 record and beneficial holders of Mesa's common stock.

(c)  The Company has not declared or paid any dividends to date.

(d)  During the fiscal year ended March 31,  2003,  the Company did not sell any equity  securities  that were not  registered  under the  Securities Act of
     1933, as amended.

     For  information  regarding  securities  authorized  for issuance under our equity compensation plans, please see Footnote 7 to the Financial Statements.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Critical Accounting Policies and Estimates

     The  preparation of our financial  statements in conformity with accounting
principles   generally  accepted  in  the  United  States  of  America  requires management to make estimates and assumptions that affect the amounts reported in our financial  statements and  accompanying  notes.  Actual results could differ materially from those estimates.

     We believe that there are several accounting  policies that are critical to understanding the Company's historical and future performance, as these policies affect the reported amounts of revenue and the more significant  areas involving management's  judgments and estimates.  These  significant  accounting  policies relate to revenue  recognition,  research and  development  costs,  valuation of inventory, and valuation of long-lived assets. These policies, and the Company's procedures related to these policies, are described in detail below.

Revenue Recognition

     We  sell  our  products  directly  through  our  sales  force  and  through distributors.  Revenue  from  direct  sales of our  product is  recognized  upon shipment to the  customer.  Revenue from ongoing  product  service and repair is fully recognized upon completion and shipment of serviced product.

Research & Development Costs

     Research  and  development  activities  consist  primarily  of new  product development and continuing  engineering on existing  products.  Costs related to research and development  efforts on existing or potential products are expensed as incurred.

Valuation of inventories

     Inventories are stated at the lower of cost or market,  using the first-in,
first-out   method  (FIFO)  to  determine  cost.  The  Company's  policy  is  to periodically evaluate the market value of the inventory and the stage of product life cycle,  and record a reserve for any  inventory  considered  slow moving or obsolete.  As of March 31, 2003 and 2002 the  Company had  recorded a reserve of
$110,000 and $50,000, respectively, against slow moving inventory.

Valuation of Long-Lived Assets

     The Company assesses the realizable value of long-lived assets and goodwill for  potential  impairment  at least  annually or when events and  circumstances warrant such a review.  The carrying  value of a long-lived  asset is considered impaired when the  anticipated  fair value is less than its carrying  value.  In assessing the recoverability of our long-lived assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective  assets. In addition,  we must make assumptions regarding the useful lives of these  assets.  As of March 31, 2003, we evaluated our long-lived  assets for potential  impairment.  Based on our  evaluation,  no impairment charge was recognized.

     The above listing is not intended to be a comprehensive  list of all of our accounting  policies.  In many cases,  the accounting  treatment of a particular
transaction  is   specifically   dictated  by  generally   accepted   accounting
principles,  with no need for management's judgment in their application.  There
are  also  areas  in  which  management's   judgment  in  selecting  any  viable
alternative  would not produce a materially  different  result.  See our audited financial  statements  and  notes  thereto  which  begin at  "Item 7.  Financial
Statements"  of this  Annual  Report on Form  10-KSB  which  contain  accounting policies  and  other  disclosures  required  by  generally  accepted  accounting principles.

Results of Operations

Fiscal Year 2003 Compared to Fiscal Year 2002

Net Sales

     Net sales for fiscal 2003 increased less than one percent from fiscal 2002.
In real dollars,  net sales of $9,081,776 in fiscal 2003 increased  $37,932 from
$9,043,844 in 2002.

     During fiscal 2003,  revenues for the Datatrace brand of products performed exceptionally  well  increasing  28 percent The new  Micropack  III  temperature loggers were extremely  successful  during their first year in the  marketplace, and propelled the temperature  logging products to an increase of 40 percent for the fiscal year. Humidity logging instruments also produced a sharp increase for the fiscal year improving more than 140 percent. Datatrace products were further helped  during the year by a decline in the value of the US dollar  compared  to the EURO which is helping  these  products  realize  sales gains in the European market.

     During fiscal 2003 the company's  medical products  declined 16 percent for the fiscal year.  The major share of this  decrease was due to a decline in Echo
Dialyzer  Reprocessor sales, which had increased  dramatically in the prior year due to a large order from a single customer that was not repeated in the current fiscal year.  Also, the expanded use of single use dialyzers in the U.S.  market has reduced  Reprocessor  demand.  Sales of the  hand-held  meter portion of the medical  products  line  decreased by 11 percent in the most recent fiscal year.
This has come after  several  years of strong  growth in previous  fiscal years.
Currently,  research  and  development  efforts  are just  beginning  to further enhance our line of hand-held dialysate meters.

Cost of Sales

     Cost of sales as a percent of net sales in fiscal 2003  decreased 3.0% from fiscal 2002 to 37.4%.  The main factor that impacted this decrease during fiscal
2003 was an increase in  Datatrace  logging  device  sales as a percent of total sales. The Company's logging instruments tend to have a higher gross margin over the other  instruments which the Company produces and sells. This improvement in sales mix was partially off-set by an increase in Datatrace export sales,  which are sold at a discount to the company's international distributors and produce a lower gross margin.

Selling, General and Administrative

     Selling costs in 2003  increased 9% from fiscal 2002.  In dollars,  selling costs increased  $109,550 to $1,334,385 in fiscal 2003 from $1,224,835 in fiscal
2002.  The  increase in selling  expense  during  fiscal 2003 was due chiefly to increased  selling and  marketing  cost for Datatrace  products.  In addition to increases  in variable  costs such as  commissions,  bonuses  and  travel,  more discretionary  expenses such as advertising  and  demonstration  equipment costs were increased  during the year to support the introduction of the Company's new
Micropack III products. Selling costs for medical products decreased due chiefly to lower  compensation  costs,  which were partially  off-set by higher training costs. Selling expenses for the Nusonics brand of products also decreased during fiscal 2003 due to the reallocation of personnel resources to other areas of the
Company.

     General  and  administrative  expenses  were  $903,710  in fiscal  2003 and
$934,536 in fiscal 2002,  which  represents a $30,826 or three percent  decrease from fiscal 2002 to fiscal 2003.  During  fiscal 2003,  lower costs for business development activities were partially off-set by higher compensation costs.

Research and Development

     Company sponsored research and development cost was $259,966 in fiscal 2003 and $289,939 in fiscal 2002,  which represents a 10% decrease from year to year.
During fiscal 2003,  consulting expenses dropped significantly and was partially off-set by substantially  higher material and supply expenses as work during the year focused more on hardware development and software development projects were completed.  Besides  completing the Micropack III product for temperature,  work continued for other transducers to offer in the Micropack III package to measure additional parameters.

Net Income

     Net income increased to a record  $2,126,879 or $.64 per share on a diluted basis in fiscal  2003 from  $2,030,947  or $.59 per share on a diluted  basis in fiscal 2002.  The increase in net income during fiscal 2003 was partially due to the  changes in product  mix  highlighted  in the Cost of Sales  section of this report.  Additionally,  higher sales and lower  administration  and research and development  expenses  helped to increase  income.  During the fiscal year,  the
Company  repurchased  266,169  shares of our  common  stock.  This  program  has continued  into the new fiscal  year,  and  depending on market  conditions,  is expected  to continue  throughout  fiscal  2004.  The stock  repurchase  program reduced outstanding common shares and allowed diluted earnings per share to grow at a faster  rate than net  income.  While net income grew at a faster rate than net sales for the fiscal year,  this growth was restrained by an increase in the net income tax rate compared to last year.  This increase in the income tax rate was due chiefly to a change in the tax code which  reduced the benefit of export sales.

Fiscal Year 2002 Compared to Fiscal Year 2001

Net Sales

     Net sales for fiscal 2002 decreased less than one percent from fiscal 2001.
In real dollars,  net sales of $9,043,844 in fiscal 2002 decreased  $56,119 from
$9,099,963 in 2001.  Net sales  decreased in fiscal 2002 due to lower  Datatrace sales, which were mostly off-set by higher medical product sales. A weak economy in the United  States,  the tragedies  that  occurred in  September,  2001 and a strong US dollar in  comparison  to key  foreign  currencies  all had a negative impact on Datatrace product sales in fiscal 2002. Overall, medical product sales were stronger during fiscal 2002. Medical sales were helped by a key sale during the year into the South  American  market,  which  resulted in over  $800,000 of sales of Dialysate Meters and ECHO Reprocessors.

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

Selling, General and Administrative

     Selling  costs  increased  7% from  fiscal  2001 to  fiscal  2002.  In real dollars,  selling expenses  increased  $80,445 to $1,224,835 in fiscal 2002 from
$1,144,390 in fiscal 2001.  The increase in selling  expenses in fiscal 2002 was due to increases in Medical and Datatrace  selling expenses which were partially off-set by a decrease in Nusonics  expenses.  The increases in Datatrace selling expenses were due chiefly to increased compensation costs during the year.

     General  and  administrative  expenses  were  $934,536  in fiscal  2002 and
$1,252,812  in fiscal 2001,  which  represents  a $318,276 or 25% decrease  from fiscal  2001 to fiscal  2002.  Decreased  costs in  fiscal  2002 were due to the elimination of goodwill amortization in accordance with new accounting standards implemented  during the year. This elimination of expense was partially  off-set by increased consulting and business development costs.

Research and Development

     Company sponsored research and development cost $289,939 in fiscal 2002 and
$308,166 in fiscal 2001,  which  represents a 6% decrease from year to year. The decrease in fiscal 2002 was due to lower compensation and material costs for the year due to a decrease in  permanent  staff  during the year.  This  decrease in compensation  costs was  partially  off-set by increased  consulting  expense as specialized portions of projects were outsourced.

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

Liquidity and Capital Resources

     On March 31,  2003,  the  Company  had cash and short term  investments  of
$4,761,102.   In  addition,  the  Company  had  other  current  assets  totaling
$4,842,556 and total current assets of $9,603,658.  Current  liabilities of Mesa
Laboratories,  Inc. were $586,706 which resulted in a current ratio of 16:1. For comparison  purposes at March 31, 2002, Mesa had cash and short term investments of  $3,461,978,  other current  assets of  $5,137,405,  total current  assets of
$8,599,383, current liabilities of $500,705 and a current ratio of 17:1.

     Mesa has made  capital  acquisitions  of  $64,933  during  fiscal  2003 and
$41,824  during fiscal 2002.  The Company has instituted a program to repurchase up to 500,000 shares of its outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated  transactions  off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

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
the impacts of unusual  items  resulting  from ongoing  evaluations  of business strategies;  and changes in business strategy.  We do not intend to update these forward looking statements. You are advised to review the "Additional Cautionary
Statements" section below for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

     Our growth  depends on the  acceptance of our products in the  marketplace, the  penetration  achieved  by the  companies  which we sell to, and rely on, to distribute  and  represent  our  products,  and our ability to introduce new and innovative  products that meet the needs of the various markets we serve.  There can be no  assurance  that we will be able  to  continue  to  introduce  new and innovative products or that the products we introduce, or have introduced,  will be widely accepted by the  marketplace,  or that the companies which we contract with to distribute  and  represent  our products  will continue to  successfully penetrate our various markets. Our failure to continue to introduce new products or gain wide  spread  acceptance  of our  products  would  adversely  affect our operations.

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

We May Have Product Liability Claims

     Our  products  involve a risk of  product  liability  claims.  Although  we maintain  product  liability  insurance at coverage  levels which we believe are adequate,  there is no assurance that, if we were to incur substantial liability for product liability claims,  insurance would provide adequate coverage against such liability.

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

ITEM 7.  FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS

Independent Auditors' Report

Financial Statements:

Balance Sheets

Statements of Income

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of
March 31, 2003 and 2002,  and the related  statements  of income,  stockholders'
equity, and cash flows for the years then ended. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Mesa Laboratories,  Inc. as of
March 31, 2003 and 2002,  and the results of its  operations  and its cash flows for the years then  ended,  in  conformity  with  auditing  standards  generally accepted in the United States of America.

                                          /s/Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
April 29, 2003
Denver, Colorado

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                           March 31,
                                                   -------------------------
                                                       2003          2002
                                                   -----------   -----------
CURRENT ASSETS:
  Cash and cash equivalents ....................   $ 4,761,102   $ 3,461,978
  Accounts receivable -
   Trade, net of allowance for doubtful accounts
    of $50,000 (2003) and (2002) ...............     2,248,578     2,288,719
   Other .......................................        33,213         7,305
   Inventories, net ............................     2,328,999     2,443,091
   Prepaid expenses ............................       116,825       296,512
   Deferred income taxes .......................       114,941       101,778
                                                   -----------   -----------
      TOTAL CURRENT ASSETS .....................     9,603,658     8,599,383

PROPERTY, PLANT AND EQUIPMENT, net .............     1,347,980     1,398,398

OTHER ASSETS:
 Other long-term assets ........................          --         231,000
 Goodwill ......................................     4,207,942     4,207,942
                                                   -----------   -----------

                                                   $15,159,580   $14,436,723
                                                   ===========   ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  March 31,
                                          -------------------------
                                              2003         2002
                                          -----------   -----------
CURRENT LIABILITIES:
 Accounts payable, trade ..............   $   117,979   $    88,894
 Accrued salaries and payroll taxes ...       332,537       310,272
 Accrued warranty expense .............        15,000        30,000
 Other accrued liabilities ............        85,698        36,878
 Taxes payable ........................        35,492        34,661
                                          -----------   -----------
    TOTAL CURRENT LIABILITIES .........       586,706       500,705

LONG TERM LIABILITIES:
 Deferred income taxes ................        86,351        41,744

COMMITMENTS

STOCKHOLDERS' EQUITY:
 Preferred stock, no par value;
  authorized 1,000,000 shares; none
  issued ..............................          --            --
 Common stock, no par value; authorized
  8,000,000 shares; issued and
  outstanding, 3,098,907 (2003)
  and 3,342,376 (2002) ................     1,284,887     1,791,758
 Retained earnings ....................    13,201,636    12,102,516
                                          -----------   -----------

                                           14,486,523    13,894,274
                                          -----------   -----------
                                          $15,159,580   $14,436,723
                                          ===========   ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.

                              STATEMENTS OF INCOME

                                               Years Ended March 31,
                                              -----------------------
                                                  2003         2002
                                              ----------   ----------

Sales .....................................   $9,081,776   $9,043,844
Cost of sales .............................    3,397,239    3,652,435
                                              ----------   ----------
Gross profit ..............................    5,684,537    5,391,409
                                              ----------   ----------

Operating expenses:
 Selling ..................................    1,334,385    1,224,835
 General and administrative ...............      903,710      934,536
 Research and development .................      259,966      289,939
                                              ----------   ----------
    Total operating expenses ..............    2,498,061    2,449,310
                                              ----------   ----------

Operating income ..........................    3,186,476    2,942,099
 Interest income ..........................       55,160       78,511
                                              ----------   ----------
 Earnings before income taxes .............    3,241,636    3,020,610

 Income taxes .............................    1,114,757      989,663
                                              ----------   ----------

Net income ................................   $2,126,879   $2,030,947
                                              ==========   ==========

Net income per share (basic) ..............   $      .66   $      .60
                                              ==========   ==========

Net income per share (diluted) ............   $      .64   $      .59
                                              ==========   ==========

Average common shares outstanding - basic .    3,226,848    3,407,649
                                              ==========   ==========

Average common shares outstanding - diluted    3,299,435    3,452,159
                                              ==========   ==========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                                         Common Stock
                                 --------------------------
                                  Number of
                                   Shares         Amount          Earnings        Equity
                                 ----------     -----------    ------------    ------------

BALANCE, March 31, 2001 ....      3,542,160     $ 2,165,549    $ 10,767,409    $ 12,932,958

Common stock issued for the
 conversion of incentive
 stock options net of 34,461
 shares returned to Company
 as payment ................         13,995          27,909            --            27,909

Purchase and retirement of
 treasury stock ............       (213,779)       (401,700)       (695,840)     (1,097,540)

Net income for the year ....           --              --         2,030,947       2,030,947
                                 ----------     -----------    ------------    ------------

BALANCE, March 31, 2002 ....      3,342,376       1,791,758      12,102,516      13,894,274

Common stock issued for the
 conversion of incentive
 stock options net of 29,704
 shares returned to Company
 as payment ................         22,700          86,441            --            86,441

Purchase and retirement of
 treasury stock ............       (266,169)       (593,312)     (1,027,759)     (1,621,071)

Net income for the year ....           --              --         2,126,879       2,126,879
                                 ----------     -----------    ------------    ------------

BALANCE, March 31, 2003 ....      3,098,907     $ 1,284,887    $ 13,201,636    $ 14,486,523
                                 ==========     ===========    ============    ============

                       See notes to financial statements.

                             MESA LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                       Years Ended March 31,
                                                    --------------------------
                                                         2003          2002
                                                    -----------     ----------
Cash flows from operating activities:
 Net income .....................................   $ 2,126,879    $ 2,030,947
 Depreciation and amortization ..................       115,351        115,088
 Provision for warranty reserve .................       (15,000)        18,000
 Provision for inventory reserve ................        60,000        (40,000)
 Deferred income taxes ..........................        31,444         20,574
 Change in assets and liabilities-
  (Increase) decrease in accounts receivable ....       245,233        759,313
  (Increase) decrease in inventories ............        54,092           (244)
  (Increase) decrease in prepaid expenses .......       179,687       (269,004)
   Increase (decrease) in accounts payable, trade        29,085       (264,625)
   Increase (decrease) in accrued liabilities
    and taxes payable ...........................        71,916       (113,385)
                                                    -----------     ----------
      Net cash provided by operating activities .     2,898,687      2,256,664
                                                    -----------     ----------

Cash flows from investing activities:
 Capital expenditures ...........................       (64,933)       (41,824)
                                                    -----------     ----------
      Net cash (used) provided by investing
       activities ...............................       (64,933)       (41,824)
                                                    -----------     ----------

Cash flow from financing activities:
 Net proceeds from issuance of stock ............        86,441         27,909
 Common stock repurchases .......................    (1,621,071)    (1,097,540)
                                                    -----------     ----------
      Net cash (used) provided by financing
       activities ...............................    (1,534,630)    (1,069,631)
                                                    -----------     ----------

Net increase (decrease) in cash and cash
 equivalents ....................................     1,299,124      1,145,209

Cash and cash equivalents at
  beginning of year .............................     3,461,978      2,316,769
                                                    -----------     ----------

Cash and cash equivalents at
  end of year ...................................   $ 4,761,102     $3,461,978
                                                    ===========     ==========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes                                      $   895,821     $1,366,200
                                                    ===========     ==========

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

     During the fiscal  year ended  March 31,  2003,  one  customer  represented approximately  11% of the Company's  revenues and  approximately  6% of the
     Company's accounts receivable  balance.  During the fiscal year ended March
     31,  2002  two  customers  represented  approximately  12%  and  11% of the
     Company's  revenues,  respectively.  At March  31,  2002,  these  customers represented  approximately 28% and 8% of the Company's  account  receivable balances.

     Cash Equivalents - Cash equivalents  include all highly liquid  investments with an original maturity of three months or less.

     Inventories - Inventories are stated at the lower of cost or market,  using the  first-in,  first-out  method (FIFO) to determine  cost.  The Company's policy is to  periodically  evaluate the market value of the  inventory and the stage of product  life cycle,  and record a reserve  for any  inventory considered  slow  moving or  obsolete.  As of March  31,  2003 and 2002 the
     Company  had  recorded a reserve of  $110,000  and  $50,000,  respectively, against slow moving inventory.

     Property,  Plant and Equipment - Property, plant and equipment is stated at acquisition  cost.  Depreciation  and  amortization  is provided  using the
     straight-line   method  over  the  estimated   useful  lives  of  three  to
     thirty-nine years.

     Goodwill - Goodwill,  which  resulted  from the  acquisitions  of Nusonics,
     Datatrace and Automata, is no longer subject to amortization, and is tested
     annually  for   impairment  in  accordance   with  Statement  of  Financial
     Accounting Standards ("SFAS") No. 142 "Goodwill and Intangible Assets."

     Valuation of Long-Lived  Assets - The Company assesses the realizable value of long-lived  assets and goodwill for potential  impairment at least annually or when events and circumstances  warrant such a review. The carrying value of a long-lived  asset is  considered  impaired when the  anticipated  fair value is less than its carrying value. In assessing the  recoverability  of our  long-lived  assets and goodwill,  we must make  assumptions  regarding estimated  future cash flows and other  factors to determine the fair value of the respective assets. In addition,  we must make assumptions  regarding the useful lives of these  assets.  As of March 31, 2003,  we evaluated our long-lived  assets for potential  impairment.  Based on our evaluation,  no impairment charge was recognized.

     Revenue  Recognition - The Company recognizes revenues at the time products are shipped.

     Research & Development  Costs - Costs  related to research and  development efforts on  existing  or  potential  products  are  expensed  as  incurred.
     Research  and  development  costs for the fiscal years ended March 31, 2003 and 2002 were $259,966 and $289,939, respectively.

     Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly,  accrues an estimate of the related warranty expense at the time of sale.

     Advertising Costs - Advertising costs are expensed as incurred. Advertising costs  for the  years  ended  March 31,  2003 and 2002  were  $140,728  and
     $121,539, respectively.

     Earnings  Per  Share - Basic  earnings  per share is  calculated  using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average  number of common  shares  outstanding plus the effect of  outstanding  stock  options  using the  treasury  stock method, which totaled 72,587 and 44,510 additional shares in 2003 and 2002, respectively.

     Stock based  compensation  - At March 31, 2003, the Company has stock based compensation  plans,  which are described more fully in Note 7. The Company has  adopted the  disclosure-only  provisions  of  Statement  of  Financial
     Accounting  Standards No. 123,  "Accounting for Stock-Based  Compensation."
     Accordingly,  no compensation cost has been recognized for the stock option plans.  Had  compensation  cost for the  Company's  stock option plans been determined based on the fair value at the grant date for awards in 2003 and
     2002  consistent  with the  provisions  of SFAS No. 123, the  Company's net earnings  and  earnings  per share would have been reduced to the pro forma amount indicated below:

                                   March 31,
                           -------------------------
                               2003         2002
                           -----------   -----------

Net income - as reported   $ 2,126,879   $ 2,030,947
Net income - pro forma .   $ 2,020,435   $ 1,868,798
Income per diluted
 share - as reported ...   $       .64   $       .59
Income per diluted
 share - pro forma .....   $       .61   $       .54

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes  option-pricing model with the following weighted-average assumptions used for grants:  dividend yield of 0%; expected  volatility of approximately  20% (2003) and 30% (2002);  discount rate of 3.0% (2003) and
     4.9% (2002); and expected lives of 5 years.

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

     Fair Value of  Financial  Instruments  - The  carrying  amount of financial instruments  including  cash and  cash  equivalents,  accounts  receivable, accounts payable and accrued expenses  approximated  fair value as of March
     31, 2003 because of the relatively short maturity of these instruments.

     Recently Issued  Accounting  Pronouncements - In June 2002, the FASB issued
     SFAS No.  146,  "Accounting  for Costs  Associated  with  Exit or  Disposal
     Activities."  SFAS No. 146  addresses  accounting  and  reporting for costs associated with exit or disposal  activities and nullifies  Emerging Issues
     Task Force Issue No.  94-3,  "Liability  Recognition  for Certain  Employee
     Termination Benefits and Other Costs to Exit an Activity (Including Certain
     Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated  with an exit or disposal  activity be recognized and measured  initially at fair value when the liability is incurred.  SFAS No.
     146 is effective for exit or disposal  activities  that are initiated after
     December 31, 2002, with early application encouraged.  The adoption of this standard  did  not  have  a  material  impact  on the  Company's  financial statements  at March  31,  2003.

     In November  2002, the FASB published  interpretation  No, 45  "Guarantor's
     Accounting and Disclosure  requirements for Guarantees,  Including Indirect
     Guarantees of Indebtedness of Others".  The  Interpretation  expands on the accounting  guidance  of  Statements  No. 5, 57,  and 107 and  incorporates without change the provisions of FASB Interpretation No. 34, which is being superseded.  The  Interpretation  elaborates  on  the  existing  disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit.  It also  clarifies  that at the time a company issues a guarantee,  the company must  recognize an initial  liability  for the fair value,  or market value, of the obligations it assumes under that guarantee and must  disclose  that  information  in its interim and annual  financial statements.  The initial  recognition  and initial  measurement  provisions apply on a  prospective  basis  to  guarantees  issued  or  modified  after
     December 31, 2002,  regardless  of the  guarantor's  fiscal  year-end.  The disclosure  requirements in the  Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this  standard did not have a material  impact on the Company's financial statements at March 31, 2003.

     In December 2002, the FASB issued SFAS No. 148  "Accounting for Stock-Based
     Compensation-  Transition and  Disclosure".  This statement amends SFAS No.
     123,  "Accounting  for  Stock-Based  Compensation"  to provide  alternative methods of transition  for an entity that  voluntarily  changes to the fair value method of accounting for stock-based compensation.  In addition, SFAS
     148 amends the  disclosure  provision of SFAS 123 to require more prominent disclosure  about the effects of an entity's  accounting  policy  decisions with respect to stock-based  employee  compensation on reported net income.
     The  effective  date for this  Statement  is for fiscal  years  ended after
     December 15, 2002. The Company has incorporated the disclosure requirements of SFAS No.  148 at March 31,  2003,  which  require  a  tabular  pro forma presentation of net income had SFAS No. 123 been adopted.

     In January 2003, the FASB issued  Interpretation  No. 46,  Consolidation of
     Variable Interest  Entities,  an interpretation of ARB 51 (FIN No. 46). The primary  objectives of FIN 46 are to provide guidance on the identification of entities for which control is achieved  through means other than through voting rights (Variable  Interest Entities or "VIEs") and to determine when and which business  enterprise  should  consolidate the VIE. This new model for  consolidation  applies  to an  entity  which  either  (1)  the  equity investors (if any) do not have a controlling  financial interest or (2) the equity  investment  at  risk  is  insufficient  to  finance  that  entity's activities without receiving additional subordinated financial support from other parties.  The disclosure  requirements of FIN No. 46 became effective for financial  statements  issued after  January 31, 2003.  The adoption of this standard did not have an impact on the Company's financial  statements at March 31, 2003.

     In April  2003,  FASB  issued  SFAS No.  149,  "Accounting  for  Derivative
     Instruments  and Hedging  Activities,"  which is  effective  for  contracts entered into or modified after June 30, 2003 and for hedging  relationships designated  after  June 30,  2003.  This  statement  amends  and  clarifies financial  accounting  and reporting for derivative  instruments  including certain instruments  embedded in other contracts and for hedging activities under SFAS No. 133,  "Accounting  for  Derivative  Instruments  and Hedging
     Activities."  The  adoption  of this  standard  is not  expected  to have a material impact on the Company's financial statements.

     In May 2003, FASB issued SFAS No. 150,  "Accounting  for Certain  Financial
     Instruments with  Characteristics of Both Liabilities and Equity," which is effective for financial  instruments entered into or modified after May 31,
     2003,  and  otherwise is effective  at the  beginning of the first  interim period  beginning after June 15, 2003.  SFAS No. 150 establishes  standards for how an issuer  classifies and measures  certain  financial  instruments with  characteristics  of both liabilities and equity. The adoption of this standard  is not  expected  to  have a  material  impact  on the  Company's financial statements.

2.    Inventories:

     Inventories consist of the following:

                           March 31,
                  --------------------------
                      2003           2002
                  -----------    -----------

Raw materials ..   $ 1,898,599    $ 1,909,568
Work-in-process.       294,822        291,607
Finished goods..       245,578        291,916
 Less reserve ..     (110,000)       (50,000)
                  -----------    -----------

                  $ 2,328,999    $ 2,443,091
                  ===========    ===========

     Work-in-process and finished goods include raw materials,  direct labor and manufacturing overhead at March 31, 2003 and 2002.

3.    Property, Plant and Equipment:

     Property, plant and equipment consist of the following:

                                              March 31,
                                   --------------------------
                                       2003           2002
                                   -----------    -----------

Land ...........................   $   148,104    $   148,104
Building .......................     1,247,010      1,247,010
Manufacturing equipment ........     1,219,079      1,179,073
Computer equipment .............       287,834        262,908
Furniture and fixtures .........        74,383         74,382
                                   -----------    -----------
                                     2,976,410      2,911,477
  Less accumulated  depreciation    (1,628,430)    (1,513,079)
                                   -----------    -----------
                                   $ 1,347,980    $ 1,398,398
                                   ===========    ===========

4.         Income Taxes:

     The  components of the provision for income taxes for the years ended March
     31, 2003 and 2002 are as follows:

                                  March 31,
                          -----------------------
                             2003         2002
                          ----------   ----------
Current tax provision:
  Federal .............   $  949,488   $  853,498
  State ...............      133,825      116,386
                          ----------   ----------
                           1,083,313      969,884
                          ----------   ----------
 Deferred tax provision:
  Federal .............       27,671       17,405
  State ...............        3,773        2,374
                          ----------   ----------

                              31,444       19,779
                          ----------   ----------

                          $1,114,757   $  989,663
                          ==========   ==========

     Deferred  taxes result from  temporary  differences  in the  recognition of income and expenses for  financial  and income tax  reporting  purposes and
     differences   between  the  fair  value  of  assets  acquired  in  business combinations  accounted  for  as  a  purchase  and  their  tax  bases.  The components of net deferred tax assets and  liabilities as of March 31, 2003 and 2002 are as follows:

                                        March 31,
                                 --------------------
                                    2003       2002
                                 --------    --------
Depreciation and amortization    $(86,351)   $(41,744)
Accrued vacation .............     48,169      50,306
Bad debt expense .............     17,000      17,000
Obsolete inventory ...........     37,400      17,000
Warranty reserve .............      5,100      10,200
Other ........................      7,272       7,272
                                 --------    --------

Net deferred (liability)/asset   $ 28,590    $ 60,034
                                 ========    ========

     A reconciliation  of the Company's income tax provision for the years ended
     March 31,  2003 and 2002,  and the amounts  computed by applying  statutory rates to income before income taxes is as follows:

                                                       March 31,
                                             --------------------------
                                                 2003           2002
                                             -----------    -----------
Income taxes at statutory rates ..........   $ 1,028,578    $   935,358
State income taxes, net of federal benefit       140,009        118,760
Foreign sales corporation exemption ......       (53,830)       (64,455)
                                             -----------    -----------
                                             $ 1,114,757    $   989,663
                                             ===========    ===========

5.   Stock Repurchase:

     In August,  2001,  the  Company's  Board of Directors  approved  program to repurchase up to 500,000 shares of its outstanding  common stock. Under the program,  shares may be  purchased  from time to time in the open market at prevailing  prices or in  negotiated  transactions  off the market.  Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.

6.    Employee Benefit Plan:

     The Company adopted a 401(k) plan effective January 1, 2000.  Participation is voluntary and employees are eligible to  participate at age 21 and after six months of employment  with the Company.  The Company matches 50% of the employee's  contribution  up to 6% of the employees  salary.  A participant vests  in the  Company's  contributions  at a rate of 25% per  year,  fully vesting at the end of the participant's fourth year of service. The Company contributed  $52,617 to the plan for fiscal  2003,  and  $44,906 for fiscal
     2002.

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

     All option plans have been approved by the shareholders of the Company.

     The following is a summary of options granted under the plans:

                                                   FY 2003              FY 2003
                                           --------------------   --------------------
                                                  Weighted             Weighted
                                              Average Exercise      Average Exercise
                                           --------------------   --------------------
                                            Shares       Price     Shares      Price
                                           --------    --------   --------    --------

Options outstanding at beginning of year    328,035    $   4.85    308,000    $   4.97
Options granted ........................     75,600    $   5.89     94,300    $   4.56
Options cancelled ......................    (27,936)   $   5.42    (25,809)   $   5.25
Options exercised ......................    (52,404)   $   5.20    (48,456)   $   4.85
                                           --------               --------

Options outstanding at end of year .....    323,295    $   4.98    328,035    $   4.85
                                           ========               ========

Options exercisable at end of year .....    132,045    $   4.75    120,110    $   5.00

Shares available for future option grant    223,371                271,395

     The following is a summary of information  about stock options  outstanding as of March 31, 2003:

                              Options Outstanding                  Options Exercisable
                      ------------------------------------      -------------------------
                                     Weighted
                                     Average
                                    Remaining
                                    Contractual   Weighted         Number       Weighted
   Range of             Number         Life       Average       Exercisable      Average
   Exercise         Outstanding as      in        Exercise        as of         Exercise
    Prices           of 03/31/03      Years        Price         03/31/03         Price
--------------         -------        -----        -----         -------        --------
 $3.75 - $4.25          61,660          3.5        $3.85          46,160           $3.88
 $4.55                  80,850          4.3        $4.55          14,775           $4.55
 $4.56 - $5.25          50,985          2.3        $5.01          34,660           $5.00
 $5.50                  55,900          3.6        $5.50          28,450           $5.50
 $5.75 - $7.00          73,900          5.7        $5.97           8,000           $6.38
--------------         -------        -----        -----         -------        --------

 $3.75 - $7.00         323,295          4.0        $4.98         132,045           $4.75
==============         =======        =====        =====         =======        ========

8.   International Sales:

     For the past two fiscal years, the Company had foreign sales as follows:

                  Years Ended March 31,
                -----------------------
                    2003        2002
                ----------   ----------

Asia ........   $1,190,136   $  866,995
Europe ......    1,254,597    1,151,233
South America      211,400    1,302,549
Other .......      480,656      455,540
                ----------   ----------

                $3,136,789   $3,776,317
                ==========   ==========

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

Name and Address        Age         Office                        Term Expires(1)
----------------        ---         ------                        ------------

Luke R. Schmieder        60         President, Chief Executive          2003
12100 West Sixth Avenue             Officer, Treasurer and
Lakewood, Colorado                  Director

Steven W. Peterson       46         Vice President-Finance,             2003
12100 West Sixth Avenue             Chief Financial and Chief
Lakewood, Colorado                  Accounting Officer and
                                    Secretary

Paul D. Duke             61         Director                            2003
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell       73         Director                            2003
12100 West Sixth Avenue
Lakewood, Colorado

Michael T. Brooks        54         Director                            2003
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

H. Stuart Campbell, Director

     Mr.  Campbell   received  his  Bachelor  of  Science  degree  from  Cornell
University in 1951.  From 1960 through  September  1982, Mr.  Campbell served in various  capacities  for Johnson  &  Johnson and  Ethicon,  Inc., a domestic subsidiary of Johnson & Johnson.  From 1977 through September 1982, he was a
Company Group Chairman with Johnson &  Johnson and served as Chief Executive
Officer  and  Chairman  of the  Board  of  Directors  of eight  major  corporate subsidiaries.  Mr. Campbell owned and served as an officer of Highland Packaging
Labs, Inc., Somerville,  New Jersey (contract packaging business) until its sale
in  2002.   He  also   serves  as  a  director  of  Atrix   Laboratories,   Inc.
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

     Based  solely  upon  a  review  of  Forms  3 and 4 and  amendments  thereto furnished  to the  Company  pursuant  toss.240.16a-3(e)  during its most  recent fiscal year and Forms 5 and  amendments  thereto  furnished  to the Company with respect to its most recent fiscal year, and any written  representation from the reporting  person  (as  hereinafter  defined)  that no Form 5 is  required,  the
Company is not aware of any person who, at any time during the fiscal year,  was a director,  officer,  beneficial owner of more than ten percent of any class of equity  securities  of the  Company  registered  pursuant  to  Section 12 of the
Exchange Act  ("reporting  person"),  that failed to file on a timely basis,  as disclosed in the above Forms,  reports required by Section 16(a) of the Exchange
Act during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table, and its accompanying  explanatory footnotes,  includes annual and long-term  compensation  information on the Company's Chief Executive
Officer and Chief  Financial  Officer for  services  rendered in all  capacities during the fiscal years ended March 31, 2003, March 31, 2002 and March 31, 2001.
No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 2003 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

 Name and Principal Position       Fiscal Year            Salary         Bonus(1)        Options Granted          Other Comp
----------------------------       -----------           --------        ---------       ---------------          ----------

 L. Schmieder, CEO                     2003              $113,885          $19,066         4,000                    $3,742
                                       2002              $108,985          $11,928         4,000                    $3,100
                                       2001              $106,867          $10,400         4,000                    $3,150

 S. Peterson, CFO                      2003              $ 84,528          $16,228         4,000                    $2,824
                                       2002              $ 80,190          $ 9,619         6,000                    $2,628
                                       2001              $ 75,317          $ 7,400         6,000                    $2,683
------

(1)   Reflects bonus earned in fiscal year, but paid in the following fiscal year.

     The following  summary table sets forth  information  concerning  grants of stock  options made during the fiscal year ended March 31, 2003 to the Company's
Chief Executive Officer and Chief Financial Officer.

                         Option Grants in Last Fiscal Year
                         ---------------------------------

                           Percent of Total
                  Options  Options Granted   Exercise    Expiration
Name              Granted  in Fiscal Year      Price        Date
------------       -------   --------        --------    -----------

L. Schmieder        4,000       5%                 $5.91       October 15, 2012
S. Peterson         4,000       5%                 $5.91       October 15, 2007

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

     On October 16, 2002, Mr. Brooks and Mr. Campbell,  outside directors,  were granted options to purchase 4,000 shares of common stock at $5.91 per share. Mr.
Duke, a director who retired from his position as an executive  officer in March
2002,  was  granted  6,000  shares  of  common  stock at $5.91  per  share.  Mr.
Schmieder,  the Company's  inside director was granted options to purchase 4,000 shares of common  stock at a price of $5.91 per share.  Currently,  all  outside directors  receive cash compensation of $500 for each Board of Directors meeting attended in person.

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

     As of March 31,  2003,  options to purchase a total of 323,295  shares were outstanding,  at exercise prices ranging from $3.75 to $7.00 per share. Further, as of March 31,  2003,  options to  purchase  an  aggregate  of  223,371  shares remained  available for grant under the Company's  stock option plans.  The plan adopted in September  1984 was terminated  effective June 1, 1993.  Options were granted  during the fiscal year ended March 31, 2003,  pursuant to the Company's incentive  stock option  plans,  to each of the  Company's  executive  officers.
Options to purchase  4,000 shares at $5.91 per share were granted to Mr.  Steven
W. Peterson,  Vice  President-Finance.  Mr. Luke R.  Schmieder,  President,  was
granted options to purchase 4,000 shares at $5.91 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock owned  beneficially as of March 31, 2003 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's  officers and directors as a group.  This information gives effect to securities deemed  outstanding  pursuant to Rule 13d-3(d)(1) under the
Securities Exchange Act of 1934, as amended. As far as is known to management of the  Company,  no  person  owns  beneficially  more  than  five  percent  of the outstanding  shares of common  stock as of March  31,  2003  except as set forth below.

                                         Amount and              Percentage of
 Name of Beneficial                      Nature of                Class Benefi-
        Owner                         Beneficial Owner           cially Owned
----------------------                ----------------           -------------

Luke R. Schmieder (1)                  355,967 (2)                   11.4
Steven W. Peterson (1)                  66,050 (3)                    2.1
Paul D. Duke (1)                       127,466 (4)                    4.1
H. Stuart Campbell (1)                  78,000 (5)                    2.5
Michael T. Brooks (1)                   21,200 (6)                    0.7
FMR Corp. (9)                          297,600 (7)                    9.6

All officers and                       648,683 (8)                   20.5
directors as a group (5 in number)

(1)   The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)   Includes  10,000 shares which Mr.  Schmieder has the right to acquire  within
      60 days by exercise of stock options.
(3)   Includes  11,500  shares which Mr.  Peterson has the right to acquire  within
      60 days by exercise of stock options.
(4)   Includes  6,000  shares  which Mr.  Duke has the right to  acquire  within 60 days by exercise of stock options.
(5)   Includes  22,000  shares which Mr.  Campbell has the right to acquire  within
      60 days by exercise of stock options.
(6)   Includes  20,000 shares which Mr.  Brooks has the right to acquire  within 60 days by exercise of stock options.
(7)   Based upon  information  set forth in  schedule  13G filed by FMR Corp.  with the Securities  and Exchange  Commission  dated  February 14, 2003.  Fidelity
      Management & Research  Company  ("Fidelity"),  a  wholly-owned  subsidiary of
      FMR Corp.,  is the  beneficial  owner of 297,600 shares as a result of acting as  investment  advisor to several  investment  companies.  The  ownership by one investment  company,  Fidelity Low-Priced Stock Fund, amounted to 297,600 shares.  Mr.  Edward C.  Johnson  3d,  FMR  Corp.,  through  its  control  of
      Fidelity,  and the aforementioned  investment companies each has the power to dispose of the 297,600 shares.
(8)   Includes  69,500  shares which the officers and directors of the Company as a group have the right to acquire within 60 days by exercise of stock options.
(9)   The business address is 82 Devonshire Street, Boston, MA 02109.

     For  information  regarding  securities  authorized  for issuance under our equity compensation plans, please see Footnote 7 to the Financial Statements.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibits.
            ---------

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

      (23)(i)     Consent  of  Ehrhardt  Keefe  Steiner & Hottman  PC,  independent
            public   accountants,   to  the   incorporation  by  reference  in  the
            Registration   Statements   on  Form  S-8   (file   numbers   33-89808,
            333-02074,  333-18161  and  333-48556)  of their report dated April 29,
            2003,  included  in the  Registrant's  Report  on Form  10-KSB  for the
            fiscal year ended March 31, 2003.

      (99.1)      Certifications   of  the  Chief   Executive   Officer.

      (99.2)      Certifications   of  the  Chief Financial Officer.

(b)   Reports on Form 8-K.  During the last  quarter of the period  covered by this
      --------------------
         report, the Registrant did not file any Report on Form 8-K.

ITEM 14.  CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of filing this Annual Report on Form10-KSB, we carried out an evaluation,  under the supervision and with the  participation of our  management,  including the Chief  Executive  Officer and Chief Financial
Officer,  of the  effectiveness  of the design and  operation of our  disclosure controls and procedures  pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based upon  that  evaluation,  the Chief  Executive  Officer  and the Chief  Financial
Officer  concluded that our disclosure  controls and procedures are effective in timely alerting them to material information relating to the Company required to be  included  in our  periodic  SEC  filings.  Subsequent  to the  date  of that evaluation,  there have been no significant  changes in our internal controls or in other factors that could significantly affect internal controls, nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   MESA LABORATORIES, INC.
                                                -----------------------------
                                                   Registrant

Date: June 30, 2003                             By: /s/Luke R. Schmieder
                                                   -----------------------
                                                       Luke R. Schmieder, President

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

          Name                                  Title
          ----                                  -----
   Date
   ----

/s/Luke R. Schmieder                   President, Chief Executive Officer,        June 30, 2003
----------------------------           Treasurer and Director
Luke R. Schmieder

/s/Steven W. Peterson                  Vice President, Finance, Chief Financial   June 30, 2003
-----------------------------          and Chief Accounting Officer and Secretary
Steven W. Peterson

/s/Paul D. Duke                        Director                                   June 30, 2003
-------------------------------
Paul D. Duke

/s/H. Stuart Campbell                  Director                                   June  30, 2003
-----------------------------
H. Stuart Campbell

/s/Michael T. Brooks                   Director                                   June  30, 2003
-----------------------------
Michael T. Brooks

                                  CERTIFICATIONS
                                  --------------
I, Luke R. Schmieder,  the Chief Executive Officer of Mesa Laboratories,  Inc. (the
"Company"), certify that:

1.   I have  reviewed  this annual  report on Form 10-KSB of Mesa  Laboratories,
     Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses. Date: June 30, 2003

                                   By:  /s/  Luke R. Schmieder
                                        ----------------------
                                   Name:  Luke R. Schmieder
                                   Title: Chief Executive Officer

I, Steven W. Peterson,  the Chief Financial Officer of Mesa  Laboratories,  Inc.
(the "Company"), certify that:

1.   I have  reviewed  this annual  report on Form 10-KSB of Mesa  Laboratories,
     Inc.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

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

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses. Date: June 30, 2003

                                   By:  /s/  Steven W. Peterson
                                        -----------------------
                                   Name:  Steven W. Peterson
                                   Title: Chief Financial Officer