Form 10QSB
period 2003-06-30
MESA LABORATORIES INC /CO
filed 2003-08-14
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

                                             OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File Number 0-11740
                         ------------------------------

                             MESA LABORATORIES, INC.
                             -----------------------
        (Exact Name of Small Business Issuer as Specified in its Charter)

                  COLORADO                                  84-0872291
                  --------                                  ----------
      (State or other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                     Identification No.)

      12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO             80228
      -------------------------------------------           ----------
      (Address of Principal Executive Offices)              (Zip Code)

      Issuer's telephone number, including area code:  (303) 987-8000

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act,  during the past 12 months and (2) has been subject to the filing requirements for the past 90 days. Yes X No ___. ---

     State the number of shares  outstanding of each of the Issuer's  classes of common stock, as of the latest practicable date:

     There were  3,049,807  shares of the Issuer's  common stock,  no par value, outstanding as of June 30, 2003.

ITEM 1. FINANCIAL STATEMENTS                                         FORM 10-QSB
        --------------------

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                               JUNE 30, 2003          MARCH 31, 2002
------                                               -------------          --------------
   CURRENT ASSETS
     Cash and Cash Equivalents                        $ 5,580,130             $ 4,761,102
     Accounts Receivable, Net                           1,916,174               2,281,791
     Inventories                                        2,276,812               2,328,999
     Prepaid Expenses and Other                           138,809                 231,766
                                                      -----------             -----------

        TOTAL CURRENT ASSETS                            9,911,925               9,603,658

   PROPERTY, PLANT & EQUIPMENT, NET                     1,323,984               1,347,980

   OTHER ASSETS
     Goodwill and Other                                 4,207,942               4,207,942
                                                      -----------             -----------

         TOTAL ASSETS                                 $15,443,851             $15,159,580
                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES
     Accounts Payable                                 $    90,202             $   117,979
     Accrued Salaries & Payroll Taxes                     247,404                 332,537
     Other Accrued Expenses                                90,222                 100,698
     Taxes Payable                                        239,008                  35,492
                                                      -----------             -----------

   TOTAL CURRENT LIABILITIES                              666,836                 586,706

   LONG-TERM LIABILITIES
     Deferred Income Taxes Payable                         86,351                  86,351

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value                              -                       -
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,049,807 shares (6/30/03)
      and 3,098,907 shares (3/31/03)                    1,169,212               1,284,887
     Retained Earnings                                 13,521,452              13,201,636
                                                      -----------             -----------

   TOTAL STOCKHOLDERS' EQUITY                          14,690,664              14,486,523
                                                      -----------             -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $15,443,851             $15,159,580
                                                      ===========             ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months            Three Months
                                                        Ended                   Ended
                                                    June 30, 2003           June 30, 2002
                                                    -------------           -------------

Sales                                                 $2,252,741              $2,052,455
                                                      ----------              ----------

Cost of Goods Sold                                       806,079                 811,783
Selling, General & Administrative                        584,813                 581,616
Research and Development                                  67,587                  49,449
Other (Income) and Expenses                              (12,739)                (14,612)
                                                      ----------              ----------
                                                       1,445,740               1,428,236
                                                      ----------              -----------

Earnings Before Income Taxes                             807,001                 624,219

Income Taxes                                             283,875                 204,500
                                                      ----------              ----------

Net Income                                            $  523,126              $  419,719
                                                      ==========              ==========

Net Income Per Share (Basic)                          $      .17              $      .13
                                                      ==========              ==========

Net Income Per Share (Diluted)                        $      .17              $      .12
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,077,000               3,333,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,158,000               3,415,000
                                                      ==========              ==========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months          Three Months
                                                         Ended                 Ended
                                                     June 30, 2003         June 30, 2002
                                                     -------------         -------------
Cash Flows From Operating Activities:
 Net Income                                             $  523,126            $  419,719
 Depreciation and Amortization                              25,649                29,597
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable             365,617               248,968
    (Increase) Decrease in Inventories                      52,187                22,544
    (Increase) Decrease in Prepaid Expenses                 92,957               208,854
    Increase (Decrease) in Accounts Payable                (27,777)               17,902
    Increase (Decrease) in Accrued Liabilities             107,907               (41,980)
                                                        ----------            ----------
Net Cash (Used) Provided by Operating
 Activities                                              1,139,666               905,604
                                                        ----------            ----------

Cash Flows From Investing Activities:
 Capital Expenditures, Net of Retirements                   (1,653)              (23,978)
                                                        ----------            ----------
Net Cash (Used) Provided by Investing Activities            (1,653)              (23,978)
                                                        ----------            ----------

Cash Flows From Financing Activities:
                                                                                    -
 Treasury Stock Purchases                                 (320,678)             (194,033)
 Proceeds From Stock Options Exercised                       1,693                13,125
                                                        ----------            ----------
Net Cash (Used) Provided by Financing Activities          (318,985)             (180,908)
                                                        ----------            ----------

Net Increase (Decrease) In Cash and Equivalents            819,028               700,718
                                                        ----------            ----------
Cash and Cash Equivalents at Beginning of Period         4,761,102             3,461,978
                                                        ----------            ------------

Cash and Cash Equivalents at End of Period              $5,580,130            $4,162,696
                                                        ==========            ==========

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A. SUMMARY OF ACCOUNTING POLICIES

     The  summary  of  the   Issuer's   significant   accounting   policies  are
incorporated by reference to the Company's annual report on Form 10KSB, at March
31, 2003.

     The  accompanying  unaudited  condensed  financial  statements  reflect all adjustments,  which,  in the opinion of  management,  are  necessary  for a fair presentation  of the results of operations,  financial  position and cash flows.
The results of the interim period are not necessarily  indicative of the results for the full year.

NOTE B. STOCK BASED COMPENSATION

     The Company has stock based  compensation  plans,  which are described more fully in Note 7 of the Company's annual report on Form 10KSB, at March 31, 2003.
The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans.  Had  compensation  cost  for  the  Company's  stock  option  plans  been determined  based on the fair value at the grant date for awards in fiscal  2004 and 2003  consistent  with the  provisions  of SFAS No. 123, the  Company's  net earnings and earnings  per share for the fiscal  first  quarter  would have been reduced to the pro forma amount indicated below:

                                                                  June 30,
                                                         -----------------------
                                                            2004          2003
                                                         ---------     ---------

      Net income - as reported                           $ 523,126     $ 419,719
      Net income - pro forma                             $ 461,533     $ 411,126
      Income per diluted share - as reported             $     .17     $     .12
      Income per diluted share - pro forma               $     .15     $     .12

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions  used for  grants:  dividend  yield of 0%;  expected  volatility  of approximately  14%  (2004)  and 20%  (2003);  discount  rate of 3.0%  (2004) and
(2003); and expected lives of 5 years.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On June 30,  2003,  the  Company  had cash and  short-term  investments  of
$5,580,130.   In  addition,  the  Company  had  other  current  assets  totaling
$4,331,795 and total current assets of $9,911,925.  Current  liabilities of Mesa
Laboratories, Inc. were $666,836, which resulted in a current ratio of 15:1.

     The Company has made net capital  asset  purchases of $1,653 for the fiscal year-to-date.

     The Company has  instituted a program to repurchase up to 300,000 shares of its outstanding  common stock.  Under the plan, the shares may be purchased from time  to  time  in  the  open  market  at  prevailing  prices  or in  negotiated transactions  off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

RESULTS OF OPERATIONS

REVENUE

     Net sales for the three  months ended June 30, 2003  increased  $200,286 or ten percent to $2,252,741  from the  $2,052,455 net sales level achieved for the same  three-month  period last year. The sales increase during the first quarter of the  fiscal  year was due to a 38  percent  increase  in  sales of  Datatrace logging  instruments.  This increase was partially  offset by small  declines of less  than  ten  percent  in  Medical  and  Nusonics  instruments.  Last  year's introduction  of the Micropack  III  Temperature  Logger  continued to drive the increase in Datatrace instrument sales during the first quarter.

COST OF GOODS SOLD

     Cost of goods sold for the first three months as a percent of net sales was
36%, which  represents a 4% decrease from the 40% level for the same three-month period last year. The decrease  realized during the first quarter of fiscal 2004 was attributable to changing mix of products sold due to an increase in sales of
Datatrace  logging  products in  comparison  to sales of the  Company's  medical products.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling,  general and  administrative  expenses  for the first three months increased 1% or $3,197 to $584,813  from  $581,616 in the same period last year.
Marketing  expenses  increased less than $10,000 while  Administrative  expenses decreased  slightly.  The largest  variation  within  expense  categories  is an increase in total  commission  costs,  which trended  higher due to higher sales volume.

RESEARCH AND DEVELOPMENT

     Research and  development  for the first three months  increased to $67,587 from  $49,449,  which  represents a 37% increase from the same period last year.
Research  and  development  costs  increased  due  to  higher  compensation  and consulting costs. This trend is expected to continue throughout the fiscal year.
Development  of three new versions of the Micropack III Logger that will measure other  parameter  besides  temperature is proceeding well and is expected to see introduction  later in the fiscal year.  Development  projects for the company's line of  Dialysate  Meters for  kidney  dialysis  have  recently  begun,  and we estimate that we will begin to introduce our next generation medical instruments in approximately twelve months.

NET INCOME

     Net  income  for the three  months  ended June 30,  2003  increased  25% to
$523,126 or $.17 per diluted  share from $419,719 or $.12 per diluted share last year.  The change in net income  from fiscal 2003 to fiscal 2004 was due chiefly to an increase in sales  during the current  quarter.  Within the major  expense categories,  a  decrease  in cost of goods  sold was  offset by an  increase  in selling, general and administration costs and research and development spending.

ITEM 4.  Controls and Procedures

a.  Evaluation  of  Disclosure  Controls and  Procedures.  The  Company's  Chief
Executive Officer and Chief Financial Officer,  have evaluated the effectiveness of the Company's  disclosure controls and procedures (as such term is defined in
Rules  13a-14(c) and  15d-14(c)  under the  Securities  Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date).  Based on such evaluation,  such officers  have  concluded  that,  as  of  the  Evaluation  Date,  the  Company's disclosure  controls and  procedures are effective in alerting them, on a timely
basis,  to  material   information   relating  to  the   Company(including   its
consolidated  subsidiaries)  required to be included in the  Company's  periodic filings under the Exchange Act.

b. Changes in Internal Controls.  Since the Evaluation Date, there have not been any significant  changes in the Company's  internal controls or in other factors that could significantly affect such controls.

PART II-OTHER INFORMATION

ITEM 6. Exhibits and reports on Form 8-K

     a)   Exhibits:

          31.1 Certification of Chief Executive  Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

          31.2 Certification of Chief Financial  Officer Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002

          32.1 Certification of Chief Executive  Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

          32.2 Certification of Chief Financial  Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K:

          On August 6,  2003,  we  furnished  a report on Form 8-K under Item 9,
          Regulation FD  Disclosure,  to announce that we issued a press release on August 6, 2003 announcing preliminary results for the first quarter period  ended  June  30,  2003,  and  filed  under  Item 7,  Financial
          Statements  and Exhibits,  a copy of the press release dated August 6,
          2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
            (Issuer)

      DATED:  August 14, 2003                   BY: /s/  Luke R. Schmieder
                                                    Luke R. Schmieder
                                                    President, Chief Executive Officer,
                                                    Treasurer and Director

      DATED:  August 14, 2003                   BY: /s/  Steven W. Peterson
                                                    Steven W. Peterson
                                                    Vice President-Finance, Chief
                                                    Financial and Accounting Officer and
                                                    Secretary