Form 10QSB
period 2003-09-30
MESA LABORATORIES INC /CO
filed 2003-11-12
CIK 724004

                                        Form 10-QSB

                          U.S. Securities and Exchange Commission

                                   Washington, D.C. 20549

                                        Form 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2003
                                                    ------------------

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

            There were  3,048,838  shares of the Issuer's common stock, no par value, outstanding as of September 30, 2003.

ITEM 1. FINANCIAL STATEMENTS                                                  FORM 10-QSB
        --------------------

                                   MESA LABORATORIES, INC.
                                       BALANCE SHEETS
                                        (UNAUDITED)

ASSETS                                            SEPTEMBER 30, 2003        MARCH 31, 2003
------                                            ------------------        --------------
   CURRENT ASSETS
     Cash and Cash Equivalents                        $ 6,019,929             $ 4,761,102
     Accounts Receivable, Net                           1,721,168               2,281,791
     Inventories                                        2,208,051               2,328,999
     Prepaid Expenses                                     155,225                 231,766
                                                      -----------             -----------
        TOTAL CURRENT ASSETS                           10,104,373               9,603,658

   PROPERTY, PLANT & EQUIPMENT, NET                     1,312,778               1,347,980

   OTHER ASSETS
     Goodwill and Other                                 4,207,942               4,207,942
                                                      -----------             -----------

         TOTAL ASSETS                                 $15,625,093             $15,159,580
                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES
     Accounts Payable                                 $    97,087             $   117,979
     Accrued Salaries & Payroll Taxes                     262,739                 332,537
     Other Accrued Expenses                               101,712                 100,698
     Taxes Payable                                         36,335                  35,492
                                                      -----------             -----------

   TOTAL CURRENT LIABILITIES                              497,873                 586,706

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable                         86,351                  86,351

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value                              -                       -
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,048,838 shares (9/30/03)
      and 3,098,907 shares (3/31/03)                    1,115,332               1,284,887
     Retained Earnings                                 13,925,537              13,201,636
                                                      -----------             -----------

   TOTAL STOCKHOLDERS' EQUITY                          15,040,869              14,486,523
                                                      -----------             -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $15,625,093             $15,159,580
                                                      ===========             ===========

                                   MESA LABORATORIES, INC.
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                    Three Months            Three Months
                                                       Ended                   Ended
                                                   Sept. 30, 2003          Sept. 30, 2002
                                                   --------------          --------------

Sales                                                 $2,276,286              $2,431,869
                                                      ----------              ----------

Cost of Goods Sold                                       901,836                 878,325
Selling, General & Administrative                        479,127                 493,455
Research and Development                                  82,878                  79,480
Other (Income) and Expenses                              (10,604)                (15,979)
                                                      ----------              ----------
                                                       1,453,237               1,435,281
                                                      ----------              -----------

Earnings Before Income Taxes                             823,049                 996,588

Income Taxes                                             294,631                 335,500
                                                      ----------              ----------

Net Income                                            $  528,418              $  661,088
                                                      ==========              ==========

Net Income Per Share (Basic)                          $      .17              $      .20
                                                      ==========              ==========

Net Income Per Share (Diluted)                        $      .17              $      .20
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,052,000               3,304,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,180,000               3,366,000
                                                      ==========              ==========

                                   MESA LABORATORIES, INC.
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                     Six Months              Six Months
                                                       Ended                   Ended
                                                   Sept. 30, 2003          Sept. 30, 2002
                                                   --------------          --------------

Sales                                                 $4,529,027              $4,484,324
                                                      ----------              ----------

Cost of Goods Sold                                     1,707,916               1,690,108
Selling, General & Administrative                      1,063,940               1,075,071
Research and Development                                 150,464                 128,930
Other (Income) and Expenses                              (23,343)                (30,592)
                                                      ----------              ----------
                                                       2,898,977               2,863,517
                                                      ----------              -----------

Earnings Before Income Taxes                           1,630,050               1,620,807

Income Taxes                                             578,505                 540,000
                                                      ----------              ----------

Net Income                                            $1,051,545              $1,080,807
                                                      ==========              ==========

Net Income Per Share (Basic)                          $      .34              $      .33
                                                      ==========              ==========

Net Income Per Share (Diluted)                        $      .33              $      .32
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,066,000               3,318,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,167,000               3,389,000
                                                      ==========              ==========

                                   MESA LABORATORIES, INC.
                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                       Six Months             Six Months
                                                         Ended                  Ended
                                                     Sept. 30, 2003         Sept. 30, 2002
                                                     --------------         --------------
Cash Flows From Operating Activities:
 Net Income                                             $1,051,545            $1,080,807
 Depreciation and Amortization                              51,299                59,194
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable             560,623               138,799
    (Increase) Decrease in Inventories                     120,948               (43,475)
    (Increase) Decrease in Prepaid Expenses                 76,541               278,617
    Increase (Decrease) in Accounts Payable                (20,892)              (15,045)
    Increase (Decrease) in Accrued Liabilities             (67,941)               99,105
                                                        ----------            ----------
Net Cash (Used) Provided by Operating
 Activities                                              1,772,123             1,598,002
                                                        ----------            ----------

Cash Flows From Investing Activities:
 Capital Expenditures, Net of Retirements                  (16,097)              (55,580)
                                                        ----------            ----------
Net Cash (Used) Provided by Investing Activities           (16,097)              (55,580)
                                                        ----------            ----------

Cash Flows From Financing Activities:
                                                                                    -
 Treasury Stock Purchases                                 (516,789)             (350,675)
 Proceeds From Stock Options Exercised                      19,590                30,188
                                                        ----------            ----------
Net Cash (Used) Provided by Financing Activities          (497,199)             (320,487)
                                                        ----------            ----------

Net Increase (Decrease) In Cash and Equivalents          1,258,827             1,221,935
                                                        ----------            ----------

Cash and Cash Equivalents at Beginning of Period         4,761,102             3,461,978
                                                        ----------            ------------

Cash and Cash Equivalents at End of Period              $6,019,929            $4,683,913
                                                        ==========            ==========

                                  MESA LABORATORIES, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2003 AND 2002

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
and 2003  consistent  with the  provisions  of SFAS No. 123, the  Company's  net earnings and earnings per share for the fiscal second  quarter and  year-to-date would have been reduced to the pro forma amount indicated below:

                                                Three Months Ended        Six Months Ended
                                                   September 30,            September 30,
                                                ------------------        ------------------
                                                  2003       2002           2003       2002
                                                --------   --------       --------   --------

      Net income - as reported                 $ 528,418  $ 661,088      $1,051,545  $1,080,807
      Net income - pro forma                   $ 528,418  $ 661,088      $  989,552  $1,072,214
      Income per diluted share - as reported   $     .17  $     .20      $      .33  $      .32
      Income per diluted share - pro forma     $     .17  $     .20      $      .31  $      .32

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

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On September 30, 2003, the Company had cash and  short-term  investments of
$6,019,929.   In  addition,  the  Company  had  other  current  assets  totaling
$4,084,444 and total current assets of $10,104,373.  Current liabilities of Mesa
Laboratories, Inc. were $497,873, which resulted in a current ratio of 20.3:1.

     The Company has made net capital asset  purchases of $16,097 for the fiscal year-to-date.

     The Company has  instituted a program to repurchase up to 300,000 shares of its outstanding  common stock.  Under the plan, the shares may be purchased from time  to  time  in  the  open  market  at  prevailing  prices  or in  negotiated transactions  off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.

RESULTS OF OPERATIONS

REVENUE

     Net sales for the six months ended September 30, 2003 increased  $44,703 or
1% to  $4,529,027  from the  $4,484,324  net sales level  achieved  for the same six-month period last year. Net sales for the quarter  decreased  $155,583 or 6%
to $2,276,286  from the  $2,431,869 net sales level achieved in the same quarter last year. Over the first six months of the fiscal year, revenues are up a small amount compared to prior year. Datatrace sales for the six month period produced a five percent gain while medical  instruments  decreased by approximately seven percent.  Nusonics  products  have  increased  over thirty  percent for the same period,  but this gain is on a much  smaller  base of  sales.  Net sales for the quarter  were  down a small  amount  from the  prior  year  quarter,  but was up slightly  from  last  quarter.  For  the  quarter,  medical  products  decreased approximately  five  percent and Nusonics  products  almost  doubled.  Datatrace products  decreased 17 percent from the prior year quarter,  which was helped by initial  shipments of the Micropack  III product,  which  included  shipments of backlogged product from the first quarter of that year.

COST OF GOODS SOLD

     Cost of goods  sold for the first six  months as a percent of net sales was
38%, which is unchanged from the same six-month  period last year. Cost of goods sold for the current  quarter as a percent of net sales was 40%,  representing a
4% increase  compared to the 36% level in the same quarter last year.  While the mix of products during the first six months of the fiscal year was fairly stable compared  to prior  year  leading  to no change  in the cost of goods  sold as a percent of sales,  the  quarter saw an increase in cost of goods sold due to the lower Datatrace product sales described above.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling,  general  and  administrative  expenses  for the first six  months decreased 1% or $11,131 to  $1,063,940  from  $1,075,071 in the same period last year. For the current  quarter,  selling,  general and  administrative  expenses totaled  $479,127,  which was down 3% or $14,328 from  $493,455  expended in the same  quarter  last year.  Marketing  expenses  increased  nine percent and five percent  for the  quarter  and six  month  periods,  respectively  with  Medical marketing  expenses  declining  two percent and five percent from the prior year while Datatrace  marketing  expenses increased 14 percent for the quarter and 13 percent for the  six-month  period.  The  increase  in  marketing  expenses  for
Datatrace  products was due chiefly to higher  compensation  and  commissions to outside sale  representatives.  Individual  marketing costs for medical products trended down for the quarter and six month periods and were relatively unchanged within the major expense categories.  Administration  costs decreased 17 percent and nine percent for the quarter and six month periods due to the elimination of consulting expenses during the first six months of the current fiscal year.

RESEARCH AND DEVELOPMENT

     Research  and  development  for the first six months  increased to $150,464 from $128,930,  which  represents a 17% increase from the same period last year.
Research  and  development  for the quarter was  $82,878,  which  represents  an increase of $3,398 or 4% from the  $79,480  level  expensed in the same  quarter last year.  Research and  development  costs  increased  for the quarter and six month periods due to higher  compensation  and consulting  costs.  This trend is expected  to  continue  throughout  the fiscal  year.  Development  of three new versions of the Micropack III Logger that will measure other parameters  besides temperature is proceeding well and is expected to see introduction  later in the fiscal year. Development projects for the company's line of Dialysate Meters for kidney dialysis have begun,  and we estimate that we will begin to introduce our next generation medical instruments in the next fiscal year.

NET INCOME

     Net income for the six months  ended  September  30, 2003  decreased  3% to
$1,051,545 or $.33 per diluted  share from  $1,080,807 or $.32 per diluted share last year.  Net income for the  quarter was  $528,418 or $.17 per diluted  share compared to net income of $661,088 or $.20 per diluted share last year.  For the quarter,  the decrease in net income  compared to last year was due chiefly to a decreased in the sales of logging products, and the resulting change in mix. For
the  year-to-date,   income  was  down  slightly  due  to  higher  research  and development  spending and a small  increase in income tax rate compared to prior year.

PART II-OTHER INFORMATION

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

          32.2 Certification of Chief Financial  Officer Pursuant to Section 906
               of the Sarbanes-Oxley Act of 2002

     b) Reports on Form 8-K:

               On October 31, 2003, we furnished a report on Form 8-K under Item
          9,  Regulation  FD  Disclosure,  to  announce  that we  issued a press release on October 30,  2003  announcing  preliminary  results for the second quarter  period ended  September 30, 2003, and filed under Item
          7,  Financial  Statements  and  Exhibits,  a copy of the press release dated October 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
      -----------------------
            (Issuer)

      DATED:  November 12, 2003                 BY:  /s/Luke R. Schmieder
             -------------------                    ------------------------------------
                                                    Luke R. Schmieder
                                                    President, Chief Executive Officer,
                                                    Treasurer and Director

      DATED:  November 12, 2003                 BY:  /s/Steven W. Peterson
             -------------------                    -------------------------------------
                                                    Steven W. Peterson
                                                    Vice President-Finance, Chief
                                                    Financial and Accounting Officer and
                                                    Secretary