Form 10QSB
period 2003-12-31
MESA LABORATORIES INC /CO
filed 2004-02-13
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003
                                               -----------------

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

     There were  3,080,127  shares of the Issuer's  common stock,  no par value, outstanding as of December 31, 2003.

ITEM 1. FINANCIAL STATEMENTS                                         FORM 10-QSB
        --------------------

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                             DECEMBER 31, 2003       MARCH 31, 2003
------                                             -----------------       --------------

   CURRENT ASSETS
     Cash and Cash Equivalents                        $ 4,687,678             $ 4,761,102
     Short-term Investments                             1,601,433                       -
     Accounts Receivable, Net                           1,502,006               2,281,791
     Inventories                                        2,190,961               2,328,999
     Prepaid Expenses and Other                           258,144                 231,766
                                                      -----------             -----------
   TOTAL CURRENT ASSETS                                10,240,222               9,603,658

   PROPERTY, PLANT & EQUIPMENT, NET                     1,302,008               1,347,980

   OTHER ASSETS
     Goodwill and Other                                 4,207,942               4,207,942
                                                      -----------             -----------

   TOTAL ASSETS                                       $15,750,172             $15,159,580
                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

   CURRENT LIABILITIES
     Accounts Payable                                 $    86,950             $   117,979
     Accrued Salaries & Payroll Taxes                     360,782                 332,537
     Other Accrued Expenses                                87,668                 100,698
     Taxes Payable                                         50,213                  35,492
                                                      -----------             -----------
   TOTAL CURRENT LIABILITIES                              585,613                 586,706

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable                         86,351                  86,351

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value                              -                       -
     Common Stock, No Par Value;
       authorized 8,000,000 shares;
      issued and outstanding,
      3,080,127 shares (12/31/03)
      and 3,098,907 shares (3/31/03)                    1,364,304               1,284,887
     Retained Earnings                                 13,713,904              13,201,636
                                                      -----------             -----------
   TOTAL STOCKHOLDERS' EQUITY                          15,078,208              14,486,523
                                                      -----------             -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $15,750,172             $15,159,580
                                                      ===========             ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months            Three Months
                                                       Ended                   Ended
                                                    Dec. 31, 2003           Dec. 31, 2002
                                                    -------------           -------------

Sales                                                 $2,199,740              $2,196,865
                                                      ----------              ----------

Cost of Goods Sold                                       837,555                 793,324
Selling, General & Administrative                        523,762                 561,943
Research and Development                                  85,927                  70,707
Other (Income) and Expenses                              (13,766)                (13,204)
                                                      ----------              ----------
                                                       1,433,478               1,412,770
                                                      ----------              -----------

Earnings Before Income Taxes                             766,262                 784,095

Income Taxes                                             266,100                 245,500
                                                      ----------              ----------

Net Income                                            $  500,162              $  538,595
                                                      ==========              ==========

Net Income Per Share (Basic)                          $      .16              $      .17
                                                      ==========              ==========

Net Income Per Share (Diluted)                        $      .16              $      .17
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,049,000               3,157,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,148,000               3,238,000
                                                      ==========              ==========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Nine Months             Nine Months
                                                        Ended                   Ended
                                                    Dec. 31, 2003           Dec. 31, 2002
                                                    -------------           -------------

Sales                                                 $6,728,767              $6,681,189
                                                      ----------              ----------

Cost of Goods Sold                                     2,545,471               2,483,432
Selling, General & Administrative                      1,587,766               1,637,015
Research and Development                                 236,391                 199,636
Other (Income) and Expenses                              (37,109)                (43,796)
                                                      ----------              ----------
                                                       4,332,519               4,276,287
                                                      ----------              -----------

Earnings Before Income Taxes                           2,396,248               2,404,902

Income Taxes                                             844,605                 785,500
                                                      ----------              ----------

Net Income                                            $1,551,643              $1,619,402
                                                      ==========              ==========

Net Income Per Share (Basic)                          $      .51              $      .50
                                                      ==========              ==========

Net Income Per Share (Diluted)                        $      .50              $      .49
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,046,000               3,264,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,125,000               3,338,000
                                                      ==========              ==========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months            Nine Months
                                                         Ended                  Ended
                                                      Dec. 31, 2003          Dec. 31, 2002
                                                      -------------          -------------
Cash Flows From Operating Activities:
 Net Income                                             $1,551,643            $1,619,402
 Depreciation and Amortization                              76,947                88,791
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable             779,785               331,235
    (Increase) Decrease in Inventories                     138,038               (52,652)
    (Increase) Decrease in Prepaid Expenses and Other      (26,378)              241,451
    Increase (Decrease) in Accounts Payable                (31,029)              (57,002)
    Increase (Decrease) in Accrued Liabilities              29,936                27,393
                                                        ----------            ----------
Net Cash (Used) Provided by Operating
 Activities                                              2,518,942             2,198,618
                                                        ----------            ----------

Cash Flows From Investing Activities:
 Purchase of Short-term Investments                     (1,601,433)                    -

 Capital Expenditures, Net of Retirements                  (30,975)              (55,906)
                                                        ----------            ----------
Net Cash (Used) Provided by Investing Activities        (1,632,408)              (55,906)
                                                        ----------            ----------

Cash Flows From Financing Activities:
 Dividends Paid                                           (616,271)                    -

 Treasury Stock Purchases                                 (667,356)            (1,438,849)
 Proceeds From Stock Options Exercised                     323,669                 60,649
                                                        ----------            -----------
Net Cash (Used) Provided by Financing Activities          (959,958)            (1,378,200)
                                                        ----------            -----------

Net Increase (Decrease) In Cash and Equivalents            (73,424)               764,512
                                                        ----------            -----------

Cash and Cash Equivalents at Beginning of Period         4,761,102              3,461,978
                                                        ----------            -----------

Cash and Cash Equivalents at End of Period              $4,687,678            $ 4,226,490
                                                        ==========            ===========

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002

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
and 2003  consistent  with the  provisions  of SFAS No. 123, the  Company's  net earnings and earnings  per share for the fiscal third  quarter and  year-to-date would have been reduced to the pro forma amount indicated below:

                                              Three Months Ended     Nine Months Ended
                                                  December 31,          December 31,
                                              --------------------  ----------------------
                                                 2003       2002       2003        2002
                                              ---------  ---------  ----------  ----------

      Net income - as reported                $ 500,162  $ 538,595  $1,551,643  $1,619,402
      Net income - pro forma                  $ 492,051  $ 538,204  $1,481,940  $1,550,213
      Income per diluted share - as reported  $     .16  $     .17  $      .50  $      .49
      Income per diluted share - pro forma    $     .16  $     .17  $      .47  $      .46

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions  used for  grants:  dividend  yield of 2.0%  (2004)  and 0%  (2003);
expected volatility of approximately 14% (2004) and 20% (2003); discount rate of
3.0% (2004) and (2003); and expected lives of 5 years.

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

     On December 31, 2003,  the Company had cash and  short-term  investments of
$6,289,111.   In  addition,  the  Company  had  other  current  assets  totaling
$3,951,111 and total current assets of $10,240,222.  Current liabilities of Mesa
Laboratories, Inc. were $585,613, which resulted in a current ratio of 17.5:1.

     The Company has made net capital asset  purchases of $30,975 for the fiscal year-to-date.

     The Company has  instituted a program to repurchase up to 300,000 shares of its outstanding  common stock.  Under the plan, the shares may be purchased from time  to  time  in  the  open  market  at  prevailing  prices  or in  negotiated transactions  off the market.  Shares purchased will be canceled and repurchases will be made with  existing cash  reserves.  During the first nine months of the fiscal year, the Company repurchased 87,000 shares of our common stock.

     On November  12, 2003 the  company's  Board of  Directors  declared for the first time a regular  quarterly  dividend of $.05 per share of common stock.  In addition the Board of Directors declared a special one-time dividend of $.15 per share of common  stock.  Both  dividends  were paid on  December  15,  2003,  to shareholders of record on December 1, 2003.

RESULTS OF OPERATIONS

REVENUE

     Net sales for the nine months ended December 31, 2003 increased  $47,578 or
1% to  $6,728,767  from the  $6,681,189  net sales level  achieved  for the same nine-month  period last year. Net sales for the quarter increased $2,875 or less than 1% to $2,199,740  from the  $2,196,865 net sales level achieved in the same quarter last year.  Over the first nine months of the fiscal year,  revenues are up a small amount  compared to prior year.  Datatrace  sales for the  nine-month period produced a seven percent decline while medical  instruments  increased by approximately  eight  percent.  Nusonics  products  have  increased  over twenty percent for the same  period,  but this gain is on a much smaller base of sales.
Net sales for the quarter  were up a small  amount from the prior year  quarter.
For the  quarter,  medical  products  decreased  approximately  two  percent and
Nusonics  products were almost  unchanged.  Datatrace  products  decreased seven percent from the prior year  quarter,  which was helped by initial  shipments of the Micropack III product.

COST OF GOODS SOLD

     Cost of goods sold for the first nine  months as a percent of net sales was
38%,  which is an  increase  of 1% from the 37%  level  for the same  nine-month period last year. Cost of goods sold for the current quarter as a percent of net sales was 38%,  representing a 2% increase compared to the 36% level in the same quarter last year. While the mix of products during the first nine months of the fiscal year made a shift to Medical products compared to prior year leading to a one percent change in the cost of goods sold as a percent of sales,  the quarter saw an increase of two percent in cost of goods sold due to the lower  Datatrace product sales described above.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling,  general  and  administrative  expenses  for the first nine months decreased 3% or $49,249 to  $1,587,766  from  $1,637,015 in the same period last year. For the current  quarter,  selling,  general and  administrative  expenses totaled  $523,762,  which was down 7% or $38,181 from  $561,943  expended in the same quarter last year.  Marketing expenses decreased 14 percent and two percent for the quarter and nine month  periods,  respectively  with  Medical  marketing expenses  declining six percent for the quarter and nine month periods  compared to the prior year.  Datatrace  marketing  expenses  decreased 16 percent for the quarter and increased  two percent for the  nine-month  period.  The decrease in marketing  expenses  for  Datatrace  products for the quarter was due chiefly to lower bad debt expense.  Individual marketing costs for medical products trended down for the quarter and nine month periods and were relatively unchanged within the major expense categories. Administration costs remained at consistent levels increasing  four percent in the current  quarter and declining five percent over the first nine months of the fiscal year compared to the previous year.

RESEARCH AND DEVELOPMENT

     Research and  development  for the first nine months  increased to $236,391 from $199,636,  which represents an 18% increase from the same period last year.
Research  and  development  for the quarter was  $85,927,  which  represents  an increase of $15,220 or 22% from the $70,707  level  expensed in the same quarter last year.  Research and  development  costs  increased for the quarter and nine month periods due to higher  compensation  and consulting  costs.  This trend is expected  to  continue  throughout  the fiscal  year.  Development  of three new versions of the Micropack III Logger that will measure other parameters  besides temperature is proceeding well.  Development  projects for the company's line of
Dialysate  Meters for kidney  dialysis have begun,  and we estimate that we will begin to introduce our next  generation  medical  instruments in the next fiscal year.

NET INCOME

     Net income for the nine months  ended  December  31, 2003  decreased  4% to
$1,551,643  from  $1,619,402,  but earnings  per share  increased 2% to $.50 per diluted  share  compared to $.49 per diluted  share one year ago. Net income for the quarter was  $500,162  or $.16 per diluted  share  compared to net income of
$538,595 or $.17 per diluted share last year. For the quarter and  year-to-date, net income  compared  to last year  declined  slightly  due to  unchanged  sales performance,  a shift in sales mix from  Datatrace  to Medical  products  and an increase in the income tax rate  compared to the prior year.  On an earnings per share basis,  year-to-date net income increased by $.01 per diluted share due to the lower outstanding shares generated by the company's share buyback program.

ITEM 3. Controls and Procedures

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

PART II-OTHER INFORMATION

ITEM 4. Submission of matters to a vote of securities holders

     The Annual Meeting of Shareholders of Mesa  Laboratories,  Inc. was held on
December 12, 2003.  Of the 3,046,638  Shares  entitled to vote,  2,564,657  were represented  either in person or by proxy.  Four Directors were elected to serve until the next Annual Meeting of Shareholders.

            The four directors elected were:
                                                   FOR                   WITHHELD
                                                   ---                   --------
                  Michael T. Brooks             2,550,157                 14,500
                  H. Stuart Campbell            2,549,457                 15,200
                  Paul D. Duke                  2,541,134                 23,523
                  Luke R. Schmieder             2,541,234                 23,423

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

     32.2 Certification  of Chief Financial  Officer  Pursuant to Section 906 of
          the Sarbanes-Oxley Act of 2002

b)   Reports on Form 8-K:

     On  February  5,  2004,  we  furnished  a report on Form 8-K under  Item 9,
Regulation FD Disclosure, to announce that we issued a press release on February
4, 2004  announcing  preliminary  results  for the third  quarter  period  ended
December 31, 2003, and filed under Item 7, Financial  Statements and Exhibits, a copy of the press release dated February 4, 2004.

                                   SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
            (Issuer)

      DATED:  February 13, 2004                 BY: /s/Luke R. Schmieder
                                                    Luke R. Schmieder
                                                    President, Chief Executive Officer,
                                                    Treasurer and Director

      DATED:  February 13, 2004                 BY: /s/Steven W. Peterson
                                                    Steven W. Peterson
                                                    Vice President-Finance, Chief
                                                    Financial and Accounting Officer and
                                                    Secretary