Form 10KSB
period 2004-03-31
MESA LABORATORIES INC /CO
filed 2004-06-29
CIK 724004

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

                         Commission File Number 0-11740

                             MESA LABORATORIES, INC.
                      -------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                84-0872291
            --------                               -----------
(State or other jurisdiction of          (I.R.S. Employer Identifica-
incorporation or organization)                    tion Number)

12100 West Sixth Avenue  Lakewood, Colorado           80228
-------------------------------------------       --------------
 (Address of principal executive offices)          (Zip Code)

Issuer's telephone number:  (303) 987-8000

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
best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $9,125,848.

State the  aggregate  market value of the voting and  non-voting  equity held by non-affiliates of the Registrant: As of May 31, 2004: $21,218,916*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No Par Value Common Stock-- 3,068,241 shares as of May 31, 2004.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No    X  .
                                                    -----       -----

*    The  aggregate  market value was  determined by  multiplying  the number of outstanding  shares  (excluding  those  shares held of record by  officers, directors and greater than five percent  shareholders)  by $9.77,  the last sales price of the Registrant's  common stock as of May 31, 2004, such date being within 60 days prior to the date of filing.

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
DATATRACE(R)  products have developed  application  niches within major industry
segments  such  as  food  processing,   medical  sterilization,   pharmaceutical
processing,  transportation,  electronics,  aerospace,  storage  facilities  and textile  manufacturing.  DATATRACE(R)products  are  used in any  industry  where temperature,  pressure or humidity  is  critical to the  manufacturing  process, quality of the  product  or where  product  temperature,  pressure  or  humidity profiles are required in a continuous or moving process environment.

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
The devices  operate at  temperatures  from - 40(0)F to 680(0)F and provide both high accuracy and  reliability.  Late in March 2002, the Company  introduced its
Micropack  III line of Tracers for  temperature  recording.  The  Micropack  III offers many new features  including reduced size,  optical data transfer,  wider temperature  ranges and  increased  data  points.  Currently,  the  Micropack II
Tracers for  temperature  are sold with various  probe  configurations  in three temperature ranges: LoTemp(R)which records temperatures from -40(0)F to 185(0)F;
Standard  Temp(R),  which  records  temperatures  from  50(0)F to  302(0)F;  and
HiTemp(R),  which  records  temperatures  from 212(0)F to 680(0)F.  The Flatpack
Tracer  provides the customer with a flat profile  instrument in addition to the round Micropack  Tracer.  The Flatpack Tracer is offered in the same temperature ranges and probe  configurations  as the  Micropack  Tracer.  Offering  the same features  but  slightly  larger  than the  Micropack  II Tracer,  the FRB Tracer provides users with the ability to replace batteries at their facility, lowering operating cost and down time for factory  replacement of the battery.  Utilizing the same electronics and FRB Tracer packaging, the Company offers a humidity and temperature  version of its FRB Tracer  product and a pressure  and  temperature version  of its FRB  Tracer  product.  At the end of fiscal  2004,  the  Company introduced  the  humidity and pressure  versions of its  Micropack  III Tracers, which will offer the product's  users  reduced  size,  optical data transfer and increased data points. In early fiscal 2005, the Company began introduction of a
4-20 mA (milliamp)  Tracer.  This user scalable logging device is completely new and will allow users to log the 4-20 mA output of various fixed monitors  within the user's  process and correlate that data to the product data collected by our loggers.  In this way, the user may bring  additional data parameters into their analysis without  compromising data integrity as required by various  regulatory bodies.

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

NUSONICS(R)Sonic Flow Meters

     The Sonic  Flow  Meter  line is a range of  products  which  are  suited to various fluid measurement applications.  The Model CM800 Sonic Flow Meter is the
Company's  main  wetted  transducer  meter.  With  transducers  that are mounted through the pipe wall and in contact with the material flowing through the pipe, it is the most accurate type of ultrasonic  flow meter.  The Model 90 Sonic Flow
Meter features  strap-on  transducers  and is sold in portable and fixed process versions. This product offers flexibility and portability for measuring flow and is totally noninvasive, measuring flow rates through the pipe wall. In addition, the  Company  markets  doppler  flow  meters  in  both  permanent  and  strap-on transducer models.  Unlike the transit-time  technology that the Company's other flow products utilize to measure clean fluids with dissolved solids, the doppler technology is utilized when the fluids to be measured  contain either  suspended solids or entrained  gases.  Over the past five years, the ultrasonic flow meter market has shifted preference to strap-on  transducer flow meters and has become highly price  competitive.  While the Company  continues to sell its flow meters for certain  applications,  demand for this product line has  contracted and the contribution  of this  product  line  has  declined  to less  than  10% of total revenues in fiscal 2004.

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

Marketing and Distribution

     The Company's  domestic sales of its dialysis products are generated by its in-house  marketing  staff  while  the  Company  maintains  an  organization  of independent  manufacturers'  representatives  to distribute its  DATATRACE(R)and
ELOGG(R)product   lines.   For  its   NUSONICS(R)   product  lines,  a  separate
organization  of  manufacturers'  representatives  is maintained.  International sales are conducted  through over 50 distributors.  During the fiscal year ended
March 31, 2004,  approximately 72% of sales have been domestic and 28% have been international to countries throughout Europe, Africa,  Australia, Asia and South
America, as well as Canada and Mexico.

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

     During the fiscal  year ended  March 31,  2004,  one  customer  represented approximately  12%  of  the  Company's  revenues  and  approximately  11% of the
Company's accounts  receivable  balance.  During the fiscal year ended March 31,
2003 one customer  represented  approximately 11% of the Company's  revenues and approximately 6% of the Company's account receivable balances.

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

     Companies with which Mesa's medical products compete include Cantel Medical
Corporation. Companies with which Mesa's DATATRACE(R)and ELOGG(R)instrumentation products compete include GE Kaye,  Ellab and Orion.  Companies with which Mesa's
NUSONICS(R)products  compete include Controlotron,  Badger Meter, Rosemount, and
GE Panametrics.

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

Employees

     At March 31,  2004,  the Company had a total of 49  employees,  of which 48 were full-time  employees.  Currently,  nine persons are employed for marketing, four for research and development,  29 for  manufacturing  and quality assurance and seven for administration.

Additional Information

     For the fiscal years ended March 31, 2004 and 2003, Mesa spent $331,740 and
$259,966,   respectively,   on   Company-sponsored   research  and   development
activities.

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

ITEM 2.  DESCRIPTION OF PROPERTY

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

                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY,  RELATED  STOCKHOLDER  MATTERS  AND SMALL  BUSINESS  ISSUER
PURCHASES OF EQUITY SECURITIES.

(a)  Mesa's  common  stock is traded on the  Nasdaq  National  Market  under the symbol "MLAB".  For the last two fiscal years,  the high and low last sales prices of the  Company's  common  stock as  reported  to the Company by the
     National Association of Securities Dealers, Inc. were as follows:

                  Quarter Ended                   High             Low          Dividend
                  -------------                   ----             ---          --------
                  June 30, 2002                 $ 7.75           $ 5.50             -
                  September 30, 2002            $ 6.45           $ 5.46             -
                  December 31, 2002             $ 6.62           $ 5.90             -
                  March 31, 2003                $ 7.03           $ 6.06             -

                  June 30, 2003                 $ 7.16           $ 6.06             -
                  September 30, 2003            $ 9.42           $ 7.09             -
                  December 31, 2003             $10.10           $ 7.74          $ .20*
                  March 31, 2004                $10.08           $ 8.53          $ .05

     The Nasdaq National Market quotations set forth herein reflect inter-dealer prices, without retail mark-up,  mark-down,  or commission and may not represent actual transactions.

(b)  As of March 31, 2004,  there were  approximately  900 record and beneficial holders of Mesa's common stock.

(c)  During the fiscal year ended March 31,  2004,  the Company did not sell any equity  securities  that were not  registered  under the  Securities Act of
     1933, as amended.

(d)  We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

                                      Total Share         Purchased            Remaining Shares
                           Shares     Avg. Price      as Part of Publicly        to Purchase
                         Purchased      Paid           Announced Plan            Under Plan
                         ---------      ----           --------------            ----------

 January 1 - 31, 2004        0          $0.00             38,601                  261,399
 February 1 - 29, 2004     385          $9.61             38,986                  261,014
 March 1 - 31, 2004     14,688          $8.77             53,674                  246,326
 Total Fourth Quarter   15,073          $8.79

On June 19, 2003, the Board of Directors of Mesa  Laboratories,  Inc.  adopted a share  repurchase  plan  which  allows for the  repurchase  of up 300,000 of the company's common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

*    On December  15,  2003,  the Company  paid an initial $.05 per common share quarterly  dividend and a $.15 per common share special dividend to holders of record on December 1, 2003.

For information  regarding  securities  authorized for issuance under our equity compensation plans, please see Footnote 7 to the Financial Statements.

ITEM 6. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS.

Overview

     Mesa Laboratories, Inc. manufactures and distributes electronic measurement
systems  for  various  niche  applications,   including  renal  treatment,  food
processing,   medical   sterilization,   pharmaceutical   processing  and  other
industrial  applications.  Our Company  follows a philosophy of  manufacturing a high quality  product and  providing a high level of on-going  service for those products.  In order to optimize the  performance of our Company and to build the value of the Company for its  shareholders,  we continually  follow the trend of various key  financial  indicators.  A sample of some of the most  important  of these indicators is presented in the following table.

                                              Key Financial Indicators
                                   2004           2003           2002          2001
                               -----------    -----------    -----------    -----------

Cash and Investments .......   $ 6,767,000    $ 4,761,000    $ 3,462,000    $ 2,317,000

Trade Receivables ..........   $ 1,621,000    $ 2,299,000    $ 2,339,000    $ 3,283,000
Days Sales Outstanding .....            55             70             80            126

Inventory ..................   $ 2,099,000    $ 2,329,000    $ 2,443,000    $ 2,403,000
Inventory Turns ............           1.6            1.5            1.5            1.5

Working Capital ............   $10,080,000    $ 9,017,000    $ 8,099,000    $ 7,279,000
Current Ratio ..............          16:1           16:1           17:1            9:1

Average Return On:
  Stockholder Investment (1)          14.3%          15.0%          15.1%          14.4%
  Assets ...................          13.6%          14.4%          14.4%          13.4%
  Invested Capital (2) .....          22.9%          21.0%          19.2%          17.9%

Net Sales ..................   $ 9,126,000    $ 9,082,000    $ 9,044,000    $ 9,100,000
Gross Profit ...............   $ 5,698,000    $ 5,685,000    $ 5,391,000    $ 5,512,000
Gross Margin ...............            62%            63%            60%            61%
Operating Income ...........   $ 3,249,000    $ 3,186,000    $ 2,942,000    $ 2,806,000
Operating Margin ...........            36%            35%            33%            31%
Net Profit .................   $ 2,130,000    $ 2,127,000    $ 2,031,000    $ 1,832,000
Net Profit Margin ..........            23%            23%            22%            20%
Earnings Per Diluted Share $           .68    $       .64    $       .59    $       .49

Capital Expenditures (Net) $        34,000    $    65,000    $    42,000    $    80,000

Head Count .................          48.5           46.5           51.0           51.5
Sales Per Employee .........   $   188,000    $   195,000    $   177,000    $   177,000

(1)  Average  return on  stockholder  investment is calculated by dividing total net  income  by the  average  of end of year and  beginning  of year  total stockholder's equity.

(2)  Average  return on  invested  capital  (invested  capital = total  assets -
     current  liabilities - cash and short - term  investments) is calculated by dividing  total net income by the average of end of year and  beginning  of year invested capital.

     While we continually  try to optimize the overall  performance  and trends, the table above does highlight various exceptions.  These exceptions are usually influenced  by a more  important  need. A review of the table above shows a very high Trade  Receivables  balance and high Days Sales Outstanding in fiscal 2001.
At the time that these indicators were showing below average performance, we had recently  completed the acquisition of Automata  Instruments,  Inc., and a large amount of our  administrative  resources were being focused on  improvements  to systems, work flows and new customer satisfaction.  Similarly, the Current Ratio in fiscal 2001 was nearly one half of historical levels, and reflected the lower liquidity of the Company following the acquisition of Automata Instruments, Inc.

Results of Operations

Net Sales

     Net sales for fiscal 2004 increased less than one percent from fiscal 2003, and net sales for fiscal 2003  increased less than one percent from fiscal 2002.
In real dollars,  net sales of $9,126,000 in fiscal 2004 increased  $44,000 from
$9,082,000 in 2003, and net sales of $9,082,000 in fiscal 2003 increased $38,000 from $9,044,000 in 2002.

     Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration  of product  is  usually a key  component  of the  customer's  own quality system and many of our customers operate in regulated  industries,  such as food processing or medical and  pharmaceutical  processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time. During fiscal years  2004,  2003 and  2002 our  Company  had  parts  and  service  revenue  of
$2,644,000,  $2,511,000 and $2,238,000.  As a percentage of total revenue, parts and service revenues were 29% in 2004, 28% in 2003 and 25% in 2002.

     The  performance  of new product  sales is  dependent  on several  factors, including general economic  conditions in the United States and abroad,  capital spending trends and the  introduction of new products.  Over the past two fiscal years,  general  economic  conditions  have been  starting to improve,  and more recently,  capital spending has also begun to improve.  New products released to the market over the past two fiscal years  include the  Datatrace  Micropack III temperature loggers during the middle of fiscal 2003 and the Datatrace Micropack
III humidity and pressure loggers at the end of fiscal 2004. Introduction of the humidity  and  pressure  loggers came too late in fiscal 2004 to have much of an influence on revenues.  All three loggers,  temperature,  humidity and pressure, utilize a common PC Interface system and operating software. For this reason, we believe that some  customer  purchasing  decisions  were  probably  delayed into fiscal  2005,  as those  customers  awaited  introduction  of the  humidity  and pressure  loggers.  For fiscal years 2004,  2003 and 2002 product  sales for our company were $6,482,000, $6,571,000 and $6,806,000.

     Over fiscal 2004, our medical products  increased four percent for the year compared to the prior period. The major share of this increase was due to higher sales  of our  meter  products  and  accessories,  and an  increase  in  service revenues.  Sales of the company's dialyzer reprocessing products declined during the year as the trend  toward  usage of single use  dialyzers  continued  in the domestic  market  place.  A high  percentage  of our  reprocessor  revenues  are generated  from  foreign  markets  and it is not  expected  that this trend will continue to have an  appreciable  negative  effect on future  sales.  Currently, research and  development  efforts are in process to further enhance our line of hand-held dialysate meters.

     During fiscal 2004, sales of the Datatrace brand of products declined after the increases  reported in the prior year. For the year,  sales  decreased seven percent  compared to the prior year. At the end of the quarter,  we released our latest  version of user software and shipped  initial units of the Micropack III humidity  and  pressure  loggers to  customers.  These new  products  will allow customers  who measure more than one  parameter in their  process to program and retrieve  data from the same PC Interface  device.  During April the company has begun  introduction of its new 4-20 milliamp logger.  This user scalable logging device is completely new and will allow users to log the 4-20 milliamp output of various  fixed  monitors  within their  process and  correlate  that data to the product data collected by our loggers. In this way the user may bring additional data  parameters  into their  analysis  without  compromising  data integrity as required by various regulatory bodies.

     During  fiscal  2004,  sales  of the  Nusonics  line  of  ultrasonic  fluid measurement  systems increased by 27 percent.  This is the first annual increase for these products in several years.  Nusonics products  contribute less than 10 percent of our total sales.

     In fiscal 2003,  revenues  for the  Datatrace  brand of products  performed exceptionally  well  increasing 28 percent.  The new  Micropack III  temperature loggers were extremely  successful  during their first year in the  marketplace, and propelled the temperature  logging products to an increase of 40 percent for the fiscal year. Humidity logging instruments also produced a sharp increase for the fiscal year improving more than 140 percent. Datatrace products were further helped  during the year by a decline in the value of the US dollar  compared  to the EURO which was helping  these  products  realize sales gains in the European market.

     During fiscal 2003 the company's  medical products  declined 16 percent for the fiscal year.  The major share of this  decrease was due to a decline in Echo
Dialyzer  Reprocessor sales, which had increased  dramatically in the prior year due to a large order from a single  customer  that was not  repeated in the next fiscal year.  Also, the expanded use of single use dialyzers in the U.S.  market had  reduced  Reprocessor  demand.  Sales  of  the  hand-held  dialysate  meters decreased by 11 percent  during the fiscal year,  after  several years of strong growth.  Currently,  research and  development  efforts are beginning to further enhance our line of hand-held dialysate meters.

Cost of Sales

     Cost of sales as a percent of net sales in fiscal 2004 increased two tenths of one percent from fiscal 2003 to 37.6%, and in fiscal 2003 decreased 3.0% from fiscal 2002 to 37.4% from 40.4% in fiscal 2002. Most of our products enjoy gross margins in excess of 55%. Due to the fact that the dialysis  products have sales concentrations  to several  companies  that  maintain  large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward  higher sales of Datatrace  logging  products  will tend to produce lower cost of good sold expense and higher gross  margins  while shifts  toward higher sales of medical  products will normally  produce the opposite effect on cost of goods sold expense and gross margins.

     Over fiscal year 2004, our Company saw a shift in its mix to higher medical sales, which led to a slight increase in cost of goods sold expense as a percent of sales compared to fiscal 2003. During fiscal 2003,  Datatrace logging devices increased in sales as a percent of total sales.  Our logging  instruments have a higher gross margin over the other  instruments  which we produce and sell. This improvement  in sales mix was  partially  off-set by an  increase  in  Datatrace export  sales,  which  are sold at a  discount  to the  company's  international distributors and produce a lower gross margin.

Selling, General and Administrative

     General and administrative expenses tend to be fairly fixed and stable from year-to-year.  To the  greatest  extent  possible,  we  work at  containing  and minimizing these costs. Total administrative costs were $906,000 in fiscal 2004,
$904,000 in fiscal 2003 and $935,000 in fiscal 2002,  which  represents a $2,000 or less than one percent  increase from fiscal 2003 to fiscal 2004 and a $31,000 or three percent decrease from fiscal 2002 to fiscal 2003.  Higher  compensation costs during  fiscal 2004 were  off-set by lower  consulting  fees,  while lower costs for  business  development  activities  were  partially  off-set by higher compensation costs during fiscal 2003.

     Our selling and marketing costs tend to be far more variable in relation to sales,  although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international  sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent  of sales due to higher  advertising  development and sales  training  programs.  Our  Company's  international  sales are usually discounted  and recorded at the net  discounted  price,  so that a change in mix between  international  and domestic  sales may  influence  sales and  marketing costs.  One other major  influence  on sales and  marketing  costs is the mix of domestic  medical sales to all other domestic sales.  Domestic medical sales are made by  direct  telemarketing  representatives,  which  gives  us a lower  cost structure,  when  compared  to the  independent  representative  sales  channels utilized by our other products.

     In dollars,  selling costs were  $1,211,000  in fiscal 2004,  $1,334,000 in fiscal 2003 and  $1,225,000 in fiscal 2002. As a percent of sales,  selling cost were 13.3% in fiscal 2004, 14.7% in fiscal 2003 and 13.5% in fiscal 2002. During fiscal 2004,  most of the  decrease in selling  expense was due to a decrease in costs associated with the Datatrace logging products.  Part was due to decreased commissions  due to lower  sales  and the  remainder  was due to lower  bad debt expense.  The  decrease  in bad  debt  expense  was  due to  higher  receivables collection  in Europe,  which was brought  about by the increase in the value of the Euro compared to the U.S.  Dollar.  The increase in selling  expense  during fiscal  2003  was due  chiefly  to  increased  selling  and  marketing  cost for
Datatrace  products.  In  addition  to  increases  in  variable  costs,  such as commissions, bonuses and travel, discretionary expenses, such as advertising and demonstration  equipment  costs,  were increased  during the year to support the introduction  of the Company's  new  Micropack  III products.  Selling costs for medical products decreased due chiefly to lower  compensation  costs, which were partially off-set by higher training costs.

Research and Development

     Company  sponsored  research  and  development  cost was $332,000 in fiscal
2004,  $260,000 in fiscal 2003 and  $290,000 in fiscal  2002.  We are  currently trying to execute a strategy  of  increasing  the flow of  internally  developed products. This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third  Datatrace  logging  product early in fiscal
2005.  Work has also begun on a new  generation of our  dialysate  meter line of products. This has led to the increased research and development spending during fiscal 2004. During fiscal 2003,  consulting expenses dropped  significantly and were partially  off-set by substantially  higher material and supply expenses as work  during  the  year  focused  more  on  hardware  development  and  software development  projects  were  completed.  Besides  completing  the  Micropack III product for temperature, work continued for humidity, pressure and 4-20 milliamp versions of the Micropack III logger design.

Net Income

     Net income increased to a record  $2,130,000 or $.68 per share on a diluted basis in fiscal  2004 from  $2,127,000  or $.64 per share on a diluted  basis in fiscal 2003.  Actual net income grew less than one percent  during  fiscal 2004, but diluted  per share  profits  grew six  percent  from year to year due to the higher  net  income  and lower  average  shares  outstanding.  The lower  shares outstanding were due to our continuing share buy back program.  This program has continued  into the new fiscal  year,  and  depending on market  conditions,  is expected  to continue  throughout  fiscal  2005.  The stock  repurchase  program reduced outstanding common stock by 100,474 shares, and allowed diluted earnings per share to grow at a faster rate than net income.

     Net income  increased to $2,127,000 or $.64 per share on a diluted basis in fiscal 2003 from $2,031,000 or $.59 per share on a diluted basis in fiscal 2002.
The increase in net income  during  fiscal 2003 was partially due to the changes in  product  mix  highlighted  in the  Cost of  Sales  section  of this  report.
Additionally, higher sales and lower administration and research and development expenses  helped to increase  income.  During the fiscal  year,  we  repurchased
266,169 shares of our common stock.  While net income grew at a faster rate than net sales for the fiscal year,  this growth was restrained by an increase in the net income tax rate compared to last year.  This increase in the income tax rate in 2003  compared  to 2002 was due  chiefly  to a change  in the tax code  which reduced the benefit of export sales.

Liquidity and Capital Resources

     On March 31, 2004, we had cash and short term investments of $6,767,000. In addition,  we had other current  assets  totaling  $3,970,000  and total current assets of  $10,737,000.  Current  liabilities of our Company were $658,000 which resulted in a current ratio of 16:1. For comparison  purposes at March 31, 2003, we had cash and short term  investments of  $4,761,000,  other current assets of
$4,843,000, total current assets of $9,604,000,  current liabilities of $587,000 and a current ratio of 16:1.

     Our Company has made capital acquisitions of $34,000 during fiscal 2004 and
$65,000  during  fiscal 2003.  We have  instituted a program to repurchase up to
300,000 shares of our outstanding  common stock.  Under the plan, the shares may be  purchased  from time to time in the open market at  prevailing  prices or in negotiated  transactions  off the market.  Shares purchased will be canceled and repurchases  will be made with existing cash reserves.  We do not maintain a set policy or schedule  for our buyback  program.  Most of our stock  buybacks  have occurred  during  periods  when the  price to  earnings  multiple  has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand.

     On November 12, 2003 our Board of  Directors  declared for the first time a regular  quarterly  dividend of $.05 per share of common stock.  In addition the
Board of  Directors  declared a special  one time  dividend of $.15 per share of common stock.  Both dividends were paid on December 15, 2003, to shareholders of record on December 1, 2003.  For fiscal year 2004,  dividends  totaled  $.25 per common share of stock.

     Our  Company  invests  its  surplus  capital  in various  interest  bearing instruments,  including money market funds,  short-term treasuries and municipal bonds. All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss. In some cases,  additional guarantees of the investment principal are provided in the form of bank letters of credit.

     The Company does not currently  maintain a line of credit or any other form of debt.  Nor does the  Company  guarantee  the debt of any  other  entity.  The
Company has maintained a long history of surplus cash flow from operations. This surplus  cash  flow has been  used in the past to fund  acquisitions  and  stock buybacks  and is  currently  being  partially  utilized  to  fund  our  on-going dividend.  If  interesting  candidates  come to our  attention,  we may chose to pursue  new  acquisitions,  but  currently  no  acquisitions  are  under  active consideration.

Contractual Obligations

     At March 31,  2004 our only  contractual  obligations  were  open  purchase orders for routine  purchases of supplies and inventory,  which would be payable in less than one year.

Forward Looking Statements

     All statements  other than  statements of historical  fact included in this annual  report  regarding  our  Company's  financial  position and operating and strategic  initiatives and addressing industry  developments are forward-looking statements.  Where,  in  any  forward-looking  statement,  the  Company,  or its management,  expresses  an  expectation  or belief as to  future  results,  such expectation  or  belief  is  expressed  in good  faith  and  believed  to have a reasonable  basis,  but  there  can  be  no  assurance  that  the  statement  of expectation or belief will result or be achieved or accomplished.  Factors which could cause actual results to differ materially from those anticipated,  include but are not limited to general  economic,  financial  and  business  conditions;
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

Valuation of Inventories

     Inventories are stated at the lower of cost or market,  using the first-in,
first-out   method  (FIFO)  to  determine  cost.  The  Company's  policy  is  to periodically evaluate the market value of the inventory and the stage of product life cycle,  and record a reserve for any  inventory  considered  slow moving or obsolete.  As of March 31, 2004 and 2003 the  Company had  recorded a reserve of
$55,000 and $110,000, respectively, against slow moving inventory.

Valuation of Long-Lived Assets and Goodwill

     The Company assesses the realizable value of long-lived assets and goodwill for  potential  impairment  at least  annually or when events and  circumstances warrant such a review.  The carrying  value of a long-lived  asset is considered impaired when the  anticipated  fair value is less than its carrying  value.  In assessing the recoverability of our long-lived assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective  assets. In addition,  we must make assumptions regarding the useful lives of these  assets.  As of March 31, 2004, we evaluated our long-lived  assets for potential  impairment.  Based on our  evaluation,  no impairment charge was recognized.

     The above listing is not intended to be a comprehensive  list of all of our accounting  policies.  In many cases,  the accounting  treatment of a particular
transaction  is  specifically  dictated  by  accounting  principles,   generally
accepted in the United States of America, with no need for management's judgment in their  application.  There are also areas in which  management's  judgment in selecting  any  viable  alternative  would not  produce a  materially  different result.  See our audited  financial  statements and notes thereto which begin at
"Item 7.  Financial  Statements"  of this  Annual  Report on Form  10-KSB  which contain  accounting  policies  and  other  disclosures  required  by  accounting principles, generally accepted in the United States of America.

Additional Cautionary Statements

We Face Intense Competition

     The markets for some of our current and  potential  products are  intensely competitive.  We face  competition from companies that possess both larger sales forces and  possess  more  capital  resources.  In  addition,  there are growing numbers of competitors for certain of our products.

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

     The process of obtaining and maintaining  required regulatory  approvals is
lengthy,  expensive  and  uncertain.   Although  we  have  not  experienced  any
substantial  regulatory  delays to date,  there is no assurance that delays will not occur in the future,  which could have a significant  adverse  effect on our ability  to  introduce  new  products  on a timely  basis.  Regulatory  agencies periodically  inspect our manufacturing  facilities to ascertain compliance with
"good  manufacturing  practices" and can subject approved products to additional testing and surveillance programs.  Failure to comply with applicable regulatory requirements can, among other things, result in fines,  suspension of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we  believe  that we are  currently  in  compliance,  if we fail to comply  with regulatory  requirements,  it could  have an  adverse  effect on our  results of operations and financial condition.

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

Changing Accounting Regulation May Affect Operating Results

     Our Operating results may be adversely  affected by new laws and accounting
regulations   that  have  either  been  recently  enacted  or  which  are  under consideration and may include the following:

*    various regulations of the Sarbanes-Oxley Act, and
*    the mandatory expensing of employee stock options as proposed by the FASB.

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

ITEM 7.  FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS

Independent Auditors' Report

Financial Statements:

Balance Sheets

Statements of Income

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of
March 31, 2004 and 2003,  and the related  statements  of income,  stockholders'
equity, and cash flows for the years then ended. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Mesa Laboratories,  Inc. as of
March 31, 2004 and 2003,  and the results of its  operations  and its cash flows for the years then ended,  in conformity with  accounting  principles  generally accepted in the United States of America.

                                   /s/  Ehrhardt   Keefe  Steiner  & Hottman PC
                                        Ehrhardt Keefe Steiner & Hottman PC
         April 28, 2004
         Denver, Colorado

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                            March 31,
                                                    -------------------------
                                                       2004           2003
                                                    -----------   -----------
         CURRENT ASSETS:
  Cash and cash equivalents .....................   $ 4,669,741   $ 4,761,102
  Short-term investments ........................     2,097,725          --
  Accounts receivable -
    Trade, net of allowance for doubtful
      accounts of $40,000 (2004) and
      $50,000 (2003) ............................     1,581,050     2,248,578
    Other .......................................        22,500        33,213

  Inventories, net ..............................     2,099,444     2,328,999
  Prepaid expenses and other ....................       157,757       116,825

  Deferred income taxes .........................       109,253       114,941
                                                    -----------   -----------
TOTAL CURRENT ASSETS ............................    10,737,470     9,603,658

PROPERTY, PLANT AND EQUIPMENT, net ..............     1,285,054     1,347,980

OTHER ASSETS:
    Goodwill ....................................     4,207,942     4,207,942
                                                    -----------   -----------

                                                    $16,230,466   $15,159,580
                                                    ===========   ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                            March 31,
                                                    -------------------------
                                                        2004           2003
                                                    -----------   -----------
         CURRENT LIABILITIES:
  Accounts payable, trade .......................   $   110,157   $   117,979
  Accrued salaries and payroll taxes ............       409,671       332,537
  Accrued warranty expense ......................        15,000        15,000
  Other accrued liabilities .....................        52,812        85,698
  Taxes payable .................................        69,991        35,492
                                                    -----------   -----------
TOTAL CURRENT LIABILITIES .......................       657,631       586,706

LONG TERM LIABILITIES:
  Deferred income taxes .........................       188,909        86,351

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
    authorized 1,000,000 shares; none
    issued .....................................          --            --
  Common stock, no par value; authorized
    8,000,000 shares; issued and
    outstanding, 3,072,815 (2004) and
    3,078,168 (2003)                                  1,329,684     1,284,887
  Retained earnings ............................     14,054,242    13,201,636
                                                    -----------   -----------
                                                     15,383,926    14,486,523
                                                    -----------   -----------
                                                    $16,230,466   $15,159,580
                                                    ===========   ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                              STATEMENTS OF INCOME

                                                Years Ended March 31,
                                              -----------------------
                                                 2004         2003
                                              ----------   ----------

Sales .....................................   $9,125,848   $9,081,776
Cost of sales .............................    3,428,071    3,397,239
                                              ----------   ----------
Gross profit ..............................    5,697,777    5,684,537
                                              ----------   ----------

Operating expenses:
  Selling .................................    1,211,237    1,334,385
  General and administrative ..............      906,063      903,710
  Research and development ................      331,740      259,966
                                              ----------   ----------
Total operating expenses ..................    2,449,040    2,498,061
                                              ----------   ----------

Operating income ..........................    3,248,737    3,186,476
Interest income ...........................       49,794       55,160
                                              ----------   ----------
Earnings before income taxes ..............    3,298,531    3,241,636

Income taxes ..............................    1,168,850    1,114,757
                                              ----------   ----------

Net income ................................   $2,129,681   $2,126,879

  Net income per share (basic) ............   $      .70   $      .66

  Net income per share (diluted) ..........   $      .68   $      .64

Average common shares outstanding - basic .    3,054,732    3,226,848
                                              ==========   ==========

Average common shares outstanding - diluted    3,137,970    3,299,435
                                              ==========   ==========

                       See notes to financial statements.

                                                  MESA LABORATORIES, INC.
                                             STATEMENT OF STOCKHOLDERS' EQUITY

                                           Common Stock
                                  ----------------------------                        Total
                                    Number of                       Retained       Stockholders'
                                     Shares          Amount         Earnings          Equity
                                  ------------     -----------    ------------     -----------

BALANCE, March 31, 2002 .......      3,321,637    $  1,791,758    $ 12,102,516    $ 13,894,274

Common stock issued for the
  conversion of incentive
  stock options net of 29,704
  shares returned to Company
  as payment ..................         22,700          86,441            --            86,441

Purchase and retirement of
  treasury stock ..............       (266,169)       (593,312)     (1,027,759)     (1,621,071)

Net income for the year .......           --              --         2,126,879       2,126,879
                                  ------------     -----------    ------------     -----------

BALANCE, March 31, 2003 .......      3,078,168       1,284,887      13,201,636      14,486,523

Common stock issued for the
  conversion of incentive
  stock options net of 38,582
  shares returned to Company
  as payment ..................         95,121         297,547            --           297,547

Purchase and retirement of
  treasury stock ..............       (100,474)       (292,750)       (507,113)       (799,863)

Dividends paid ($.25 per share)           --              --          (769,962)       (769,962)

Tax benefit on exercise of
  Nonqualified stock options ..           --            40,000            --            40,000

Net income for the year .......           --              --         2,129,681       2,129,681
                                  ------------     -----------    ------------     -----------

BALANCE, March 31, 2004 .......      3,072,815    $  1,329,684    $ 14,054,242    $ 15,383,926
                                  ============     ===========    ============     ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      Years Ended  March 31,
                                                                    --------------------------
                                                                       2004            2003
                                                                    -----------    -----------
Cash flows from operating activities:
  Net income ....................................................     2,129,681    $ 2,126,879
  Depreciation and amortization .................................        97,151        115,351
  Allowance for bad debt ........................................       (10,000)          --
  Provision for warranty reserve ................................          --          (15,000)
  Provision for inventory reserve ...............................       (55,000)        60,000
  Deferred income taxes .........................................       108,246         31,444
    Change in assets and liabilities-
     (Increase) decrease in accounts receivable .................       688,241        245,233
     (Increase) decrease in inventories .........................       284,555         54,092
     (Increase) decrease in prepaid expenses ....................       (40,932)       179,687
     Increase (decrease) in accounts payable, trade .............        (7,822)        29,085
     Increase (decrease) in accrued liabilities and taxes payable        78,747         71,916
                                                                    -----------    -----------
        Net cash provided by operating activities ...............     3,272,867      2,898,687
                                                                    -----------    -----------

Cash flows from investing activities:
  (Increase) decrease in short-term investments .................    (2,097,725)          --
  Capital expenditures ..........................................       (34,225)       (64,933)
                                                                    -----------    -----------
        Net cash (used) provided by investing activities ........    (2,131,950)       (64,933)
                                                                    -----------    -----------

Cash flow from financing activities:
  Tax benefit on nonqualified stock options .....................        40,000           --
  Dividends paid ................................................      (769,962)          --
  Net proceeds from issuance of stock ...........................       297,547         86,441
  Common stock repurchases ......................................      (799,863)    (1,621,071)
                                                                    -----------    -----------
        Net cash (used) provided by financing activities ........    (1,232,278)    (1,534,630)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............       (91,361)     1,299,124

Cash and cash equivalents at
  beginning of year .............................................     4,761,102      3,461,978
                                                                    -----------    -----------

Cash and cash equivalents at
  end of year ...................................................   $ 4,669,741    $ 4,761,102
                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes                                                      $ 1,072,900    $   895,821
                                                                    ===========    ===========

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

Concentration of Credit Risk - Financial  instruments which potentially  subject the Company to  concentrations  of credit risk  consist of money  market  funds, short-term  investments and accounts  receivable.  The Company invests primarily all of its excess cash in money market funds administered by reputable financial institutions,  debt  instruments  of  the  U.S.  government  and  its  agencies, adjustable  rate, fixed dollar municipal debt and grants credit to its customers who are located throughout the United States and several foreign  countries.  To reduce  credit risk,  the Company  periodically  evaluates the money market fund administrators  and performs  credit  analysis of customers  and monitors  their financial condition.  Additionally,  the Company maintains cash balances in bank deposit  accounts  which, at times,  may exceed  federally  insured limits.  The
Company has not experienced any losses in such accounts.

During  the  fiscal  year  ended  March  31,  2004,  one  customer   represented
approximately  12%  of  the  Company's  revenues  and  approximately  11% of the
Company's accounts  receivable  balance.  During the fiscal year ended March 31,
2003 one customer  represented  approximately 11% of the Company's  revenues and approximately 6% of the Company's account receivable balances.

Cash Equivalents - Cash equivalents  include all highly liquid  investments with an original maturity of three months or less.

Short-term  investments - Short-term  investments consists of U.S Treasury bills and  municipal  bonds and are  classified as  "available  for sale."  Short-term investments are carried in the financial  statements at cost, which approximates fair value.

Accounts  Receivable  - At the time the  accounts  are  originated,  the Company considers a reserve for doubtful accounts based on the  creditworthiness  of the customer.  The provision for uncollectible  amounts is continually  reviewed and adjusted to  maintain  the  allowance  at a level  considered  adequate to cover future  losses.  The allowance is  management's  best estimate of  uncollectible amounts and is determined based on historical performance that is tracked by the
Company on an  ongoing  basis.  The  losses  ultimately  incurred  could  differ materially  in the near term  from the  amounts  estimated  in  determining  the allowance.

Inventories - Inventories  are stated at the lower of cost or market,  using the first-in,  first-out method (FIFO) to determine cost. The Company's policy is to periodically evaluate the market value of the inventory and the stage of product life cycle,  and record a reserve for any  inventory  considered  slow moving or obsolete.  As of March 31, 2004 and 2003 the  Company had  recorded a reserve of
$55,000 and $110,000, respectively, against slow moving inventory.

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
As of  March  31,  2004,  we  evaluated  our  long-lived  assets  for  potential impairment. Based on our evaluation, no impairment charge was recognized.

Revenue  Recognition - The Company recognizes  revenues at the time products are shipped.  Revenue from ongoing  product  service and repair is fully  recognized upon completion and shipment of serviced product.

Research & Development Costs - Costs related to research and development efforts on  existing or  potential  products  are  expensed as  incurred.  Research  and development  costs for the  fiscal  years  ended  March  31,  2004 and 2003 were
$331,740 and $259,966, respectively.

Accrued  Warranty Expense - The Company provides limited product warranty on its products and,  accordingly,  accrues an estimate of the related warranty expense at the time of sale.

Advertising  Costs -  Advertising  costs are expensed as  incurred.  Advertising costs for the years ended March 31, 2004 and 2003 were  $138,135  and  $140,728, respectively.

Income Taxes - The Company accounts for income taxes under the liability method, which  requires  an entity to  recognize  deferred  tax assets and  liabilities.
Temporary  differences  are  differences  between  the tax basis of  assets  and liabilities  and their reported  amounts in the financial  statements  that will result in taxable or deductible amounts in future years.

Earnings Per Share - Basic  earnings per share is  calculated  using the average number of common shares  outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares  outstanding plus the effect of outstanding stock options using the treasury stock method,  which totaled 83,238 and 72,587 additional shares in 2004 and 2003, respectively.

Stock  based  compensation  - At March 31,  2004,  the  Company  has stock based compensation  plans,  which are described  more fully in Note 7. The Company has adopted the  disclosure-only  provisions  of Statement  of Financial  Accounting
Standards No. 123, "Accounting for Stock-Based

Compensation."  Accordingly,  no  compensation  cost has been recognized for the stock option plans. Had  compensation  cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2004 and
2003  consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amount indicated
below:

                                                         March 31,
                                                   -----------------------
                                                      2004          2003
                                                   ----------   ----------

Net income - as reported .......................   $2,129,681   $2,126,879
Less: Total stock based compensation expense
    determined under fair value based method for
     all awards net of related tax effects .....       89,768      106,444
                                                   ----------   ----------

Net income - pro forma .........................   $2,039,913   $2,020,435
                                                   ==========   ==========

Income per diluted share - as reported .........   $      .68   $      .64
Income per diluted share - pro forma ...........   $      .65   $      .61

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions  used for  grants:  dividend  yield of 2.1%  (2004)  and 0%  (2003);
expected volatility of approximately 29% (2004) and 20% (2003); discount rate of
3.0% (2004) and 3.0% (2003); and expected lives of 5 years.

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

Fair  Value  of  Financial  Instruments  -  The  carrying  amount  of  financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximated fair value as of
March 31, 2004 because of the relatively short maturity of these instruments.

Recently Issued Accounting  Pronouncements - In April 2003, FASB issued SFAS No.
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

2.       Inventories:

         Inventories consist of the following:

                          March 31,
                  --------------------------
                      2004           2003
                  -----------    -----------

Raw materials .   $ 1,648,416    $ 1,898,599
Work-in-process       335,242        294,822
Finished goods        170,786        245,578
Less reserve ..       (55,000)      (110,000)
                  -----------    -----------
                  $ 2,099,444    $ 2,328,999
                  ===========    ===========

Work-in-process  and  finished  goods  include raw  materials,  direct labor and manufacturing overhead at March 31, 2004 and 2003.

3. Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                         March 31,
                                --------------------------
                                    2004           2003
                                -----------    -----------

Land ........................   $   148,104    $   148,104
Building ....................     1,259,392      1,247,010
Manufacturing equipment .....     1,228,053      1,219,079
Computer equipment ..........       300,703        287,834
Furniture and fixtures ......        74,383         74,383
                                -----------    -----------
                                  3,010,635      2,976,410
Less accumulated depreciation    (1,725,581)    (1,628,430)
                                -----------    -----------
                                $ 1,285,054    $ 1,347,980
                                ===========    ===========

4.   Income Taxes:

     The  components of the provision for income taxes for the years ended March
31, 2004 and 2003 are as follows:

                                 March 31,
                          -----------------------
                             2004         2003
                          ----------   ----------

         Current tax provision:
            Federal ...   $  930,036   $  949,488
            State .....      130,568      133,825
                           1,060,604    1,083,313
                          ----------   ----------
         Deferred tax provision:
            Federal ...       94,920       27,671
            State .....       13,326        3,773
                          ----------   ----------
                             108,246       31,444
                          ----------   ----------

                          $1,168,850   $1,114,757
                          ==========   ==========

Deferred  taxes result from temporary  differences in the  recognition of income and expenses for  financial and income tax  reporting  purposes and  differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 2004 and 2003 are as follows:

                                       March 31,
                                 ----------------------
                                   2004          2003
                                 ---------    ---------

Depreciation and amortization    $(188,909)   $ (86,351)
Accrued vacation .............      56,568       48,169
Bad debt expense .............      13,600       17,000
Obsolete inventory ...........      18,700       37,400
Warranty reserve .............       5,100        5,100
Other ........................      15,285        7,272
                                 ---------    ---------
Net deferred (liability)/asset   $ (79,656)   $  28,590
                                 =========    =========

A reconciliation of the Company's income tax provision for the years ended March
31, 2004 and 2003,  and the amounts  computed  by  applying  statutory  rates to income before income taxes is as follows:

                                               March 31,
                                      --------------------------
                                         2004            2003
                                      -----------    -----------

Income taxes at statutory rates ...   $ 1,220,456    $ 1,199,405
State income taxes,
   net of federal benefit .........        98,956         97,249
Foreign sales corporation exemption       (49,267)       (53,830)
Other .............................      (101,295)      (128,067)
                                      -----------    -----------
                                      $ 1,168,850    $ 1,114,757
                                      ===========    ===========

5.   Stock Repurchase:

In June,  2003, the Company's Board of Directors  approved program to repurchase up to 300,000 shares of its outstanding common stock. Under the program,  shares may be purchased from time to time in the open market at prevailing prices or in negotiated  transactions off the market.  Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.

6.   Employee Benefit Plan:

The Company adopted a 401(k) plan effective  January 1, 2000.  Participation  is voluntary  and  employees  are eligible to  participate  at age 21 and after six months of employment with the Company. The Company matches 50% of the employee's contribution  up to 6% of the  employees  salary.  A  participant  vests  in the
Company's  contributions  at a rate of 25% per year, fully vesting at the end of the participant's fourth year of service. The Company contributed $51,064 to the plan for fiscal 2004 and $52,617 for fiscal 2003.

7.   Stockholders' Equity:

The State of Colorado has  eliminated  the ability of Colorado  corporations  to retain  treasury  stock.  As a result,  the Company  reduced common stock to its average share value and further reduced  retained  earnings for the remainder of the cost of treasury stock acquired in each fiscal year.

During 2004 the Company discovered an inconsistency between the number of shares of common stock  reported in its financial  statements  and the Company's  stock transfer  agent records.  The Company has restated its common stock  outstanding numbers in its financial  statements to correct this inconsistency.  This change had no effect on any previously reported earnings per share information.

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

All option plans have been approved by the stockholders of the Company.

The following is a summary of options granted under the plans:

                                                     FY 2004           FY 2003
                                             --------------------  -------------------
                                                 WEIGHTED -            WEIGHTED -
                                                AVG EXERCISE         AVG EXERCISE
                                              SHARES      PRICE    SHARES      PRICE
Options outstanding at
  beginning of year .....................    323,295    $   4.98   328,035    $   4.85
Options granted .........................     77,600    $   7.28    75,600    $   5.89
Options cancelled .......................     (2,122)   $   5.33   (27,936)   $   5.42
Options exercised .......................   (133,703)   $   4.74   (52,404)   $   5.20
                                            --------              --------
Options outstanding at
  end of year ...........................    265,070    $   5.77   323,295    $   4.98
                                            ========              ========

Options exercisable at
  end of year ...........................     77,595    $   4.93   132,045    $   4.75

         Shares available for
          future option grant                139,100               223,371

The following is a summary of information about stock options  outstanding as of
March 31, 2004:

                                              Options Outstanding                        Options Exercisable
                          ------------------------------------------------------    -----------------------------
                                                   Weighted
                                                    Average                              Weighted
          Range of            Number               Remaining         Weighted             Number          Average
          Exercise        Outstanding as           Contractual        Average         Exercisable as of   Exercise
           Prices           of 03/31/04           Life in Years     Exercise Price        03/31/04          Price
  -------------------     --------------       ----------------   ----------------    -----------------  ----------

         $3.75 - $4.56          79,975                  3.1              $4.39             35,625           $4.18
         $5.00 - $6.75         107,895                  3.9              $5.71             41,970           $5.57
         $7.00 - $9.20          77,200                  5.3              $7.29                --              --
         -------------         -------                 ----             ------           --------           -----

         $3.75 - $9.20         265,070                  4.1              $5.77             77,595            $4.93
         =============         =======                 ====             ======           ========           =====

8.   International Sales:

For the past two fiscal years, the Company had foreign sales as follows:

                  Years Ended March 31,
                -----------------------
                   2004          2003
                ----------   ----------

Asia ........   $  701,242   $1,190,136
Europe ......    1,182,330    1,254,597
South America      127,885      211,400
Other .......      516,607      480,656
                ----------   ----------
                $2,528,064   $3,136,789
                ==========   ==========

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     As of the end of the period covered by this Annual Report on Form10-KSB, we carried out an evaluation,  under the supervision and with the  participation of our  management,  including  the Chief  Executive  Officer  and Chief  Financial
Officer,  of the  effectiveness  of the design and  operation of our  disclosure controls and procedures  pursuant to Exchange Act Rule 13a-14 and 15d-14.  Based upon  that  evaluation,  the Chief  Executive  Officer  and the Chief  Financial
Officer  concluded that our disclosure  controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings.

     Subsequent to the date of that  evaluation,  there have been no significant changes in our internal  controls or in other  factors that could  significantly affect internal  controls,  nor were any corrective actions required with regard to significant deficiencies and material weaknesses.

     The  requirements  to provide (i) a report of  management  on our  internal controls over  financial  reporting and (ii) our  registered  public  accounting firm's  attestation  report on management's  assessment of our internal  control over financial reporting are not yet applicable to us.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names,  addresses,  ages and terms of office of the  executive  officers and directors of the Company are:

Name and Address           Age              Office                              Term Expires(1)
----------------           ---              ------                              ------------

Luke R. Schmieder           61              President, Chief Executive          2004
12100 West Sixth Avenue                     Officer, Treasurer and
Lakewood, Colorado                          Director

Steven W. Peterson          47              Vice President-Finance,             2004
12100 West Sixth Avenue                     Chief Financial and Chief
Lakewood, Colorado                          Accounting Officer and
                                            Secretary

Paul D. Duke                62              Director                            2004
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell          74              Director (2)(3)                     2004
12100 West Sixth Avenue
Lakewood, Colorado

Michael T. Brooks            55             Director (2)(3)                     2004
12100 West Sixth Avenue
Lakewood, Colorado

(1)  The term of office of each officer of the Company is at the  discretion  of the Board of Directors.
(2)  Audit Committee member.
(3)  Compensation Committee member.

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

     The small  business  issuer has adopted a code of ethics,  which applies to all employees and directors of the Company including its Chief Executive Officer and its Chief Financial Officer.  The text of this code of ethics is included as an exhibit to this annual report. The Board of Directors has determined that Mr.
H.  Stuart  Campbell,  who is Chairman  of the Audit  Committee,  is a financial expert.  Over his career,  Mr.  Campbell  has served in  positions  of top level corporate  leadership for both large public  companies and private  companies of similar size and structure to our own company.  Mr.  Campbell has also served as
Audit Committee Chairman of at least one other publicly held company.

     Based  solely  upon  a  review  of  Forms  3 and 4 and  amendments  thereto furnished  to the  Company  pursuant to  ss.240.16a-3(e)  during its most recent fiscal year and Forms 5 and  amendments  thereto  furnished  to the Company with respect to its most recent fiscal year, and any written  representation from the reporting  person  (as  hereinafter  defined)  that no Form 5 is  required,  the
Company is not aware of any person who, at any time during the fiscal year,  was a director,  officer,  beneficial owner of more than ten percent of any class of equity  securities  of the  Company  registered  pursuant  to  Section 12 of the
Exchange Act  ("reporting  person"),  that failed to file on a timely basis,  as disclosed in the above Forms,  reports required by Section 16(a) of the Exchange
Act during the most recent fiscal year or prior fiscal years.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table, and its accompanying  explanatory footnotes,  includes annual and long-term  compensation  information on the Company's Chief Executive
Officer and Chief  Financial  Officer for  services  rendered in all  capacities during the fiscal years ended March 31, 2004, March 31, 2003 and March 31, 2002.
No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 2004 in excess of $100,000.

                                            SUMMARY COMPENSATION TABLE

 Name and Principal Position      Fiscal Year            Salary           Bonus(1)        Options Granted          Other Comp

 L. Schmieder, CEO                  2004                $118,514          $23,744                 4,000             $3,540
                                    2003                $113,885          $19,066                 4,000             $3,742
                                    2002                $108,985          $11,928                 4,000             $3,100

 S. Peterson, CFO                   2004                $ 87,928          $19,021                 4,000             $3,125
                                    2003                $ 84,528          $16,228                 4,000             $2,824
                                    2002                $ 80,190          $ 9,619                 6,000             $2,628

(1)  Reflects  bonus earned in fiscal  year,  but paid in the  following  fiscal year.

     The following  summary table sets forth  information  concerning  grants of stock  options made during the fiscal year ended March 31, 2004 to the Company's
Chief Executive Officer and Chief Financial Officer.

                                         Option Grants in Last Fiscal Year
                                         ---------------------------------

                          Percent of Total
                  Options  Options Granted                  Exercise         Expiration
Name              Granted  in Fiscal Year                     Price             Date
----              -------  --------------                   --------         -----------

L. Schmieder      4,000             5%                       $7.00            June 18, 2013
S. Peterson       4,000             5%                       $7.00            June 18, 2008
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

     On June 19, 2003,  Mr. Brooks and Mr.  Campbell,  outside  directors,  were granted options to purchase 4,000 shares of common stock at $7.00 per share. Mr.
Duke, a director who retired from his position as an executive  officer in March
2002,  was  granted  4,000  shares  of  common  stock at $7.00  per  share.  Mr.
Schmieder,  the Company's  inside director was granted options to purchase 4,000 shares of common stock at a price of $7.00 per share.

     Currently,  all outside  directors  receive cash compensation of $1,000 for each Board of Directors or committee  meeting  attended in person,  and $300 for each Board of Directors or committee meeting attended by teleconference.

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

     As of March 31,  2004,  options to purchase a total of 265,070  shares were outstanding,  at exercise prices ranging from $3.75 to $9.20 per share. Further, as of March 31,  2004,  options to  purchase  an  aggregate  of  139,100  shares remained  available for grant under the Company's  stock option plans.  The plan adopted in September  1984 was terminated  effective June 1, 1993.  Options were granted  during the fiscal year ended March 31, 2004,  pursuant to the Company's incentive  stock option  plans,  to each of the  Company's  executive  officers.
Options to purchase  4,000 shares at $7.00 per share were granted to Mr.  Steven
W. Peterson,  Vice  President-Finance.  Mr. Luke R.  Schmieder,  President,  was
granted options to purchase 4,000 shares at $7.00 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock owned  beneficially as of March 31, 2004 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's  officers and directors as a group.  This information gives effect to securities deemed  outstanding  pursuant to Rule 13d-3(d)(1) under the
Securities Exchange Act of 1934, as amended. As far as is known to management of the  Company,  no  person  owns  beneficially  more  than  five  percent  of the outstanding  shares of common  stock as of March  31,  2004  except as set forth below.

                                           Amount and                    Percentage of
Name of Beneficial                          Nature of                   Class Benefi-
      Owner                              Beneficial Owner                 cially Owned
----------------------                   ----------------               --------------
Luke R. Schmieder (1)                      344,067                           11.2
Steven W. Peterson (1)                      60,064                            2.0
Paul D. Duke (1)                           111,966  (2)                       3.6
H. Stuart Campbell (1)                      82,000                            2.7
Michael T. Brooks (1)                       25,200  (3)                       0.8
FMR Corp. (6)                              297,600  (4)                       9.7

All officers and                          623,297   (5)                      20.1
directors as a group (5 in number)

(1)  The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)  Includes  10,500  shares which Mr. Duke has the right to acquire  within 60 days by exercise of stock options.
(3)  Includes  14,000 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(4)  Based upon  information  set forth in schedule 13G filed by FMR Corp.  with the Securities and Exchange  Commission  dated February 17, 2004.  Fidelity
     Management & Research Company  ("Fidelity"),  a wholly-owned  subsidiary of
     FMR Corp., is the beneficial  owner of 268,000 shares as a result of acting as investment advisor to several investment companies. The ownership by one investment  company,  Fidelity  Low-Priced Stock Fund,  amounted to 268,000 shares.  Mr.  Edward C.  Johnson  3d, FMR  Corp.,  through  its  control of
     Fidelity, and the aforementioned investment companies each has the power to dispose of the 268,000 shares.
(5)  Includes 24,500 shares which the officers and directors of the Company as a group  have the  right  to  acquire  within  60 days by  exercise  of stock options.
(6)  The business address is 82 Devonshire Street, Boston, MA 02109.

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

         (14.1)   Code of Ethics.

         (23)(i)  Consent of Ehrhardt Keefe Steiner & Hottman PC, independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-89808,
                  333-02074, 333-18161 and 333-48556) of their report dated April 28, 2004, included in the
                  Registrant's Report on Form 10-KSB for the fiscal year ended March 31, 2004.

        (31.1)    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

        (31.2)    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

        (32.1)    Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

        (32.2)    Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

        (b)       Reports on Form 8-K.  On February 5, 2004, the Registrant filed a Report on Form 8-K, under Item 7, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1.   AUDIT FEES

Ehrhardt  Keefe  Steiner & Hottman  PC's  fees for the  Company's  2003 and 2004 annual audits and reviews of the  Company's  quarterly  financial  statements or services  that are  normally  provided  by the  accountant  in  connection  with statutory or regulatory  filings or engagements were  approximately  $39,700 and
$57,750, respectively.

2.   AUDIT RELATED FEES

Ehrhardt Keefe Steiner & Hottman PC did not render any audit related services to the Company in 2003 and 2004.

3.   TAX FEES

Ehrhardt Keefe Steiner & Hottman PC's fees for tax  preparation  services to the
Company for 2003 and 2004 were approximately $8,800 and $7,500, respectively.

4.   ALL OTHER FEES

Ehrhardt Keefe Steiner & Hottman PC's fees for all other services to the Company for 2003 and 2004 were approximately $3,200 and $14,000,  respectively. The 2003 fees were for work performed on responses to Internal Revenue Service  inquiries
($1,500),  and advice on business development related issues ($1,700).  The 2004 fees were paid for a review of prior year tax preparation work.

5.   The Audit  Committee  approved all services  performed by Ehrhardt,  Keefe,
     Steiner & Hottman PC.

SIGNATURES
----------

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         MESA LABORATORIES, INC.
                                                   -----------------------------
                                                                      Registrant

Date: June 29, 2004                                    By:  /s/Luke R. Schmieder
      -------------                                -----------------------------
                                                    Luke R. Schmieder, President

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

          Name                                       Title                                 Date
          ----                                       -----                                 ----

/s/Luke R. Schmieder                President, Chief Executive Officer,                 June 29, 2004
----------------------------        Treasurer and Director                             --------------
Luke R. Schmieder

/s/Steven W. Peterson               Vice President, Finance, Chief Financial            June 29, 2004
-----------------------------        and Chief Accounting Officer and Secretary         -------------
Steven W. Peterson

/s/Paul D. Duke                     Director                                             June 29, 2004
-------------------------------                                                          -------------
Paul D. Duke

/s/H. Stuart Campbell               Director                                             June 29, 2004
-----------------------------                                                            --------------
H. Stuart Campbell

/s/Michael T. Brooks                Director                                             June 29, 2004
-----------------------------                                                            -------------
Michael T. Brooks

EXHIBITS INDEX
--------------

(14.1)   Code of Ethics.

(23)(i)  Consent of Ehrhardt Keefe Steiner & Hottman PC, independent public accountants, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-89808,
         333-02074, 333-18161 and 333-48556) of their report dated April 28, 2004, included in the
         Registrant's Report on Form 10-KSB for the fiscal year ended March 31, 2004.

(31.1)   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.