Form 10QSB
period 2004-06-30
MESA LABORATORIES INC /CO
filed 2004-08-16
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004
                                  -------------

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

     There were  3,073,982  shares of the Issuer's  common stock,  no par value, outstanding as of June 30, 2004.

ITEM 1. FINANCIAL STATEMENTS                                       FORM 10-QSB

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                             JUNE 30, 2004   MARCH 31, 2004
                                                    -----------      -----------
   CURRENT ASSETS
     Cash and Cash Equivalents ...............      $ 5,068,000      $ 4,670,000
     Short-term Investments ..................        2,059,000        2,098,000
     Accounts Receivable, Net ................        1,915,000        1,603,000
     Inventories .............................        2,090,000        2,099,000
     Prepaid Expenses and Other ..............          148,000          267,000
                                                    -----------      -----------

           TOTAL CURRENT ASSETS ..............       11,280,000       10,737,000

   PROPERTY, PLANT & EQUIPMENT, NET ..........        1,262,000        1,285,000

   OTHER ASSETS
     Goodwill and Other ......................        4,208,000        4,208,000
                                                    -----------      -----------

   TOTAL ASSETS ..............................      $16,750,000      $16,230,000
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

   CURRENT LIABILITIES
     Accounts Payable ........................      $   133,000      $   110,000
     Accrued Salaries & Payroll Taxes ........          323,000          409,000
     Other Accrued Expenses ..................           77,000           68,000
     Taxes Payable ...........................          255,000           70,000
                                                    -----------      -----------

     TOTAL CURRENT LIABILITIES ...............          788,000          657,000

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable ...........          189,000          189,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value ...........             --               --
     Common Stock, No Par Value;
      authorized 8,000,000 shares;
      issued and outstanding,
      3,073,982 shares (6/30/04)
      and 3,072,815 shares (3/31/04) .........        1,307,000        1,330,000
     Retained Earnings .......................       14,466,000       14,054,000
                                                    -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY ..............       15,773,000       15,384,000
                                                    -----------      -----------

     TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ......................      $16,750,000      $16,230,000
                                                    ===========      ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months    Three Months
                                                       Ended           Ended
                                                   June 30, 2004   June 30, 2003
                                                    -----------     -----------

Sales ..........................................    $ 2,539,000     $ 2,253,000
                                                    -----------     -----------

Cost of Goods Sold .............................        936,000         806,000
Selling, General & Administrative ..............        563,000         585,000
Research and Development .......................         94,000          68,000
Other (Income) and Expenses ....................        (15,000)        (13,000)
                                                    -----------     -----------
                                                      1,578,000       1,446,000
                                                    -----------     -----------

Earnings Before Income Taxes ...................        961,000         807,000

Income Taxes ...................................        336,000         284,000
                                                    -----------     -----------

Net Income .....................................    $   625,000     $   523,000
                                                    ===========     ===========

Net Income Per Share (Basic) ...................    $       .20     $       .17
                                                    ===========     ===========

Net Income Per Share (Diluted) .................    $       .20     $       .17
                                                    ===========     ===========

Average Common Shares Outstanding (Basic) ......      3,071,000       3,077,000
                                                    ===========     ===========

Average Common Shares Outstanding (Diluted) ....      3,171,000       3,158,000
                                                    ===========     ===========

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                     Three Months  Three Months
                                                        Ended          Ended
                                                    June 30, 2004  June 30, 2003
                                                     -----------    -----------
Cash Flows From Operating Activities:
 Net Income ......................................   $   625,000    $   523,000
 Depreciation and Amortization ...................        23,000         26,000
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable ...      (312,000)       366,000
    (Increase) Decrease in Inventories ...........         9,000         52,000
    (Increase) Decrease in Prepaid Expenses ......       119,000         93,000
    Increase (Decrease) in Accounts Payable ......        23,000        (28,000)
    Increase (Decrease) in Accrued Liabilities ...       108,000        108,000
                                                     -----------    -----------
Net Cash (Used) Provided by Operating
 Activities ......................................       595,000      1,140,000
                                                     -----------    -----------

Cash Flows From Investing Activities:
 (Increase) Decrease in Short-term Investments ...        39,000           --
 Capital Expenditures, Net of Retirements ........          --           (2,000)
                                                     -----------    -----------
Net Cash (Used) Provided by Investing Activities .        39,000         (2,000)
                                                     -----------    -----------

Cash Flows From Financing Activities:

 Dividends Paid ..................................      (154,000)          --
 Treasury Stock Purchases ........................       (94,000)      (321,000)
 Proceeds From Stock Options Exercised ...........        12,000          2,000
                                                     -----------    -----------
Net Cash (Used) Provided by Financing Activities .      (236,000)      (319,000)
                                                     -----------    -----------

Net Increase (Decrease) In Cash and Equivalents ..       398,000        819,000
                                                     -----------    -----------
Cash and Cash Equivalents at Beginning of Period .     4,670,000      4,761,000
                                                     -----------    -----------

Cash and Cash Equivalents at End of Period .......   $ 5,068,000    $ 5,580,000
                                                     ===========    ===========

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

     The  summary  of  the   Issuer's   significant   accounting   policies  are
incorporated by reference to the Company's annual report on Form 10KSB, at March
31, 2004.

     The  accompanying  unaudited  condensed  financial  statements  reflect all adjustments  which,  in the  opinion of  management,  are  necessary  for a fair presentation  of the results of operations,  financial  position and cash flows.
The results of the interim period are not necessarily  indicative of the results for the full year.

NOTE B.   STOCK BASED COMPENSATION

     The Company has stock based  compensation  plans,  which are described more fully in Note 7 of the Company's annual report on Form 10KSB, at March 31, 2004.
The Company has adopted the disclosure-only provisions of Statement of Financial
Accounting  Standards  No.  123,  "Accounting  for  Stock-Based   Compensation."
Accordingly,  no  compensation  cost has been  recognized  for the stock  option plans.  Had  compensation  cost  for  the  Company's  stock  option  plans  been determined  based on the fair value at the grant date for awards in fiscal  2005 and 2004  consistent  with the  provisions  of SFAS No. 123, the  Company's  net earnings and earnings  per share for the fiscal  first  quarter  would have been reduced to the pro forma amount indicated below:

                                                              June 30,
                                                     ---------------------------
                                                         2004            2003
                                                     -----------     -----------

Net income - as reported .......................     $   625,000     $   523,000
Net income - pro forma .........................     $   625,000     $   462,000
Income per diluted share - as reported .........     $       .20     $       .17
Income per diluted share - pro forma ...........     $       .20     $       .15

     The fair value of each option grant is estimated on the date of grant using the  Black-Scholes  option-pricing  model  with the  following  weighted-average assumptions  used for  grants:  dividend  yield  of N/A  (2005)  and 0%  (2004);
expected volatility of approximately N/A (2005) and 14% (2004); discount rate of
N/A (2005)and 3.0% (2004); and expected lives of 5 years.

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

                            Key Financial Indicators
                         For The Quarters Ended June 30,

                                  2004          2003          2002          2001
                              -----------    ----------    ----------    ----------

Cash and Investments ......   $ 7,127,000    $5,580,000    $4,163,000    $2,208,000

Trade Receivables .........   $ 1,933,000    $1,793,000    $1,819,000    $2,884,000
Days Sales Outstanding ....            63            68            73           116

Inventory .................   $ 2,090,000    $2,277,000    $2,421,000    $2,557,000
Inventory Turns ...........           1.8           1.4           1.3           1.2

Working Capital ...........   $10,492,000    $9,245,000    $7,405,000
Current Ratio .............          14:1          15:1          19:1          18:1

Average Return On:
  Stockholder Investment(1)          16.0%         14.3%         12.0%         14.0%
  Assets ..................          15.2%         13.7%         11.5%         13.3%
  Invested Capital (2) ....          28.3%         22.0%         16.4%         16.9%

Net Sales .................   $ 2,539,000    $ 2,253,000    $2,052,000    $2,060,000
Gross Profit ..............   $ 1,603,000    $ 1,447,000    $1,241,000    $1,266,000
Gross Margin ..............            63%            64%           60%           62%
Operating Income ..........   $   946,000    $   794,000    $  610,000    $  604,000
Operating Margin ..........            37%            35%           30%           29%
Net Profit ................   $   625,000    $   523,000    $  420,000    $  454,000
Net Profit Margin .........            25%            23%           20%           22%
Earnings Per Diluted
 Share ....................   $       .20    $       .17    $      .12    $      .13

Capital
 Expenditures(Net) ........   $       --     $     2,000    $   23,000    $    4,000

Head Count ................          48.5           47.5          49.5          53.5
Sales Per Employee ........   $   209,000    $   190,000    $  166,000    $  154,000

(1)  Average  return on  stockholder  investment is calculated by dividing total net  income  by the  average  of end of year and  beginning  of year  total stockholder's equity.

(2)  Average  return on  invested  capital  (invested  capital = total  assets -
     current  liabilities - cash and  short-term  investments)  is calculated by dividing  total net income by the average of end of year and  beginning  of year invested capital.

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

Results of Operations

Net Sales

     Net sales for the first  quarter of fiscal 2005  increased  13 percent from fiscal 2004. In real dollars,  net sales of $2,539,000 in fiscal 2005  increased
$286,000 from $2,253,000 in 2004.

     Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration  of product  is  usually a key  component  of the  customer's  own quality system and many of our customers operate in regulated  industries,  such as food processing or medical and  pharmaceutical  processing.  For this reason, these  revenues tend to be fairly  stable and grow slowly over time.  During the first  quarter of fiscal  years 2005 and 2004 our  Company had parts and service revenue of $726,000 and $643,000.  As a percentage of total  revenue,  parts and service revenues were 29% in 2005 and 29% in 2004.

     The  performance  of new product  sales is  dependent  on several  factors, including general economic  conditions in the United States and abroad,  capital spending trends and the  introduction of new products.  Over the past two fiscal years,  general  economic  conditions  have been  starting to improve,  and more recently,  capital spending has also begun to improve.  New products released to the market over the past two fiscal years  include the  Datatrace  Micropack III temperature loggers during the middle of fiscal 2003 and the Datatrace Micropack
III humidity and pressure  loggers at the end of fiscal 2004. All three loggers, temperature,  humidity and  pressure,  utilize a common PC Interface  system and operating  software.  For this reason, we believe that some customer  purchasing decisions  were probably  delayed into fiscal 2005, as those  customers  awaited introduction  of the humidity and  pressure  loggers.  For fiscal years 2005 and
2004 product sales for our company were $1,813,000 and $1,610,000.

     Over the fiscal first quarter,  our medical  revenues  increased 13 percent compared to the prior period.  This increase was due to higher sales  throughout all of our product and service.  The smallest sales gain was  experienced by our line of hand-held dialysate meters. Currently,  research and development efforts are in process to further enhance this line of products.

     During the fiscal first quarter,  sales of the Datatrace  brand of products increased  six  percent  over the  prior  year.  At the end of fiscal  2004,  we released our latest  version of user  software and shipped  initial units of the
Micropack  III humidity and pressure  loggers to  customers.  These new products will allow  customers  who measure more than one  parameter in their  process to program and retrieve  data from the same PC Interface  device.  During April the company began  introduction of its new 4-20 milliamp logger.  This user scalable logging  device is completely  new and will allow users to log the 4-20 milliamp output of various fixed monitors within their process and correlate that data to the  product  data  collected  by our  loggers.  In this way the user may  bring additional  data  parameters  into  their  analysis  without  compromising  data integrity as required by various regulatory bodies.

     During the fiscal first  quarter,  sales of the Nusonics line of ultrasonic fluid measurement systems increased by 66 percent. This is a continuation of the increasing  sales  trend  begun  last  fiscal  year,  but at this time  Nusonics products still contribute less than 10 percent of our total sales.

Cost of Sales

     Cost of sales as a percent  of net sales  during the first  fiscal  quarter increased  1.1 percent  from fiscal 2004 to 36.9  percent.  Most of our products enjoy gross margins in excess of 55%. Due to the fact that the dialysis products have sales  concentrations  to several  companies  that maintain large chains of treatment  centers,  the  products  that are sold to the renal market tend to be slightly more price sensitive than the data logging products.  Therefore, shifts in product mix toward  higher sales of Datatrace  logging  products will tend to produce  lower cost of good sold expense and higher gross  margins  while shifts toward  higher  sales of medical  products  will  normally  produce the opposite effect on cost of goods sold expense and gross margins.

     Over the current fiscal  quarter,  our Company  experienced a higher growth rate in its medical sales,  which led to a slight increase in cost of goods sold expense as a percent of sales compared to the prior year period.  In addition we saw an increase in Datatrace  export sales,  which are sold at a discount to the company's international distributors and produce a lower gross margin.

Selling, General and Administrative

     General and administrative expenses tend to be fairly fixed and stable from year-to-year.  To the  greatest  extent  possible,  we  work at  containing  and minimizing these costs. Total  administrative costs were $244,000 for the fiscal first quarter and $235,000 in the prior year quarter,  which represents a $9,000 or four percent  increase from fiscal 2004 to fiscal 2005.  Higher  compensation costs and  auditor's  fees during the quarter  were  off-set by lower  personnel recruiting fees.

     Our selling and marketing costs tend to be far more variable in relation to sales,  although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international  sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be  higher as a percent  of sales  due to higher  advertising  costs and
sales  training  programs.   Our  Company's   international  sales  are  usually
discounted  and recorded at the net  discounted  price,  so that a change in mix between  international  and domestic  sales may  influence  sales and  marketing costs.  One other major  influence  on sales and  marketing  costs is the mix of domestic  medical sales to all other domestic sales.  Domestic medical sales are made by  direct  telemarketing  representatives,  which  gives  us a lower  cost structure,  when  compared  to the  independent  representative  sales  channels utilized by our other products.

     In dollars,  selling  costs were  $319,000 in the first fiscal  quarter and
$350,000 in the same prior year  quarter.  As a percent of sales,  selling  cost were 12.6% in the current  quarter and 15.5% in the prior year  quarter.  During the current fiscal quarter, most of the decrease in selling expense was due to a decrease in costs associated with the Datatrace logging  products.  Part was due to  decreased  commissions  due to a higher mix of  international  sales and the remainder  was due to lower  advertising  expense.  The decrease in  advertising expense  was due to lower new  advertising  development  costs and the timing of trade shows which will be attended during the next quarter.

Research and Development

     Company  sponsored  research and  development  cost was $94,000  during the first  fiscal  quarter and  $68,000  during the  previous  year  period.  We are currently  trying to execute a strategy  of  increasing  the flow of  internally developed  products.  This  strategy  has  led to the  introduction  of two  new
Datatrace  logging products in fiscal 2004 and a third Datatrace logging product early in fiscal 2005.  Work has also begun on a new  generation of our dialysate meter line of products.  This has led to the increased  research and development spending during the current quarter.

Net Income

     Net income  increased 20 percent to $625,000 or $.20 per share on a diluted basis during the quarter from  $523,000 or $.17 per share on a diluted  basis in the previous year period. Net income growth was due primarily to the increase in revenues and were further helped by the decrease in sales and marketing costs.

Liquidity and Capital Resources

     On June 30, 2004, we had cash and short term investments of $7,127,000.  In addition,  we had other current  assets  totaling  $4,153,000  and total current assets of  $11,280,000.  Current  liabilities of our Company were $788,000 which resulted in a current ratio of 14:1.

     Our  Company  has made no  capital  acquisitions  during  the first  fiscal quarter.  We have instituted a program to repurchase up to 300,000 shares of our outstanding  common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing  prices or in  negotiated  transactions off the market.  Shares  purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback  program.  Most of our stock buybacks have occurred  during periods when the price to earnings  multiple has been near  historical low points,  or during times when selling activity in the stock is out of balance with buying demand.

     On November 12, 2003 our Board of  Directors  instituted a policy of paying regular quarterly dividends.  On June 15, 2004, a quarterly dividend of $.05 per common share was paid to shareholders of record on June 1, 2004.

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

     The Company does not currently  maintain a line of credit or any other form of debt.  Nor does the  Company  guarantee  the debt of any  other  entity.  The
Company has maintained a long history of surplus cash flow from operations. This surplus  cash  flow has been  used in the past to fund  acquisitions  and  stock buybacks  and is  currently  being  partially  utilized  to  fund  our  on-going dividend.  If  interesting  candidates  come to our  attention,  we may chose to pursue new acquisitions.

Contractual Obligations

     At June 30, 2004 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory,  which would be payable in less than one year.

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
the impacts of unusual  items  resulting  from ongoing  evaluations  of business strategies;  and changes in business strategy.  We do not intend to update these forward looking statements. You are advised to review the "Additional Cautionary
Statements"  provided in our  Company's  most recent Form 10-KSB filing with the
SEC for more information  about risks that could affect the financial results of
Mesa Laboratories, Inc.

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

PART II-OTHER INFORMATION

ITEM 2. Changes in  securities,  use of proceeds and issuer  purchases of equity Securities

     We made the following repurchases of our common stock, by month, within the first quarter of the fiscal year covered by this report:

                                                      Total Share Purchased     Remaining Shares
                             Shares       Avg. Price   as Part of Publicly        to Purchase
                           Purchased        Paid          Announced Plan           Under Plan
                           ---------       -------        --------------           ----------

         April 1-30, 2004     9,000        $  9.83             62,674                 237,326
         May 1-31, 2004          93        $  9.79             62,767                 237,233
         June 1-301, 2004       500        $ 10.01             63,267                 236,733
                            -------        -------
         Total First Quarter  9,593        $  9.84

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

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     b)   Reports on Form 8-K:

     On May 18, 2004, we furnished a report on Form 8-K under Item 9, Regulation
FD  Disclosure,  to  announce  that we issued a press  release  on May 17,  2004 announcing  preliminary  results for the fourth  quarter  period ended March 31,
2004, and filed under Item 7, Financial  Statements and Exhibits,  a copy of the press release dated May 17, 2004.

                             MESA LABORATORIES, INC.

                                  JUNE 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

         MESA LABORATORIES, INC.
         -----------------------
                  (Issuer)

         DATED:  August 16, 2004                BY: /s/  Luke R. Schmieder
                -----------------                   -----------------------
                                                    Luke R. Schmieder
                                                    President, Chief Executive Officer,
                                                    Treasurer and Director

         DATED:  August 16, 2004                BY: /s/  Steven W. Peterson
                -----------------                   ------------------------
                                                    Steven W. Peterson
                                                    Vice President-Finance, Chief
                                                    Financial and Accounting Officer and
                                                    Secretary