Form 10QSB
period 2004-09-30
MESA LABORATORIES INC /CO
filed 2004-11-09
CIK 724004

                                        Form 10-QSB

                          U.S. Securities and Exchange Commission

                                   Washington, D.C. 20549

                                        Form 10-QSB

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 2004
                                                    ------------------

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

            There were  3,079,548  shares of the Issuer's common stock, no par value, outstanding as of September 30, 2004.

ITEM 1. FINANCIAL STATEMENTS                                                  FORM 10-QSB
        --------------------

                                  MESA LABORATORIES, INC.
                                       BALANCE SHEETS
                                        (UNAUDITED)

ASSETS                                               SEPT 30, 2004           MARCH 31, 2004
------                                               -------------           --------------

   CURRENT ASSETS
     Cash and Cash Equivalents                        $ 5,534,000             $ 4,670,000
     Short-term Investments                             1,987,000               2,098,000
     Accounts Receivable, Net                           1,530,000               1,603,000
     Inventories                                        2,043,000               2,099,000
     Prepaid Expenses and Other                           300,000                 267,000
                                                      -----------             -----------
        TOTAL CURRENT ASSETS                           11,394,000              10,737,000

   PROPERTY, PLANT & EQUIPMENT, NET                     1,243,000               1,285,000

   OTHER ASSETS
     Goodwill and Other                                 4,208,000               4,208,000
                                                      -----------             -----------

   TOTAL ASSETS                                       $16,845,000             $16,230,000
                                                      ===========             ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   CURRENT LIABILITIES
     Accounts Payable                                 $   120,000             $   110,000
     Accrued Salaries & Payroll Taxes                     342,000                 409,000
     Other Accrued Expenses                                84,000                  68,000
     Taxes Payable                                         43,000                  70,000
                                                      -----------             -----------
   TOTAL CURRENT LIABILITIES                              589,000                 657,000

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable                        189,000                 189,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value                              -                       -
     Common Stock, No Par Value;
      authorized 8,000,000 shares;
      issued and outstanding,
      3,079,548 shares (9/30/04)
      and 3,072,815 shares (3/31/04)                    1,306,000               1,330,000
     Retained Earnings                                 14,761,000              14,054,000
                                                      -----------             -----------
   TOTAL STOCKHOLDERS' EQUITY                          16,067,000              15,384,000
                                                      -----------             -----------

   TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                               $16,845,000             $16,230,000
                                                      ===========             ===========

                                  MESA LABORATORIES, INC.
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                    Three Months            Three Months
                                                        Ended                   Ended
                                                   Sept. 30, 2004          Sept. 30, 2003
                                                   --------------          --------------

Sales                                                 $2,337,000              $2,276,000
                                                      ----------              ----------

Cost of Goods Sold                                       886,000                 902,000
Selling, General & Administrative                        556,000                 479,000
Research and Development                                  76,000                  83,000
Other (Income) and Expenses                              (22,000)                (11,000)
                                                      ----------              ----------
                                                       1,496,000               1,453,000
                                                      ----------              -----------

Earnings Before Income Taxes                             841,000                 823,000

Income Taxes                                             293,000                 295,000
                                                      ----------              ----------

Net Income                                            $  548,000              $  528,000
                                                      ==========              ==========

Net Income Per Share (Basic)                          $      .18              $      .17
                                                      ==========              ==========

Net Income Per Share (Diluted)                        $      .17              $      .17
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,072,000               3,052,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,176,000               3,180,000
                                                      ==========              ==========

                                  MESA LABORATORIES, INC.
                                  STATEMENTS OF OPERATIONS
                                        (UNAUDITED)

                                                     Six Months              Six Months
                                                        Ended                   Ended
                                                   Sept. 30, 2004          Sept. 30, 2003
                                                   --------------          --------------

Sales                                                 $4,876,000              $4,529,000
                                                      ----------              ----------

Cost of Goods Sold                                     1,822,000               1,708,000
Selling, General & Administrative                      1,118,000               1,064,000
Research and Development                                 170,000                 150,000
Other (Income) and Expenses                              (37,000)                (23,000)
                                                      ----------              ----------
                                                       3,073,000               2,899,000
                                                      ----------              -----------

Earnings Before Income Taxes                           1,803,000               1,630,000

Income Taxes                                             629,000                 578,000
                                                      ----------              ----------

Net Income                                            $1,174,000              $1,052,000
                                                      ==========              ==========

Net Income Per Share (Basic)                          $      .38              $      .34
                                                      ==========              ==========

Net Income Per Share (Diluted)                        $      .37              $      .33
                                                      ==========              ==========

Average Common Shares Outstanding (Basic)              3,072,000               3,066,000
                                                      ==========              ==========

Average Common Shares Outstanding (Diluted)            3,167,000               3,167,000
                                                      ==========              ==========

                                  MESA LABORATORIES, INC.
                                  STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                       Six Months             Six Months
                                                         Ended                  Ended
                                                     Sept. 30, 2004         Sept. 30, 2003
                                                     --------------         --------------
Cash Flows From Operating Activities:
 Net Income                                             $1,174,000            $1,052,000
 Depreciation and Amortization                              47,000                51,000
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable              73,000               561,000
    (Increase) Decrease in Inventories                      56,000               121,000
    (Increase) Decrease in Prepaid Expenses                (33,000)               76,000
    Increase (Decrease) in Accounts Payable                 10,000               (21,000)
    Increase (Decrease) in Accrued Liabilities             (78,000)              (68,000)
                                                        ----------            ----------
Net Cash Provided by Operating
 Activities                                              1,249,000             1,772,000
                                                        ----------            ----------

Cash Flows From Investing Activities:
 (Increase) Decrease in Short-term Investments             111,000                     -
 Capital Expenditures, Net of Retirements                   (5,000)              (16,000)
                                                        ----------            ----------
Net Cash (Used) Provided by Investing Activities           106,000               (16,000)
                                                        ----------            ----------

Cash Flows From Financing Activities:
 Dividends Paid                                          (308,000)                     -

 Treasury Stock Purchases                                 (252,000)             (517,000)
 Proceeds From Stock Options Exercised                      69,000                20,000
                                                        ----------            ----------
Net Cash (Used) Provided by Financing Activities          (491,000)             (497,000)
                                                        ----------            ----------

Net Increase (Decrease) In Cash and Equivalents            864,000             1,259,000
                                                        ----------            ----------

Cash and Cash Equivalents at Beginning of Period         4,670,000             4,761,000
                                                        ----------            ------------

Cash and Cash Equivalents at End of Period              $5,534,000            $6,020,000
                                                        ==========            ==========

                                  MESA LABORATORIES, INC.
                               NOTES TO FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2004 AND 2003

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
would have been reduced to the pro forma amounts indicated below:

                                               Three Months Ended     Six Months Ended
                                                 September 30,          September 30,
                                              --------------------  ---------------------
                                                 2004       2003       2004      2003
                                              ---------  ---------  ---------- ----------

      Net income - as reported                $ 548,000  $ 528,000  $1,174,000 $1,052,000
      Less:  Total stock based employee
      compensation expense determined under
      fair value based method for all awards,
      Net of related tax effects              $  68,000  $       -  $   68,000 $   62,000
      Net income - pro forma                  $ 480,000  $ 528,000  $1,106,000 $  990,000

      Income per basic share - as reported    $     .18  $     .17  $      .38 $      .34
      Income per basic share - pro forma      $     .16  $     .17  $      .36 $      .32
      Income per diluted share - as reported  $     .17  $     .17  $      .37 $      .33
      Income per diluted share - pro forma    $     .15  $     .17  $      .35 $      .31

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions  used for  grants:  dividend  yield of 3.59%  (2005)  and 0% (2004);
expected volatility of approximately 19% (2005) and 14% (2004); discount rate of
3.74% to 4.62% (2005)and 3.0% (2004); and expected lives of 5 to 10 years.

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

                                  Key Financial Indicators
                            For The Six Month Ended September 30,

                                   2004        2003        2002        2001
                                   ----        ----        ----        ----

      Cash and Investments    $7,521,000  $6,020,000  $4,684,000  $2,295,000

      Trade Receivables       $1,553,000  $1,686,000  $2,043,000  $2,786,000
      Days Sales Outstanding          58          62          72         112

      Inventory               $2,043,000  $2,208,000  $2,487,000  $2,464,000
      Inventory Turns                1.8         1.6         1.4         1.5

      Working Capital        $10,804,000  $9,607,000  $9,017,000  $7,173,000
      Current Ratio                 19:1        20:1        16:1        15:1

      Average Return On:
        Stockholder Investment(1)   14.9%       14.2%       15.1%       16.9%
        Assets                      14.2%       13.7%       14.3%       16.0%
        Invested Capital (2)        26.8%       22.2%       21.1%       20.4%

      Net Sales               $4,876,000  $4,529,000  $4,484,000  $4,729,000
      Gross Profit            $3,055,000  $2,821,000  $2,794,000  $2,892,000
      Gross Margin                    63%         62%         62%         61%
      Operating Income        $1,766,000  $1,607,000  $1,590,000  $1,573,000
      Operating Margin                36%         36%         36%         33%
      Net Profit              $1,174,000  $1,052,000  $1,081,000  $1,104,000
      Net Profit Margin               24%         23%         24%         23%
      Earnings Per Diluted
       Share                  $      .37  $      .33  $      .32  $      .32

      Capital
       Expenditures(Net)      $    5,000  $   16,000  $   56,000  $    6,000

      Head Count                    47.5        47.5        46.5        52.5
      Sales Per Employee      $  205,000  $  191,000  $  193,000  $  180,000
       (Annualized)

(1)  Average  return on  stockholder  investment is calculated by dividing total net  income by the  average of end of period  and  beginning  of year total stockholder's equity.

(2)  Average  return on  invested  capital  (invested  capital = total  assets -
     current  liabilities - cash and  short-term  investments)  is calculated by dividing  total net income by the average of end of period and beginning of year invested capital.

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

Results of Operations

Net Sales

Net sales for the second  quarter of fiscal 2005  increased  three  percent from fiscal 2004. In real dollars,  net sales of $2,337,000 in fiscal 2005  increased
$61,000 from $2,276,000 in 2004.

Net sales for the first six months of fiscal 2005  increased  eight percent from fiscal 2004. In real dollars,  net sales of $4,876,000 in fiscal 2005  increased
$347,000 from $4,529,000 in 2004.

Our revenues come from two main  sources,  which  include  product  revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration  of product  is  usually a key  component  of the  customer's  own quality system and many of our customers operate in regulated  industries,  such as food processing or medical and  pharmaceutical  processing.  For this reason, these  revenues tend to be fairly  stable and grow slowly over time.  During the six  months of fiscal  years  2005 and 2004 our  Company  had parts and  service revenue of $1,414,000 and  $1,317,000.  As a percentage of total revenue,  parts and service revenues were 29% in 2005 and 29% in 2004.

The performance of new product sales is dependent on several factors,  including general  economic  conditions in the United States and abroad,  capital spending trends and the  introduction  of new  products.  Over the past two fiscal years, general economic conditions have been starting to improve,  and capital spending has also been improving.  New products  released to the market over the past two fiscal years include the Datatrace  Micropack III temperature loggers during the middle of fiscal 2003 and the  Datatrace  Micropack  III  humidity  and pressure loggers at the end of fiscal 2004. All three loggers, temperature,  humidity and pressure,  utilize a common PC Interface system and operating software. For this reason, we believe that some customer purchasing decisions were probably delayed into fiscal 2005, as those  customers  awaited  introduction of the humidity and pressure loggers. For the first six months of fiscal years 2005 and 2004 product sales for our company were $3,462,000 and $3,212,000.

Over the fiscal  second  quarter and six month  periods,  our  medical  revenues increased 14 percent 13 percent compared to the prior periods. This increase was due to higher sales of meters,  solutions and service.  Currently,  research and development efforts are in process to further enhance this line of products.

During the fiscal second quarter and six month  periods,  sales of the Datatrace brand of products  decreased  four  percent for the  quarter and  increased  two percent over the prior year.  At the end of fiscal 2004,  we released our latest version of user software and shipped initial units of the Micropack III humidity and pressure  loggers to customers.  These new products will allow customers who measure more than one  parameter in their  process to program and retrieve  data from the same PC Interface device.  During April the company began  introduction of its new 4-20 milliamp logger. This user scalable logging device is completely new and will  allow  users to log the 4-20  milliamp  output  of  various  fixed monitors  within  their  process and  correlate  that data to the  product  data collected  by our  loggers.  In this  way the  user may  bring  additional  data parameters into their analysis without  compromising  data integrity as required by various regulatory bodies.

During the fiscal second  quarter and six month  periods,  sales of the Nusonics line of  ultrasonic  fluid  measurement  systems  decreased  by 26  percent  and increased  by nine  percent  compared to the prior year  periods.  At this time,
Nusonics products still contribute less than 10 percent of our total sales.

Cost of Sales

Cost of sales as a  percent  of net  sales  during  the  second  fiscal  quarter decreased 1.7 percent from fiscal 2004 to 37.9 percent. For the first six months of the  fiscal  year,  cost of sales as a  percent  of net sales  decreased  0.3 percent to 37.4 percent of sales.  Most of our products  enjoy gross  margins in excess  of  55%.  Due  to  the  fact  that  the  dialysis  products  have  sales concentrations  to several  companies  that  maintain  large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward  higher sales of Datatrace  logging  products  will tend to produce lower cost of good sold expense and higher gross  margins  while shifts  toward higher sales of medical  products will normally  produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced a higher growth rate in its medical sales which was off-set by a sharper  decline in Nusonics  products, which led to a slight  decrease  in cost of goods  sold  expense as a percent of sales compared to the prior year period.

Selling, General and Administrative

General  and  administrative  expenses  tend to be fairly  fixed and stable from year-to-year.  To the  greatest  extent  possible,  we  work at  containing  and
minimizing   these  costs.   In  the  second   quarter   increasing   costs  for
Sarbanes-Oxley  Act compliance and the timing of shareholder  relation  expenses for the Company's Annual Meeting have combined to increase  Administration costs at a higher rate. Total  administrative costs were $239,000 for the fiscal first quarter and $187,000 in the prior year quarter, which represents a $52,000 or 28 percent increase from fiscal 2004 to fiscal 2005.  Higher  shareholder  relation costs and auditor's  fees during the quarter  accounted for much of the increase during the quarter. For the first six months of the fiscal year,  administrative costs were  $483,000 and $422,000 in the prior year period,  which  represents a
$61,000 or 14 percent  increase  from fiscal 2004 to fiscal  2005.  Most of this increase was incurred during the current quarter.

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

In  dollars,  selling  costs were  $317,000  in the second  fiscal  quarter  and
$292,000 in the same prior year  quarter.  As a percent of sales,  selling  cost were  13.6% in the  current  quarter  and 12.8% in the prior  year  quarter.  In dollars,  selling  costs were  $635,000  in the first six months of the  current fiscal year and $642,000 in the same prior year  period.  As a percent of sales, selling  cost were  13.0% in the  current  period  and  14.2% in the prior  year period.  During the  current  fiscal  quarter,  most of the  increase in selling expense  was due to  increased  costs  associated  with  the  Datatrace  logging products and is specifically associated with increased advertising and promotion costs for those  products.  For the six month period,  sales and marketing costs were almost unchanged.

On October  11,  2004 Mr.  John  Sullivan,  Ph.D.,  took over the newly  created position  of Vice  President  of Sales and  Marketing.  John  brings 15 years of experience in various marketing management,  business unit management and merger and  acquisition  leadership  positions  at  Varian,  Inc.  to  Mesa  Labs.  His experience will be very  instrumental to our strategy of expanding sales through both product line and sales channel expansion,  as well as, through  acquisition of  complimentary  product  lines.  Due  to  the  hiring  of  John,  recruiting, compensation  and other  marketing  costs are  expected to  increase  during the second half of the current  fiscal year,  but at this time we cannot project how much of this cost may be off-set by higher revenues.

Research and Development

Company  sponsored  research and development  cost was $76,000 during the second fiscal  quarter and $83,000  during the previous year period.  For the first six months of the current fiscal year costs were $170,000  during the current period and compared to $150,000  during the prior year period.  While cost for research and development are up for the year-to-date,  the quarter costs were down due to decreased  consulting and material costs.  We are currently  trying to execute a strategy of increasing the flow of internally developed products.  This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third Datatrace  logging product early in fiscal 2005. Work has also begun on a new generation of our dialysate meter line of products.

Net Income

Net income  increased  four  percent to  $548,000 or $.17 per share on a diluted basis  during the second  quarter  from  $528,000 or $.17 per share on a diluted basis in the previous year period. Net income increased 12 percent to $1,174,000 or $.37 per  share on a diluted  basis for the  current  six month  period  from
$1,052,000 or $.33 per share on a diluted basis in the previous year period. Net income growth was due primarily to the increase in revenues.

Liquidity and Capital Resources

On September 30, 2004, we had cash and short term investments of $7,521,000.  In addition,  we had other current  assets  totaling  $3,873,000  and total current assets of  $11,394,000.  Current  liabilities of our Company were $589,000 which resulted in a current ratio of 19:1.

Our Company has made capital  acquisitions of $5,000 during the first six months of the current  fiscal year.  We have  instituted a program to  repurchase up to
300,000 shares of our outstanding  common stock.  Under the plan, the shares may be  purchased  from time to time in the open market at  prevailing  prices or in negotiated  transactions  off the market.  Shares purchased will be canceled and repurchases  will be made with existing cash reserves.  We do not maintain a set policy or schedule  for our buyback  program.  Most of our stock  buybacks  have occurred  during  periods  when the  price to  earnings  multiple  has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand.

On  November  12,  2003 our  Board of  Directors  instituted  a policy of paying regular quarterly dividends.  On June 15, 2004 and September 15, 2004, quarterly dividends of $.05 per common share were paid to  shareholders  of record on June
1, 2004 and September 1, 2004.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds,  short-term  treasuries and municipal  bonds.  All investments  are  fixed  dollar  investments  with  variable  rates  in order to minimize the risk of principal loss. In some cases, additional guarantees of the investment principal are provided in the form of bank letters of credit.

The Company  does not  currently  maintain a line of credit or any other form of debt. Nor does the Company  guarantee the debt of any other entity.  The Company has maintained a long history of surplus cash flow from operations. This surplus cash flow has been used in the past to fund  acquisitions and stock buybacks and is  currently  being  partially  utilized  to fund  our  on-going  dividend.  If interesting  candidates  come to our  attention,  we may  choose to  pursue  new acquisitions.

Contractual Obligations

At September 30, 2004 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory,  which would be payable in less than one year.

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
         -----------------------

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

PART II-OTHER INFORMATION
-------------------------

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity securities
        --------------------------------------------------------------------------------

We made the  following  repurchases  of our common stock,  by month,  within the second quarter of the fiscal year covered by this report:

                                              Total Share Purchased   Remaining Shares
                        Shares   Avg. Price   as Part of Publicly       to Purchase
                       Purchased    Paid        Announced Plan          Under Plan
                       ---------    ----        --------------          ----------
      July 1-31, 2004     11,000  $ 10.11           74,267                225,733
      Aug. 1-31, 2004      4,445  $ 10.12           78,712                221,288
      Sept. 1-30, 2004       100  $ 11.03           78,812                221,188
                         -------  -------
      Total Second Qtr.   15,545  $ 10.12

On June 19, 2003, the Board of Directors of Mesa  Laboratories,  Inc.  adopted a share  repurchase  plan  which  allows for the  repurchase  of up 300,000 of the company's common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

ITEM 6. Exhibits and reports on Form 8-K
        --------------------------------

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
      Sarbanes-Oxley Act of 2002
32.1  Certification of Chief Executive Officer Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002
32.2  Certification of Chief Financial Officer Pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K:

On August 13, 2004,  we furnished a report on Form 8-K under Item 9,  Regulation
FD  Disclosure,  to announce  that we issued a press  release on August 10, 2004 announcing preliminary results for the first quarter period ended June 30, 2004, and filed under Item 7, Financial  Statements and Exhibits,  a copy of the press release dated August 10, 2004.

                               MESA LABORATORIES, INC.

                                 SEPTEMBER 30, 2004

                                     SIGNATURES
                                     ----------

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

      MESA LABORATORIES, INC.
      -----------------------
            (Issuer)

      DATED:  November 9, 2004                 BY:  /s/Luke R. Schmieder
             -------------------                    ------------------------------------
                                                    Luke R. Schmieder
                                                    President, Chief Executive Officer,
                                                    Treasurer and Director

      DATED:  November 9, 2004                 BY:  /s/Steven W. Peterson
             -------------------                    -------------------------------------
                                                    Steven W. Peterson
                                                    Vice President-Finance, Chief
                                                    Financial and Accounting Officer and
                                                    Secretary