Form 10QSB
period 2004-12-31
MESA LABORATORIES INC /CO
filed 2005-02-14
CIK 724004

                                   Form 10-QSB

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2004

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

There  were  3,045,527  shares  of the  Issuer's  common  stock,  no par  value, outstanding as of December 31, 2004.

ITEM 1. FINANCIAL STATEMENTS                                  FORM 10-QSB

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS
                                   (UNAUDITED)

ASSETS                                              DEC 31, 2004    MARCH 31, 2004
                                                    -----------      -----------
   CURRENT ASSETS
     Cash and Cash Equivalents ...............      $ 4,675,000      $ 4,670,000
     Short-term Investments ..................        1,949,000        2,098,000
     Accounts Receivable, Net ................        1,595,000        1,603,000
     Inventories, Net ........................        2,056,000        2,099,000
     Prepaid Expenses and Other ..............          300,000          267,000
                                                    -----------      -----------

           TOTAL CURRENT ASSETS ..............       10,575,000       10,737,000

   PROPERTY, PLANT & EQUIPMENT, NET ..........        1,222,000        1,285,000

   OTHER ASSETS
     Goodwill and Other ......................        4,208,000        4,208,000
                                                    -----------      -----------

   TOTAL ASSETS ..............................      $16,005,000      $16,230,000
                                                    ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   CURRENT LIABILITIES
     Accounts Payable ........................      $   137,000      $   110,000
     Accrued Salaries & Payroll Taxes ........          375,000          409,000
     Other Accrued Expenses ..................           92,000           68,000
     Taxes Payable ...........................           59,000           70,000
                                                    -----------      -----------

     TOTAL CURRENT LIABILITIES ...............          663,000          657,000

   LONG TERM LIABILITIES
     Deferred Income Taxes Payable ...........          189,000          189,000

   STOCKHOLDERS' EQUITY
     Preferred Stock, No Par Value ...........             --               --
     Common Stock, No Par Value;
         authorized 8,000,000 shares;
         issued and outstanding,
         3,045,527 shares (12/31/04)
      and 3,072,815 shares (3/31/04) .........        1,082,000        1,330,000
     Retained Earnings .......................       14,071,000       14,054,000
                                                    -----------      -----------

     TOTAL STOCKHOLDERS' EQUITY ..............       15,153,000       15,384,000
                                                    -----------      -----------

     TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY ......................      $16,005,000      $16,230,000
                                                    ===========      ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    Three Months   Three Months
                                                        Ended          Ended
                                                    Dec. 31, 2004   Dec. 31, 2003
                                                    -----------     -----------

Sales ..........................................    $ 2,530,000     $ 2,200,000
                                                    -----------     -----------

Cost of Goods Sold .............................        965,000         838,000
Selling, General & Administrative ..............        630,000         524,000
Research and Development .......................         95,000          86,000
Other (Income) and Expenses ....................        (25,000)        (14,000)
                                                    -----------     -----------
                                                      1,665,000       1,434,000
                                                    -----------     -----------

Earnings Before Income Taxes ...................        865,000         766,000

Income Taxes ...................................        302,000         266,000
                                                    -----------     -----------

Net Income .....................................    $   563,000     $   500,000
                                                    ===========     ===========

Net Income Per Share (Basic) ...................    $       .18     $       .16
                                                    ===========     ===========

Net Income Per Share (Diluted) .................    $       .18     $       .16
                                                    ===========     ===========

Average Common Shares Outstanding (Basic) ......      3,052,000       3,049,000
                                                    ===========     ===========

Average Common Shares Outstanding (Diluted) ....      3,154,000       3,148,000
                                                    ===========     ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Nine Months     Nine Months
                                                      Ended           Ended
                                                  Dec. 31, 2004    Dec. 31, 2003
                                                    -----------     -----------

Sales ..........................................    $ 7,406,000     $ 6,729,000
                                                    -----------     -----------

Cost of Goods Sold .............................      2,786,000       2,546,000
Selling, General & Administrative ..............      1,748,000       1,588,000
Research and Development .......................        266,000         236,000
Other (Income) and Expenses ....................        (61,000)        (37,000)
                                                    -----------     -----------
                                                      4,739,000       4,333,000
                                                    -----------     -----------

Earnings Before Income Taxes ...................      2,667,000       2,396,000

Income Taxes ...................................        931,000         844,000
                                                    -----------     -----------

Net Income .....................................    $ 1,736,000     $ 1,552,000
                                                    ===========     ===========

Net Income Per Share (Basic) ...................    $       .57     $       .51
                                                    ===========     ===========

Net Income Per Share (Diluted) .................    $       .55     $       .50
                                                    ===========     ===========

Average Common Shares Outstanding (Basic) ......      3,065,000       3,046,000
                                                    ===========     ===========

Average Common Shares Outstanding (Diluted) ....      3,147,000       3,125,000
                                                    ===========     ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Nine Months    Nine Months
                                                       Ended          Ended
                                                    Dec. 31, 2004  Dec. 31, 2003
                                                     -----------    -----------
Cash Flows From Operating Activities:
 Net Income ......................................   $ 1,736,000    $ 1,551,000
 Depreciation and Amortization ...................        71,000         77,000
 Change in Assets and Liabilities-
    (Increase) Decrease in Accounts Receivable ...         8,000        780,000
    (Increase) Decrease in Inventories ...........        43,000        138,000
    (Increase) Decrease in Prepaid Expenses ......       (33,000)       (26,000)
    Increase (Decrease) in Accounts Payable ......        27,000        (31,000)
    Increase (Decrease) in Accrued Liabilities ...       (21,000)        30,000
                                                     -----------    -----------
Net Cash Provided by Operating
 Activities ......................................     1,831,000      2,519,000
                                                     -----------    -----------

Cash Flows From Investing Activities:
 Short-term Investments Purchased ................      (501,000)    (1,601,000)
 Short-term Investments Redeemed .................       650,000           --
 Capital Expenditures, Net of Retirements ........        (8,000)       (31,000)
                                                     -----------    -----------
Net Cash (Used) Provided by Investing Activities .       141,000     (1,632,000)
                                                     -----------    -----------

Cash Flows From Financing Activities:
 Dividends Paid ..................................    (1,101,000)      (616,000)
 Treasury Stock Purchases ........................      (976,000)      (667,000)
 Proceeds From Stock Options Exercised ...........       110,000        323,000
                                                     -----------    -----------
Net Cash (Used) Provided by Financing Activities .    (1,967,000)      (960,000)
                                                     -----------    -----------

Net Increase (Decrease) In Cash and Equivalents ..         5,000        (73,000)
                                                     -----------    -----------

Cash and Cash Equivalents at Beginning of Period .     4,670,000      4,761,000
                                                     -----------    -----------

Cash and Cash Equivalents at End of Period .......   $ 4,675,000    $ 4,688,000
                                                     ===========    ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003

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
earnings and earnings  per share for the fiscal third  quarter and  year-to-date would have been reduced to the pro forma amounts indicated below:

                                                Three Months Ended     Nine Months Ended
                                              --------------------  -----------------------
                                                   December 31,          December 31,
                                              --------------------  -----------------------
                                                  2004       2003       2004       2003
                                              ---------  ---------  ----------   ----------

 Net income - as reported                     $ 563,000  $ 500,000  $1,736,000   $1,552,000
 Less:  Total stock based employee
 compensation expense determined under
 fair value based method for all awards,
 Net of related tax effects                   $  33,000  $   8,000  $  101,000   $   70,000
 Net income - pro forma                       $ 530,000  $ 492,000  $1,635,000   $1,482,000

 Income per basic share - as reported         $     .18  $     .16  $      .57   $      .51
 Income per basic share - pro forma           $     .17  $     .16  $      .53   $      .49
 Income per diluted share - as reported       $     .18  $     .16  $      .55   $      .50
 Income per diluted share - pro forma         $     .17  $     .16  $      .52   $      .47

     The fair value of each option grant is estimated on the date of grant using the  Black-Scholes  option-pricing  model  with the  following  weighted-average assumptions  used for  grants:  dividend  yield of 3.6% to 3.9% (2005) and 0% to
2.0% (2004);  expected  volatility  of  approximately  19% to 29% (2005) and 14%
(2004);  discount  rate of 3.35% to 4.62%  (2005)and  3.0% (2004);  and expected lives of 5 to 10 years.

NOTE C.   NET INCOME PER COMMON SHARE

     Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.
Diluted net income per common share is computed  using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

     The following table presents a reconciliation  of the denominators  used in the computation of net income per common share-- basic and net income per common share-- diluted for the three and nine month periods ended December 31, 2004 and
2003:

                                          Three Months Ended     Nine Months Ended
                                         --------------------  -----------------------
                                              December 31,          December 31,
                                         --------------------  -----------------------
                                            2004       2003       2004         2003
                                         ---------   --------  ----------   ----------

  Net income available for shareholders   $563,000   $500,000  $1,736,000   $1,552,000

  Weighted avg. outstanding shares
   of common stock                       3,052,000  3,049,000   3,065,000    3,046,000
  Dilutive effect of stock options         102,000     99,000      82,000       79,000

  Common stock and equivalents           3,154,000  3,148,000   3,147,000    3,125,000

  Earnings per share:
  Basic                                    $   .18    $   .16   $     .57    $     .51
  Diluted                                  $   .18    $   .16   $     .55    $     .50

For the three months and nine months ended December 31, 2004 and 2003, no shares attributable to outstanding  stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common  shares,  and therefore their inclusion would have been anti-dilutive.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Mesa Laboratories, Inc. manufactures and distributes electronic measurement
systems  for  various  niche  applications,   including  renal  treatment,  food
processing,   medical   sterilization,   pharmaceutical   processing  and  other
industrial applications.  Our Company follows a philosophy of manufacturing high quality  products  and  providing  a high level of  on-going  service  for those products.  In order to optimize the  performance of our Company and to build the value of the Company for its  shareholders,  we continually  follow the trend of various key  financial  indicators.  A sample of some of the most  important  of these indicators is presented in the following table.

                                                    Key Financial Indicators
                                              For The Nine Months Ended December 31,
                                    --------------------------------------------------------------
                                       2004             2003              2002             2001
                                    ----------       ----------       -----------       ----------

         Cash and Investments       $6,624,000       $6,289,000        $4,226,000       $3,138,000

         Trade Receivables          $1,622,000       $1,541,000        $1,904,000       $2,115,000
         Days Sales Outstanding             57               60                73               85

         Inventory                  $2,057,000       $2,191,000        $2,496,000       $2,316,000
         Inventory Turns                   1.8              1.6               1.3              1.6

         Working Capital            $9,911,000       $9,655,000        $8,604,000       $7,588,000
         Current Ratio                    16:1             17:1              19:1             16:1

         Average Return On:
           Stockholder Investment(1)      15.2%            14.0%             14.8%            16.0%
           Assets                         14.4%            13.4%             15.3%            15.3%
           Invested Capital (2)           26.4%            22.1%             21.1%            20.3%

         Net Sales                  $7,406,000       $6,729,000        $6,681,000       $6,951,000
         Gross Profit               $4,620,000       $4,183,000        $4,198,000       $4,193,000
         Gross Margin                       62%              62%               63%              60%
         Operating Income           $2,606,000       $2,359,000        $2,361,000       $2,291,000
         Operating Margin                   35%              35%               35%              33%
         Net Profit                 $1,736,000       $1,552,000        $1,619,000       $1,587,000
         Net Profit Margin                  23%              23%               24%              23%
         Earnings Per Diluted
          Share                     $      .55       $      .50        $      .49       $      .46

         Capital
          Expenditures(Net)         $    8,000       $   31,000        $   56,000       $   14,000

         Head Count                       48.5             48.5              46.5             51.0
         Sales Per Employee         $  204,000       $  185,000        $  192,000       $  182,000
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

Results of Operations

Net Sales

     Net sales for the third  quarter of fiscal 2005  increased  15 percent from fiscal 2004. In real dollars,  net sales of $2,530,000 in fiscal 2005  increased
$330,000 from $2,200,000 in 2004.

     Net sales for the first nine  months of fiscal  2005  increased  10 percent from  fiscal  2004.  In real  dollars,  net sales of  $7,406,000  in fiscal 2005 increased $677,000 from $6,729,000 in 2004.

     Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration  of product  is  usually a key  component  of the  customer's  own quality system and many of our customers operate in regulated  industries,  such as food processing or medical and  pharmaceutical  processing.  For this reason, these  revenues tend to be fairly  stable and grow slowly over time.  During the nine  months of fiscal  years 2005 and 2004 our  Company  had parts and  service revenue of $2,085,000 and  $1,931,000.  As a percentage of total revenue,  parts and service revenues were 28% in 2005 and 29% in 2004.

     The  performance  of new product  sales is  dependent  on several  factors, including general economic  conditions in the United States and abroad,  capital spending trends and the  introduction of new products.  Over the past two fiscal years, general economic conditions and capital spending have been improving. New products  released  to the market  over the past two fiscal  years  include  the
Datatrace Micropack III temperature loggers during the middle of fiscal 2003 and the Datatrace  Micropack III humidity and pressure  loggers at the end of fiscal
2004. All three loggers, temperature, humidity and pressure, utilize a common PC
Interface system and operating  software.  For this reason, we believe that some customer  purchasing  decisions were probably delayed into fiscal 2005, as those customers  awaited  introduction of the humidity and pressure  loggers.  For the first nine months of fiscal  years 2005 and 2004  product  sales for our company were $5,321,000 and $4,798,000.

     Over the fiscal third quarter and nine month periods,  our medical revenues increased  eight  percent  and 12 percent  compared to the prior  periods.  This increase was due to higher sales of meters,  solutions  and service.  Currently, research and development  efforts are in process to further enhance this line of products.

     During the  fiscal  third  quarter  and nine  month  periods,  sales of the
Datatrace  brand of products  increased 20 percent for the quarter and increased eight percent over the prior year-to-date  period. At the end of fiscal 2004, we released our latest  version of user  software and shipped  initial units of the
Micropack  III humidity and pressure  loggers to  customers.  These new products will allow  customers  who measure more than one  parameter in their  process to program and retrieve  data from the same PC Interface  device.  During April the company began  introduction of its new 4-20 milliamp logger.  This user scalable logging  device is completely  new and will allow users to log the 4-20 milliamp output of various fixed monitors within their process and correlate that data to the product  data  collected  by our  loggers.  In this way,  the user may bring additional  data  parameters  into  their  analysis  without  compromising  data integrity as required by various regulatory bodies.

     During the  fiscal  third  quarter  and nine  month  periods,  sales of the
Nusonics line of ultrasonic fluid  measurement  systems  increased by 28 percent and 15 percent  compared  to the prior  year  periods.  At this  time,  Nusonics products still contribute less than 10 percent of our total sales.

Cost of Sales

     Cost of sales as a percent of net sales during the third fiscal quarter was unchanged  from  fiscal 2004 at 38.1  percent.  For the first nine months of the fiscal year,  cost of sales as a percent of net sales  decreased  0.2 percent to
37.6  percent of sales.  Most of our products  enjoy gross  margins in excess of
55%. Due to the fact that the dialysis  products  have sales  concentrations  to several companies that maintain large chains of treatment centers,  the products that are sold to the renal market tend to be slightly more price  sensitive than the data logging products.  Therefore, shifts in product mix toward higher sales of  Datatrace  logging  products  will tend to produce  lower cost of goods sold expense and higher gross  margins  while shifts  toward  higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

     Over the current fiscal  quarter,  our Company  experienced a higher growth rate in its  Datatrace  sales  which was  off-set  by an  increase  in  Nusonics products  sales,  which led to unchanged cost of goods sold expense as a percent of sales compared to the prior year period.

Selling, General and Administrative

     General and administrative expenses tend to be fairly fixed and stable from year-to-year.  To the  greatest  extent  possible,  we  work at  containing  and minimizing these costs. In the third quarter, increased recruiting costs for our new Vice  President of Sales and Marketing  position were  partially  off-set by lower Director and shareholder  relations expenses.  Total  administrative costs were  $257,000  for the fiscal  third  quarter  and  $236,000  in the prior year quarter, which represents a $21,000 or nine percent increase from fiscal 2004 to fiscal 2005. For the first nine months of the fiscal year,  administrative costs were $740,000 and $658,000 in the prior year period,  which represents a $82,000 or 12 percent  increase  from fiscal 2004 to fiscal 2005.  Most of this increase was incurred during the second quarter.

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

     In dollars,  selling  costs were  $373,000 in the third fiscal  quarter and
$288,000 in the same prior year  quarter.  As a percent of sales,  selling costs were  14.7% in the  current  quarter  and 13.1% in the prior  year  quarter.  In dollars,  selling costs were  $1,008,000 in the first nine months of the current fiscal year and $930,000 in the same prior year  period.  As a percent of sales, selling  costs  were  13.6% in the  current  period  and 13.8% in the prior year period.  During the current fiscal quarter and year-to-date  period, most of the increase  in selling  expense  was due to  increased  compensation  and  outside commission costs.

     On October 11, 2004 Mr. John Sullivan,  Ph.D.,  took over the newly created position  of Vice  President  of Sales and  Marketing.  John  brings 15 years of experience in various marketing management,  business unit management and merger and  acquisition  leadership  positions  at Varian,  Inc.  to our  Company.  His experience will be very  instrumental to our strategy of expanding sales through both product line and sales channel expansion,  as well as, through  acquisition of  complimentary  product  lines.  Due  to  the  hiring  of  John,  recruiting, compensation  and other  marketing  costs are  expected to  increase  during the second half of the current  fiscal year,  but at this time we cannot project how much of this cost may be off-set by higher revenues.

Research and Development

     Company  sponsored  research and  development  cost was $95,000  during the third fiscal quarter and $86,000 during the previous year period.  For the first nine months of the current fiscal year,  costs were $266,000  during the current period and compared to $236,000 during the prior year period. Costs for research and development are up for both the quarter and year-to-date, due to an increase in headcount in the current year compared to prior year. We are currently trying to execute a strategy of increasing the flow of internally  developed  products.
This strategy has led to the introduction of two new Datatrace  logging products in fiscal 2004 and a third Datatrace  logging product early in fiscal 2005. Work has also begun on a new generation of our dialysate meter line of products.

Net Income

     Net income  increased 13 percent to $563,000 or $.18 per share on a diluted basis  during the third  quarter  from  $500,000  or $.16 per share on a diluted basis in the previous year period. Net income increased 12 percent to $1,736,000 or $.55 per share on a diluted  basis for the  current  nine month  period  from
$1,552,000 or $.50 per share on a diluted basis in the previous year period. Net income growth was due primarily to the increase in revenues.

Liquidity and Capital Resources

     On December 31, 2004, we had cash and short term investments of $6,624,000.
In addition,  we had other current assets totaling  $3,951,000 and total current assets of  $10,575,000.  Current  liabilities of our Company were $663,000 which resulted in a current ratio of 16:1.

     Our Company has made capital  acquisitions  of $8,000 during the first nine months of the current fiscal year. We have instituted a program to repurchase up to 300,000 shares of our  outstanding  common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated  transactions  off the market.  Shares purchased will be canceled and repurchases  will be made with existing cash reserves.  We do not maintain a set policy or schedule  for our buyback  program.  Most of our stock  buybacks  have occurred  during  periods  when the  price to  earnings  multiple  has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand.

     On November 12, 2003 our Board of  Directors  instituted a policy of paying regular quarterly dividends.  On June 15, 2004 and September 15, 2004, quarterly dividends of $.05 per common share were paid to  shareholders  of record on June
1, 2004 and  September  1, 2004.  On  December  15,  2004,  a regular  quarterly dividend  of $.06 per  common  share and a special  dividend  of $.20 per common share was paid to  shareholders  of record on December 1, 2004.  For the current year, dividends paid have totaled $1,101,000, and the rates paid in December for the quarterly and special dividends  represent an increase of 20 and 33 percent, respectively, from the former rates.

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

Contractual Obligations

     At December 31, 2004 our only  contractual  obligations  were open purchase orders for routine  purchases of supplies and inventory,  which would be payable in less than one year.

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

     The above listing is not intended to be a comprehensive  list of all of our accounting  policies.  In many cases,  the accounting  treatment of a particular
transaction  is  specifically  dictated  by  accounting  principles,   generally
accepted in the United States of America, with no need for management's judgment in their  application.  There are also areas in which  management's  judgment in selecting  any  viable  alternative  would not  produce a  materially  different result.  See our audited  financial  statements and notes thereto which begin at
"Item 7.  Financial  Statements"  of the last Annual Report on Form 10-KSB which contain  accounting  policies  and  other  disclosures  required  by  accounting principles, generally accepted in the United States of America.

ITEM 4.  Controls and Procedures

a.   Evaluation  of Disclosure  Controls and  Procedures.  The  Company's  Chief
     Executive  Officer  and  Chief  Financial   Officer,   have  evaluated  the
     effectiveness of the Company's  disclosure controls and procedures (as such term is defined  in Rules  13a-14(c)  and  15d-14(c)  under the  Securities
     Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days prior to the filing  date of this  quarterly  report  (the  Evaluation
     Date).  Based on such evaluation,  such officers have concluded that, as of the Evaluation Date, the Company's  disclosure  controls and procedures are effective.

b.   There was no change in our internal  control over financial  reporting that occurred  during our quarter  ended  December 31, 2004 that has  materially affected,  or is  reasonably  likely to  materially  affect,  our  internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 2. Changes in  securities,  use of proceeds and issuer  purchases of equity
Securities

     We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report:

                                                 Total Shares Purchased   Remaining Shares
                             Shares   Avg. Price  as Part of Publicly       to Purchase
                           Purchased    Paid       Announced Plan            Under Plan
                           ---------   -------     --------------            ----------
         Oct. 1-31, 2004     29,444    $ 12.01         108,256                 191,744
         Nov. 1-30, 2004     25,683    $ 12.07         133,939                 166,061
         Dec. 1-31, 2004      5,157    $ 11.77         139,096                 160,904
                            -------    -------
         Total Third Qtr     60,284    $ 12.02

On June 19, 2003, the Board of Directors of Mesa  Laboratories,  Inc.  adopted a share  repurchase  plan  which  allows for the  repurchase  of up 300,000 of the company's common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

ITEM 4.  Submission of matters to a vote of securities holders

     The Annual Meeting of Shareholders of Mesa  Laboratories,  Inc. was held on
October 18, 2004.  Of the  3,072,403  Shares  entitled to vote,  2,659,068  were represented  either in person or by proxy.  Four Directors were elected to serve until the next Annual Meeting of Shareholders.

                  The four directors elected were:
                                              FOR                 WITHHELD
                                           ---------              --------
        Michael T. Brooks                  2,651,068                 8,000
        H. Stuart Campbell                 2,649,068                10,000
        Paul D. Duke                       2,567,232                91,836
        Luke R. Schmieder                  2,568,159                90,909

An amendment  to our 1999 Stock  Compensation  Plan  increasing  the  authorized number of shares of common  stock from  300,000 to 500,000  was  approved by the following vote.

                 FOR                       AGAINST                    ABSTAIN
                 ---                       -------                    -------
           1,963,205                        62,259                      9,020

ITEM 6. Exhibits and reports on Form 8-K

         a)       Exhibits:
31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1     Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2     Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       Reports on Form 8-K:

     On  November  2,  2004,  we  furnished  a report on Form 8-K under  Item 9,
Regulation FD Disclosure, to announce that we issued a press release on November
2, 2004  announcing  preliminary  results for the second  quarter  period  ended
September 30, 2004, and filed under Item 7, Financial Statements and Exhibits, a copy of the press release dated November 2, 2004.

                             MESA LABORATORIES, INC.

                                DECEMBER 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities  Exchange Act of 1934, the Issuer
has duly  caused  this  report  to be signed  on its  behalf by the  undersigned thereunto duly authorized.

         MESA LABORATORIES, INC.
                  (Issuer)

         DATED:  February 14, 2005                    BY:  /s/Luke R. Schmieder
                -------------------                        --------------------
                                                              Luke R. Schmieder
                                                              President, Chief Executive Officer,
                                                              Treasurer and Director

         DATED:  February 14, 2005                    BY:  /s/Steven W. Peterson
                -------------------                        ---------------------
                                                              Steven W. Peterson
                                                              Vice President-Finance, Chief
                                                              Financial and Accounting Officer and
                                                              Secretary