Form 10KSB/A
period 2004-03-31
MESA LABORATORIES INC /CO
filed 2005-04-22
CIK 724004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-KSB/A
                                 Amendment No. 1

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2004

Commission File Number 0-11740

                             MESA LABORATORIES, INC.
                      -------------------------------------
                 (Name of small business issuer in its charter)

            Colorado                                            84-0872291
            --------                                            -----------
(State or other jurisdiction of                              (I.R.S. Employer Identifica-
incorporation or organization)                                   tion Number)

   12100 West Sixth Avenue  Lakewood, Colorado                     80228
   -------------------------------------------                 ---------------
        (Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:  (303) 987-8000

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
incorporated  by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

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

                                EXPLANATORY NOTE

This  Amendment  No. 1 on Form  10-KSB/A to our Annual Report on Form 10-KSB for
the fiscal year ended March 31, 2004,  originally  filed with the Securities and
Exchange  Commission  on June 29,  2004,  amends Item 7  (Independent  Auditor's
Report)  and Item 8A  (Controls  and  Procedures)  of our Annual  Report on Form
10-KSB.  This Form  10-KSB/A is filed in response to comments  received from the
Division of Corporate Finance of the Securities and Exchange Commission. Consent
of our  independent  auditors is attached to this Form  10-KSB/A as Exhibit (23)
(i) and  certifications  from our Chief  Executive  Officer and Chief  Financial
Officer required by Sections 302 and 906 of the  Sarbanes-Oxley  Act of 2002 are
attached to this Form 10-KSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

ITEM 7.  FINANCIAL STATEMENTS.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Mesa Laboratories,  Inc. as of
March 31, 2004 and 2003,  and the results of its  operations  and its cash flows for the years then ended,  in conformity with  accounting  principles  generally accepted in the United States of America.

                                        /s/ Ehrhardt Keefe Steiner & Hottman PC
                                            Ehrhardt Keefe Steiner & Hottman PC
April 28, 2004
Denver, Colorado

ITEM 8A.  CONTROLS AND PROCEDURES.

     We maintain  disclosure controls and procedures (as defined in Exchange Act
Rules  13a-15(e)  and  15d-15(e))  that are designed to ensure that  information required  to be  disclosed  by us in the  reports  we file or  submit  under the
Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported,  within the time periods  specified in the Securities and Exchange
Commission's  rules  and  forms and that such  information  is  accumulated  and communicated to our management,  including our principal executive and principal financial officers,  or persons performing similar functions,  as appropriate to allow  timely  decisions  regarding  required  disclosure.  Our Chief  Executive
Officer and Chief Financial  Officer  evaluated the  effectiveness of the design and  operation of our  disclosure  controls and  procedures as of the end of the period covered in this Annual Report of Form 10-KSB/A. Based on that evaluation, our Chief  Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were effective as of the end of such period.

     There  have  been  no  changes  in the  Company's  internal  controls  over financial  reporting  during the  quarter  ended March 31,  2004  identified  in connection  with the Company's  evaluation that has materially  affected,  or is reasonably  likely to materially  affect,  the Company's  internal controls over financial reporting.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             MESA LABORATORIES, INC.
                          -----------------------------
                                   Registrant

Date: April 8, 2005                                 By:  /s/Luke R. Schmieder
      -------------                                      --------------------
                                                 Luke R. Schmieder, President

EXHIBITS INDEX
--------------

(23)(i) Consent of Ehrhardt Keefe Steiner & Hottman PC,  independent  registered
     public   accounting  firm,  to  the   incorporation  by  reference  in  the
     Registration  Statements  on Form S-8 (file  numbers  33-89808,  333-02074,
     333-18161,  333-48556 and 333-122911) of their report dated April 28, 2004, included in the  Registrant's  Report on Form  10-KSB/A for the fiscal year ended March 31, 2004.

(31.1) Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2) Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1) Certification  of Chief Executive  Officer Pursuant to Rule 13a-14(a) and
       18 U.S.C. Section 1350.

(32.2) Certification  of Chief Financial  Officer Pursuant to Rule 13a-14(a) and
        18 U.S.C. Section 1350.

EXHIBIT (23) (i)

             INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM CONSENT

We consent  to the  incorporation  by  reference  in the  Annual  Report on Form
10-KSB/A under the Securities  Exchange Act of 1934 of Mesa  Laboratories,  Inc.
for the year  ended  March 31,  2004 of our  reports  dated  April 28,  2004 and
contained  in  registration  Statements  NO.  33-89808,  333-02074,   333-18161,
333-48556  and  333-122911  of Mesa  Laboratories,  Inc.  on Form S-8  under the
Securities  Act of  1933  insofar  as  such  reports  relate  to  the  financial statements of Mesa Laboratories, Inc. for the year ended March 31, 2004.

                                     /s/ Ehrhardt Keefe Steiner & Hottman PC
                                         Ehrhardt Keefe Steiner & Hottman PC

April 22, 2005
Denver, Colorado