Form 10KSB
period 2005-03-31
MESA LABORATORIES INC /CO
filed 2005-06-21
CIK 724004

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED MARCH 31, 2005

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
best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-KSB or any  amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $10,041,000.

State the  aggregate  market value of the voting and  non-voting  equity held by non-affiliates of the Registrant: As of May 12, 2005: $24,415,344*.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: No Par Value Common Stock-- 3,037,453 shares as of May 12, 2005.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format: Yes       ;  No    X  .
                                                    -----       -----

*    Aggregate  market  value  was  determined  by  multiplying  the  number  of outstanding  shares  (excluding  those  shares held of record by  officers, directors and greater than five percent  shareholders) by $12.00,  the last sales price of the Registrant's  common stock as of May 12, 2005, such date being within 60 days prior to the date of filing.

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

 DATATRACE(R)Data Loggers

     The DATATRACE products are self-contained,  wireless, high precision,  data
loggers  that  are  used  in  critical   manufacturing,   quality  control,  and
transportation applications. They are used to measure temperature,  humidity and pressure inside a process or inside a product during manufacturing. In addition, the  DATATRACE  products  can be  used  to  validate  the  proper  operation  of laboratory or  manufacturing  equipment,  either during its  installation or for annual re-certifications.  The product line consists of individual tracers, a PC interface, DTW reporting software and various accessories.  A customer typically purchases a large  number of tracers  along with a single PC  interface  and DTW software  package.  In practice,  using the PC interface,  the user programs the tracers to collect environmental data at a pre-determined  interval,  places the tracers in the product or process, retrieves the tracers and reads the data into a PC with the interface.  After this, the user can prepare tabular and graphical reports  using the DTW  software.  Different  models of tracers  are  available, including the older  Micropack  II,  Flatpack,  and FRB tracers,  along with the newest  Micropack  III line,  which was  introduced  in March  2002.  The latest generation  Micropack  III  line is much  smaller,  has  improved  hardware  and embedded software, includes a rapid optical interface, and operates over a wider temperature range.  During Fiscal 2005 the discontinuance of the older Micropack
II and Flatpack lines was announced with an effective date in fiscal 2006. It is anticipated  that product lines sales will be  concentrated  increasingly on the new Micropack III line,  with FRB sales  primarily  being made only to customers who are adding tracers to their current inventory.

     While  there are a variety of  different  types of  wireless  data  loggers available on the market,  there are only a few that are rated as  "intrinsically safe" and can operate at elevated  temperatures,  like the  DATATRACE  products.
These are important  differentiating  factors for the DATATRACE  products in the marketplace, and consequently,  they are used by companies to control their most critical processes.  Due to their higher accuracy and precision,  along with the importance of the processes they are used to control,  an important component of the DATATRACE product line is the calibration  service that is provided by Mesa.
Typically,  each DATATRACE tracer is calibrated by Mesa's calibration laboratory prior to shipment and then annually,  for a re-certification  fee, to verify its accuracy.  For instance, the Micropack III temperature tracers are calibrated to
+/- 0.1oC  over  their  operating  range of -20 oC to 140 oC.  This  allows  the
Micropack  III  tracers  to be used  to  conduct  quality  control  on  critical sterilization operations, one of our most important applications.

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

 NUSONICS(R)Sonic Flow Meters

     The Sonic  Flow  Meter  line is a range of  products  which  are  suited to various fluid measurement applications.  The Model CM800 Sonic Flow Meter is the
Company's  main  wetted  transducer  meter.  With  transducers  that are mounted through the pipe wall and in contact with the material flowing through the pipe, it is the most accurate type of ultrasonic  flow meter.  The Model 90 Sonic Flow
Meter features  strap-on  transducers  and is sold in portable and fixed process versions. This product offers flexibility and portability for measuring flow and is totally noninvasive, measuring flow rates through the pipe wall. In addition, the  Company  markets  doppler  flow  meters  in  both  permanent  and  strap-on transducer models.  Unlike the transit-time  technology that the Company's other flow products utilize to measure clean fluids with dissolved solids, the doppler technology is utilized when the fluids to be measured  contain either  suspended solids or entrained  gases.  Over the past five years, the ultrasonic flow meter market has shifted preference to strap-on  transducer flow meters and has become highly price  competitive.  While the Company  continues to sell its flow meters for certain  applications,  demand for this product line has  contracted and the contribution of this product line has declined to less than 5% of total revenues in fiscal 2005.

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

     The ECHO MM-1000 Dialyzer  Reprocessor is a fully automated  dialyzer reuse machine for which the Company received permission to market from the FDA in June
1982. It  automatically  cleans,  rinses,  tests and delivers  disinfectants  to dialyzers after dialysis therapy, thereby allowing the dialyzer cartridges to be reused  rather than  disposed  of after each use. It is designed to  accommodate virtually all manual reprocessing  procedures in use today and can be programmed to automate them without  extensive  modification or rework.  Manual  procedures have been used to reprocess dialyzers  effectively for over 30 years and are the basis of most automated  systems in use today.  Additionally,  the system can be
programmed   to  use   prescribed   chemicals.   The  ECHO   System  is  totally
self-contained,   aside  from  water  and   chemicals,   and  requires  no  user
adjustments.  Due to wide  acceptance  of low cost,  single use only  dialyzers, demand for new dialyzer  reprocessors  has declined  significantly in the United
States.

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

 Marketing and Distribution

     The Company's  domestic sales of its dialysis products are generated by its in-house sales and marketing  staff while the Company  maintains an organization of field sales  personnel  and  independent  manufacturers'  representatives  to distribute its DATATRACE(R)and ELOGG(R)product lines. For its NUSONICS(R)product lines, a separate organization of manufacturers'  representatives is maintained.
International  sales are  conducted  through  over 50  distributors.  During the fiscal year ended March 31, 2005,  approximately 71% of sales have been domestic and  29%  have  been  international  to  countries  throughout  Europe,  Africa,
Australia, Asia and South America, as well as Canada and Mexico.

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

     DATATRACE(R)and  ELOGG(R)customers include numerous industrial users in the food,  pharmaceutical and medical device markets who utilize the products within a  variety  of  manufacturing,  transportation  and  storage  applications.  The emphasis of the Company's  marketing  effort is to offer a quality  product that provides a unique and flexible solution to monitoring  temperature,  pressure or humidity without  interfering with the processing,  transportation or storage of the product.

     NUSONICS(R)customers  include various  industries such as water  treatment,
manufacturing,   HVAC  and  petroleum  product  transportation.   The  Company's
marketing  efforts are focused on offering flow  measurement  and  concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

     During the fiscal  year ended  March 31,  2005,  one  customer  represented approximately  15%  of  the  Company's  revenues  and  approximately  9% of  the
Company's accounts  receivable  balance.  During the fiscal year ended March 31,
2004 one customer  represented  approximately 12% of the Company's  revenues and approximately 11% of the Company's account receivable balances.

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

     Companies with which Mesa's medical products compete include Cantel Medical
Corporation. Companies with which Mesa's DATATRACE(R)and ELOGG(R)instrumentation products  compete  include GE Kaye,  Ellab and TMI Orion.  Companies  with which
Mesa's   NUSONICS(R)products   compete  include   Controlotron,   Badger  Meter,
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

 Employees

     On March 31,  2005,  the Company had a total of 47  employees,  of which 46 were full-time employees. Currently, 10 persons are employed for marketing, four for research and development, 27 for manufacturing and quality assurance and six for administration.

 Additional Information

     For the fiscal years ended March 31, 2005 and 2004, Mesa spent $358,000 and
$332,000,   respectively,   on   Company-sponsored   research  and   development
activities.

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

     The  Company  has  been  issued  patents  for  its  DATATRACE(R)temperature recording devices, its NUSONICS(R)sonic flow measurement and sonic concentration monitoring products and its Phoenix, Hydra and NeoStat+ dialysis meters. Failure to obtain  patent  protection  on the  Company's  remaining  products may have a substantially  adverse  effect upon the Company  since there can be no assurance that other companies will not develop functionally similar products, placing the
Company at a competitive  disadvantage.  Further, there can be no assurance that patent  protection  will afford  protection  against  competitors  with  similar inventions,  nor can  there  be any  assurance  that  the  patents  will  not be infringed or designed around by others. Moreover, it may be costly to pursue and to prosecute patent infringement  actions against others, and such actions could interfere with the business of the Company.

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

          Quarter Ended                        High           Low           Dividend
          -------------                       -------        ------          ------
          June 30, 2003                       $ 7.16         $ 6.06             -
          September 30, 2003                  $ 9.42         $ 7.09             -
          December 31, 2003                   $10.10         $ 7.74          $ .20*
          March 31, 2004                      $10.08         $ 8.53          $ .05

          June 30, 2004                       $10.20         $ 9.53          $ .05
          September 30, 2004                  $12.50         $ 9.72          $ .05
          December 31, 2004                   $14.50         $11.01          $ .26*
          March 31, 2005                      $13.75         $11.78          $ .06

     The Nasdaq National Market quotations set forth herein reflect inter-dealer prices,  without  retail  mark-up,  mark-down,  or  commission  and may not represent actual transactions.

(b)  As of March 31, 2005,  there were  approximately  900 record and beneficial holders of Mesa's  common  stock.

(c)  During the fiscal year ended March 31,  2005,  the Company did not sell any equity  securities  that were not  registered  under the  Securities Act of
     1933, as amended.

(d)  We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

                                          Total   Share Purchased   Total Shares Purchased     Remaining Shares
                                          Shares     Avg. Price       as Part of Publicly         to Purchase
                                         Purchased     Paid             Announced Plan             Under Plan
                                         ---------     ----             --------------             ----------
          January 1 - 31, 2005             3,094      $12.45                142,190                  157,810
          February 1 - 28, 2005           10,068      $12.46                152,258                  147,742
          March 1 - 31, 2005                 578      $13.16                152,836                  147,164
                                        ---------   -------
          Total Fourth Quarter            13,740      $12.49

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
     of record on December 1, 2003.  On December  15,  2004,  the Company paid a regular  $.06 per common  share  quarterly  dividend  and a $.20 per common share special dividend to holders of record on December 1, 2004.

     For  information  regarding  securities  authorized  for issuance under our equity compensation  plans,  please see Footnote 7 to the Financial  Statements.
Equity Compensation Plan Information as of March 31, 2005

 Plan Category                      No. of securities to be      Weighted-average        Number of securities
                                    Issued upon exercise of      exercise price of       remaining for future
                                    Outstanding options          outstanding options     issuance under plan

 Equity compensation
 plans approved by
 security holders                            241,767                    $7.82                     263,700

 Equity compensation
 plans not approved by
 security holders                                      -                   -                           -
                                             -----------               -------                   ----------
 Total                                       241,767                    $7.82                     263,700

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

                            Key Financial Indicators

                                         2005              2004              2003             2002
                                         ----              ----              ----             ----
 Cash and Investments               $6,882,000          $6,767,000        $4,761,000        $3,462,000

 Trade Receivables                  $2,017,000          $1,621,000        $2,299,000        $2,339,000
 Days Sales Outstanding                     62                  55                70                80

 Inventory                          $1,941,000          $2,099,000        $2,329,000        $2,443,000
 Inventory Turns                           1.8                 1.6               1.5               1.5

 Working Capital                   $10,141,000         $10,080,000        $9,017,000        $8,099,000
 Current Ratio                            11:1                16:1              16:1              17:1

 Average Return On:
   Stockholder Investment (1)             15.0%               14.3%             15.0%             15.1%
   Assets                                 14.1%               13.6%             14.4%             14.4%
   Invested Capital (2)                   26.4%               22.9%             21.0%             19.2%

 Net Sales                         $10,041,000          $9,126,000        $9,082,000        $9,044,000
 Gross Profit                       $6,320,000          $5,698,000        $5,685,000        $5,391,000
 Gross Margin                               63%                 62%               63%               60%
 Operating Income                   $3,475,000          $3,249,000        $3,186,000        $2,942,000
 Operating Margin                           35%                 36%               35%               33%
 Net Profit                         $2,312,000          $2,130,000        $2,127,000        $2,031,000
 Net Profit Margin                          23%                 23%               23%               22%
 Earnings Per Diluted Share         $      .74          $      .68        $      .64        $      .59

 Capital Expenditures (Net)         $   70,000          $   34,000        $   65,000        $   42,000

 Head Count                               46.5                48.5              46.5              51.0
 Sales Per Employee                 $  216,000          $  188,000        $  195,000        $  177,000

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

     While we continually  try to optimize the overall  performance  and trends, the table above does highlight various exceptions.  These exceptions are usually influenced  by a more  important  need. A review of the table above shows a very high Trade  Receivables  balance and high Days Sales Outstanding in fiscal 2002.
At the time that these indicators were showing below average performance, we had recently  completed the acquisition of Automata  Instruments,  Inc., and a large amount of our  administrative  resources were being focused on  improvements  to systems, work flows and new customer  satisfaction.  The Current Ratio in fiscal
2005, while very healthy,  decreased  significantly from prior year levels. This change  is due to a number  of  factors  including  the  impact on cash of stock buybacks and the special dividend;  lower inventory;  increased accounts payable due to higher sales levels and accrued  moving costs;  and higher bonus accruals due to the higher sales level.

 Results of Operations

 Net Sales

     Net sales for fiscal 2005  increased 10 percent  from fiscal 2004,  and net sales for fiscal 2004  increased less than one percent from fiscal 2003. In real dollars,  net  sales of  $10,041,000  in fiscal  2005  increased  $915,000  from
$9,126,000 in 2004, and net sales of $9,126,000 in fiscal 2004 increased $44,000 from $9,082,000 in 2003.

     Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration  of product  is  usually a key  component  of the  customer's  own quality system and many of our customers operate in regulated  industries,  such as food processing or medical and  pharmaceutical  processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time. During fiscal years  2005,  2004 and  2003 our  Company  had  parts  and  service  revenue  of
$2,893,000,  $2,644,000 and $2,511,000.  As a percentage of total revenue, parts and service revenues were 29% in 2005, 29% in 2004 and 28% in 2003.

     The  performance  of new product  sales is  dependent  on several  factors, including general economic  conditions in the United States and abroad,  capital spending trends and the  introduction of new products.  Over the past two fiscal years,  general  economic  conditions  have been  improving,  and more recently, capital spending has also improved. New products released to the market over the past three fiscal years include the Datatrace  Micropack III temperature loggers during the middle of fiscal 2003 and the  Datatrace  Micropack  III humidity and pressure  loggers at the end of fiscal  2004.  Introduction  of the humidity and pressure  loggers  came too late in fiscal 2004 to have much of an  influence on revenues.  All three  loggers,  temperature,  humidity and  pressure,  utilize a common PC Interface system and operating  software.  For this reason, it was our belief that some customer purchasing decisions were probably delayed into fiscal
2005,  as those  customers  awaited  introduction  of the  humidity and pressure loggers. For fiscal years 2005, 2004 and 2003 product sales for our company were
$7,148,000, $6,482,000 and $6,571,000.

     During fiscal 2005, sales of the Company's  medical  products  increased 10 percent for the fiscal year  compared to the prior year period.  The major share of this  increase  was due to  higher  sales of the  Company's  meter  products, accessories and service.  Sales of the Company's dialyzer  reprocessing products declined  slightly  during  the year as the trend  toward  usage of  single  use dialyzers  leveled out in the domestic  marketplace.  A high  percentage  of the
Company's  reprocessor  revenues are generated from foreign  markets,  where the trend of single use dialyzer usage  continues to have little impact.  Currently, research and  development  efforts are in process to further enhance our line of hand-held  dialysate meters with a new generation  full-featured meter currently near completion.

     During fiscal 2005, sales of the Datatrace brand of products increased from the prior year. For the year,  sales increased 10 percent  compared to the prior year.  Datatrace sales benefited  during the year from increases in sales in the
Company's  humidity and pressure  sensors.  At the end of last fiscal year,  the
Company  released its Micropack III humidity and pressure  loggers to customers.
These new products have allowed customers who measure more than one parameter in their  process to program and retrieve  data from the same PC  Interface  device making all of the Company's  Micropack III products more  appealing to customers with more complex logging needs.

     During  fiscal  2005,  sales  of the  Nusonics  line  of  ultrasonic  fluid measurement systems increased by 11 percent. This is the second consecutive year of annual increase for these products. Nusonics products contribute less than 10 percent of the Company's total sales, but these products are typically purchased by large industrial users.  Increased sales activity for these products is being brought about by improved economic conditions.

     Fiscal 2004 medical  products  increased four percent for the year compared to the prior period. The major share of this increase was due to higher sales of our meter products and accessories,  and an increase in service revenues.  Sales of the company's dialyzer  reprocessing products declined during the year as the trend toward  usage of single use  dialyzers  continued  in the domestic  market place. A high percentage of our reprocessor  revenues are generated from foreign markets  and it was not  expected  that this  trend  would  continue  to have an appreciable negative effect on future sales.

     During fiscal 2004, sales of the Datatrace brand of products declined after the increases  reported in the prior year. For the year,  sales  decreased seven percent compared to the prior year. At the end of the last quarter,  we released our latest  version of user software and shipped  initial units of the Micropack
III  humidity  and  pressure  loggers to  customers.  These new  products  allow customers  who measure more than one  parameter in their  process to program and retrieve data from the same PC Interface device.  During April, 2004 the company began  introduction of its new 4-20 milliamp logger.  This user scalable logging device is completely new and will allow users to log the 4-20 milliamp output of various  fixed  monitors  within their  process and  correlate  that data to the product data collected by our loggers. In this way the user may bring additional data  parameters  into their  analysis  without  compromising  data integrity as required by various regulatory bodies.

     During  fiscal  2004,  sales  of the  Nusonics  line  of  ultrasonic  fluid measurement systems increased by 27 percent.  This was the first annual increase for these products in several years.  Nusonics products  contribute less than 10 percent of our total sales.

 Cost of Sales

     Cost of sales as a percent of net sales in fiscal 2005  decreased  one half of one percent from fiscal 2004 to 37.1  percent,  and in fiscal 2004  increased two tenths of one percent from fiscal 2003 to 37.6 percent. Most of our products enjoy gross  margins in excess of 55 percent.  Due to the fact that the dialysis products have sales  concentrations  to several  companies  that maintain  large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging  products.  Therefore, shifts in product mix toward  higher sales of Datatrace  logging  products  will tend to produce  lower cost of good sold expense and higher gross  margins while shifts  toward  higher  sales of medical  products  will  normally  produce  the opposite effect on cost of goods sold expense and gross margins.

     Over fiscal year 2005,  our Company saw an increase in sales  levels  which were fairly uniform  throughout the product lines. This increase in sales led to a  decrease  in costs  of goods  sold as a  percent  of sales as fixed  overhead decreased  as a percent of sales.  During  fiscal  year 2004,  our Company saw a shift in its mix to higher medical sales, which led to a slight increase in cost of goods sold expense as a percent of sales compared to fiscal 2003. Our logging instruments  have a higher  gross  margin  over the other  instruments  which we produce and sell.

 Selling, General and Administrative

     General and administrative expenses tend to be fairly fixed and stable from year-to-year.  To the  greatest  extent  possible,  we  work at  containing  and minimizing  these costs.  Total  administrative  costs were $1,084,000 in fiscal
2005,  $906,000 in fiscal 2004 and $904,000 in fiscal 2003,  which  represents a
$178,000  increase from fiscal 2004 to fiscal 2005 and a $2,000 or less than one percent  increase  from fiscal  2003 to fiscal  2004.  The  increase in selling, general and administrative  expenses were directly attributable to compensation, relocation and recruiting costs associated with the creation and hiring of a new
Vice President of Sales and Marketing position.  Approximately $115,000 of these costs  would  not  be  expected  to  recur  in  the  next  fiscal  year.  Higher compensation  costs during  fiscal 2004 were off-set by lower  consulting  fees, while lower costs for business development  activities were partially off-set by higher compensation costs during fiscal 2003.

     Our selling and marketing costs tend to be far more variable in relation to sales,  although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international  sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent  of sales due to higher  advertising  development and sales  training  programs.  Our  Company's  international  sales are usually discounted  and recorded at the net  discounted  price,  so that a change in mix between  international  and domestic  sales may  influence  sales and  marketing costs.  One other major  influence  on sales and  marketing  costs is the mix of domestic  medical sales to all other domestic sales.  Domestic medical sales are made by  direct  telemarketing  representatives,  which  gives  us a lower  cost structure,  when  compared  to the  independent  representative  sales  channels utilized by our other  products.  Going into fiscal 2006 the Company  expects to continue to focus additional resources on its sales and marketing efforts.  This plan calls for creation of a direct sales efforts in the domestic market for the
Company's  Datatrace  products during the first half of the new fiscal year, and could lead to expense levels growing at a slightly faster rate than sales.

     In dollars,  selling costs were  $1,403,000  in fiscal 2005,  $1,211,000 in fiscal 2004 and  $1,334,000 in fiscal 2003. As a percent of sales,  selling cost were 14.0 percent in fiscal  2005,  13.3 percent in fiscal 2004 and 14.7 percent in fiscal  2003.  The  increase in selling  expense  during  fiscal 2005 was due chiefly to increased  compensation and bonus expense created by higher sales and the  addition  of a new vice  president  of sales  and  marketing  position.  In addition,  increases in variable costs,  such as commissions and travel expenses increased during the year due to higher sales level. During fiscal 2004, most of the decrease in selling  expense was due to a decrease in costs  associated with the Datatrace  logging  products.  Part was due to decreased  commissions due to lower sales and the remainder was due to lower bad debt expense. The decrease in bad debt expense was due to higher receivables  collection in Europe,  which was brought  about by the  increase  in the value of the Euro  compared  to the U.S.
Dollar.

 Research and Development

     Company  sponsored  research  and  development  cost was $358,000 in fiscal
2005,  $332,000 in fiscal 2004 and  $260,000 in fiscal  2003.  We are  currently trying to execute a strategy  of  increasing  the flow of  internally  developed products. This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third  Datatrace  logging  product early in fiscal
2005.  Currently,  research  and  development  efforts are in process to further
enhance  our  line  of  hand-held   dialysate   meters  with  a  new  generation
full-featured  meter  currently near  completion.  This has led to the increased research and  development  spending  during fiscal 2005 and 2004.  During fiscal
2004,  besides  completing  the  Micropack  III  product for  temperature,  work continued for humidity, pressure and 4-20 milliamp versions of the Micropack III logger design.

 Net Income

     Net income  increased to $2,312,000 or $.74 per share on a diluted basis in fiscal 2005 from $2,130,000 or $.68 per share on a diluted basis in fiscal 2004.
The  increase in net income  during  fiscal 2005 was due to higher  sales.  As a percent of sales,  net income  increased at a rate  slightly less than the sales increase  due to  increased  operating  expenses  during the second  half of the fiscal year. The increase in operating  expenses were directly  attributable  to compensation  and recruiting  costs associated with the creation and hiring of a new Vice President of Sales and Marketing  position.  Approximately  $115,000 of these  costs,  which were  incurred  during the second half of the fiscal  year, would not be expected to recur in the next fiscal year.

     Net income increased to a record  $2,130,000 or $.68 per share on a diluted basis in fiscal  2004 from  $2,127,000  or $.64 per share on a diluted  basis in fiscal 2003.  Actual net income grew less than one percent  during  fiscal 2004, but diluted  per share  profits  grew six  percent  from year to year due to the higher  net  income  and lower  average  shares  outstanding.  The lower  shares outstanding  were due to our  continuing  share buy back  program.  This program continued  into the new  fiscal  year.  The  stock  repurchase  program  reduced outstanding  common stock by 100,474  shares  during  fiscal  2004,  and allowed diluted earnings per share to grow at a faster rate than net income.

 Liquidity and Capital Resources

     On March 31, 2005, we had cash and short term investments of $6,882,000. In addition,  we had other current  assets  totaling  $4,241,000  and total current assets of  $11,123,000.  Current  liabilities of our Company were $982,000 which resulted in a current ratio of 11:1. For comparison  purposes at March 31, 2004, we had cash and short term  investments of  $6,768,000,  other current assets of
$3,969,000, total current assets of $10,737,000, current liabilities of $657,000 and a current ratio of 16:1.

     Our Company has made capital acquisitions of $70,000 during fiscal 2005 and
$34,000  during  fiscal 2004.  We have  instituted a program to repurchase up to
300,000 shares of our outstanding  common stock.  Under the plan, the shares may be  purchased  from time to time in the open market at  prevailing  prices or in negotiated  transactions  off the market.  Shares purchased will be canceled and repurchases  will be made with existing cash reserves.  We do not maintain a set policy or schedule  for our buyback  program.  Most of our stock  buybacks  have occurred  during  periods  when the  price to  earnings  multiple  has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand.

     On November 12, 2003 our Board of  Directors  declared for the first time a regular  quarterly  dividend of $.05 per share of common stock.  In addition the
Board of  Directors  declared a special  one time  dividend of $.15 per share of common stock.  Both dividends were paid on December 15, 2003, to shareholders of record on December 1, 2003.  For fiscal year 2004,  dividends  totaled  $.25 per common share of stock. On December 15, 2004, the Company paid a regular $.06 per common share quarterly  dividend and a $.20 per common share special dividend to holders of record on  December  1, 2004.  The $.06  quarterly  dividend  paid in
December,  2004  represented  a $.01 per common share  increase to the quarterly dividend rate. For fiscal year 2005,  dividends totaled $.42 per common share of stock.

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

     The Company does not currently  maintain a line of credit or any other form of debt.  Nor does the  Company  guarantee  the debt of any  other  entity.  The
Company has maintained a long history of surplus cash flow from operations. This surplus  cash  flow has been  used in the past to fund  acquisitions  and  stock buybacks  and is  currently  being  partially  utilized  to  fund  our  on-going dividend.  We are actively  investigating  opportunities  to acquire new product lines or companies, for which we may utilize cash in the future.

 Contractual Obligations

     At March 31,  2005 our only  contractual  obligations  were  open  purchase orders for routine  purchases of supplies and inventory,  which would be payable in less than one year.

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

 Valuation of Inventories

     Inventories are stated at the lower of cost or market,  using the first-in,
first-out   method  (FIFO)  to  determine  cost.  The  Company's  policy  is  to periodically evaluate the market value of the inventory and the stage of product life cycle,  and record a reserve for any  inventory  considered  slow moving or obsolete.  As of March 31, 2005 and 2004 the  Company had  recorded a reserve of
$90,000 and $55,000, respectively, against slow moving inventory.

 Valuation of Long-Lived Assets and Goodwill

     The Company assesses the realizable value of long-lived assets and goodwill for  potential  impairment  at least  annually or when events and  circumstances warrant such a review.  The carrying  value of a long-lived  asset is considered impaired when the  anticipated  fair value is less than its carrying  value.  In assessing the recoverability of our long-lived assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective  assets. In addition,  we must make assumptions regarding the useful lives of these  assets.  As of March 31, 2005, we evaluated our long-lived  assets for potential  impairment.  Based on our  evaluation,  no impairment charge was recognized.

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

 We Face Intense Competition.

     The markets for some of our current and  potential  products are  intensely competitive.  We face  competition from companies that possess both larger sales forces and  possess  more  capital  resources.  In  addition,  there are growing numbers of competitors for certain of our products.

Our Growth  Depends on  Introducing  New Products and the Efforts of Third Party
Distributors.

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

 We Depend on Attracting New Distributors and Representatives for Our Products.

     In order to successfully commercialize our products in new markets, we will
need  to  enter  into   distribution   arrangements   with  companies  that  can
successfully distribute and represent our products into various markets.

Our Products are Extensively Regulated Which Could Delay Product Introduction or
Halt Sales.

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

 We May be Unable to Effectively Protect Our Intellectual Property.

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

 We May Have Product Liability Claims.

     Our  products  involve a risk of  product  liability  claims.  Although  we maintain  product  liability  insurance at coverage  levels which we believe are adequate,  there is no assurance that, if we were to incur substantial liability for product liability claims,  insurance would provide adequate coverage against such liability.

Our  Company  faces  challenges  in  complying  with  certain  sections  of  the
Sarbanes-Oxley Act.

     Like many  smaller  public  companies,  our  Company  faces  challenges  in
complying  with  the  internal  control   requirements   (Section  404)  of  the
Sarbanes-Oxley  Act.  Under current  frameworks,  compliance  in areas,  such as separation of duties,  information  system controls,  etc. may prove problematic for a smaller  company with  limited  human  resources.  Our Company may also be forced  to incur  significant  expense  in order to  comply  with the law  under current control frameworks and deadlines for implementation.

 Changing Accounting Regulation May Affect Operating Results.

     Our Operating results may be adversely  affected by new laws and accounting
regulations   that  have  either  been  recently  enacted  or  which  are  under consideration and may include the following:

*    various regulations of the Sarbanes-Oxley Act, and
*    the  mandatory  expensing  of  employee  stock  options as  proposed by the
     Financial Accounting Standards Board.

 Our Operating Results May Fluctuate.

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
*    manufacturing or supply delays;
*    product returns;
*    receipt of necessary regulation approval;
*    costs  associated with  implementing  and  maintaining  compliance with the
     Sarbanes-Oxley Act; and
*    costs associated with expansion of the Company's direct sales capabilities.

 Changing Industry Trends May Affect Operating Results.

     Various  changes within the industries we serve may limit future demand for our products and may include the following:

*    increasing usage of single use dialyzers;
*    changes in dialysis reimbursements;
*    increased availability of donated organs; and
*    mergers  within the  dialysis  provider  industry may make the Company more dependent upon fewer large customers for its sales.

 ITEM 7.  FINANCIAL STATEMENTS.

                                TABLE OF CONTENTS

 Report of Independent Registered Public Accounting Firm

 Financial Statements:

Balance Sheets

Statements of Income

Statement of Stockholders' Equity

Statements of Cash Flows

Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

 Board of Directors and Stockholders
 Mesa Laboratories, Inc.
 Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of
March 31, 2005 and 2004,  and the related  statements  of income,  stockholders'
equity, and cash flows for the years then ended. These financial  statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance  with the standards of the Public  Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements  are free of material  misstatement.  The Company is not  required to have,  nor were we engaged to perform,  an audit of its  internal  control  over financial reporting.  Our audit included  consideration of internal control over financial  reporting  as  a  basis  for  designing  audit  procedures  that  are appropriate  in the  circumstances,  but not for the  purpose of  expressing  an opinion on the  effectiveness  of the Company's  internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a  test  basis,  evidence  supporting  the  amounts  and  disclosures  in the financial statements. An audit also includes assessing the accounting principles used and  significant  estimates made by  management,  as well as evaluating the overall financial statement  presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material respects,  the financial position of Mesa Laboratories,  Inc. as of
March 31, 2005 and 2004,  and the results of its  operations  and its cash flows for the years then ended,  in conformity with  accounting  principles  generally accepted in the United States of America.

                                         /s/ Ehrhardt Keefe Steiner & Hottman PC
                                             Ehrhardt Keefe Steiner & Hottman PC
 April 29, 2005
 Denver, Colorado

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                                              March 31,
                                                     ---------------------------
                                                         2005            2004
                                                     -----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ....................     $ 4,978,000     $ 4,670,000
  Short-term investments .......................       1,904,000       2,098,000
  Accounts receivable -
    Trade, net of allowance for doubtful
      accounts of $45,000 (2005) and
      $40,000 (2004) ...........................       1,972,000       1,581,000

    Other ......................................          20,000          22,000
  Inventories, net .............................       1,941,000       2,099,000
  Prepaid expenses and other ...................         184,000         158,000

  Deferred income taxes ........................         124,000         109,000
                                                     -----------     -----------
TOTAL CURRENT ASSETS ...........................      11,123,000      10,737,000

PROPERTY, PLANT AND EQUIPMENT, net .............       1,265,000       1,285,000

OTHER ASSETS:
    Goodwill ...................................       4,208,000       4,208,000
                                                     -----------     -----------
                                                     $16,596,000     $16,230,000
                                                     ===========     ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  March 31,
                                                         ---------------------------
                                                             2005            2004
                                                         -----------     -----------
CURRENT LIABILITIES:
  Accounts payable, trade ............................   $   262,000   $   110,000
  Accrued salaries and payroll taxes .................       558,000       409,000
  Accrued warranty expense ...........................        15,000        15,000
  Other accrued liabilities ..........................        75,000        53,000
  Taxes payable ......................................        72,000        70,000
                                                         -----------   -----------
TOTAL CURRENT LIABILITIES ............................       982,000       657,000

LONG TERM LIABILITIES:
  Deferred income taxes ..............................       235,000       189,000

COMMITMENTS

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value;
    authorized 1,000,000 shares; none
    issued ...........................................          --            --
  Common stock, no par value; authorized
    8,000,000 shares; issued and
    outstanding, 3,038,822 (2005) and 3,072,815 (2004)     1,335,000     1,330,000
  Retained earnings ..................................    14,044,000    14,054,000
                                                         -----------   -----------
  TOTAL STOCKHOLDERS' EQUITY .........................    15,379,000    15,384,000
                                                         -----------   -----------
                                                         $16,596,000   $16,230,000
                                                         ===========   ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                              STATEMENTS OF INCOME

                                                 Years Ended March 31,
                                              -------------------------
                                                  2005         2004
                                              -----------   -----------

Sales .....................................   $10,041,000   $ 9,126,000
Cost of sales .............................     3,721,000     3,428,000
                                              -----------   -----------
Gross profit ..............................     6,320,000     5,698,000
                                              -----------   -----------

Operating expenses:
  Selling .................................     1,403,000     1,211,000
  General and administrative ..............     1,084,000       906,000
  Research and development ................       358,000       332,000
                                              -----------   -----------
Total operating expenses ..................     2,845,000     2,449,000
                                              -----------   -----------

Operating income ..........................     3,475,000     3,249,000
Interest income ...........................        98,000        50,000
                                              -----------   -----------
Earnings before income taxes ..............     3,573,000     3,299,000

Income taxes ..............................     1,261,000     1,169,000
                                              -----------   -----------

Net income ................................   $ 2,312,000   $ 2,130,000
                                              ===========   ===========

  Net income per share (basic) ............   $       .76   $       .70
                                              ===========   ===========

  Net income per share (diluted) ..........   $       .74   $       .68
                                              ===========   ===========

Average common shares outstanding - basic .     3,060,000     3,055,000
                                              ===========   ===========

Average common shares outstanding - diluted     3,136,000     3,138,000
                                              ===========   ===========

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                          Common Stock
                                  ----------------------------
                                                                                     Total
                                    Number of                       Retained      Stockholders'
                                     Shares          Amount         Earnings         Equity
                                  ------------    ------------    ------------    ------------

BALANCE, March 31, 2003 .......      3,078,168    $  1,286,000    $ 13,201,000    $ 14,487,000

Common stock issued for the
  conversion of incentive
  stock options net of 38,582
  shares returned to Company
  as payment ..................         95,121         297,000            --           297,000

Purchase and retirement of
  treasury stock ..............       (100,474)       (293,000)       (507,000)       (800,000)

Dividends paid ($.25 per share)           --              --          (770,000)       (770,000)

Tax benefit on exercise of
  nonqualified stock options ..           --            40,000            --            40,000

Net income for the year .......           --              --         2,130,000       2,130,000
                                  ------------    ------------    ------------    ------------

BALANCE, March 31, 2004 .......      3,072,815       1,330,000      14,054,000      15,384,000

Common stock issued for the
  conversion of incentive
  stock options net of 31,534
  shares returned to Company
  as payment ..................         65,169         120,000            --           120,000

Purchase and retirement of
  treasury stock ..............        (99,162)       (115,000)     (1,040,000)     (1,155,000)

Dividends paid ($.42 per share)           --              --        (1,282,000)     (1,282,000)

Net income for the year .......           --              --         2,312,000       2,312,000
                                  ------------    ------------    ------------    ------------

BALANCE, March 31, 2005 .......      3,038,822    $  1,335,000    $ 14,044,000    $ 15,379,000
                                  ============    ============    ============    ============

                       See notes to financial statements.

                             MESA LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                      Years Ended  March 31,
                                                                    --------------------------
                                                                       2005            2004
                                                                    -----------    -----------
Cash flows from operating activities:
  Net income ....................................................   $ 2,312,000    $ 2,130,000
  Depreciation and amortization .................................        90,000         97,000
  Allowance for bad debt ........................................         5,000        (10,000)
  Provision for inventory reserve ...............................        35,000        (55,000)
  Deferred income taxes .........................................        31,000        109,000
  Tax benefit of nonqualified stock options .....................          --           40,000
Change in assets and liabilities-
     (Increase) decrease in accounts receivable .................      (394,000)       688,000
     (Increase) decrease in inventories .........................       123,000        285,000
     (Increase) decrease in prepaid expenses ....................       (26,000)       (41,000)
     Increase (decrease) in accounts payable, trade .............       152,000         (8,000)
     Increase (decrease) in accrued liabilities and taxes payable       173,000         79,000
                                                                    -----------    -----------
Net cash provided by operating activities .......................     2,501,000      3,314,000
                                                                    -----------    -----------

Cash flows from investing activities:
  Short-term investments purchased ..............................      (996,000)    (2,098,000)
  Short-term investments redeemed ...............................     1,190,000           --
  Capital expenditures ..........................................       (70,000)       (34,000)
                                                                    -----------    -----------
Net cash (used) provided by investing activities ................       124,000     (2,132,000)
                                                                    -----------    -----------

Cash flow from financing activities:
  Dividends paid ................................................    (1,282,000)      (770,000)
  Net proceeds from issuance of stock ...........................       120,000        297,000
  Common stock repurchases ......................................    (1,155,000)      (800,000)
                                                                    -----------    -----------
Net cash used by financing activities ...........................    (2,317,000)    (1,273,000)
                                                                    -----------    -----------

Net increase (decrease) in cash and cash equivalents ............       308,000        (91,000)

Cash and cash equivalents at
  beginning of year .............................................     4,670,000      4,761,000
                                                                    -----------    -----------

Cash and cash equivalents at
  end of year ...................................................   $ 4,978,000    $ 4,670,000
                                                                    ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Income taxes ..................................................   $ 1,251,000    $ 1,073,000
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

During  the  fiscal  year  ended  March  31,  2005,  one  customer   represented
approximately  15%  of  the  Company's  revenues  and  approximately  9% of  the
Company's accounts  receivable  balance.  During the fiscal year ended March 31,
2004 one customer  represented  approximately 12% of the Company's  revenues and approximately 11% of the Company's account receivable balances.

Cash Equivalents - Cash equivalents  include all highly liquid  investments with an original maturity of three months or less.

Short-term  investments - Short-term  investments  consist of U.S Treasury bills and  municipal  bonds and are  classified as  "available  for sale."  Short-term investments are carried in the financial  statements at cost, which approximates fair value.

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

Inventories - Inventories  are stated at the lower of cost or market,  using the first-in,  first-out method (FIFO) to determine cost. The Company's policy is to periodically evaluate the market value of the inventory and the stage of product life cycle,  and record a reserve for any  inventory  considered  slow moving or obsolete.  As of March 31, 2005 and 2004 the  Company had  recorded a reserve of
$90,000 and $55,000, respectively, against slow moving inventory.

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
As of  March  31,  2005,  we  evaluated  our  long-lived  assets  for  potential impairment. Based on our evaluation, no impairment charge was recognized.

Revenue  Recognition  - Revenue is  recognized  when  persuasive  evidence of an arrangement  exists, when title and risk of ownership passes, the sales price is fixed or determinable,  and  collectibility is probable.  The Company recognizes revenues at the time products are shipped.  Revenue from ongoing product service and repair is fully recognized upon completion and shipment of serviced product.

Sales  to  distributors  are  made at  their  net  discounted  price.  This  net discounted  price is net of any volume pricing that may be available.  Customers who may be unsure of the  appropriateness  of our products for their application are offered demonstration equipment prior to purchase, thus no return rights are extended.  Products  are built to customer  order and no price  protections  are offered.  The Company does not conduct a rebate or other  incentive  programs at this time.

Other than normal and customary on-going customer service,  the Company does not have  any  post  shipment  contractual  obligations  to its  customers,  such as installation, training, etc.

Research & Development Costs - Costs related to research and development efforts on  existing or  potential  products  are  expensed as  incurred.  Research  and development  costs for the  fiscal  years  ended  March  31,  2005 and 2004 were
$358,000 and $332,000, respectively.

Accrued  Warranty Expense - The Company provides limited product warranty on its products and,  accordingly,  accrues an estimate of the related warranty expense at the time of sale.

Advertising  Costs -  Advertising  costs are expensed as  incurred.  Advertising costs for the years ended March 31, 2005 and 2004 were  $138,000  and  $138,000, respectively.

Income Taxes - The Company accounts for income taxes under the liability method, which  requires  an entity to  recognize  deferred  tax assets and  liabilities.
Temporary  differences  are  differences  between  the tax basis of  assets  and liabilities  and their reported  amounts in the financial  statements  that will result in taxable or deductible amounts in future years.

Earnings Per Share - Basic  earnings per share is  calculated  using the average number of common shares  outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares  outstanding plus the effect of outstanding stock options using the treasury stock method,  which totaled 76,000 and 83,000 additional shares in 2005 and 2004, respectively.

Stock  based  compensation  - At March 31,  2005,  the  Company  has stock based compensation  plans,  which are described  more fully in Note 7. The Company has adopted the  disclosure-only  provisions  of Statement  of Financial  Accounting
Standards No. 123, "Accounting for Stock-Based  Compensation."  Accordingly,  no
compensation   cost  has  been  recognized  for  the  stock  option  plans.  Had compensation  cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions  of SFAS No. 123, the  Company's  net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

                                                                   March 31,
                                                        -------------------------------
                                                             2005              2004
                                                        --------------    -------------
Net income - as reported ............................   $   2,312,000     $   2,130,000
Add:  Stock based employee compensation expense
   included in net income, net of related tax effects            --               --
Less: Total stock based compensation expense
    determined under fair value based method for
     all awards net of related tax effects ..........        (109,000)          (90,000)
                                                        --------------    -------------
Net income - pro forma ..............................   $    2,203,000    $   2,040,000

Income per diluted share - as reported ..............   $          .76    $         .70
Income per diluted share - pro forma ................   $          .72    $         .67
Income per diluted share - as reported ..............   $          .74    $         .68
Income per diluted share - pro forma ................   $          .70    $         .65

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions  used for grants:  dividend yield of  approximately  3.6% (2005) and
2.1% (2004); expected volatility of approximately 19%-29% (2005) and 29% (2004);
discount rate of 3.35%-4.62%  (2005) and 3.0% (2004); and expected lives of 5 to
10 years.

Basic net income per common  share is  computed  by  dividing  net income by the weighted average number of shares of common stock outstanding during the period.
Diluted net income per common share is computed  using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion
of  potential   dilutive   common  shares.   The  following   table  presents  a
reconciliation  of the  denominators  used in the  computation of net income per common  share-- basic and net income per common  share--  diluted for the twelve month periods ended March 31, 2005 and 2004:

                                           Twelve Months Ended
                                               March 31,
                                        -----------------------
                                           2005         2004
                                        ----------   ----------

Net income available for shareholders   $2,312,000   $2,130,000
Weighted avg. outstanding shares
 of common stock ....................    3,060,000    3,055,000
Dilutive effect of stock options ....       76,000       83,000
                                        ----------   ----------

Common stock and equivalents ........    3,136,000    3,138,000

Earnings per share:
Basic ...............................   $      .76   $      .70
Diluted .............................   $      .74   $      .68

For the twelve months ended March 31, 2005 and 2004, no shares  attributable  to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise  prices of the stock options were greater than or equal to the average price of the common shares,  and therefore  their inclusion would have been anti-dilutive.

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

Fair  Value  of  Financial  Instruments  -  The  carrying  amount  of  financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximated fair value as of
March 31, 2005 because of the relatively short maturity of these instruments.

Recently Issued  Accounting  Pronouncements  - In December 2004, the FASB issued
Statement 123 (revised  2004),  Share-Based  Payment  (Statement  123(R)).  This
Statement requires that the costs of employee  share-based  payments be measured at fair  value on the  awards'  grant  date  using an  option-pricing  model and recognized in the financial  statements over the requisite service period.  This
Statement does not change the accounting for stock  ownership  plans,  which are subject  to  American  Institute  of  Certified  Public  Accountants  SOP  93-6,
"Employer's  Accounting for Employee Stock Ownership  Plans."  Statement  123(R)
supersedes  Opinion 25, Accounting for Stock Issued to Employees and its related interpretations,  and eliminates  the  alternative to use Opinion 25's intrinsic value method of accounting, which the Company is currently using.

Statement 123(R) allows for two alternative transition methods. The first method is the  modified  prospective  application  whereby  compensation  cost  for the portion of awards for which the requisite service has not yet been rendered that are  outstanding  as of the adoption date will be recognized  over the remaining service period.  The compensation  cost for that portion of awards will be based on the  grant-date  fair  value of those  awards  as  calculated  for pro  forma disclosures under Statement 123, as originally issued. All new awards and awards that are  modified,  repurchased,  or cancelled  after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified  retrospective  application,  which requires that the Company  restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of  adoption  of this  statement.  The Company is  currently  determining  which transition  method it will adopt and is evaluating the impact  Statement  123(R)
will have on its financial position,  results of operations,  EPS and cash flows when the Statement is adopted.

In November 2004, the FASB issued SFAS No. 151,  "Inventory Costs - an amendment of ARB No. 43" ("FAS 151"),  which is the result of its efforts to converge U.S.
accounting  standards for inventories with International  Accounting  Standards.
FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material  (spoilage) costs to be recognized as current-period  charges.  It also requires  that  allocation  of  fixed  production  overheads  to  the  costs  of conversion be based on the normal capacity of the production facilities. FAS No.
151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company has  evaluated  the impact of this standard on the consolidated financial statements,  and has determined that the current idle plant  capacity has been  accounted for  properly.  In December  2004,  the FASB issued SFAS No. 153 "Exchanges of Nonmonetary  Assets-- amendment of APB Opinion
No. 29".  Statement 153  eliminates the exception to fair value for exchanges of similar  productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not  expected  to result in  significant  changes  in the cash  flows of the reporting  entity.  This  statement is effective  for  exchanges of  nonmonetary assets  occurring  after June 15, 2005.  The  adoption of this  statement is not expected to have a material impact on the Company's financial position,  results of operations, or cash flows.

2. Inventories:

         Inventories consist of the following:

                            March 31,
                  --------------------------
                      2005           2004
                  -----------    -----------

Raw materials .   $ 1,690,000    $ 1,648,000
Work-in-process       174,000        335,000
Finished goods        167,000        171,000
Less reserve ..       (90,000)       (55,000)
                  -----------    -----------
                  $ 1,941,000    $ 2,099,000
                  ===========    ===========

Work-in-process  and  finished  goods  include raw  materials,  direct labor and manufacturing overhead at March 31, 2005 and 2004.

3.   Property, Plant and Equipment:

Property, plant and equipment consist of the following:

                                        March 31,
                                --------------------------
                                    2005           2004
                                -----------    -----------

Land ........................   $   148,000    $   148,000
Building ....................     1,260,000      1,260,000
Manufacturing equipment .....     1,268,000      1,228,000
Computer equipment ..........       329,000        301,000
Furniture and fixtures ......        75,000         74,000
                                -----------    -----------
                                  3,080,000      3,011,000
Less accumulated depreciation    (1,815,000)    (1,726,000)
                                -----------    -----------
                                $ 1,265,000    $ 1,285,000
                                ===========    ===========

4. Income Taxes:

The  components  of the provision for income taxes for the years ended March 31,
2005 and 2004 are as follows:

                                      March 31,
                              -----------------------
                                  2005         2004
                              ----------   ----------
  Current tax provision:
     Federal ...              $1,076,000   $  930,000
     State .....                 149,000      131,000
                              ----------   ----------
                               1,225,000    1,061,000
                              ----------   ----------
  Deferred tax provision:
     Federal ...                  32,000       95,000
     State .....                   4,000       13,000
                              ----------   ----------
                                  36,000      108,000
                              ----------   ----------

                              $1,261,000   $1,169,000
                              ==========   ==========

Deferred  taxes result from temporary  differences in the  recognition of income and expenses for  financial and income tax  reporting  purposes and  differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 2005 and 2004 are as follows:

                                        March 31,
                                 ----------------------
                                    2005         2004
                                 ---------    ---------

Depreciation and amortization    $(245,000)   $(189,000)
Accrued vacation .............      64,000       56,000
Bad debt expense .............      15,000       14,000
Inventory reserve ............      31,000       19,000
Warranty reserve .............       5,000        5,000
Other ........................      19,000       15,000
                                 ---------    ---------
Net deferred (liability)/asset   $(111,000)   $ (80,000)
                                 =========    =========

A reconciliation of the Company's income tax provision for the years ended March
31, 2005 and 2004,  and the amounts  computed  by  applying  statutory  rates to income before income taxes is as follows:

                                               March 31,
                                      --------------------------
                                          2005            2004
                                      -----------    -----------

Income taxes at statutory rates ...   $ 1,257,000    $ 1,220,000
State income taxes,
   net of federal benefit .........       114,000         99,000
Foreign sales corporation exemption       (47,000)       (49,000)
Other .............................       (63,000)      (101,000)
                                      -----------    -----------
                                      $ 1,261,000    $ 1,169,000
                                      ===========    ===========

5.   Stock Repurchase:

In June, 2003, the Company's Board of Directors approved a program to repurchase up to 300,000 shares of its outstanding common stock. Under the program,  shares may be purchased from time to time in the open market at prevailing prices or in negotiated  transactions off the market.  Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.

6.   Employee Benefit Plan:

The Company adopted a 401(k) plan effective  January 1, 2000.  Participation  is voluntary  and  employees  are eligible to  participate  at age 21 and after six months of employment with the Company. The Company matches 50% of the employee's contribution  up to 6% of the  employees  salary.  A  participant  vests  in the
Company's  contributions  at a rate of 25% per year, fully vesting at the end of the participant's fourth year of service. The Company contributed $58,000 to the plan for fiscal 2005 and $51,000 for fiscal 2004.

7.   Stockholders' Equity:

The State of Colorado has  eliminated  the ability of Colorado  corporations  to retain  treasury  stock.  As a result,  the Company  reduced common stock to its average share value and further reduced  retained  earnings for the remainder of the cost of treasury  stock  acquired in each  fiscal  year.  In the most recent fiscal year,  management  estimated that approximately 10% of the price paid for repurchased  shares was  attributable to the original  purchase of common stock, while the remainder was charged to retained earnings.

The Company  has adopted  incentive  stock  option  plans for the benefit of the
Company's key  employees,  excluding its outside  directors.  Under terms of the plans,  options  are granted at an amount not less than 100% of the bid price of the underlying  shares at the date of grant.  Options are exercisable for a term of five years and, during such term, may be exercised as follows: 25% after each year, and 100% anytime after the fourth year until the end of the fifth year.

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

On October 21, 1999,  the Company  adopted a new stock  compensation  plan.  The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company. A total of 300,000  shares of Common Stock were  reserved  for issuance  under the plan and are subject to terms as set by the Compensation  Committee of the Board of  Directors  at the time of grant.  On  October  18,  2004,  the  shareholders approved an amendment  to the plan to reserve an  additional  200,000  shares of
Common Stock for issuance under the plan.

All option plans have been approved by the stockholders of the Company.

The following is a summary of options granted under the plans:

                                                      FY 2005                               FY 2004
                                        ----------------------------------    ------------------------------------
                                                            WEIGHTED -                               WEIGHTED -
                                                          AVG EXERCISE                            AVG EXERCISE
                                            SHARES            PRICE                SHARES             PRICE
         Options outstanding at
           beginning of year                265,070            $5.77               323,295            $4.98
         Options granted                     93,600           $10.64                77,600            $7.28
         Options cancelled                  (20,200)           $7.08                (2,122)           $5.33
         Options exercised                  (96,703)           $5.07              (133,703)           $4.74
                                        -----------                               --------
         Options outstanding at
           end of year                      241,767            $7.82               265,070            $5.77
                                        ===========                               ========

         Options exercisable at
           end of year                       54,459            $5.80                77,595            $4.93

         Shares available for
          future option grant               263,700                                139,100

The following is a summary of information about stock options  outstanding as of
March 31, 2005:

                                               Options Outstanding                          Options Exercisable
                               -----------------------------------------------       -----------------------------
                                             Weighted - Average                     Weighted -
            Range of             Number           Remaining       Weighted -          Number           Average
            Exercise         Outstanding as      Contractual       Average       Exercisable as of      Exercise
             Prices             of 03/31/05      Life in Years  Exercise Price        03/31/05           Price
             ------             -----------      -------------  --------------   -----------------     -----------

         $3.75 - $ 5.91          86,067              4.1              $5.31            39,334           $5.21
         $6.26 - $ 7.00          58,500              4.6              $6.99            12,625           $6.99
         $9.20 - $13.03          97,200              5.8             $10.55             2,500           $9.20
         --------------         -------              ----            ------          --------          -------
         $3.75 - $13.03         241,767              4.9             $ 7.82            54,459           $5.80
         ==============         =======              ====            ======          ========          ======

8.   Segment Data:

The Company  adopted SFAS No. 131,  Disclosures  about Segments of an Enterprise and Related Information.  FAS 131 designates the internal reporting that is used by management for making  operating  decisions and assessing  performance as the source of the Company's  reportable  segments.  FAS 131 also requires disclosure about products and sources,  geographic areas and major  customers.  The Company aggregates  its  segments  as  one  reportable  segment  based  on  the  similar characteristics of their operations.

Revenues  related to operations in the U.S. and foreign  countries for the years ended March 31, 2005 and 2004,  are  presented  below.  Revenues  from  external customers are attributed to individual  countries  based upon locations to which the product is shipped or  exported.  Long-lived  assets  related to  continuing operations  in the U.S.  and foreign  countries  as of the years ended March 31,
2005 and 2004, are as follows:

                                                       Years Ended March 31,
                                                     -----------------------
                                                        2005         2004
                                                     ----------   ----------
Net revenues from unaffiliated customers:
         United States ...........................   $7,113,000   $6,598,000
         Foreign (no country exceeds 10% of total)   $2,928,000   $2,528,000

  Long-lived assets at end of year:
         United States ...........................   $5,473,000   $5,493,000

During  the  fiscal  year  ended  March  31,  2005,  one  customer   represented
approximately  15%  of  the  Company's  revenues  and  approximately  9% of  the
Company's accounts  receivable  balance.  During the fiscal year ended March 31,
2004 one customer  represented  approximately 12% of the Company's  revenues and approximately 11% of the Company's account receivable balances.

9.   Quarterly Results (unaudited):

Quarterly  financial  information  for  fiscal  2005 and 2004 is  summarized  as follows:

($ in thousands, except per share amounts)   First    Second   Third    Fourth
               2005                           Qtr.      Qtr.     Qtr.     Qtr.
----------------------------------           ------   ------   ------   ------

Net revenue ................                 $2,539   $2,337   $2,530   $2,634
Gross profit ...............                 $1,603   $1,451   $1,565   $1,700
Net income .................                 $  625   $  548   $  563   $  575
Earnings per share - basic .                 $  .20   $  .18   $  .18   $  .19
Earnings per share - diluted                 $  .20   $  .17   $  .18   $  .18

($ in thousands, except per share amounts)   First    Second   Third    Fourth
               2004                           Qtr.      Qtr.     Qtr.     Qtr.
----------------------------------           ------   ------   ------   ------

Net revenue ................                 $2,253   $2,276   $2,200   $2,397
Gross profit ...............                 $1,447   $1,374   $1,362   $1,514
Net income .................                 $  523   $  528   $  500   $  578
Earnings per share - basic .                 $  .17   $  .17   $  .16   $  .19
Earnings per share - diluted                 $  .17   $  .17   $  .16   $  .18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     We maintain  disclosure controls and procedures (as defined in Exchange Act
Rules  13a-15(e)  and  15d-15(e))  that are designed to ensure that  information required  to be  disclosed  by us in the  reports  we file or  submit  under the
Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported,  within the time periods  specified in the Securities and Exchange
Commission's  rules  and  forms and that such  information  is  accumulated  and communicated to our management,  including our principal executive and principal financial officers,  or persons performing similar functions,  as appropriate to allow  timely  decisions  regarding  required  disclosure.  Our Chief  Executive
Officer and Chief Financial  Officer  evaluated the  effectiveness of the design and  operation of our  disclosure  controls and  procedures as of the end of the period covered in this Annual Report of Form 10-KSB.  Based on that  evaluation, our Chief  Executive  Officer and Chief  Financial  Officer  concluded  that our disclosure controls and procedures were effective as of the end of such period.

     There  have  been  no  changes  in the  Company's  internal  controls  over financial  reporting  during the  quarter  ended March 31,  2005  identified  in connection  with the Company's  evaluation that has materially  affected,  or is reasonably  likely to materially  affect,  the Company's  internal controls over financial reporting.

     Management  currently  believes  that once it has  completed  its review of internal controls, as mandated by Section 404 of the Sarbanes-Oxley Act of 2002, that certain control  weaknesses will be identified,  including the inability of management to properly segment  accounting duties due to the limited size of its accounting  staff. Due to the constraints of the Company's size,  management may discover other similar areas of potential  control  weaknesses as its review and documentation of internal controls proceeds.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names,  addresses,  ages and terms of office of the  executive  officers and directors of the Company are:

Name and Address           Age              Office                          Term Expires(1)
----------------           ---              ------                           ------------

Luke R. Schmieder           62              President, Chief Executive          2005
12100 West Sixth Avenue                     Officer, Treasurer and
Lakewood, Colorado                          Director

Steven W. Peterson          48              Vice President-Finance,             2005
12100 West Sixth Avenue                     Chief Financial and Chief
Lakewood, Colorado                          Accounting Officer and
                                            Secretary

John J. Sullivan, Ph.D.     52              Vice President - Sales and          2005
12100 West Sixth Avenue                     Marketing
Lakewood, Colorado

Paul D. Duke                63              Director                            2005
12100 West Sixth Avenue
Lakewood, Colorado

H. Stuart Campbell          75              Director (2)(3)                     2005
12100 West Sixth Avenue
Lakewood, Colorado

Michael T. Brooks           56              Director (2)(3)                     2005
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

John J. Sullivan, Ph.D., Vice President-Sales and Marketing

     Dr.  Sullivan  received  his  Bachelor  of Science  degree in Biology  from
Western  Washington  University in 1976 and a Ph.D.  degree in Food Science from the  University of Washington in 1982.  From 1976 until 1980,  Dr.  Sullivan was employed as an  Analytical  Chemist at BioMed  Research  Labs,  (an  independent research and testing laboratory). In 1982, Dr. Sullivan joined the U.S. Food and
Drug Administration's Seattle District Laboratory as a Senior Research Scientist
and worked there until 1988. In 1988 Dr. Sullivan joined Varian,  Inc., (a major analytical instrument manufacturer) and served in various capacities in Research and  Development,  Sales and Marketing  Management  and in Business  Development
until 2004. Dr. Sullivan joined the company in October, 2004 in the role of Vice
President of Sales and Marketing.

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

H. Stuart Campbell, Director

     Mr.  Campbell   received  his  Bachelor  of  Science  degree  from  Cornell
University in 1951.  From 1960 through  September  1982, Mr.  Campbell served in various  capacities  for  Johnson  &  Johnson  and  Ethicon,  Inc.,  a  domestic subsidiary  of Johnson & Johnson.  From 1977 through  September  1982,  he was a
Company  Group  Chairman  with  Johnson & Johnson and served as Chief  Executive
Officer  and  Chairman  of the  Board  of  Directors  of eight  major  corporate subsidiaries.  Mr. Campbell owned and served as an officer of Highland Packaging
Labs, Inc., Somerville,  New Jersey (contract packaging business) until its sale
in  2002.   He  also   served  as  a  director  of  Atrix   Laboratories,   Inc.
(pharmaceutical and contract research and development company) until its sale in
2004.  Mr.  Campbell has served as a director of the Company  since May 1983 and devotes such time as is necessary to the affairs of the Company.

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

ITEM 10.  EXECUTIVE COMPENSATION.

     The following table, and its accompanying  explanatory footnotes,  includes annual and long-term  compensation  information on the Company's Chief Executive
Officer and Chief  Financial  Officer for  services  rendered in all  capacities during the fiscal years ended March 31, 2005, March 31, 2004 and March 31, 2003.
No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 2005 in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

 Name and Principal Position      Fiscal Year       Salary           Bonus(1)      Options Granted            Other Comp
----------------------------      -----------      --------          ---------    ----------------          --------------

 L. Schmieder, CEO                  2005           $122,287           $56,177           4,000                    $4,381
                                    2004           $118,514           $23,744           4,000                    $3,540
                                    2003           $113,885           $19,066           4,000                    $3,742

 S. Peterson, CFO                   2005           $ 91,030           $42,942           4,000                    $2,535
                                    2004           $ 87,928           $19,021           4,000                    $3,125
                                    2003           $ 84,528           $16,228           4,000                    $2,824

------

(1)  Reflects  bonus earned in fiscal  year,  but paid in the  following  fiscal year.

     The following  summary table sets forth  information  concerning  grants of stock  options made during the fiscal year ended March 31, 2005 to the Company's
Chief Executive Officer,  Chief Financial Officer and Vice President - Sales and
Marketing.

                        Option Grants in Last Fiscal Year
                        ---------------------------------

                           Percent of Total
                  Options  Options Granted          Exercise         Expiration
Name              Granted  in Fiscal Year            Price               Date
----              -------  --------------           -------          -------------

L. Schmieder      4,000               4%            $  9.89          July 26, 2014
S. Peterson       4,000               4%            $  9.89          July 26, 2009
J. Sullivan      20,000              21%            $ 12.56          Oct. 10, 2009 -
                                                                     Oct. 10, 2014

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

     On July 14, 2004,  Mr. Brooks and Mr.  Campbell,  outside  directors,  were granted  options to purchase  4,000  shares of common stock at $10.00 per share.
Mr. Duke,  a director  who retired from his position as an executive  officer in
March 2002,  was granted  4,000 shares of common stock at $10.00 per share.  Mr.
Schmieder,  the Company's  inside director was granted options to purchase 4,000 shares of common stock at a price of $9.89 per share on July 27, 2005.

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

     On October 21, 1999, the Company adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company. A total of 300,000  shares of Common Stock have been  reserved for issuance  under the plan and are subject to terms as set by the  Compensation  Committee  of the
Board of Directors at the time of grant.  On October 18, 2004, the  shareholders approved an amendment  to the plan to reserve an  additional  200,000  shares of
Common Stock for issuance under the plan.

     As of March 31,  2005,  options to purchase a total of 241,767  shares were outstanding, at exercise prices ranging from $3.75 to $13.03 per share. Further, as of March 31,  2005,  options to  purchase  an  aggregate  of  263,700  shares remained  available for grant under the Company's  stock option plans.  The plan adopted in September  1984 was terminated  effective June 1, 1993.  Options were granted  during the fiscal year ended March 31, 2005,  pursuant to the Company's incentive  stock option  plans,  to each of the  Company's  executive  officers.
Options to purchase  4,000 shares at $9.89 per share were granted to Mr.  Steven
W. Peterson,  Vice  President-Finance.  Mr. Luke R.  Schmieder,  President,  was
granted  options  to  purchase  4,000  shares at $9.89 per  share.  Mr.  John J.
Sullivan,  Ph.D.,  Vice  President-Sales  and Marketing,  was granted options to purchase 20,000 shares at $12.56 per share.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's common stock owned  beneficially as of March 31, 2005 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company's  officers and directors as a group.  This information gives effect to securities deemed  outstanding  pursuant to Rule 13d-3(d)(1) under the
Securities Exchange Act of 1934, as amended. As far as is known to management of the  Company,  no  person  owns  beneficially  more  than  five  percent  of the outstanding  shares of common  stock as of March  31,  2005  except as set forth below.

                                                        Amount and                  Percentage of
Name of Beneficial                                        Nature of                 Class Benefi-
          Owner                                       Beneficial Owner              cially Owned
----------------------                                ----------------              --------------
Luke R. Schmieder (1)                                   340,267  (2)                     11.2
Steven W. Peterson (1)                                   64,174  (3)                      2.1
Paul D. Duke (1)                                        111,466  (4)                      3.7
H. Stuart Campbell (1)                                   86,000  (5)                      2.8
Michael T. Brooks (1)                                    29,200  (6)                      1.0
FMR Corp. (10)                                          231,500  (8)                      7.6
Farnum Street Partners, L.P. (11)                       174,234  (9)                      5.7

All officers and                                        631,107  (7)                     20.5
directors as a group (5 in number)

(1)  The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)  Includes  4,000 shares which Mr.  Schmieder has the right to acquire within
     60 days by exercise of stock options.
(3)  Includes 1,000 shares which Mr. Peterson has the right to acquire within 60 days by exercise of stock options.
(4)  Includes  15,000  shares which Mr. Duke has the right to acquire  within 60 days by exercise of stock options.
(5)  Includes 4,000 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.
(6)  Includes  10,000 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(7)  Includes 34,000 shares which the officers and directors of the Company as a group  have the  right  to  acquire  within  60 days by  exercise  of stock options.
(8)  Based upon  information  set forth in schedule 13G filed by FMR Corp.  with the Securities and Exchange  Commission  dated February 14, 2005.  Fidelity
     Management & Research Company  ("Fidelity"),  a wholly-owned  subsidiary of
     FMR Corp., is the beneficial  owner of 231,500 shares as a result of acting as investment advisor to several investment companies. The ownership by one investment  company,  Fidelity  Low-Priced Stock Fund,  amounted to 231,500 shares.  Mr.  Edward C.  Johnson  3d, FMR  Corp.,  through  its  control of
     Fidelity, and the aforementioned investment companies each has the power to dispose of the 231,500 shares.
(9)  Based upon  information  set forth in schedule  13D filed by Farnum  Street
     Partners,  L.P. with the Securities and Exchange  Commission dated February
     24, 2005,  Farnum Street Partners,  L.P., a Minnesota  Limited  Partnership
     ("the  Fund"),  has sole  dispositive  and voting  power as to all  174,234 shares. The Fund, whose principal business  activities involve investing in equity securities of publicly traded  companies,  as well as other types of securities,  is the beneficial owner of such shares, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934.
(10) The business address is 82 Devonshire Street, Boston, MA 02109.
(11) The business address is 3033 Excelsior Boulevard,  Suite 300,  Minneapolis,
     MN 55416.

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

         (23)(i)  Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-89808, 333-02074, 333-18161, 333-48556 and
                  333-122911) of their report dated April 29, 2005, included in the Registrant's Report on Form 10-KSB for the fiscal year ended March 31, 2005.

         (31.1)   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

         (31.2)   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

         (32.1)   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

         (32.2)   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(b)      Reports on Form 8-K.  On February 2, 2005, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1.   AUDIT FEES

Ehrhardt  Keefe  Steiner & Hottman  PC's  fees for the  Company's  2004 and 2005 annual audits and reviews of the  Company's  quarterly  financial  statements or services  that are  normally  provided  by the  accountant  in  connection  with statutory or regulatory  filings or engagements were  approximately  $57,750 and
$56,725, respectively.

2.   AUDIT RELATED FEES

Ehrhardt Keefe Steiner & Hottman PC did not render any audit related services to the Company in 2004 and 2005.

3.   TAX FEES

Ehrhardt Keefe Steiner & Hottman PC's fees for tax  preparation  services to the
Company for 2004 and 2005 were approximately $7,500 and $7,900, respectively.

4.   ALL OTHER FEES

Ehrhardt Keefe Steiner & Hottman PC's fees for all other services to the Company for 2004 and 2005 were approximately $14,000 and $2,910, respectively.  The 2004 fees were paid for a review of prior year tax  preparation  work.  The 2005 fees were paid for review of S-8 filing documents.

5.   The Audit  Committee  approved all services  performed by Ehrhardt,  Keefe,
     Steiner & Hottman PC.

SIGNATURES

In  accordance  with  Section 13 or 15(d) of the Exchange  Act,  the  registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  MESA LABORATORIES, INC.
                                               -----------------------------
                                                  Registrant

Date: June 21, 2005                            By:  /s/Luke R. Schmieder
      -------------                               ------------------------------------
                                                      Luke R. Schmieder, President

In  accordance  with the Exchange  Act, this report has been signed below by the following  persons on behalf of the  registrant and in the capacities and on the dates indicated.

          Name                                       Title                                  Date
          ----                                       -----                                  ----

/s/Luke R. Schmieder                President, Chief Executive Officer,                 June 21, 2005
----------------------------                                                            --------------
Luke R. Schmieder                   Treasurer and Director

/s/Steven W. Peterson               Vice President, Finance, Chief Financial            June 21, 2005
-----------------------------                                                           -------------
Steven W. Peterson                     and Chief Accounting Officer and Secretary

/s/John J. Sullivan, Ph.D.          Vice President, Sales and Marketing                 June 21, 2005
-----------------------------                                                           -------------
John J. Sullivan, Ph.D.

/s/Paul D. Duke                     Director                                            June 21, 2005
-------------------------------                                                         -------------
Paul D. Duke

/s/H. Stuart Campbell               Director                                            June 21, 2005
-----------------------------                                                           --------------
H. Stuart Campbell

/s/Michael T. Brooks                Director                                            June 21, 2005
-----------------------------                                                           -------------
Michael T. Brooks

EXHIBITS INDEX
--------------

(23)(i) Consent of Ehrhardt Keefe Steiner & Hottman PC,  independent  registered
        public   accounting  firm,  to  the   incorporation  by  reference  in  the
        Registration  Statements  on Form S-8 (file  numbers  33-89808,  333-02074,
        333-18161,  333-48556 and 333-122911) of their report dated April 29, 2005, included  in the  Registrant's  Report on Form  10-KSB for the fiscal  year ended March 31, 2005.

(31.1)   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)   Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)   Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.