Form 10QSB
period 2005-06-30
MESA LABORATORIES INC /CO
filed 2005-08-12
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission File Number 0-11740

MESA LABORATORIES, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

COLORADO	84-0872291
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12100 WEST SIXTH AVENUE, LAKEWOOD, COLORADO	80228
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (303) 987-8000

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act, during the past 12 months and (2) has been subject to the filing requirements for the past 90 days.  Yes ☒   No ☐.

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,034,595 shares of the Issuer’s common stock, no par value, outstanding as of June 30, 2005.

ITEM 1.	FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2005	MARCH 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,695,000	$4,978,000
Short-term Investments	1,878,000	1,904,000
Accounts Receivable, Net	1,540,000	1,992,000
Inventories	2,065,000	1,941,000
Prepaid Expenses and Other	170,000	308,000

TOTAL CURRENT ASSETS	11,348,000	11,123,000
PROPERTY, PLANT & EQUIPMENT, NET	1,279,000	1,265,000
OTHER ASSETS
Goodwill and Other	4,208,000	4,208,000

TOTAL ASSETS	$16,835,000	$16,596,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$262,000	$262,000
Accrued Salaries & Payroll Taxes	388,000	558,000
Other Accrued Expenses	100,000	90,000
Taxes Payable	191,000	72,000

TOTAL CURRENT LIABILITIES	941,000	982,000
LONG TERM LIABILITIES
Deferred Income Taxes Payable	235,000	235,000
STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,034,595 shares (6/30/05) and 3,038,822 shares (3/31/05)	1,329,000	1,335,000
Retained Earnings	14,330,000	14,044,000

TOTAL STOCKHOLDERS’ EQUITY	15,659,000	15,379,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,835,000	$16,596,000

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Sales	$2,440,000	$2,539,000

Cost of Goods Sold	902,000	936,000
Selling, General & Administrative	660,000	563,000
Research and Development	89,000	94,000
Other (Income) and Expenses	(39,000)	(15,000)

	1,612,000	1,578,000

Earnings Before Income Taxes	828,000	961,000
Income Taxes	288,000	336,000

Net Income	$540,000	$625,000

Net Income Per Share (Basic)	$.18	$.20

Net Income Per Share (Diluted)	$.17	$.20

Average Common Shares Outstanding (Basic)	3,038,000	3,071,000

Average Common Shares Outstanding (Diluted)	3,131,000	3,171,000

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004
Cash Flows From Operating Activities:
Net Income	$540,000	$625,000
Depreciation and Amortization	23,000	23,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	452,000	(312,000)
(Increase) Decrease in Inventories	(124,000)	9,000
(Increase) Decrease in Prepaid Expenses	138,000	119,000
Increase (Decrease) in Accounts Payable	—	23,000
Increase (Decrease) in Accrued Liabilities	(41,000)	108,000

Net Cash (Used) Provided by Operating Activities	988,000	595,000

Cash Flows From Investing Activities:
Short-term Investments Redeemed	26,000	39,000
Capital Expenditures, Net of Retirements	(37,000)	—

Net Cash (Used) Provided by Investing Activities	(11,000)	39,000

Cash Flows From Financing Activities:
Dividends Paid	(182,000)	(154,000)
Treasury Stock Purchases	(80,000)	(94,000)
Proceeds From Stock Options Exercised	2,000	12,000

Net Cash (Used) Provided by Financing Activities	(260,000)	(236,000)

Net Increase (Decrease) In Cash and Cash Equivalents	717,000	398,000

Cash and Cash Equivalents at Beginning of Period	4,978,000	4,670,000

Cash and Cash Equivalents at End of Period	$5,695,000	$5,068,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2005 AND 2004

NOTE A. SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10KSB, at March 31, 2005.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

NOTE B. STOCK BASED COMPENSATION

The Company has stock based compensation plans, which are described more fully in Note 7 of the Company’s annual report on Form 10KSB, at March 31, 2005. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in fiscal 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share for the fiscal first quarter would have been reduced to the pro forma amount indicated below:

	June 30,
	2005	2004
Net income - as reported	$540,000	$625,000
Add: Stock based employee compensation expense included in net income, net of related tax effects	—	—
Less: Total stock based compensation expense determined under fair value based method for all awards net of related tax effects	(107,000)	—

Net income - pro forma	$433,000	$625,000
Income per basic share - as reported	$.18	$.20
Income per basic share - pro forma	$.14	$.20
Income per diluted share - as reported	$.17	$.20
Income per diluted share - pro forma	$.14	$.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing. During the first quarter of fiscal 2005, no options were issued. For fiscal 2006, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions used for grants: dividend yield of approximately 3.55%, expected volatility of approximately 36%, discount rate of 3.73%-4.13% and expected lives of 5 to 10 years.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Financial Indicators

For The Quarters Ended June 30,

	2005	2004	2003	2002
Cash and Investments	$7,573,000	$7,127,000	$5,580,000	$4,163,000
Trade Receivables	$1,594,000	$1,933,000	$1,793,000	$1,819,000
Days Sales Outstanding	50	63	68	73
Inventory	$2,065,000	$2,090,000	$2,277,000	$2,421,000
Inventory Turns	1.8	1.8	1.4	1.3
Working Capital	$10,407,000	$10,492,000	$9,245,000	$8,420,000
Current Ratio	12:1	14:1	15:1	19:1
Average Return On:
Stockholder Investment(1)	13.9%	16.0%	14.3%	12.0%
Assets	12.9%	15.2%	13.7%	11.5%
Invested Capital (2)	25.3%	28.3%	22.0%	16.4%
Net Sales	$2,440,000	$2,539,000	$2,253,000	$2,052,000
Gross Profit	$1,538,000	$1,603,000	$1,447,000	$1,241,000
Gross Margin	63%	63%	64%	60%
Operating Income	$789,000	$946,000	$794,000	$610,000
Operating Margin	32%	37%	35%	30%
Net Profit	$540,000	$625,000	$523,000	$420,000
Net Profit Margin	22%	25%	23%	20%
Earnings Per Diluted Share	$.17	$.20	$.17	$.12
Capital Expenditures(Net)	$37,000	$—	$2,000	$23,000
Head Count	50.5	48.5	47.5	49.5
Sales Per Employee (Annualized)	$193,000	$209,000	$190,000	$166,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.

(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. The Current Ratio, while very healthy, has been decreasing. This change is due to a number of factors including the impact on cash of stock buybacks and the special dividend; lower inventory and increased accounts payable due to higher sales levels; and higher bonus accruals due to the higher sales level.

Results of Operations

Net Sales

Net sales for the first quarter of fiscal 2006 decreased four percent from fiscal 2005. In real dollars, net sales of $2,440,000 in fiscal 2006 decreased $99,000 from $2,539,000 in 2005.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. During the first quarter of fiscal years 2006 and 2005 our Company had parts and service revenue of $663,000 and $726,000. As a percentage of total revenue, parts and service revenues were 27% in 2006 and 29% in 2005.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past three fiscal years, general economic conditions have been improving, and capital spending has also been increasing. New products released to the market over the past three fiscal years include the Datatrace Micropack III temperature loggers during the middle of fiscal 2003 and the Datatrace Micropack III humidity and pressure loggers at the end of fiscal 2004. All three loggers, temperature, humidity and pressure, utilize a common PC Interface system and operating software. For this reason, we believe that some customer purchasing decisions were probably delayed from fiscal 2004 into fiscal 2005, as those customers awaited introduction of the humidity and pressure loggers. For fiscal first quarter 2006 and 2005, product sales for our company were $1,777,000 and $1,813,000.

Over the fiscal first quarter, our medical revenues increased three percent compared to the prior period. This increase was due to higher sales of meter products and parts and service. Currently, research and development efforts are in process to further enhance this line of products. Currently, the Company’s latest development effort is completing customer trials and introduction is expected late in the fiscal second quarter.

During the fiscal first quarter, sales of the Datatrace brand of products decreased 10 percent from the prior year. At the end of fiscal 2004, we released our latest version of user software and shipped initial units of the Micropack III humidity and pressure loggers to customers. Regular shipments of these products began in the first quarter of fiscal 2005 adding some backlogged customer demand to the year ago quarterly sales. During the first quarter of fiscal 2006, new order volume and parts and service demand remained strong for Datatrace products, but heavier than usual personnel turn over slowed actual shipments during the quarter. This problem should be rectified during the second fiscal quarter of this year.

During the fiscal first quarter, sales of the Nusonics line of ultrasonic fluid measurement systems decreased by 10 percent. At this time Nusonics products still contribute less than 10 percent of our total sales.

Cost of Sales

Cost of sales as a percent of net sales during the first fiscal quarter increased 0.1 percent from fiscal 2005 to 37.0 percent. Most of our products enjoy gross margins in excess of 55%. Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced a higher growth rate in its medical sales, which led to a slight increase in cost of goods sold expense as a percent of sales compared to the prior year period. In addition we saw a decrease in Datatrace export sales as a percent of sales. Export products are sold at a discount to the Company’s international distributors and produce a lower gross margin, thus a decrease in export sales would be expected to increase gross margins.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $244,000 for the fiscal first quarter and were unchanged from the prior year quarter.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions. Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs. Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs. One other major influence on sales and marketing costs is the mix of domestic medical sales to all other domestic sales. Domestic medical sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the independent representative sales channels utilized by our other products.

During the first quarter of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturers representatives to our own direct sales force. This change is expected to give us increased sales effort and better control of the selling effort. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position. These new hires, along with initial training was executed during June. For this reason, sales and marketing costs for the first quarter of fiscal 2006 increased significantly. As the year progresses, we expect to see a decrease in outside commissions which will partially off-set the costs of our new sales personnel. We would also expect to benefit from higher sales later in the year due to the increased sales effort provided by our new sales staff.

In dollars, selling costs were $416,000 in the first fiscal quarter and $319,000 in the same prior year quarter. As a percent of sales, selling cost was 17.0% in the current quarter and 12.6% in the prior year quarter. During the current fiscal quarter, most of the increase in selling expense was due to an increase in costs associated with the changes to domestic distribution of Datatrace logging products as described previously.

Research and Development

Company sponsored research and development cost was $89,000 during the first fiscal quarter and $94,000 during the previous year period. We are currently trying to execute a strategy of increasing the flow of internally developed products. This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third Datatrace logging product early in fiscal 2005. Introduction of a new meter product to the dialysis market is expected late in the second fiscal quarter of this year.

Net Income

Net income decreased 14 percent to $540,000 or $.17 per share on a diluted basis during the quarter from $625,000 or $.20 per share on a diluted basis in the previous year period. Net income declined due primarily to the decrease in revenues and the increase in sales and marketing costs as highlighted previously.

Liquidity and Capital Resources

On June 30, 2005, we had cash and short term investments of $7,573,000. In addition, we had other current assets totaling $3,775,000 and total current assets of $11,348,000. Current liabilities of our Company were $941,000 which resulted in a current ratio of 12:1.

Our Company has made capital acquisitions during the first fiscal quarter of $37,000. We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand.

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2005, a quarterly dividend of $.06 per common share was paid to shareholders of record on June 1, 2005.

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

Contractual Obligations

At June 30, 2005 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

Forward Looking Statements

All statements other than statements of historical fact included in this annual report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; the discontinuance of the practice of dialyzer reuse; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy. We do not intend to update these forward looking statements. You are advised to review the “Additional Cautionary Statements” provided in our Company’s most recent Form 10-KSB filing with the SEC for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Actual results could differ materially from those estimates.

We believe that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, and valuation of long-lived assets. These policies, and the Company’s procedures related to these policies, are described in detail below.

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

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin at “Item 7. Financial Statements” of the Annual Report on Form 10-KSB which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

ITEM 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-QSB. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2005 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management currently believes that once it has completed its review of internal controls, as mandated by Section 404 of the Sarbanes–Oxley Act of 2002, that certain control weaknesses will be identified, including the inability of management to properly segment accounting duties due to the limited size of its accounting staff. Due to the constraints of the Company’s size, management may discover other similar areas of potential control weaknesses as its review and documentation of internal controls proceeds.

PART II-OTHER INFORMATION

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the first quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 1-30, 2005	1,146	$12.22	153,982	146,018
May 1–31, 2005	790	$12.47	154,772	145,228
June 1–30, 2005	4,437	$12.51	159,209	140,791

Total First Quarter	6,373	$12.45

On June 19, 2003, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

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

On May 17, 2005, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and twelve months ended March 31, 2005.

MESA LABORATORIES, INC.

JUNE 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED: August 12, 2005	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
President, Chief Executive Officer,
Treasurer and Director

DATED: August 12, 2005	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and
Secretary