Form 10QSB
period 2005-09-30
MESA LABORATORIES INC /CO
filed 2005-11-14
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

There were 2,942,279 shares of the Issuer’s common stock, no par value, outstanding as of September 30, 2005.

ITEM 1.	FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	SEPT 30, 2005	MARCH 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,317,000	$4,978,000
Short-term Investments	1,798,000	1,904,000
Accounts Receivable, Net	2,122,000	1,992,000
Inventories	2,262,000	1,941,000
Prepaid Expenses and Other	230,000	308,000

TOTAL CURRENT ASSETS	10,729,000	11,123,000
PROPERTY, PLANT & EQUIPMENT, NET	1,280,000	1,265,000
OTHER ASSETS
Goodwill and Other	4,208,000	4,208,000

TOTAL ASSETS	$16,217,000	$16,596,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$358,000	$262,000
Accrued Salaries & Payroll Taxes	437,000	558,000
Other Accrued Expenses	77,000	90,000
Taxes Payable	45,000	72,000

TOTAL CURRENT LIABILITIES	917,000	982,000
LONG TERM LIABILITIES
Deferred Income Taxes Payable	235,000	235,000
STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 2,942,279 shares (9/30/05) and 3,038,822 shares (3/31/05)	1,230,000	1,335,000
Retained Earnings	13,835,000	14,044,000

TOTAL STOCKHOLDERS’ EQUITY	15,065,000	15,379,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,217,000	$16,596,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended Sept. 30, 2005	Three Months Ended Sept. 30, 2004
Sales	$2,961,000	$2,337,000

Cost of Goods Sold	999,000	886,000
Selling, General & Administrative	716,000	556,000
Research and Development	75,000	76,000
Other (Income) and Expenses	(48,000)	(22,000)

	1,742,000	1,496,000

Earnings Before Income Taxes	1,219,000	841,000

Income Taxes	418,000	293,000

Net Income	$801,000	$548,000

Net Income Per Share (Basic)	$.27	$.18

Net Income Per Share (Diluted)	$.26	$.17

Average Common Shares Outstanding (Basic)	3,015,000	3,072,000

Average Common Shares Outstanding (Diluted)	3,101,000	3,176,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended Sept. 30, 2005	Six Months Ended Sept. 30, 2004
Sales	$5,401,000	$4,876,000

Cost of Goods Sold	1,901,000	1,822,000
Selling, General & Administrative	1,376,000	1,118,000
Research and Development	164,000	170,000
Other (Income) and Expenses	(87,000)	(37,000)

	3,354,000	3,073,000

Earnings Before Income Taxes	2,047,000	1,803,000

Income Taxes	706,000	629,000

Net Income	$1,341,000	$1,174,000

Net Income Per Share (Basic)	$.44	$.38

Net Income Per Share (Diluted)	$.43	$.37

Average Common Shares Outstanding (Basic)	3,026,000	3,072,000

Average Common Shares Outstanding (Diluted)	3,113,000	3,167,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended Sept. 30, 2005	Six Months Ended Sept. 30, 2004
Cash Flows From Operating Activities:
Net Income	$1,341,000	$1,174,000
Depreciation and Amortization	46,000	47,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	(130,000)	73,000
(Increase) Decrease in Inventories	(321,000)	56,000
(Increase) Decrease in Prepaid Expenses	78,000	(33,000)
Increase (Decrease) in Accounts Payable	96,000	10,000
Increase (Decrease) in Accrued Liabilities	(161,000)	(78,000)

Net Cash Provided by Operating Activities	949,000	1,249,000

Cash Flows From Investing Activities:
(Increase) Decrease in Short-term Investments	106,000	111,000
Capital Expenditures, Net of Retirements	(62,000)	(5,000)

Net Cash (Used) Provided by Investing Activities	44,000	106,000

Cash Flows From Financing Activities:
Dividends Paid	(365,000)	(308,000)
Treasury Stock Purchases	(1,317,000)	(252,000)
Proceeds From Stock Options Exercised	28,000	69,000

Net Cash (Used) Provided by Financing Activities	(1,654,000)	(491,000)

Net Increase (Decrease) In Cash and Equivalents	(661,000)	864,000

Cash and Cash Equivalents at Beginning of Period	4,978,000	4,670,000

Cash and Cash Equivalents at End of Period	$4,317,000	$5,534,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2005 AND 2004

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

NOTE B. STOCK BASED COMPENSATION

The Company has stock based compensation plans, which are described more fully in Note 7 of the Company’s annual report on Form 10KSB, at March 31, 2005. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in fiscal 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share for the fiscal second quarter and year-to-date would have been reduced to the pro forma amounts indicated below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income – as reported	$801,000	$548,000	$1,341,000	$1,174,000
Add: Stock based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards, Net of related tax effects	2,000	68,000	109,000	68,000

Net income – pro forma	$799,000	$480,000	$1,232,000	$1,106,000
Income per basic share – as reported	$.27	$.18	$.44	$.38
Income per basic share – pro forma	$.27	$.16	$.41	$.36
Income per diluted share – as reported	$.26	$.17	$.43	$.37
Income per diluted share – pro forma	$.26	$.15	$.40	$.35

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 3.47% to 3.55%(2006) and 3.59%(2005); expected volatility of approximately 36% (2006) and 19% (2005); discount rate of 3.73% to 4.24% (2006)and 3.74% to 4.62%(2005); and expected lives of 5 to 10 years.

NOTE C. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the three and six month periods ended September 30, 2005, and 2004:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net income available for shareholders	$801,000	$548,000	$1,341,000	$1,174,000
Weighted avg. outstanding shares of common stock	3,015,000	3,072,000	3,026,000	3,072,000
Dilutive effect of stock options	86,000	104,000	87,000	95,000
Common stock and equivalents	3,101,000	3,176,000	3,113,000	3,167,000
Earnings per share:
Basic	$.27	$.18	$.44	$.38
Diluted	$.26	$.17	$.43	$.37

For the three months and six months ended September 30, 2004 and 2005, no shares and 6,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Key Financial Indicators

For The Six Month Ended September 30,

	2005	2004	2003	2002
Cash and Investments	$6,115,000	$7,521,000	$6,020,000	$4,684,000
Trade Receivables	$2,182,000	$1,553,000	$1,686,000	$2,043,000
Days Sales Outstanding	63	58	62	72
Inventory	$2,262,000	$2,043,000	$2,208,000	$2,487,000
Inventory Turns	1.8	1.8	1.6	1.4
Working Capital	$9,812,000	$10,804,000	$9,607,000	$9,017,000
Current Ratio	12:1	19:1	20:1	16:1
Average Return On:
Stockholder Investment (1)	17.6%	14.9%	14.2%	15.1%
Assets	16.3%	14.2%	13.7%	14.3%
Invested Capital (2)	29.9%	26.8%	22.2%	21.1%
Net Sales	$5,401,000	$4,876,000	$4,529,000	$4,484,000
Gross Profit	$3,500,000	$3,055,000	$2,821,000	$2,794,000
Gross Margin	65%	63%	62%	62%
Operating Income	$1,960,000	$1,766,000	$1,607,000	$1,590,000
Operating Margin	36%	36%	36%	36%
Net Profit	$1,341,000	$1,174,000	$1,052,000	$1,081,000
Net Profit Margin	25%	24%	23%	24%
Earnings Per Diluted Share	$.43	$.37	$.33	$.32
Capital Expenditures(Net)	$62,000	$5,000	$16,000	$56,000
Head Count	51.5	47.5	47.5	46.5
Sales Per Employee (Annualized)	$210,000	$205,000	$191,000	$193,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.

(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. A review of the table above shows an increase in Trade Receivables which were due to the increase in sales in the most recent quarter and a small increase in the Days Sales Outstanding average. The Current Ratio at the end of the most recent period, while remaining at a very healthy level, also declined due to a decrease in cash assets. The decrease in cash assets was due to increased common stock buy backs during the most recent quarter.

Results of Operations

Net Sales

Net sales for the second quarter of fiscal 2006 increased 27 percent from fiscal 2005. In real dollars, net sales of $2,961,000 in fiscal 2006 increased $624,000 from $2,337,000 in 2005.

Net sales for the first six months of fiscal 2006 increased 11 percent from fiscal 2005. In real dollars, net sales of $5,401,000 in fiscal 2006 increased $525,000 from $4,876,000 in 2005.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. During the six months of fiscal years 2006 and 2005 our Company had parts and service revenue of $1,496,000 and $1,414,000. As a percentage of total revenue, parts and service revenues were 28% in 2006 and 29% in 2005.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past two fiscal years, general economic conditions have been improving and capital spending has also been rising. New products released to the market over the past two fiscal years include the Datatrace Micropack III temperature loggers during the middle of fiscal 2003 and the Datatrace Micropack III humidity and pressure loggers at the end of fiscal 2004. All three loggers, temperature, humidity and pressure, utilize a common PC Interface system and operating software. For this reason, we believe that some customer purchasing decisions were probably delayed into fiscal 2005, as those customers awaited introduction of the humidity and pressure loggers. For the first six months of fiscal years 2006 and 2005 product sales for our company were $3,905,000 and $3,462,000.

Over the fiscal second quarter and six month periods, our medical revenues increased 16 percent and 10 percent compared to the prior periods. This increase was due to higher sales of meters, solutions and service. Currently, research and development efforts are in process to further enhance this line of products.

During the fiscal second quarter and six month periods, sales of the Datatrace brand of products increased 44 percent for the quarter and increased 15 percent during the first six months compared to the prior year. At the end of fiscal 2004, we released our latest version of user software and shipped initial units of the Micropack III humidity and pressure loggers to customers. These new products allow customers who measure more than one parameter in their process to program and retrieve data from the same PC Interface device.

During the fiscal second quarter and six month periods, sales of the Nusonics line of ultrasonic fluid measurement systems decreased by eight percent and by nine percent compared to the prior year periods. At this time, Nusonics products still contribute less than 10 percent of our total sales.

Cost of Sales

Cost of sales as a percent of net sales during the second fiscal quarter decreased 4.2 percent from fiscal 2005 to 33.7 percent. For the first six months of the fiscal year, cost of sales as a percent of net sales decreased 2.2 percent to 35.2 percent of sales. Most of our products enjoy gross margins in excess of 55%. Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced a higher growth rate in its Datatrace sales, while sales of Nusonics products declined, which led to a large decrease in cost of goods sold expense as a percent of sales compared to the prior year period.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $231,000 for the fiscal second quarter and $239,000 in the prior year quarter, which represents a $8,000 or three percent decrease from fiscal 2005 to fiscal 2006. Higher bonus and commission costs were off-set by lower auditor’s fees during the quarter. For the first six months of the fiscal year, administrative costs were $475,000 and $483,000 in the prior year period, which represents an $8,000 or two percent decrease from fiscal 2005 to fiscal 2006. This decrease was incurred during the current quarter.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions. Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs. Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs. One other major influence on sales and marketing costs is the mix of domestic medical sales to all other domestic sales. Domestic medical sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the sales channels utilized by our other products.

During the first quarter of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturers representatives to our own direct sales force. This change is expected to give us increased sales effort and better control of the selling effort. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position. These new hires, along with initial training was executed during June. For this reason, sales and marketing costs for the first six months of fiscal 2006 increased significantly. As the year progresses, we expect to see a decrease in outside commissions which will partially off-set the costs of our new sales personnel. We would also expect to benefit from higher sales levels as the year progresses due to the increased sales effort provided by our new sales staff.

In dollars, selling costs were $485,000 in the second fiscal quarter and $317,000 in the same prior year quarter. As a percent of sales, selling cost were 16.4% in the current quarter and 13.6% in the prior year quarter. In dollars, selling costs were $901,000 in the first six months of the current fiscal year and $635,000 in the same prior year period. As a percent of sales, selling cost were 16.7% in the current period and 13.0% in the prior year period. During the current fiscal quarter and six month period, most of the increase in selling expense was due to increased costs associated with the Datatrace logging products and is specifically associated with increased compensation and travel costs for those products. These increases in costs of Datatrace product marketing and sales are due to our conversion to direct sales of these products along with the hiring of a new Vice President of Sales and Marketing position in October of 2005.

Research and Development

Company sponsored research and development cost was $75,000 during the second fiscal quarter and $76,000 during the previous year period. For the first six months of the current fiscal year costs were $164,000 during the current period and compared to $170,000 during the prior year period. We are currently trying to execute a strategy of increasing the flow of internally developed products. This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third Datatrace logging product early in fiscal 2005. Introduction of a new meter product to the dialysis market is expected during the second half of this fiscal year. We have recently initiated programs to develop at least two new sensors in the Datatrace line.

Net Income

Net income increased 46 percent to $801,000 or $.26 per share on a diluted basis during the second quarter from $548,000 or $.17 per share on a diluted basis in the previous year period. Net income increased 14 percent to $1,341,000 or $.43 per share on a diluted basis for the current six month period from $1,174,000 or $.37 per share on a diluted basis in the previous year period. Net income growth was due primarily to the increase in revenues.

Liquidity and Capital Resources

On September 30, 2005, we had cash and short term investments of $6,115,000. In addition, we had other current assets totaling $4,614,000 and total current assets of $10,729,000. Current liabilities of our Company were $917,000 which resulted in a current ratio of 12:1.

Our Company has made capital acquisitions of $62,000 during the first six months of the current fiscal year. We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historically low points, or during times when selling activity in the stock is out of balance with buying demand. During the first six months of the current fiscal year we have repurchased 106,397 common shares at an approximate cost of $1,317,000 with 100,024 of those common shares being repurchased at an approximate cost of $1,237,000 in the most recent quarter.

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2005 and September 15, 2005, quarterly dividends of $.06 per common share were paid to shareholders of record on June 1, 2005 and September 1, 2005.

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

Contractual Obligations

At September 30, 2005 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

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

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin at “Item 7. Financial Statements” of this Annual Report on Form 10-KSB which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2005 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the second quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 1 - 31, 2005	6,844	$13.16	166,053	133,947
Aug. 1 - 31, 2005	2,322	$12.23	168,375	131,625
Sept. 1 - 30, 2005	90,858	$12.31	259,233	40,767

Total Second Qtr.	100,024	$12.37

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

On August 9, 2005, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended June 30, 2005.

MESA LABORATORIES, INC.

SEPTEMBER 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

                    (Issuer)

DATED:	November 14, 2005	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
President, Chief Executive Officer,
Treasurer and Director

DATED:	November 14, 2005	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and
Secretary