Form 10QSB
period 2005-12-31
MESA LABORATORIES INC /CO
filed 2006-02-14
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 2,955,173 shares of the Issuer’s common stock, no par value, outstanding as of December 31, 2005.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

ITEM 1.	FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	DEC 31, 2005	MARCH 31, 2005
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,754,000	$4,978,000
Short-term Investments	1,772,000	1,904,000
Accounts Receivable, Net	1,891,000	1,992,000
Inventories	2,355,000	1,941,000
Prepaid Expenses and Other	346,000	308,000

TOTAL CURRENT ASSETS	10,118,000	11,123,000
PROPERTY, PLANT & EQUIPMENT, NET	1,282,000	1,265,000
OTHER ASSETS
Goodwill and Other	4,208,000	4,208,000

TOTAL ASSETS	$15,608,000	$16,596,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$120,000	$262,000
Accrued Salaries & Payroll Taxes	487,000	558,000
Other Accrued Expenses	78,000	90,000
Taxes Payable	57,000	72,000

TOTAL CURRENT LIABILITIES	742,000	982,000
LONG TERM LIABILITIES
Deferred Income Taxes Payable	235,000	235,000
STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding,
2,955,173 shares (12/31/05)and 3,038,822 shares (3/31/05)	1,381,000	1,335,000
Retained Earnings	13,250,000	14,044,000

TOTAL STOCKHOLDERS’ EQUITY	14,631,000	15,379,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,608,000	$16,596,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended Dec. 31, 2005	Three Months Ended Dec. 31, 2004
Sales	$2,741,000	$2,530,000

Cost of Goods Sold	1,046,000	965,000
Selling, General & Administrative	667,000	630,000
Research and Development	106,000	95,000
Other (Income) and Expenses	(50,000)	(25,000)

	1,769,000	1,665,000

Earnings Before Income Taxes	972,000	865,000
Income Taxes	335,000	302,000

Net Income	$637,000	$563,000

Net Income Per Share (Basic)	$.22	$.18

Net Income Per Share (Diluted)	$.21	$.18

Average Common Shares Outstanding (Basic)	2,952,000	3,052,000

Average Common Shares Outstanding (Diluted)	3,033,000	3,154,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended Dec. 31, 2005	Nine Months Ended Dec. 31, 2004
Sales	$8,143,000	$7,406,000

Cost of Goods Sold	2,948,000	2,786,000
Selling, General & Administrative	2,043,000	1,748,000
Research and Development	270,000	266,000
Other (Income) and Expenses	(136,000)	(61,000)

	5,125,000	4,739,000

Earnings Before Income Taxes	3,018,000	2,667,000
Income Taxes	1,040,000	931,000

Net Income	$1,978,000	$1,736,000

Net Income Per Share (Basic)	$.66	$.57

Net Income Per Share (Diluted)	$.64	$.55

Average Common Shares Outstanding (Basic)	3,001,000	3,065,000

Average Common Shares Outstanding (Diluted)	3,073,000	3,147,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Dec. 31, 2005	Nine Months Ended Dec. 31, 2004
Cash Flows From Operating Activities:
Net Income	$1,978,000	$1,736,000
Depreciation and Amortization	69,000	71,000
Tax Benefit Attributable To Stock Option Exercises	33,000	—
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	101,000	8,000
(Increase) Decrease in Inventories	(414,000)	43,000
(Increase) Decrease in Prepaid Expenses	(38,000)	(33,000)
Increase (Decrease) in Accounts Payable	(142,000)	27,000
Increase (Decrease) in Accrued Liabilities	(98,000)	(21,000)

Net Cash Provided by Operating Activities	1,489,000	1,831,000

Cash Flows From Investing Activities:
Short-term Investments Purchased	(503,000)	(501,000)
Short-term Investments Redeemed	635,000	650,000
Capital Expenditures, Net of Retirements	(86,000)	(8,000)

Net Cash (Used) Provided by Investing Activities	46,000	141,000

Cash Flows From Financing Activities: Dividends Paid	(1,315,000)	(1,101,000)
Treasury Stock Purchases	(1,620,000)	(976,000)
Proceeds From Stock Options Exercised	176,000	110,000

Net Cash (Used) Provided by Financing Activities	(2,759,000)	(1,967,000)

Net Increase (Decrease) In Cash and Cash Equivalents	(1,224,000)	5,000

Cash and Cash Equivalents at Beginning of Period	4,978,000	4,670,000

Cash and Cash Equivalents at End of Period	$3,754,000	$4,675,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2005 AND 2004

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

NOTE B. STOCK BASED COMPENSATION

The Company has stock based compensation plans, which are described more fully in Note 7 of the Company’s annual report on Form 10KSB, at March 31, 2005. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in fiscal 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share for the fiscal third quarter and year-to-date would have been reduced to the pro forma amounts indicated below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income - as reported	$637,000	$563,000	$1,978,000	$1,736,000
Add: Stock based employee compensation expense included in net income, net of related tax effects	—	—	—	—
Less: Total stock based employee compensation expense determined under fair value based method for all awards, Net of related tax effects	11,000	33,000	120,000	101,000

Net income - pro forma	$626,000	$530,000	$1,858,000	$1,635,000
Income per basic share - as reported	$.22	$.18	$.66	$.57
Income per basic share - pro forma	$.21	$.17	$.62	$.53
Income per diluted share - as reported	$.21	$.18	$.64	$.55
Income per diluted share - pro forma	$.21	$.17	$.60	$.52

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of 3.5% to 3.6%(2006) and 3.6% to 3.9%(2005); expected volatility of approximately 36% (2006) and 19% to 29%(2005); discount rate of 3.73% to 4.24% (2006) and 3.35% to 4.62%(2005); and expected lives of 5 to 10 years.

NOTE C. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share – diluted for the three and nine month periods ended December 31, 2005, and 2004:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income available for shareholders	$637,000	$563,000	$1,978,000	$1,736,000
Weighted avg. outstanding shares of common stock	2,952,000	3,052,000	3,001,000	3,065,000
Dilutive effect of stock options	81,000	102,000	72,000	82,000
Common stock and equivalents	3,033,000	3,154,000	3,073,000	3,147,000
Earnings per share:
Basic	$.22	$.18	$.66	$.57
Diluted	$.21	$.18	$.64	$.55

For the three months and nine months ended December 31, 2004 and 2005, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Key Financial Indicators

For The Nine Months Ended December 31,

	2005	2004	2003	2002
Cash and Investments	$5,526,000	$6,624,000	$6,289,000	$4,226,000
Trade Receivables	$1,958,000	$1,622,000	$1,541,000	$1,904,000
Days Sales Outstanding	60	57	60	73
Inventory	$2,355,000	$2,057,000	$2,191,000	$2,496,000
Inventory Turns	1.8	1.8	1.6	1.3
Working Capital	$9,376,000	$9,911,000	$9,655,000	$8,604,000
Current Ratio	14:1	16:1	17:1	19:1
Average Return On:
Stockholder Investment (1)	17.6%	15.2%	14.0%	14.8%
Assets	16.4%	14.4%	13.4%	15.3%
Invested Capital (2)	29.2%	26.4%	22.1%	21.1%
Net Sales	$8,143,000	$7,406,000	$6,729,000	$6,681,000
Gross Profit	$5,195,000	$4,620,000	$4,183,000	$4,198,000
Gross Margin	64%	62%	62%	63%
Operating Income	$2,882,000	$2,606,000	$2,359,000	$2,361,000
Operating Margin	35%	35%	35%	35%
Net Profit	$1,978,000	$1,736,000	$1,552,000	$1,619,000
Net Profit Margin	24%	23%	23%	24%
Earnings Per Diluted Share	$.64	$.55	$.50	$.49
Capital Expenditures (Net)	$86,000	$8,000	$31,000	$56,000
Head Count	50.5	48.5	48.5	46.5
Sales Per Employee (Annualized)	$215,000	$204,000	$185,000	$192,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.

(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. A review of the table above shows a decrease in Cash and Investments, Working Capital and Current Ratio, all of which were due to stock buy back activity and the payment of a special dividend. Almost all of the remaining indicators showed favorable trends in the current fiscal year and are due to the growth in sales and profitability this year.

Results of Operations

Net Sales

Net sales for the third quarter of fiscal 2006 increased eight percent from fiscal 2005. In real dollars, net sales of $2,741,000 in fiscal 2006 increased $211,000 from $2,530,000 in 2005.

Net sales for the first nine months of fiscal 2006 increased 10 percent from fiscal 2005. In real dollars, net sales of $8,143,000 in fiscal 2006 increased $737,000 from $7,406,000 in 2005.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. During the nine months of fiscal years 2006 and 2005 our Company had parts and service revenue of $2,206,000 and $2,085,000. As a percentage of total revenue, parts and service revenues were 27% in 2006 and 28% in 2005.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past two fiscal years, general economic conditions have been improving and capital spending has also been rising. New products released to the market over the past three fiscal years include the Datatrace Micropack III temperature loggers during the middle of fiscal 2003 and the Datatrace Micropack III humidity and pressure loggers at the end of fiscal 2004. All three loggers, temperature, humidity and pressure, utilize a common PC Interface system and operating software. For this reason, we believe that some customer purchasing decisions were probably delayed into fiscal 2005, as those customers awaited introduction of the humidity and pressure loggers. For the first nine months of fiscal years 2006 and 2005 product sales for our company were $5,937,000 and $5,321,000, an increase of 12 percent.

Over the fiscal third quarter and nine month periods, our medical revenues increased eight percent and nine percent compared to the prior periods. This increase was due to higher sales of dialyzer reprocessors, meter accessories, solutions and service. Research and development efforts have been in process to further enhance this line of products, which has led to the introduction and initial shipments of our new 90XL Dialysate Meter in January 2006.

During the fiscal third quarter and nine month periods, sales of the Datatrace brand of products decreased four percent for the quarter and have increased eight percent during the first nine months compared to the prior year. At the end of fiscal 2004, we released our latest version of user software and shipped initial units of the Micropack III humidity and pressure loggers to customers. These new products have expanded the acceptance of the Micropack III line of loggers, especially for quality control of ethylene oxide sterilization processes.

During the fiscal third quarter and nine month periods, sales of the Nusonics line of ultrasonic fluid measurement systems increased by 83 percent and by 22 percent compared to the prior year periods. At this time, Nusonics products still contribute less than 10 percent of our total sales.

Cost of Sales

Cost of sales as a percent of net sales during the third fiscal quarter increased 0.1 percent from fiscal 2005 to 38.2 percent. For the first nine months of the fiscal year, cost of sales as a percent of net sales decreased 1.4 percent to 36.2 percent of sales. Most of our products achieve gross margins in excess of 55%. Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced a higher growth rate in its Nusonics sales, while sales of Datatrace products declined, which led to an increase in cost of goods sold expense as a percent of sales compared to the prior year period. This increase was off-set by the gain in sales.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $237,000 for the fiscal third quarter and $257,000 in the prior year quarter, which represents a $20,000 or eight percent decrease from fiscal 2005 to fiscal 2006. Higher bonus and auditor costs were off-set by lower recruiting fees during the quarter. For the first nine months of the fiscal year, administrative costs were $711,000 and $740,000 in the prior year period, which represents a $29,000 or four percent decrease from fiscal 2005 to fiscal 2006. This decrease was incurred during the current quarter.

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

During the first three quarters of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturers representatives to our own direct sales force. This change has given us increased sales effort and better control of the selling process. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position. These new hires, along with initial training, was executed during June. For this reason, sales and marketing costs for the first nine months of fiscal 2006 increased significantly. As the year has progressed, we have seen a decrease in outside commissions which is partially off-setting the costs of our new sales personnel. We would also expect to benefit from higher sales levels as the year progresses due to the increased sales effort provided by our new sales staff.

In dollars, selling costs were $430,000 in the third fiscal quarter and $373,000 in the same prior year quarter. As a percent of sales, selling cost were 15.7% in the current quarter and 14.7% in the prior year quarter. In dollars, selling costs were $1,332,000 in the first nine months of the current fiscal year and $1,008,000 in the same prior year period. As a percent of sales, selling cost were 16.4% in the current period and 13.6% in the prior year period. During the current fiscal quarter and nine month period, most of the increase in selling expense was due to increased costs associated with the Datatrace logging products and is specifically associated with increased compensation and travel costs associated with those products. These increases in costs of Datatrace product marketing and sales are due to our conversion to direct sales of these products along with the hiring of a new Vice President of Sales and Marketing position in October of 2004.

Research and Development

Company sponsored research and development cost was $106,000 during the third fiscal quarter and $95,000 during the previous year period. For the first nine months of the current fiscal year costs were $270,000 during the current period and compared to $266,000 during the prior year period. We are currently trying to execute a strategy of increasing the flow of internally developed products. This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third Datatrace logging product early in fiscal 2005. More recently, we have introduced a new meter product to the dialysis market as of the beginning of the fourth quarter of fiscal 2006. We have recently initiated a program to develop a new platform for an additional product to add to our Datatrace line, but at this time it is not possible to project the success or introduction time of this new technology.

Net Income

Net income increased 13 percent to $637,000 or $.21 per share on a diluted basis during the third quarter from $563,000 or $.18 per share on a diluted basis in the previous year period. Net income increased 14 percent to $1,978,000 or $.64 per share on a diluted basis for the current nine month period from $1,736,000 or $.55 per share on a diluted basis in the previous year period. Net income growth was due primarily to the increase in revenues.

Liquidity and Capital Resources

On December 31, 2005, we had cash and short term investments of $5,526,000. In addition, we had other current assets totaling $4,592,000 and total current assets of $10,118,000. Current liabilities of our Company were $742,000 which resulted in a current ratio of 14:1.

Our Company has made capital acquisitions of $86,000 during the first nine months of the current fiscal year. This increase in capital acquisitions was due to spending on molds related to the manufacture of our new dialysis meter product. On November 7, 2005, we authorized a new program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historically low points, or during times when selling activity in the stock is out of balance with buying demand. During the first nine months of the current fiscal year we have repurchased 126,291 common shares at an approximate cost of $1,620,000 with 19,894 of those common shares being repurchased at an approximate cost of $303,000 in the most recent quarter.

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2005 and September 15, 2005, quarterly dividends of $.06 per common share were paid to shareholders of record on June 1, 2005 and September 1, 2005. On November 9, 2005 the company’s Board of Directors declared a regular quarterly dividend of $.07 per share of common stock, which represents a 17 percent increase from the $.06 per share rate established one year ago. In addition, the Board of Directors declared a special one time dividend of $.25 per share of common stock, which was up 25 percent from the $.20 per share of common stock special dividend paid one year ago. Both dividends were paid on December 15, 2005, to shareholders of record on December 1, 2005.

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

Contractual Obligations

At December 31, 2005 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

Forward Looking Statements

All statements other than statements of historical fact included in this quarterly report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; the discontinuance of the practice of dialyzer reuse; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy. We do not intend to update these forward looking statements. You are advised to review the “Additional Cautionary Statements” provided in our Company’s most recent Form 10-KSB filing with the SEC for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2005 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
Oct. 1-31, 2005	—	$—	259,233	40,767
Nov. 1–30, 2005	5,625	$14.79	5,625	294,375
Dec. 1–31, 2005	14,269	$15.39	19,894	280,106

Total Third Qtr.	19,894	$15.22

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

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

On November 7, 2005, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended September 30, 2005. On November 10, 2005, the Registrant filed a Report on Form 8-K, under Item 8.01, reporting the issuance of a press release reporting an increase in the company’s regular quarterly dividend and declaring a special dividend.

MESA LABORATORIES, INC.

DECEMBER 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC. (Issuer)

DATED: February 14, 2006	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
President, Chief Executive Officer, Treasurer and Director

DATED: February 14, 2006	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary