Form 10KSB
period 2006-03-31
MESA LABORATORIES INC /CO
filed 2006-06-28
CIK 724004

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2006

Commission File Number 0-11740

MESA LABORATORIES, INC.

(Name of small business issuer in its charter)

Colorado	84-0872291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12100 West Sixth Avenue Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 987-8000

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, No Par Value

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $11,583,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: As of May 31, 2006: $34,996,943*.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: No Par Value Common Stock— 3,175,078 shares as of May 31, 2006.

Documents incorporated by reference: none.

Transitional Small Business Disclosure Format:    Yes  ☐;    No  ☒.

*	Aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $14.99, the last sales price of the Registrant’s common stock as of May 31, 2006, such date being within 60 days prior to the date of filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

Mesa Laboratories, Inc. (hereinafter referred to as the “Company” or “Mesa”) was incorporated as a Colorado corporation on March 26, 1982. The Company designs, develops, acquires, manufactures and markets instruments and disposable products utilized in connection with industrial applications and hemodialysis therapy. In August 1984, the Company acquired Western Laboratories Corp., a manufacturer and marketer of a line of instruments for use in calibrating hemodialysis proportioning equipment. In June 1989, the Company acquired the DATATRACE® product line of Ball Corporation. In February 1993, the Company acquired the assets of NUSONICS, Inc., a manufacturer of ultrasonic flow meters and analyzers. In December 1999, the Company acquired Automata Instrumentation, Inc., a manufacturer and marketer of a line of instruments for use in calibrating and verifying performance of hemodialysis equipment. Subsequent to this reporting period in May 2006, the Company acquired Raven Biological Laboratories, Inc., a manufacturer and marketer of a line of biological indicator products for use in validating and monitoring sterility of medical and other products.

For industrial applications, which includes pharmaceutical, food and petrochemical, the Company presently markets the DATATRACE® data logging systems, NUSONICS® Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products and Raven Biological Indicators. For healthcare applications, the Company markets two product lines used in kidney dialysis [Dialysate Meters and the ECHO Reprocessing Products] and Raven Biological Indicators, which are used by hospitals and dental offices to assure sterility. The Company is also performing research and development to expand the application of its technology.

All statements other than statements of historical fact included in this annual report regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; competition in the biological indicator test market; the business abilities and judgement of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

Mesa’s executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

Data Logging

The world market for temperature sensors, indicators and recorders is currently estimated at over $2 billion and is projected to grow at an annual rate of 4-6% over the next several years. The electronics-based thermal sensor market to which DATATRACE® products belong currently exceeds $100 million.

The temperature and humidity recording markets are highly segmented. DATATRACE® products have developed application niches within major industry segments such as food processing, medical sterilization, pharmaceutical processing, and textile manufacturing. DATATRACE® products are used in any industry where temperature, pressure or humidity is critical to the manufacturing process, quality of the product or where product temperature, pressure or humidity profiles are required in a continuous or moving process environment.

DATATRACE® Data Loggers

The DATATRACE products are self-contained, wireless, high precision, data loggers that are used in critical manufacturing, quality control, and transportation applications. They are used to measure temperature, humidity and pressure inside a process or inside a product during manufacturing. In addition, the DATATRACE products can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The product line consists of individual tracers, a PC interface, DTW reporting software and various accessories. A customer typically purchases a large number of tracers along with a single PC interface and DTW software package. In practice, using the PC interface, the user programs the tracers to collect environmental data at a pre-determined interval, places the tracers in the product or process, retrieves the tracers and reads the data into a PC with the interface. After this, the user can prepare tabular and graphical reports using the DTW software. Different models of tracers are available, including the older FRB tracers, along with the newest Micropack III line, which was introduced in March 2002. The latest generation Micropack III line is much smaller, has improved hardware and embedded software, includes a rapid optical interface, and operates over a wider temperature range. It is anticipated that product line sales will be concentrated increasingly on the new Micropack III line, with FRB sales primarily being made only to customers who are adding tracers to their current inventory.

While there are a variety of different types of wireless data loggers available on the market, there are only a few that are rated as “intrinsically safe” and can operate at elevated temperatures, like the DATATRACE products. These are important differentiating factors for the DATATRACE products in the marketplace, and consequently, they are used by companies to control their most critical processes. Due to their higher accuracy and precision, along with the importance of the processes they are used to control, an important component of the DATATRACE product line is the calibration service that is provided by Mesa. Typically, each DATATRACE tracer is calibrated by Mesa’s calibration laboratory prior to shipment and then annually, for a re-certification fee, to verify its accuracy. For instance, the Micropack III temperature tracers are calibrated to +/- 0.1oC over their operating range of -20 oC to 140 oC. This allows the Micropack III tracers to be used to conduct quality control on critical sterilization operations, one of the most important applications.

Raven Biological Indicator

In May, 2006, the Company acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska. The RAVEN product line consists of Biological Indicators (BI) and Chemical Indicators (CI) used to assess the effectiveness of sterilization processes, including steam, gas (such as ethylene oxide), and radiation. Biological Indicators consist of resistant spores of certain microorganisms which are applied on a convenient substrate. The spores are well characterized in terms of numbers and resistance to sterilization. In use, the BI are exposed to a sterilization process and then tested to determine the presence of surviving organisms. The RAVEN BI include both spore strips, which require post-processing transfer to a growth media and self-contained products which have the growth media already pre-packaged in crushable ampoules. Chemical Indicators are similar to BI, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions. BI and CI are often used together to monitor processes. RAVEN products are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets for RAVEN include dental offices, hospitals, medical device manufacturing, pharmaceutical manufacturing, and food processing.

In addition to Biological and Chemical Indicators, the Company offers Contract and Testing Services to industrial companies for the development of sterilization processes. These testing services include organism identification, population verification, sterilization process development and custom BI production.

The RAVEN Biological Indicators are distinguished in the marketplace by their high level of quality, consistency and flexibility. A variety of different formats allows the RAVEN BI to be used in many different types of processes and products. For instance, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained BI may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process. In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization. During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier. The RAVEN products are registered medical devices manufactured under ISO 13485 controlled processes. They are developed and used according to the guidelines developed under the auspices of the Association for the Advancement of Medical Instrumentation (AAMI), which are adopted as the worldwide standard under the International Standards Organization (ISO).

Sonic Fluid Measurement

The Company’s sonic fluid measurement product line consists of two major components: Sonic Flow Meters and Concentration Monitors. While the total market for flow meters is very large, the NUSONICS® Sonic Flow Meters best serve applications where cleanliness, resistance to corrosives or portability are required. Specific applications where the NUSONICS® products are particularly well suited include water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications.

The Concentration Monitor component of the product line consists of Pipeline Interface Detectors and Concentration Analyzers. The Pipeline Interface Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application, such as chemical, food, pharmaceutical and polymerization processes.

NUSONICS® Sonic Flow Meters

The Sonic Flow Meter line is a range of products which are suited to various fluid measurement applications. The Model CM800 Sonic Flow Meter is the Company’s main wetted transducer meter. With transducers that are mounted through the pipe wall and in contact with the material flowing through the pipe, it is the most accurate type of ultrasonic flow meter. Over the past five years, the ultrasonic flow meter market has shifted preference to strap-on transducer flow meters and has become highly price competitive. While the Company continues to sell its flow meters for certain applications, demand for this product line has contracted and the contribution of this product line has declined to less than 5% of total revenues in fiscal 2006.

NUSONICS® Sonic Concentration Analyzers

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

Composition Analyzers are marketed to various industrial users and have been tested on more than 250 different materials. On a real time basis, the analyzer will monitor the composition of materials for process control of blending operations or for tracking the progress of polymerization processes. The Company offers three different composition analyzers, the CP-20, 86 and 87 (a laboratory model).

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

Hemodialysis requires the treatment to be conducted on a dialysis machine through the use of a disposable cartridge known as a dialyzer. Blood is brought extracorporally to the dialysis machine for control and monitoring and passes through the dialyzer where waste products and excess water are removed. This treatment generally lasts three to four hours and is conducted three times per week. While these hemodialysis procedures can be conducted in home, the bulk of the treatments are conducted in over 3,500 clinics and hospital centers. Currently, there are over 275,000 patients in the U.S. undergoing dialysis therapy.

In addition to the reimbursement policies of the United States Government and state agencies, the Company’s revenues from its dialysis products can be expected to be dependent upon the policies of insurance companies and kidney foundations.

Dialysate Meters

Mesa’s Dialysate Meters are instruments that are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine. Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis unit is working within prescribed limits and delivering the properly prepared dialysate.

The Company manufactures two styles of Dialysate Meters; those designed for use by dialysis machine manufacturers and Biomedical Technicians and those used primarily by dialysis nurses. The meters for technicians include the Models 90DX, NEO-2, and the recently introduced 90XL. These meters are characterized by exceptional accuracy, stability, and flexibility and are used by the industry as the primary standard for the calibration of dialysis machines. The newest 90XL meter has four independent measurement channels, allowing the user to easily perform testing and calibration of multiple dialysis machines in a clinic or on the manufacturing floor.

The dialysis meters designed for use by dialysis nurses are known primarily for their ease of use and include the pHoenix, Hydra, and NEO-STAT+ models. Incorporating a patented, built-in syringe sampling system, these meters are used as the final quality control check on the dialysate just prior to starting a treatment. Their design allows the nurse to quickly and easily draw a small sample of the dialysate into the meter for measurement, and they have become the most popular meter in the point-of care testing in dialysis clinics.

The ECHO MM-1000 Dialyzer Reprocessor

Dialyzer reuse is a procedure in which a patient’s dialyzer is cleaned, performance tested and disinfected before it is reused by the same patient at a later time. Each patient requires approximately 156 dialyzers annually if no reuse is employed.

The ECHO MM-1000 Dialyzer Reprocessor is a fully automated dialyzer reuse machine. It automatically cleans, rinses, tests and delivers disinfectants to dialyzers after dialysis therapy, thereby allowing the dialyzer cartridges to be reused rather than disposed of after each use. While reuse products were an important part of the Company’s business in the past, the move to single-use dialyzers in developed countries has greatly impacted this market. Reuse products now represent only a small part of the Company’s business, and are primarily sold into developing countries.

Manufacturing

The Company assembles its manufactured products at its facilities in Lakewood, Colorado and Omaha, Nebraska. The Company’s electronic products are manufactured primarily by assembling products from purchased components and testing the final products prior to release. The RAVEN products are manufactured by growing spores from raw materials, assembling the finished products through a series of process steps, and testing the finished BI using established quality control tests.

Most of the materials and components used in the Company’s product lines are available from a number of different suppliers. Mesa generally maintains multiple sources of supplies for most items but is dependent on a single source for certain items. Mesa believes that alternative sources could be developed, if required, for present single supply sources. Although the Company’s dependence on these single supply sources may involve a degree of risk, to date, Mesa has been able to acquire sufficient stock to meet its production requirements.

Marketing and Distribution

The Company’s domestic sales of its dialysis and DATATRACE products are generated by its direct sales and marketing staff, while outside the U.S., a number of distributors are utilized. The Company’s RAVEN products are distributed both directly to end users and through a series of distributors both domestically and outside the U.S. For its NUSONICS® product lines, a separate organization of manufacturers’ representatives is maintained. International sales for all products are conducted through over 100 distributors. During the fiscal year ended March 31, 2006, approximately 69% of sales have been domestic and 31% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

Sales promotions include attendance by Mesa representatives at trade shows, direct mail campaigns and trade journal advertising in industry related publications.

Customers of Mesa’s dialysis products primarily include dialysis centers and dialysis equipment manufacturers. The primary emphasis of the Company’s marketing effort is to offer quality products to the healthcare market which will aid in cost containment and improved patient well-being.

DATATRACE® customers include numerous industrial users in the food, pharmaceutical and medical device markets who utilize the products within a variety of manufacturing, transportation and storage applications. The emphasis of the Company’s marketing effort is to offer a quality product that provides a unique and flexible solution to monitoring temperature, pressure or humidity without interfering with the processing of the product.

RAVEN customers include various companies providing sterility assurance testing to the dental office market, hospitals, contract sterilizing services and various industrial users. The Company’s marketing focuses on providing high quality test products in a variety of different formats, which minimize incubation and test result time.

NUSONICS® customers include various industries such as water treatment, manufacturing, HVAC and petroleum product transportation. The Company’s marketing efforts are focused on offering flow measurement and concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

During the fiscal year ended March 31, 2006, two customers represented approximately 21% and 10% of the Company’s revenues and approximately 11% and 5% of the Company’s accounts receivable balance. During the fiscal year ended March 31, 2005 one customer represented approximately 15% of the Company’s revenues and approximately 9% of the Company’s account receivable balances.

Competition

Mesa competes with major medical and instrumentation companies as well as a number of smaller companies, many of which are well established, with substantially greater capital resources and larger research and development capabilities. Furthermore, many of these companies have an established product line and a significant operating history. Accordingly, the Company may be at a competitive disadvantage due to such factors as its limited resources and limited marketing and distribution network.

Companies with which Mesa’s medical products compete include Cantel Medical Corporation. Companies with which Mesa’s DATATRACE® instrumentation products compete include GE Kaye, Ellab and TMI Orion. Companies with which Raven’s biological indicator products compete include 3M, SGM and Steris. Companies with which Mesa’s NUSONICS® products compete include Controlotron, Badger Meter, Rosemount, and GE Panametrics.

Government Regulation

Medical devices marketed by Mesa are subject to the provisions of the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976 (hereinafter referred to as the “Act”). A medical device which was not marketed prior to May 28, 1976, or is not substantially equivalent to a device marketed prior to that date, may not be marketed until certain data is filed with the FDA and the FDA has affirmatively determined that such data justifies marketing under conditions specified by the FDA. A medical device is defined by the Act as an instrument which (1) is intended for use in the diagnosis or the treatment of disease, or is intended to affect the structure of any function of the human body; (2) does not achieve its intended purpose through chemical action; and (3) is not dependent upon being metabolized for the achievement of its principal intended purpose. The Act requires any company proposing to market a medical device to notify the FDA of its intention at least ninety days before doing so, and in such notification must advise the FDA as to whether the device is substantially equivalent to a device marketed prior to May 28, 1976. As of the date hereof, the Company has received permission from the FDA to market all of its medical products requiring such permission.

Mesa’s medical products are subject to FDA regulations and inspections, which may be time-consuming and costly. This includes on-going compliance with the FDA’s current Good Manufacturing Practices regulations which require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use. Failure to comply with these practices renders the product adulterated and could subject the Company to an interruption of manufacture and sale of its medical products and possible regulatory action by the FDA.

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

Employees

On March 31, 2006, the Company had a total of 52 employees, of which 51 were full-time employees. Currently, 11 persons are employed for marketing and sales, four for research and development, 31 for manufacturing and quality assurance and six for administration.

Additional Information

For the fiscal years ended March 31, 2006 and 2005, Mesa spent $358,000 in both years on Company-sponsored research and development activities.

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

The Company has been issued patents for its DATATRACE® temperature recording devices, its NUSONICS® sonic flow measurement and sonic concentration monitoring products and its Phoenix, Hydra and NeoStat+ dialysis meters and its RAVEN biological indicators. Several of these patents have now expired. Failure to obtain patent protection on the Company’s remaining products may have a substantially adverse effect upon the Company since there can be no assurance that other companies will not develop functionally similar products, placing the Company at a competitive disadvantage. Further, there can be no assurance that patent protection will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others. Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could interfere with the business of the Company.

ITEM 2. DESCRIPTION OF PROPERTY.

Mesa owns its 39,616 square foot facility at 12100 W. 6th Avenue, Lakewood, Colorado 80228. All Datatrace, Medical and Nusonics manufacturing, warehouse, marketing, research and general corporate administrative functions are based at this location. The facility is approximately 80% utilized and the Company currently utilizes only one shift. The Company currently leases an approximately 28,000 square foot facility at 8607 Park Drive, Omaha, Nebraska 68127. All Raven product manufacturing, warehouse, marketing, research and administrative functions are based at this location. The facility is currently 90% utilized and the Company currently utilizes only one shift.

The Company does not invest in, and has not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not the Company’s policy to acquire assets primarily for possible capital gain or primarily for income.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Mesa’s common stock is traded on the Nasdaq Global Market under the symbol “MLAB”. For the last two fiscal years, the high and low sales prices of the Company’s common stock as reported to the Company by the National Association of Securities Dealers, Inc. were as follows:

Quarter Ended	High	Low	Dividend
June 30, 2004	$10.20	$9.53	$.05
September 30, 2004	$12.50	$9.72	$.05
December 31, 2004	$14.50	$11.01	$.26	*
March 31, 2005	$13.75	$11.78	$.06

June 30, 2005	$13.94	$11.64	$.06
September 30, 2005	$13.54	$11.65	$.06
December 31, 2005	$16.15	$11.76	$.32	*
March 31, 2006	$16.60	$13.21	$.07

The Nasdaq National Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b)	As of March 31, 2006, there were approximately 900 record and beneficial holders of Mesa’s common stock.

(c)	During the fiscal year ended March 31, 2006, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(d)	We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
January 1 - 31, 2006	15,241	$15.61	35,135	264,865
February 1 – 28, 2006	5,354	$15.29	40,489	259,511
March 1 – 31, 2006	3,364	$14.31	43,853	256,147

Total Fourth Quarter	23,959	$15.36

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

*	On December 15, 2004, the Company paid a regular $.06 per common share quarterly dividend and a $.20 per common share special dividend to holders of record on December 1, 2004. On December 15, 2005, the Company paid a regular $.07 per common share quarterly dividend and a $.25 per common share special dividend to holders of record on December 1, 2005.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 7 to the Financial Statements.

Equity Compensation Plan Information as of March 31, 2006

Plan Category	No. of securities to be Issued upon exercise of Outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining for future issuance under plan
Equity compensation plans approved by security holders	249,470	$10.47	127,330

Equity compensation plans not approved by security holders	—	—	—

Total	249,470	$10.47	127,330

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Mesa Laboratories, Inc. manufactures and distributes electronic measurement systems and disposable products for various niche applications, including renal treatment, food processing, medical sterilization, pharmaceutical processing and other industrial applications. Our Company follows a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products. In order to optimize the performance of our Company and to build the value of the Company for its shareholders, we continually follow the trend of various key financial indicators. A sample of some of the most important of these indicators is presented in the following table.

Key Financial Indicators

	2006	2005	2004	2003
Cash and Investments	$5,711,000	$6,882,000	$6,767,000	$4,761,000

Trade Receivables	$2,520,000	$2,017,000	$1,621,000	$2,299,000
Days Sales Outstanding	61	62	55	70

Inventory	$2,374,000	$1,941,000	$2,099,000	$2,329,000
Inventory Turns	1.9	1.8	1.6	1.5

Working Capital	$9,753,000	$10,141,000	$10,080,000	$9,017,000
Current Ratio	9:1	11:1	16:1	16:1

Average Return On:
Stockholder Investment (1)	18.5%	15.0%	14.3%	15.0%
Assets	17.0%	14.1%	13.6%	14.4%
Invested Capital (2)	30.7%	26.4%	22.9%	21.0%

Net Sales	$11,583,000	$10,041,000	$9,126,000	$9,082,000
Gross Profit	$7,437,000	$6,320,000	$5,698,000	$5,685,000
Gross Margin	64%	63%	62%	63%
Operating Income	$4,110,000	$3,475,000	$3,249,000	$3,186,000
Operating Margin	35%	35%	36%	35%
Net Profit	$2,805,000	$2,312,000	$2,130,000	$2,127,000
Net Profit Margin	24%	23%	23%	23%
Earnings Per Diluted Share	$.92	$.74	$.68	$.64

Capital Expenditures (Net)	$115,000	$70,000	$34,000	$65,000

Head Count	51.5	46.5	48.5	46.5
Sales Per Employee	$225,000	$216,000	$188,000	$195,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of year and beginning of year total stockholder’s equity.

(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and short - term investments) is calculated by dividing total net income by the average of end of year and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. A review of the table above shows a decrease in the Company’s Cash and Investments during fiscal 2006. This reduction in Cash and Investments was due to buybacks of the Company’s common stock and the special dividend. The Trade Receivables also increased significantly during fiscal 2006 due to higher sales during the last quarter of the fiscal year. The Current Ratio in fiscal 2006 and 2005, while very healthy, decreased significantly from prior levels. This change is due to a number of factors including the impact on cash of stock buybacks and the special dividend; lower inventory in relation to sales; increased accounts payable due to higher sales levels; and higher bonus accruals due to the higher sales level.

Results of Operations

Net Sales

Net sales for fiscal 2006 increased 15 percent from fiscal 2005, and net sales for fiscal 2005 increased 10 percent from fiscal 2004. In real dollars, net sales of $11,583,000 in fiscal 2006 increased $1,542,000 from $10,041,000 in 2005, and net sales of $10,041,000 in fiscal 2005 increased $915,000 from $9,126,000 in 2004.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. During fiscal years 2006, 2005 and 2004 our Company had parts and service revenue of $2,982,000, $2,893,000 and $2,644,000. As a percentage of total revenue, parts and service revenues were 26% in 2006, 29% in 2005 and 29% in 2004.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past two fiscal years, general economic conditions have been improving, and more specifically, capital spending has been improving. New products released to the market over the past four fiscal years include the Datatrace Micropack III temperature loggers during the middle of fiscal 2003, the Datatrace Micropack III humidity and pressure loggers at the end of fiscal 2004 and the new 90XL Dialysate Meter for kidney dialysis was introduced late in fiscal 2006. For fiscal years 2006, 2005 and 2004 product sales for our company were $8,601,000, $7,148,000 and $6,482,000.

During fiscal 2006, sales of the Company’s medical products and services increased nine percent for the fiscal year compared to the prior year period. Research and development efforts on our newest hand-held dialysate meter were completed during December 2005, and sales of our new 90XL Meter progressed well during the final quarter of fiscal 2006. It is expected that sales of the 90XL will further improve as our large dialysis customers complete qualification testing in the months ahead.

During fiscal 2006, sales of Datatrace data logger products increased significantly compared to the prior year. For the year, Datatrace sales increased 23 percent. In June, the company began a transition from independent manufacturer’s representatives to direct sales personnel for domestic sales of its Datatrace products. This change to our sales channels increased our selling costs in the current fiscal year, but our sales levels have risen compensating for these cost increases. Last year’s switch to direct selling was focused on the eastern and mid-western regions of the country. As the new fiscal year progresses we expect to continue the transition to direct selling in the western region of the country.

During fiscal 2006, sales of the Nusonics line of ultrasonic fluid measurement systems increased by 17 percent. This is the third consecutive year of annual increases for these products. Nusonics products contribute less than 10 percent of the Company’s total sales. Increased sales activity for these products is a result of improved economic conditions, as they are typically purchased by large industrial users.

During fiscal 2005, sales of the Company’s medical products increased 10 percent for the fiscal year compared to the prior year period. The major share of this increase was due to higher sales of the Company’s meter products, accessories and service. Sales of the Company’s dialyzer reprocessing products declined slightly during the year as the trend toward usage of single use dialyzers leveled out in the domestic marketplace. Research and development efforts were in process to further enhance our line of hand-held dialysate meters with a new generation full-featured meter near completion.

During fiscal 2005, sales of the Datatrace brand of products increased 10 percent from the prior year. Datatrace sales benefited during the year from increases in sales in the Company’s humidity and pressure sensors. At the end of fiscal 2004, the Company released its Micropack III humidity and pressure loggers to customers. These new products have allowed customers who measure more than one parameter in their process to program and retrieve data from the same PC Interface device making all of the Company’s Micropack III products more appealing to customers with more complex logging needs.

During fiscal 2005, sales of the Nusonics line of ultrasonic fluid measurement systems increased by 11 percent. Nusonics products contributed less than 10 percent of the Company’s total sales, but these products are typically purchased by large industrial users. Increased sales activity for these products was being brought about by improved economic conditions.

Cost of Sales

Cost of sales as a percent of net sales in fiscal 2006 decreased 1.3 percent from fiscal 2005 to 35.8 percent, and in fiscal 2005 decreased one half of one percent from fiscal 2004 to 37.1 percent. Most of our products enjoy gross margins in excess of 55 percent. Due to the fact that the dialysis products have sales concentrated with several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

During fiscal year 2006, our Company saw a shift in its mix to higher Datatrace product sales, which led to a decrease in cost of goods sold expense as a percent of sales compared to fiscal 2005. Our logging instruments have a higher gross margin over the other instruments which we produce and sell. Over fiscal year 2005, our Company saw an increase in sales levels which were fairly uniform throughout the product lines. This increase in sales led to a decrease in costs of goods sold as a percent of sales as fixed overhead decreased as a percent of sales.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $1,092,000 in fiscal 2006, $1,084,000 in fiscal 2005 and $906,000 in fiscal 2004, which represents an $8,000 increase from fiscal 2005 to fiscal 2006 and a $178,000 increase from fiscal 2004 to fiscal 2005. General and administrative costs were virtually unchanged during fiscal 2006 over fiscal 2005. The increase in general and administrative expenses during fiscal 2005 over fiscal 2004 were directly attributable to compensation, relocation and recruiting costs associated with the creation and hiring of a new Vice President of Sales and Marketing position.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions. Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising development and sales training programs. Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs. One other major influence on sales and marketing costs is the mix of domestic medical sales to all other domestic sales. Domestic medical sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the field salesman and independent representative sales channels utilized by our other products. Through fiscal 2006 and going into fiscal 2007 the Company expects to continue to focus additional resources on its sales and marketing efforts. In June of fiscal 2006, the company began a transition from independent manufacturer’s representatives to direct sales personnel for domestic sales of its Datatrace products. This change to our sales channels increased our selling costs in the current fiscal year, but our sales levels have risen to compensate for these cost increases. Last year’s switch to direct selling was focused on the eastern and mid-western regions of the country. As the new fiscal year progresses we expect to continue the transition to direct selling in the western region of the U.S.

In dollars, selling costs were $1,877,000 in fiscal 2006, $1,403,000 in fiscal 2005 and $1,211,000 in fiscal 2004. As a percent of sales, selling cost were 16.2 percent in fiscal 2006, 14.0 percent in fiscal 2005 and 13.3 percent in fiscal 2004. The increase in selling expense during fiscal 2006 over fiscal 2005 was due to increased salary, commission and travel costs due to the conversion of domestic Datatrace sales from independent representatives to direct sales force channels, as well as the increased sales volume. In addition, we incurred compensation costs for the new Vice President of Marketing and Sales position hired in October 2004 over the entire fiscal year. The increase in selling expense during fiscal 2005 over fiscal 2004 was due chiefly to increased compensation and bonus expense created by higher sales and the addition of a new Vice President of Sales and Marketing position. In addition, increases in variable costs, such as commissions and travel expenses increased during the year due to the higher sales level.

Research and Development

Company sponsored research and development cost was $358,000 in fiscal 2006, $358,000 in fiscal 2005 and $332,000 in fiscal 2004. We are currently executing a strategy of increasing the flow of internally developed products. This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third Datatrace logging product early in fiscal 2005. During fiscal 2006, research and development efforts were completed on our new 90XL hand-held dialysate meter.

Net Income

Net income increased to $2,805,000 or $.92 per share on a diluted basis in fiscal 2006 from $2,312,000 or $.74 per share on a diluted basis in fiscal 2005. The increase in net income during fiscal 2006 was due to higher sales. As a percentage, net income increased at a higher rate than the sales increase due to improved gross margins while administrative and research and development costs remained almost unchanged. These contributions to net income were partially off-set by the increase in selling expenses both in dollars and as a percentage of sales.

Net income increased to $2,312,000 or $.74 per share on a diluted basis in fiscal 2005 from $2,130,000 or $.68 per share on a diluted basis in fiscal 2004. The increase in net income during fiscal 2005 was due to higher sales. As a percent of sales, net income increased at a rate slightly less than the sales increase due to increased operating expenses during the second half of the fiscal year. The increase in operating expenses were directly attributable to compensation and recruiting costs associated with the creation and hiring of a new Vice President of Sales and Marketing position. Approximately $115,000 of these costs, which were incurred during the second half of the fiscal year, did not recur in the next fiscal year.

Liquidity and Capital Resources

On March 31, 2006, we had cash and short term investments of $5,711,000. In addition, we had other current assets totaling $5,244,000 and total current assets of $10,955,000. Current liabilities of our Company were $1,202,000 which resulted in a current ratio of 9:1. For comparison purposes at March 31, 2005, we had cash and short term investments of $6,882,000, other current assets of $4,241,000, total current assets of $11,123,000, current liabilities of $982,000 and a current ratio of 11:1.

Our Company has made capital acquisitions of $115,000 during fiscal 2006 and $70,000 during fiscal 2005. We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand.

During the first half of fiscal 2005 the Company paid regular quarterly dividends of $.05 per share of common stock and raised the quarterly dividend to $.06 per common share of stock during the second half of the fiscal year. In addition, the Board of Directors declared a special one time dividend of $.20 per share of common stock which was paid on December 15, 2004. For fiscal year 2005, dividends totaled $.42 per common share of stock. During the first half of fiscal 2006 the Company maintained the regular quarterly dividend of $.06 per share of common stock and raised the quarterly dividend to $.07 per common share of stock during the second half of the fiscal year. In addition, the Board of Directors declared a special one time dividend of $.25 per share of common stock which was paid on December 15, 2005. For fiscal year 2006, dividends totaled $.51 per common share of stock.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds, short-term treasuries and municipal bonds. All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss. In some cases, additional guarantees of the investment principal are provided in the form of bank letters of credit.

Subsequent to the year end, Mesa on May 4, 2006, acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska. Raven, a privately held company, is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Under the terms of the transaction, Mesa Labs has acquired all of the outstanding shares of Raven for approximately $6,750,000 which was comprised of $3,500,000 cash and 223,243 shares (valued at $3,250,000) of common stock.

The Company does not currently maintain a line of credit or any other form of debt. Nor does the Company guarantee the debt of any other entity. The Company has maintained a long history of surplus cash flow from operations. This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and is currently being partially utilized to fund our special dividend. We are actively investigating opportunities to acquire new product lines or companies, for which we may utilize cash in the future.

Contractual Obligations

At March 31, 2006 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

Forward Looking Statements

All statements other than statements of historical fact included in this annual report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy. We do not intend to update these forward looking statements. You are advised to review the “Additional Cautionary Statements” section below for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. As of March 31, 2006 and 2005 the Company had recorded a reserve of $125,000 and $90,000, respectively, against slow moving inventory.

Valuation of Long-Lived Assets and Goodwill

The Company assesses the realizable value of long-lived assets and goodwill for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. As of March 31, 2006, we evaluated our long-lived assets for potential impairment. Based on our evaluation, no impairment charge was recognized.

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

Our Products are Extensively Regulated Which Could Delay Product Introduction or Halt Sales.

The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. Although we have not experienced any substantial regulatory delays to date, there is no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis. Regulatory agencies periodically inspect our manufacturing facilities to ascertain compliance with “good manufacturing practices” and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal penalties. While we believe that we are currently in compliance, if we fail to comply with regulatory requirements, it could have an adverse effect on our results of operations and financial condition.

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

Changing Accounting Regulation May Affect Operating Results.

Our Operating results may be adversely affected by new laws and accounting regulations that have either been recently enacted or which are under consideration and may include the following:

•	various regulations of the Sarbanes-Oxley Act, and

•	the mandatory expensing of employee stock options.

Our Operating Results May Fluctuate.

Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

•	the introduction of new products;

•	the level of market acceptance of our products;

•	achievement of research and development milestones;

•	timing of the receipt of orders from, and product shipment to major customers;

•	timing of expenditures;

•	timing of the expensing of employee stock options;

•	delays in educating and training our distributors’ and representatives’ sales forces;

•	manufacturing or supply delays;

•	product returns;

•	receipt of necessary regulatory approval;

•	costs associated with implementing and maintaining compliance with the Sarbanes-Oxley Act; and

•	costs associated with expansion of the Company’s direct sales capabilities.

Changing Industry Trends May Affect Operating Results.

Various changes within the industries we serve may limit future demand for our products and may include the following:

•	changes in dialysis reimbursements;

•	increased availability of donated organs; and

•	mergers within the dialysis provider industry may make the Company more dependent upon fewer large customers for its sales.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2006 and 2005, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

May 19, 2006

Denver, Colorado

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2006	2005
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,466,000	$4,978,000
Short-term investments	1,245,000	1,904,000
Accounts receivable -
Trade, net of allowance for doubtful accounts of $95,000 (2006) and $45,000 (2005)	2,425,000	1,972,000
Other	19,000	20,000
Inventories, net	2,374,000	1,941,000
Prepaid expenses and other	245,000	184,000
Deferred income taxes	181,000	124,000

TOTAL CURRENT ASSETS	10,955,000	11,123,000

PROPERTY, PLANT AND EQUIPMENT, net	1,287,000	1,265,000

OTHER ASSETS:
Goodwill	4,208,000	4,208,000

	$16,450,000	$16,596,000

See notes to financial statements.

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$290,000	$262,000
Accrued salaries and payroll taxes	782,000	558,000
Accrued warranty expense	30,000	15,000
Other accrued liabilities	49,000	72,000
Taxes payable	51,000	75,000

TOTAL CURRENT LIABILITIES	1,202,000	982,000

LONG TERM LIABILITIES:
Deferred income taxes	329,000	235,000

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 2,945,291 (2006) and 3,038,822 (2005)	1,313,000	1,335,000
Retained earnings	13,606,000	14,044,000

TOTAL STOCKHOLDERS’ EQUITY	14,919,000	15,379,000

	$16,450,000	$16,596,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

	Years Ended March 31,
	2006	2005
Sales	$11,583,000	$10,041,000
Cost of sales	4,146,000	3,721,000

Gross profit	7,437,000	6,320,000

Operating expenses:
Selling	1,877,000	1,403,000
General and administrative	1,092,000	1,084,000
Research and development	358,000	358,000

Total operating expenses	3,327,000	2,845,000

Operating income	4,110,000	3,475,000
Interest income	193,000	98,000

Earnings before income taxes	4,303,000	3,573,000

Income taxes	1,498,000	1,261,000

Net income	$2,805,000	$2,312,000

Net income per share (basic)	$.94	$.76

Net income per share (diluted)	$.92	$.74

Average common shares outstanding - basic	2,989,000	3,060,000

Average common shares outstanding - diluted	3,053,000	3,136,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, March 31, 2004	3,072,815	$1,330,000	$14,054,000	$15,384,000
Common stock issued for the conversion of incentive stock options net of 31,534 shares returned to Company as payment	65,169	120,000	—	120,000
Purchase and retirement of treasury stock	(99,162)	(115,000)	(1,040,000)	(1,155,000)
Dividends paid ($.42 per share)	—	—	(1,282,000)	(1,282,000)
Net income for the year	—	—	2,312,000	2,312,000

BALANCE, March 31, 2005	3,038,822	$1,335,000	$14,044,000	$15,379,000
Common stock issued for the conversion of incentive stock options net of 21,048 shares returned to Company as payment	56,719	177,000	—	177,000
Purchase and retirement of treasury stock	(150,250)	(199,000)	(1,788,000)	(1,987,000)
Dividends paid ($.51 per share)	—	—	(1,552,000)	(1,552,000)
Tax benefit on exercise of nonqualified stock options	—	—	97,000	97,000
Net income for the year	—	—	2,805,000	2,805,000

BALANCE, March 31, 2006	2,945,291	$1,313,000	$13,606,000	$14,919,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,805,000	$2,312,000
Depreciation and amortization	93,000	90,000
Allowance for bad debt	50,000	5,000
Provision for inventory reserve	35,000	35,000
Deferred income taxes	37,000	31,000
Tax benefit of nonqualified stock options	97,000	—
Change in assets and liabilities-
(Increase) decrease in accounts receivable	(503,000)	(394,000)
(Increase) decrease in inventories	(468,000)	123,000
(Increase) decrease in prepaid expenses	(60,000)	(26,000)
Increase (decrease) in accounts payable, trade	28,000	152,000
Increase (decrease) in accrued liabilities and taxes payable	192,000	173,000

Net cash provided by operating activities	2,306,000	2,501,000

Cash flows from investing activities:
Short-term investments purchased	(506,000)	(996,000)
Short-term investments redeemed	1,165,000	1,190,000
Capital expenditures	(115,000)	(70,000)

Net cash provided by investing activities	544,000	124,000

Cash flow from financing activities:
Dividends paid	(1,552,000)	(1,282,000)
Net proceeds from issuance of stock	177,000	120,000
Common stock repurchases	(1,987,000)	(1,155,000)

Net cash used by financing activities	(3,362,000)	(2,317,000)

Net increase (decrease) in cash and cash equivalents	(512,000)	308,000

Cash and cash equivalents at beginning of year	4,978,000	4,670,000

Cash and cash equivalents at end of year	$4,466,000	$4,978,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$1,443,000	$1,251,000

See notes to financial statements.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

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

During the fiscal year ended March 31, 2006, two customers represented approximately 21% and 10% of the Company’s revenues and approximately 11% and 5% of the Company’s accounts receivable balance. During the fiscal year ended March 31, 2005 one customer represented approximately 15% of the Company’s revenues and approximately 9% of the Company’s account receivable balances.

Cash Equivalents - Cash equivalents include all highly liquid investments with an original maturity of three months or less.

Short-term investments - Short-term investments consist of U.S Treasury bills and municipal bonds and are classified as “available for sale.” Short-term investments are carried in the financial statements at cost, which approximates fair value.

Accounts Receivable - At the time the accounts are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of the customer. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Inventories - Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. As of March 31, 2006 and 2005 the Company had recorded a reserve of $125,000 and $90,000, respectively, against slow moving inventory.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Property, Plant and Equipment - Property, plant and equipment is stated at acquisition cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of three to thirty-nine years.

Goodwill – Goodwill, which resulted from the acquisitions of Nusonics, Datatrace and Automata, is no longer subject to amortization, and is tested annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Intangible Assets.”

Valuation of Long-Lived Assets - The Company assesses the realizable value of long-lived assets and goodwill for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets and goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. As of March 31, 2006, we evaluated our long-lived assets for potential impairment. Based on our evaluation, no impairment charge was recognized.

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

Research & Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred. Research and development costs for the fiscal years ended March 31, 2006 and 2005 were $358,000 each year.

Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended March 31, 2006 and 2005 were $129,000 and $138,000, respectively.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Stock based compensation - At March 31, 2006, the Company has stock based compensation plans, which are described more fully in Note 7. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation.” Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date for awards in 2006 and 2005 consistent with the provisions of SFAS No. 123, the Company’s net earnings and earnings per share would have been reduced to the pro forma amount indicated below:

	March 31,
	2006	2005
Net income - as reported	$2,805,000	$2,312,000
Add: Stock based employee compensation expense included in net income, net of related tax effects	—	—
Less: Total stock based compensation expense determined under fair value based method for all awards net of related tax effects	(260,000)	(109,000)

Net income - pro forma	$2,545,000	$2,203,000

Income per basic share - as reported	$.94	$.76
Income per basic share - pro forma	$.85	$.72

Income per diluted share - as reported	$.92	$.74
Income per diluted share - pro forma	$.83	$.70

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: dividend yield of approximately 3.5% to 3.7% (2006) and 3.6% (2005); expected volatility of approximately 36%-39% (2006) and 19%-29% (2005); discount rate of 3.72%-4.66% (2006) and 3.35%-4.62% (2005); and expected lives of 5 to 10 years.

Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 64,000 and 76,000 additional shares in 2006 and 2005, respectively.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic and net income per common share — diluted for the twelve month periods ended March 31, 2006 and 2005:

	Twelve Months Ended March 31,
	2006	2005
Net income available for shareholders	$2,805,000	$2,312,000

Weighted avg. outstanding shares of common stock	2,989,000	3,060,000
Dilutive effect of stock options	64,000	76,000

Common stock and equivalents	3,053,000	3,136,000

Earnings per share:
Basic	$.94	$.76
Diluted	$.92	$.74

For the twelve months ended March 31, 2006 and 2005, 46,100 and no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Fair Value of Financial Instruments - The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximated fair value as of March 31, 2006 because of the relatively short maturity of these instruments.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Recently Issued Accounting Pronouncements – In December 2004, the FASB issued Statement 123 (revised 2004), Share-Based Payment (Statement 123(R)). This Statement requires that the costs of employee share-based payments be measured at fair value on the awards’ grant date using an option-pricing model and recognized in the financial statements over the requisite service period. This Statement does not change the accounting for stock ownership plans, which are subject to American Institute of Certified Public Accountants SOP 93-6, “Employer’s Accounting for Employee Stock Ownership Plans.” Statement 123(R) supersedes Opinion 25, Accounting for Stock Issued to Employees and its related interpretations, and eliminates the alternative to use Opinion 25’s intrinsic value method of accounting, which the Company is currently using.

Statement 123(R) allows for two alternative transition methods. The first method is the modified prospective application whereby compensation cost for the portion of awards for which the requisite service has not yet been rendered that are outstanding as of the adoption date will be recognized over the remaining service period. The compensation cost for that portion of awards will be based on the grant-date fair value of those awards as calculated for pro forma disclosures under Statement 123, as originally issued. All new awards and awards that are modified, repurchased, or cancelled after the adoption date will be accounted for under the provisions of Statement 123(R). The second method is the modified retrospective application, which requires that the Company restates prior period financial statements. The modified retrospective application may be applied either to all prior periods or only to prior interim periods in the year of adoption of this statement. We have chosen the modified prospective application (MPA) method for implementing SFAS No. 123(R). Under the MPA method, new awards will be valued and accounted for prospectively upon adoption. Outstanding prior awards that are unvested will be recognized as compensation expense over the remaining requisite service period.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43” (“FAS 151”), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. FAS No. 151 requires idle facility expenses, freight, handling costs, and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. FAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the impact of this standard on the consolidated financial statements, and has determined that the current idle plant capacity has been accounted for properly.

In December 2004, the FASB issued SFAS No. 153 “Exchanges of Non-monetary Assets — amendment of APB Opinion No. 29”. Statement 153 eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance, defined as transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for exchanges of non-monetary assets occurring after June 15, 2005. The adoption of this statement is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The FASB has issued SFAS No. 154, “Accounting Changes and Error Corrections”. This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of SFAS 154 is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (“FAS 155”), which amends FASB Statement No. 133 and FASB Statement 140, and improves the financial reporting of certain hybrid financial instruments by requiring more consistent accounting that eliminates exemptions and provides a means to simplify the accounting for these instruments. Specifically, FASB Statement No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. FAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not intend to issue or acquire the hybrid instruments included in the scope of FAS 155 and does not expect the adoption of FAS 155 to affect future reporting or disclosures.

2.	Inventories:

Inventories consist of the following:

	March 31,
	2006	2005
Raw materials	$1,796,000	$1,690,000
Work-in-process	412,000	174,000
Finished goods	291,000	167,000
Less reserve	(125,000)	(90,000)

	$2,374,000	$1,941,000

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 2006 and 2005.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

3.	Property, Plant and Equipment:

Property, plant and equipment consist of the following:

	March 31,
	2006	2005
Land	$148,000	$148,000
Building	1,260,000	1,260,000
Manufacturing equipment	1,364,000	1,268,000
Computer equipment	348,000	329,000
Furniture and fixtures	75,000	75,000

	3,195,000	3,080,000
Less accumulated depreciation	(1,908,000)	(1,815,000)

	$1,287,000	$1,265,000

4.	Income Taxes:

The components of the provision for income taxes for the years ended March 31, 2006 and 2005 are as follows:

	March 31,
	2006	2005
Current tax provision:
Federal	$1,260,000	$1,076,000
State	201,000	149,000

	1,461,000	1,225,000

Deferred tax provision:
Federal	32,000	32,000
State	5,000	4,000

	37,000	36,000

	$1,498,000	$1,261,000

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 2006 and 2005 are as follows:

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

	March 31,
	2006	2005
Depreciation and amortization	$(301,000)	$(245,000)
Accrued vacation	74,000	64,000
Bad debt expense	32,000	15,000
Inventory reserve	43,000	31,000
Warranty reserve	10,000	5,000
Other	(6,000)	19,000

Net deferred (liability)/asset	$(148,000)	$(111,000)

A reconciliation of the Company’s income tax provision for the years ended March 31, 2006 and 2005, and the amounts computed by applying statutory rates to income before income taxes is as follows:

	March 31,
	2006	2005
Income taxes at statutory rates	$1,463,000	$1,257,000
State income taxes, net of federal benefit	228,000	114,000
Foreign sales corporation exemption	(38,000)	(47,000)
Tax benefit on stock option exercises	(97,000)	—
Other	(58,000)	(63,000)

	$1,498,000	$1,261,000

5.	Stock Repurchase:

In November, 2005, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of its outstanding common stock. Under the program, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.

6.	Employee Benefit Plan:

The Company adopted a 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment with the Company. The Company matches 50% of the employee’s contribution up to 6% of the employees salary. A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at the end of the participant’s fourth year of service. The Company contributed $66,000 to the plan for fiscal 2006 and $58,000 for fiscal 2005.

7.	Stockholders’ Equity:

The State of Colorado has eliminated the ability of Colorado corporations to retain treasury stock. As a result, the Company reduced common stock to its average share value and further

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

reduced retained earnings for the remainder of the cost of treasury stock acquired in each fiscal year. In the most recent fiscal year, management estimated that approximately 10% of the price paid for repurchased shares was attributable to the original purchase of common stock, while the remainder was charged to retained earnings.

The Company has adopted incentive stock option plans for the benefit of the Company’s key employees, excluding its outside directors. Under terms of the plans, options are granted at an amount not less than 100% of the bid price of the underlying shares at the date of grant. Options are exercisable for a term of five years and, during such term, may be exercised as follows: 25% after each year, and 100% anytime after the fourth year until the end of the fifth year.

On October 3, 1996, the Company adopted a nonqualified performance stock option plan for the benefit of the Company’s outside Directors. The plan provides that the outside Directors will receive grants to be determined and approved by the Company’s inside Directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years and, during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing price of the common stock on the over-the-counter market on the date of grant. Effective March 24, 2006, this plan has expired.

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

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The following is a summary of options granted under the plans:

	FY 2006		FY 2005
	WEIGHTED – AVG EXERCISE		WEIGHTED – AVG EXERCISE
	SHARES	PRICE	SHARES	PRICE
Options outstanding at beginning of year	241,767	$7.82	265,070	$5.77
Options granted	96,620	$13.57	93,600	$10.64
Options cancelled	(11,150)	$9.13	(20,200)	$7.08
Options exercised	(77,767)	$6.29	(96,703)	$5.07

Options outstanding at end of year	249,470	$10.47	241,767	$7.82

Options exercisable at end of year	43,750	$7.04	54,459	$5.80
Shares available for future option grant	127,330		263,700

The following is a summary of information about stock options outstanding as of March 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 03/31/06	Weighted- Average Remaining Contractual Life in Years	Weighted - Average Exercise Price	Number Exercisable as of 03/31/06	Weighted - Average Exercise Price
$4.55 - $ 7.00	78,300	3.6	$6.47	34,000	$6.24
$9.81 - $11.91	100,070	5.0	$10.81	9,750	$9.85
$12.56 - $15.44	71,100	7.8	$14.40	—	—

$4.55 - $15.44	249,470	5.4	$10.47	43,750	$7.04

8.	Segment Data:

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. FAS 131 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its segments as one reportable segment based on the similar characteristics of their operations.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Revenues related to operations in the U.S. and foreign countries for the years ended March 31, 2006 and 2005, are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended March 31, 2006 and 2005, are as follows:

	Years Ended March 31,
	2006	2005
Net revenues from unaffiliated customers:
United States	$7,935,000	$7,113,000
Foreign (no country exceeds 10% of total)	$3,648,000	$2,928,000

Long-lived assets at end of year:
United States	$5,495,000	$5,473,000

9.	Quarterly Results (unaudited):

Quarterly financial information for fiscal 2006 and 2005 is summarized as follows:

($ in thousands, except per share amounts) 2006	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net revenue	$2,440	$2,961	$2,741	$3,441
Gross profit	$1,538	$1,962	$1,695	$2,242
Net income	$540	$801	$637	$827
Earnings per share – basic	$.18	$.27	$.22	$.28
Earnings per share – diluted	$.17	$.26	$.21	$.27

($ in thousands, except per share amounts) 2005	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net revenue	$2,539	$2,337	$2,530	$2,634
Gross profit	$1,603	$1,451	$1,565	$1,700
Net income	$625	$548	$563	$575
Earnings per share – basic	$.20	$.18	$.18	$.19
Earnings per share – diluted	$.20	$.17	$.18	$.18

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

10. Subsequent Events:

Subsequent to the year end, Mesa on May 4, 2006, acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska. Raven, a privately held company, is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Under the terms of the transaction, Mesa Labs has acquired all of the outstanding shares of Raven for approximately $6,750,000 which was comprised of $3,500,000 cash and 223,243 shares (valued at $3,250,000) of common stock.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2006 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The names, addresses, ages and terms of office of the executive officers and directors of the Company are:

Name and Address	Age	Office	Term Expires(1)
Luke R. Schmieder 12100 West Sixth Avenue Lakewood, Colorado	63	Chief Executive Officer, Treasurer and Chairman of the Board of Directors	2006

John J. Sullivan, Ph.D. 12100 West Sixth Avenue Lakewood, Colorado	53	President and Chief Operating Officer	2006

Steven W. Peterson 12100 West Sixth Avenue Lakewood, Colorado	49	Vice President-Finance, Chief Financial and Chief Accounting Officer and Secretary	2006

Paul D. Duke 12100 West Sixth Avenue Lakewood, Colorado	64	Director (2)(4)	2006

H. Stuart Campbell 12100 West Sixth Avenue Lakewood, Colorado	76	Director (2)(3)(4)	2006

Michael T. Brooks 12100 West Sixth Avenue Lakewood, Colorado	57	Director (2)(3)(4)	2006

Robert V. Dwyer 12100 West Sixth Avenue Lakewood, Colorado	65	Director	2006

(1)	The term of office of each officer of the Company is at the discretion of the Board of Directors.
(2)	Audit Committee member.
(3)	Compensation Committee member.
(4)	Nominating Committee member.

Luke R. Schmieder, Chief Executive Officer, Treasurer and Chairman of the Board of Directors

Mr. Schmieder attended Ohio State University and Ohio University taking courses in mechanical engineering and business management. Mr. Schmieder was employed from 1970 to 1977 by Cobe Laboratories, Inc. (manufacturer of dialysis and cardiovascular equipment and supplies) as a designer and process controller on various projects. From 1977 to 1982, Mr. Schmieder served as president and principal of a consulting company for product and process development primarily in the medical field. Mr. Schmieder has served as Chief Executive Officer and a Director of the Company since its inception in March 1982.

John J. Sullivan, Ph.D., President and Chief Operating Officer

Dr. Sullivan received his Bachelor of Science degree in Biology from Western Washington University in 1976 and a Ph.D. degree in Food Science from the University of Washington in 1982. From 1976 until 1980, Dr. Sullivan was employed as an Analytical Chemist at BioMed Research Labs, (an independent research and testing laboratory). In 1982, Dr. Sullivan joined the U.S. Food and Drug Administration’s Seattle District Laboratory as a Senior Research Scientist and worked there until 1988. In 1988 Dr. Sullivan joined Varian, Inc., (a major analytical instrument manufacturer) and served in various capacities in Research and Development, Sales and Marketing Management and in Business Development until 2004. Dr. Sullivan joined the company in October, 2004 in the role of Vice President of Sales and Marketing and was promoted to the position of President in May, 2006.

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

Michael T. Brooks, Director

Mr. Brooks received his Bachelor of Arts in History from Ohio Wesleyan University in 1971. While pursuing a career in fluid power, he received a Masters in Business from the University of Denver in 1983. Mr. Brooks was an independent manufacturer’s representative from 1982 – 1985 at which time he purchased an interest in Fiero Fluid Power which he presently owns and operates. Fiero Fluid Power is a Rep/Distributor selling pneumatic and instrumentation equipment. He has been a director since October, 1998 and devotes such time as is necessary to the affairs of the Company.

Robert V. Dwyer, Director

Mr. Dwyer received his Bachelor of Arts in Philosophy from Creighton University in 1962, and he received his J.D. from Creighton University in 1964. Mr. Dwyer has served as President and was the majority owner of Raven Biological Laboratories, Inc. and is also an Attorney at Law. Mr. Dwyer currently serves on the Board of Directors of American National Bank, based in Omaha, Nebraska. In addition, Mr. Dwyer holds ownership positions in other small business entities. He was appointed a director in May, 2006 and currently serves as President of the Company’s Raven Biological Laboratories operation.

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

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to § 240.16a-3(e) during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation from the reporting person (as hereinafter defined) that no Form 5 is required, the Company is not aware of any person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act (“reporting person”), that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 10. EXECUTIVE COMPENSATION.

The following table, and its accompanying explanatory footnotes, includes annual and long-term compensation information on the Company’s Chief Executive Officer, President and Chief Financial Officer for services rendered in all capacities during the fiscal years ended March 31, 2006, March 31, 2005 and March 31, 2004. No other executive officer received total annual salary and bonus for the fiscal year ended March 31, 2006 in excess of $100,000.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Options Granted	Other Comp
L. Schmieder, CEO	2006	$126,147	$80,000	3,000	$4,196
	2005	$122,287	$56,177	4,000	$4,381
	2004	$118,514	$23,744	4,000	$3,540

J. Sullivan, President, COO	2006	$164,005	$60,000	37,000	$4,300
	2005	$74,428	$23,008	20,000	—
	2004	—	—	—	—

S. Peterson, CFO	2006	$94,475	$60,000	3,000	$3,245
	2005	$91,030	$42,942	4,000	$2,535
	2004	$87,928	$19,021	4,000	$3,125

(1)	Reflects bonus earned in fiscal year, but paid in the following fiscal year.

The following summary table sets forth information concerning grants of stock options made during the fiscal year ended March 31, 2006 to the Company’s Chief Executive Officer, President and Chief Financial Officer.

Option Grants in Last Fiscal Year

Name	Options Granted	Percent of Total Options Granted in Fiscal Year	Exercise Price	Expiration Date
L. Schmieder	3,000	3%	$11.91	June 13, 2015
S. Peterson	3,000	3%	$11.91	June 13, 2010
J. Sullivan	37,000	38%	$11.91 - $15.44	June 13, 2010 – March 19, 2016

Compensation of Directors

On October 3, 1996, the Company adopted a new nonqualified performance stock option plan for the benefit of the Company’s outside Directors. The plan provides that the outside Directors will receive grants to be determined and approved by the Company’s inside directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years, and during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing bid price of the common stock on the over-the-counter market on the date of grant. Effective March 24, 2006, this plan has expired.

On June 14, 2005, Mr. Brooks, Mr. Campbell and Mr. Duke, outside directors, were each granted options to purchase 3,000 shares of common stock at $11.91 per share. On March 20, 2006, Mr. Brooks, Mr. Campbell and Mr. Duke, outside directors, were each granted options to purchase 2,700 shares of common stock at $15.44 per share. Mr. Schmieder, the Company’s inside director was granted options to purchase 3,000 shares of common stock at a price of $11.91 per share on June 14, 2005.

Currently, all outside directors receive cash compensation of $1,000 for each Board of Directors or committee meeting attended in person, and $300 for each Board of Directors or committee meeting attended by teleconference.

Incentive Stock Option Plans

The Company has adopted a stock option plan, approved by the shareholders of the Company in November 1993, for the benefit of the Company’s employees. The plan is administered by the non-participating members of the Board of Directors, who select the optionees and determine the terms and conditions of the stock option grant. The exercise price for options granted under the plan cannot be less than the fair market value of the stock at the date of grant or 110% of such fair market value with respect to options granted to any optionee who holds more than 10% of the Company’s common stock. Options are not exercisable until one year after the date of grant and expire five years after the date of grant. All outstanding options are subject to vesting provisions whereby they become exercisable over a four-year period. The plan authorizes options to purchase up to 300,000 shares of common stock.

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

As of March 31, 2006, options to purchase a total of 249,470 shares were outstanding, at exercise prices ranging from $4.55 to $15.44 per share. Further, as of March 31, 2006, options to purchase an aggregate of 127,330 shares remained available for grant under the Company’s stock option plans. Options were granted during the fiscal year ended March 31, 2006, pursuant to the Company’s incentive stock option plans, to each of the Company’s executive officers. Options to purchase 3,000 shares at $11.91 per share were granted to Mr. Steven W. Peterson, Vice President-Finance. Mr. Luke R. Schmieder, President, was granted options to purchase 3,000 shares at $11.91 per share. Mr. John J. Sullivan, Ph.D., Vice President-Sales and Marketing, was granted options to purchase 3,000 shares at $11.91 on June 14, 2005, 4,000 shares at $14.80 on December 20, 2005 and 30,000 shares at $15.44 per share on March 20, 2006.

Retirement Plan

The Company has adopted a 401(k) plan for the benefit of its officers and employees. Subject to certain restrictions, a participant may defer up to 15% of their gross compensation into the plan. The Company currently matches up to 6% of the participant’s contribution at a rate of 50% of the contribution. The plan also allows for additional contributions by the Company at its discretion.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company’s common stock owned beneficially as of March 31, 2006 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each officer and director of the Company and by all of the Company’s officers and directors as a group. This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended. As far as is known to management of the Company, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2006 except as set forth below.

Name of Beneficial Owner	Amount and Nature of Beneficial Owner		Percentage of Class Beneficially Owned
Luke R. Schmieder (1)	336,267	(2)	11.4
John J. Sullivan Ph.D. (1)	7,832		0.3
Steven W. Peterson (1)	68,200	(3)	2.3
Paul D. Duke (1)	100,043		3.4
H. Stuart Campbell (1)	90,000		3.1
Michael T. Brooks (1)	33,200	(4)	1.1
FMR Corp. (7)	226,850	(6)	7.7

All officers and directors as a group (6 in number)	635,542	(5)	21.4

(1)	The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)	Includes 8,000 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.
(3)	Includes 4,000 shares which Mr. Peterson has the right to acquire within 60 days by exercise of stock options.
(4)	Includes 10,000 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(5)	Includes 22,000 shares which the officers and directors of the Company as a group have the right to acquire within 60 days by exercise of stock options.
(6)	Based upon information set forth in schedule 13G filed by FMR Corp. with the Securities and Exchange Commission dated February 14, 2006. Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp., is the beneficial owner of 226,850 shares as a result of acting as investment advisor to several investment companies. The ownership by one investment company, Fidelity Low-Priced Stock Fund, amounted to 226,850 shares. Mr. Edward C. Johnson 3d, FMR Corp., through its control of Fidelity, and the aforementioned investment companies each has the power to dispose of the 226,850 shares.
(7)	The business address is 82 Devonshire Street, Boston, MA 02109.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 7 to the Financial Statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

(3)(i)	Articles of Incorporation and Articles of Amendment and Bylaws of Registrant - incorporated by reference to the Exhibits to the Registration Statement on Form S-18, file number 2-88647-D, filed December 21, 1983.

(3)(ii)	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1988.

(3)(iii)	Articles of Amendment of Registrant dated October 4, 1990 - incorporated by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1991.

(3)(iv)	Articles of Amendment of Registrant dated October 20, 1992 - incorporated by reference to the Exhibit to the Report on Form 10-KSB for the fiscal year ended March 31, 1993.

(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-89808, 333-02074, 333-18161, 333-48556 and 333-122911) of their report dated May 19, 2006, included in the Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 2006.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K. On February 9, 2006, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

1. AUDIT FEES

Ehrhardt Keefe Steiner & Hottman PC’s fees for the Company’s 2006 and 2005 annual audits and reviews of the Company’s quarterly financial statements or services that are normally provided by the accountant in connection with statutory or regulatory filings or engagements were approximately $65,936 and $56,725, respectively.

2. AUDIT RELATED FEES

Ehrhardt Keefe Steiner & Hottman PC did not render any audit related services to the Company in 2006 and 2005.

3. TAX FEES

Ehrhardt Keefe Steiner & Hottman PC’s fees for tax preparation services to the Company for 2006 and 2005 were approximately $9,700 and $7,900, respectively.

4. ALL OTHER FEES

Ehrhardt Keefe Steiner & Hottman PC’s fees for all other services to the Company for 2006 and 2005 were approximately $25,000 and $2,910, respectively. The 2006 fees were paid for due diligence work related to the acquisition of Raven Biological Laboratories, Inc. The 2005 fees were paid for review of S-8 filing documents.

5. The Audit Committee approved all services performed by Ehrhardt, Keefe, Steiner & Hottman PC.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: June 27, 2006	By:	/s/ Luke R. Schmieder
Luke R. Schmieder, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Luke R. Schmieder Luke R. Schmieder	Chief Executive Officer, Treasurer and Chairman of the Board of Directors	June 27, 2006

/s/ John J. Sullivan, Ph.D. John J. Sullivan, Ph.D.	President and Chief Operating Officer	June 27, 2006

/s/ Steven W. Peterson Steven W. Peterson	Vice President, Finance, Chief Financial and Chief Accounting Officer and Secretary	June 27, 2006

/s/ Paul D. Duke Paul D. Duke	Director	June 27, 2006

/s/ H. Stuart Campbell H. Stuart Campbell	Director	June 27, 2006

/s/ Michael T. Brooks Michael T. Brooks	Director	June 27, 2006

/s/ Robert V. Dwyer Robert V. Dwyer	Director	June 27, 2006

EXHIBITS INDEX

(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 33-89808, 333-02074, 333-18161, 333-48556 and 333-122911) of their report dated May 19, 2006, included in the Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 2006.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.