Form 10QSB
period 2006-06-30
MESA LABORATORIES INC /CO
filed 2006-08-14
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,174,936 shares of the Issuer’s common stock, no par value, outstanding as of June 30, 2006.

FORM 10-QSB

ITEM 1.	FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2006	MARCH 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,695,000	$4,466,000
Short-term Investments	—	1,245,000
Accounts Receivable, Net	2,877,000	2,444,000
Inventories, Net	3,061,000	2,374,000
Prepaid Expenses and Other	241,000	426,000

TOTAL CURRENT ASSETS	9,874,000	10,955,000
PROPERTY, PLANT & EQUIPMENT, NET	2,022,000	1,287,000
OTHER ASSETS
Goodwill, Intangibles and Other	8,247,000	4,208,000

TOTAL ASSETS	$20,143,000	$16,450,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$185,000	$290,000
Accrued Salaries & Payroll Taxes	434,000	782,000
Other Accrued Expenses	100,000	79,000
Taxes Payable	306,000	51,000

TOTAL CURRENT LIABILITIES	1,025,000	1,202,000
LONG TERM LIABILITIES
Deferred Income Taxes Payable	329,000	329,000
STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,174,936 shares (6/30/06) and 2,945,291 shares (3/31/06)	4,618,000	1,313,000
Retained Earnings	14,171,000	13,606,000

TOTAL STOCKHOLDERS’ EQUITY	18,789,000	14,919,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,143,000	$16,450,000

FORM 10-QSB

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Sales	$3,674,000	$2,440,000

Cost of Goods Sold	1,287,000	902,000
Selling, General & Administrative	1,069,000	660,000
Research and Development	123,000	89,000
Other (Income) and Expenses	(39,000)	(39,000)

	2,440,000	1,612,000

Earnings Before Income Taxes	1,234,000	828,000
Income Taxes	444,000	288,000

Net Income	$790,000	$540,000

Net Income Per Share (Basic)	$.26	$.18

Net Income Per Share (Diluted)	$.25	$.17

Average Common Shares Outstanding (Basic)	3,095,000	3,038,000

Average Common Shares Outstanding (Diluted)	3,160,000	3,131,000

FORM 10-QSB

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005
Cash Flows From Operating Activities:
Net Income	$790,000	$540,000
Depreciation and Amortization	124,000	23,000
Stock Based Compensation	66,000	—
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	353,000	452,000
(Increase) Decrease in Inventories	(111,000)	(124,000)
(Increase) Decrease in Prepaid Expenses	215,000	138,000
Increase (Decrease) in Accounts Payable	(121,000)	—
Increase (Decrease) in Accrued Liabilities	(156,000)	(41,000)

Net Cash (Used) Provided by Operating Activities	1,160,000	988,000

Cash Flows From Investing Activities:
Short-term Investments Redeemed	1,245,000	26,000
Purchase of Business	(2,729,000)	—
Capital Expenditures, Net of Retirements	(211,000)	(37,000)

Net Cash (Used) Provided by Investing Activities	(1,695,000)	(11,000)

Cash Flows From Financing Activities:
Dividends Paid	(222,000)	(182,000)
Treasury Stock Purchases	(77,000)	(80,000)
Proceeds From Stock Options Exercised	63,000	2,000

Net Cash (Used) Provided by Financing Activities	(236,000)	(260,000)

Net Increase (Decrease) In Cash and Cash Equivalents	(771,000)	717,000

Cash and Cash Equivalents at Beginning of Period	4,466,000	4,978,000

Cash and Cash Equivalents at End of Period	$3,695,000	$5,695,000

Supplemental disclosure of noncash activity:

On May 4, 2006, the Company issued $3,250,000 of common stock and cash of approximately $2,729,000 for the acquisition of Raven Biological Laboratories, Inc. (See Note E).

FORM 10-QSB

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2006 AND 2005

NOTE A.	SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10KSB, at March 31, 2006.

The accompanying unaudited condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

NOTE B.	STOCK BASED COMPENSATION

Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. SFAS 123(R) supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25).

We adopted the modified prospective transition method of applying SFAS 123(R) which requires the application of the standard as of April 1, 2006 and requires us to record compensation cost related to unvested stock options as of April 1, 2006, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after April 1, 2006 are valued at fair value in accordance with the provisions of SFAS 123(R) and recognized on a straight line basis over the service periods of each award. We estimated forfeiture rates for the quarter based on historical experience.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

Three Months Ended June 30, 2006
Total cost of stock-based compensation	$66,000
Amount capitalized in inventory and property and equipment	—

Amounts charged against income, before income taxes	66,000
Amount of income tax benefit recognized in earnings	23,000

Amount charged against net income	$43,000

Impact on net income per common share:
Basic	$0.01
Diluted	$0.01

FORM 10-QSB

Stock-based compensation expense was reflected as Selling, general and administrative expense in the statement of operations for the first quarter of fiscal 2007.

Prior to the first quarter of fiscal 2007, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of APB 25, using the intrinsic-value method. Under the guidelines of APB 25 compensation cost for stock-based employee compensation plans is recognized based on the difference, if any, between the quoted market price of the stock on the date of grant and the amount an employee must pay to acquire the stock. The Company had adopted the disclosure-only provisions for employee stock-based compensation, and therefore, had not recorded compensation cost in its financial statements. Had compensation cost for stock-based compensation been determined consistent with SFAS 123(R), net income and net income per share would have been adjusted to the following pro forma amounts:

Three Months Ended June 30, 2005
Net income – as reported	$540,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(58,000)

Net income – pro forma	$482,000

Net income per common share – as reported:
Basic	$0.18
Diluted	$0.17
Net income per common share – pro forma:
Basic	$0.16
Diluted	$0.15

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2007 and 2006 using the Black-Scholes model:

	Three Months Ended June 30,
	2006	2005
Stock options:
Volatility	39.2%	36.0%
Risk-free interest rate	4.95-5.16%	3.73-4.13%
Expected option life (years)	5-10	5-10
Dividend yield	3.7%	3.6%

FORM 10-QSB

A summary of the option activity for the first three months of fiscal 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	249,470	$10.47	5.4
Options granted	68,620	14.54	5.4
Options forfeited	(12,200)	10.17	—
Options expired	—	—	—
Options exercised	(12,850)	6.31	—

Outstanding at June 30, 2006	293,040	$11.62	5.3	$1,138,000

Exercisable at June 30, 2006	56,280	$8.32	4.0	$404,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first quarter of fiscal 2007 was $14.54 and $11.96 in the first quarter of fiscal 2006. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $52,000 and $29,000 during the first quarters of fiscal 2007 and 2006, respectively.

A summary of the status of our unvested option shares as of June 30, 2006 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2006	205,720	$11.20
Options granted	68,620	$14.54
Options forfeited	(12,200)	$10.17
Options vested	(24,380)	$9.29

Unvested at June 30, 2006	237,760	$12.40

As of June 30, 2006, there was $719,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.4 years. The total fair value of options shares vested was $66,000 and $58,000 for the first quarters of fiscal 2007 and 2006, respectively.

NOTE C.	NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

FORM 10-QSB

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three month period ended June 30, 2006 and 2005:

	Three Months Ended June 30,
	2006	2005
Net income available for shareholders	$790,000	$540,000
Weighted avg. outstanding shares of common stock	3,095,000	3,038,000
Dilutive effect of stock options	65,000	93,000
Common stock and equivalents	3,160,000	3,131,000
Earnings per share:
Basic	$.26	$.18
Diluted	$.25	$.17

For the three months ended June 30, 2006 and 2005, 1,800 shares and no shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE D.	SUBSEQUENT EVENTS

On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,400,000. This transaction was paid from the Company’s existing cash balance, and we estimate that this transaction should serve to reduce Raven’s operating expenses by approximately $60,000 per year.

NOTE E.	ACQUISITION OF BUSINESS

On May 4, 2006, the Company acquired all of the issued and outstanding common shares of Raven Biological Laboratories, Inc. (Raven). Raven, a privately held company, is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Raven’s biological indicators are utilized to provide quality control testing in various sterilization processes, including those in dental offices, hospitals, and medical device and pharmaceutical manufacturers. Raven distributes its products worldwide via direct sales and through distributors. Under the terms of the transaction, Mesa Labs has acquired all of the outstanding shares of Raven for approximately $6,750,000 which was comprised of $3,500,000 cash and 223,243 shares (valued at $3,250,000) of common stock. As part of the acquisition, shareholder notes receivables were redeemed. These amounts along with Raven’s ending cash balances lowered the actual cash expended for this transaction to $2,729,000. All assets and liabilities of Raven were recorded based on their estimated fair values as follows:

FORM 10-QSB

Raven Biological Laboratories, Inc. net assets acquired:

Current assets, including $190,000 in cash	$1,582,000
Property and equipment	$668,000
Other Assets	$38,000
Intangible assets and goodwill	$3,982,000
Current liabilities	$(100,000)

$6,170,000

The purchase price allocation is based on management’s preliminary fair value estimates of assets acquired and liabilities assumed in the Raven acquisition. The Company is in the process of obtaining a valuation from a third party to be used to allocate the purchase price. The Company will adjust its allocation when the valuation is completed.

The results of Raven’s operations have been included in the consolidated financial statements commencing from the acquisition date. The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2006 and 2005 are as follows:

	Three Months Ended June 30,
	2006	2005
Total net sales	$4,025,000	$3,611,000
Net income from operations	$1,232,000	$945,000
Net income	$816,000	$649,000
Net income per common share (Basic)	$.26	$.21
Net income per common share (Diluted)	$.26	$.21

FORM 10-QSB

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Mesa Laboratories, Inc. manufactures and distributes electronic measurement systems and disposables for various niche applications, including renal treatment, food processing, medical sterilization, pharmaceutical processing and other industrial applications. Our Company follows a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products. In order to optimize the performance of our Company and to build the value of the Company for its shareholders, we continually follow the trend of various key financial indicators. A sample of some of the most important of these indicators is presented in the following table.

	Key Financial Indicators For The Quarters Ended June 30,
	2006	2005	2004	2003
Cash and Investments	$3,695,000	$7,573,000	$7,127,000	$5,580,000
Trade Receivables	$2,999,000	$1,594,000	$1,933,000	$1,793,000
Days Sales Outstanding	60	50	63	68
Inventory	$3,061,000	$2,065,000	$2,090,000	$2,277,000
Inventory Turns	1.9	1.8	1.8	1.4
Working Capital	$8,849,000	$10,407,000	$10,492,000	$9,245,000
Current Ratio	10:1	12:1	14:1	15:1
Average Return On:
Stockholder Investment (1)	18.7%	13.9%	16.0%	14.3%
Assets	17.3%	12.9%	15.2%	13.7%
Invested Capital (2)	25.3%	25.3%	28.3%	22.0%
Net Sales	$3,674,000	$2,440,000	$2,539,000	$2,253,000
Gross Profit	$2,387,000	$1,538,000	$1,603,000	$1,447,000
Gross Margin	65%	63%	63%	64%
Operating Income	$1,195,000	$789,000	$946,000	$794,000
Operating Margin	33%	32%	37%	35%
Net Profit	$790,000	$540,000	$625,000	$523,000
Net Profit Margin	22%	22%	25%	23%
Earnings Per Diluted Share	$.25	$.17	$.20	$.17
Capital Expenditures(Net)	$211,000	$37,000	$—	$2,000
Head Count	92.0	50.5	48.5	47.5
Sales Per Employee (Annualized)	$160,000	$193,000	$209,000	$190,000

FORM 10-QSB

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.

(2)	Average return on invested capital (invested capital = total assets - current liabilities - cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. Most of the indicators above for the period ended June 30, 2006 are showing variation from the trends of the past years. These variances are attributable to the acquisition of Raven Biological Laboratories, Inc., which was completed on May 4, 2006.

Results of Operations

Net Sales

Net sales for the first quarter of fiscal 2007 increased 51 percent from fiscal 2006. In real dollars, net sales of $3,674,000 in fiscal 2007 increased $1,234,000 from $2,440,000 in 2006.

The main contributing factor to increased net sales this quarter was the addition of Raven Biological Laboratories, Inc., which was acquired May 4, 2006. While Raven’s biological indicator products added incremental sales during the quarter, sales of Mesa’s existing products also contributed to the gain growing 18 percent during the quarter when compared to the same period last year.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. Also, it is important to note that the new Raven products are disposables and thus do not contribute to the Company’s parts and service revenues. During the first quarter of fiscal years 2007 and 2006 our Company had parts and service revenue of $811,000 and $663,000. As a percentage of total revenue, parts and service revenues were 22% in 2007 and 27% in 2006.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past three fiscal years, general economic conditions have been improving, and capital spending has also been increasing. In the past year we have added the new 90XL Dialysate Meter to our medical line of products. In addition, we have added the Raven line of biological indicators as of early May, 2006. For fiscal first quarter 2007 and 2006, product sales for our company were $2,863,000 and $1,777,000.

FORM 10-QSB

Over the fiscal first quarter, our medical revenues increased 22 percent compared to the prior period. This increase was due to higher sales of meter products and parts and service. As indicated, the company has begun marketing its new 90XL meter. Sales of our other dialysis products continue to enjoy wide spread acceptance with the major dialysis providers in the U.S., and have continued to grow in sales despite the merger activity that has consolidated the number of providers in the domestic market over the last twelve months.

During the fiscal first quarter, sales of the Datatrace brand of products increased 27 percent from the prior year. During the previous fiscal year, the Company began to transition to a direct sales force for these products beginning with the eastern half of the country. This increase in sales effort has led to increasing sales of Datatrace products over the past year. By the end of the second quarter of this new fiscal year we expect to complete this transition in the western U.S.

During the fiscal first quarter, sales of the Nusonics line of ultrasonic fluid measurement systems decreased by 49 percent. Orders for the period actually increased by approximately 12 percent, but the longer lead times to build these products led to the lower sales number this quarter. At this time Nusonics products contribute less than five percent of our total sales.

Cost of Sales

Cost of sales as a percent of net sales during the first fiscal quarter decreased two percent from fiscal 2006 to 35.0 percent. Most of our products enjoy gross margins in excess of 55%. Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced a higher growth rate in its Datatrace sales, which led to a decrease in cost of goods sold expense as a percent of sales compared to the prior year period. In addition we experienced higher gross margins than anticipated for our new Raven products. As we integrate these products into our financial systems over the remainder of the fiscal year we expect to see some volatility in our gross margins for these products.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $467,000 in the current quarter compared $244,000 for the same quarter last year. In addition to the added costs due to the new Raven operation, the company incurred approximately $80,000 of new amortization costs due to the acquisition of Raven and $66,000 of option compensation due to implementation of a new accounting standard.

FORM 10-QSB

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

During the first quarter of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturer representatives to our own direct sales force. This change gave us increased sales effort and better control of the selling effort. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position.

During the second quarter of fiscal 2007, we expect to complete this transition by creating and hiring two new direct sales positions in the western half of the U.S. We expect these two new positions to increase our selling costs over the remainder of the fiscal year, but expect increased sales to off-set these increases as the year progresses.

In dollars, selling costs were $602,000 in the first fiscal quarter and $416,000 in the same prior year quarter. As a percent of sales, selling cost was 16.4% in the current quarter and 17.0% in the prior year quarter. During the current fiscal quarter, most of the dollar increase in selling expense was due to the addition of Raven selling expenses and the remainder was due to increased cost of selling for Datatrace products due to higher sales volume.

Research and Development

Company sponsored research and development cost was $123,000 during the first fiscal quarter and $89,000 during the previous year period. We are currently trying to execute a strategy of increasing the flow of internally developed products. Currently, we have begun a project to develop a new line of products within our Datatrace family of products. If successfully developed these products would be expected to complement our existing products. Due to this project some minor reorganization of staffing took place during the quarter, which created a one time increase in expense during this quarter.

Net Income

Net income increased 46 percent to $790,000 or $.25 per share on a diluted basis during the quarter from $540,000 or $.17 per share on a diluted basis in the previous year period. The net income increase was due primarily to the increased revenues of existing products, as well as the contribution to sales of the new products acquire from Raven.

FORM 10-QSB

Liquidity and Capital Resources

On June 30, 2006, we had cash and short term investments of $3,695,000. In addition, we had other current assets totaling $6,179,000 and total current assets of $9,874,000. Current liabilities of our Company were $1,025,000 which resulted in a current ratio of 10:1.

Our Company has made capital acquisitions during the first fiscal quarter of $211,000. This included a $100,000 deposit associated with the acquisition of the facility that houses our new Raven operation. On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,400,000. This transaction was paid from the Company’s existing cash balance, and we estimate that this transaction should serve to reduce Raven’s operating expenses by approximately $60,000 per year.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2006, a quarterly dividend of $.07 per common share was paid to shareholders of record on June 1, 2006.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds. All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss. In some cases, additional guarantees of the investment principal are provided in the form of bank letters of credit.

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

Contractual Obligations

At June 30, 2006 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. In addition, the company was under contact to purchase the facility that houses its operations in Omaha, Nebraska for $1,400,000, and that transaction was completed on July 31, 2006. Completion of the acquisition of the Omaha facility ended our obligation under the lease on that facility.

FORM 10-QSB

Forward Looking Statements

All statements other than statements of historical fact included in this annual report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; competition in the biological indicator market; the discontinuance of the practice of dialyzer reuse; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy. We do not intend to update these forward looking statements. You are advised to review the “Additional Cautionary Statements” provided in our Company’s most recent Form 10-KSB filing with the SEC for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

FORM 10-QSB

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.

Valuation of Long-Lived Assets, Goodwill and Intangibles

The Company assesses the realizable value of long-lived assets, goodwill and intangibles for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets, goodwill and intangibles, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2006 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

FORM 10-QSB

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

PART II-OTHER INFORMATION

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the first quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 1-30, 2006	2,332	$14.73	46,185	253,815
May 1-31, 2006	1,124	$14.29	47,309	252,691
June 1-30, 2006	1,740	$15.11	49,049	250,951

Total First Quarter	5,196	$14.76

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

On May 10, 2006, the Registrant filed a Report on Form 8-K, under Items 1.01, 2.01, 3.02, 5.02 and 9.01, reporting the issuance of a press release reporting its acquisition for stock and cash of Raven Biological Laboratories, Inc., and the appointment of Robert V. Dwyer to its Board of Directors.

FORM 10-QSB

On May 12, 2006, the Registrant filed a Report on Form 8-K, under Item 5.02, reporting the issuance of a press release reporting the appointment of John J. Sullivan, Ph.D. as its President and Chief Operating Officer.

On May 23, 2006, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and twelve months ended March 31, 2006.

FORM 10-QSB

MESA LABORATORIES, INC.

JUNE 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC. (Issuer)

DATED: August 14, 2006	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer, Treasurer and Chairman of the Board of Directors

DATED: August 14, 2006	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary