Form 10QSB
period 2006-09-30
MESA LABORATORIES INC /CO
filed 2006-11-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

There were 3,173,114 shares of the Issuer’s common stock, no par value, outstanding as of September 30, 2006.

ITEM 1.	FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	SEPT 30, 2006	MARCH 31, 2006
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,888,000	$4,466,000
Short-term Investments	—	1,245,000
Accounts Receivable, Net	2,776,000	2,444,000
Inventories, Net	3,276,000	2,374,000
Prepaid Expenses and Other	312,000	426,000

TOTAL CURRENT ASSETS	9,252,000	10,955,000
PROPERTY, PLANT & EQUIPMENT, NET	3,466,000	1,287,000
OTHER ASSETS
Goodwill and Other	8,023,000	4,208,000

TOTAL ASSETS	$20,741,000	$16,450,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$145,000	$290,000
Accrued Salaries & Payroll Taxes	620,000	782,000
Other Accrued Expenses	112,000	79,000
Taxes Payable	59,000	51,000

TOTAL CURRENT LIABILITIES	936,000	1,202,000
LONG TERM LIABILITIES
Deferred Income Taxes Payable	329,000	329,000
STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,173,114 shares (9/30/06) and 2,945,291 shares (3/31/06)	4,615,000	1,313,000
Retained Earnings	14,861,000	13,606,000

TOTAL STOCKHOLDERS’ EQUITY	19,476,000	14,919,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,741,000	$16,450,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended Sept. 30, 2006	Three Months Ended Sept. 30, 2005
Sales	$4,186,000	$2,961,000

Cost of Goods Sold	1,506,000	999,000
Selling, General & Administrative	1,202,000	716,000
Research and Development	79,000	75,000
Other (Income) and Expenses	(29,000)	(48,000)

	2,758,000	1,742,000

Earnings Before Income Taxes	1,428,000	1,219,000
Income Taxes	516,000	418,000

Net Income	$912,000	$801,000

Net Income Per Share (Basic)	$.29	$.27

Net Income Per Share (Diluted)	$.28	$.26

Average Common Shares Outstanding (Basic)	3,174,000	3,015,000

Average Common Shares Outstanding (Diluted)	3,260,000	3,101,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended Sept. 30, 2006	Six Months Ended Sept. 30, 2005
Sales	$7,860,000	$5,401,000

Cost of Goods Sold	2,793,000	1,901,000
Selling, General & Administrative	2,271,000	1,376,000
Research and Development	202,000	164,000
Other (Income) and Expenses	(69,000)	(87,000)

	5,197,000	3,354,000

Earnings Before Income Taxes	2,663,000	2,047,000
Income Taxes	961,000	706,000

Net Income	$1,702,000	$1,341,000

Net Income Per Share (Basic)	$.54	$.44

Net Income Per Share (Diluted)	$.53	$.43

Average Common Shares Outstanding (Basic)	3,154,000	3,026,000

Average Common Shares Outstanding (Diluted)	3,229,000	3,113,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended Sept. 30, 2006	Six Months Ended Sept. 30, 2005
Cash Flows From Operating Activities:
Net Income	$1,702,000	$1,341,000
Depreciation and Amortization	304,000	46,000
Stock Based Compensation	121,000	—
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	454,000	(130,000)
(Increase) Decrease in Inventories	(326,000)	(321,000)
(Increase) Decrease in Prepaid Expenses	182,000	78,000
Increase (Decrease) in Accounts Payable	(161,000)	96,000
Increase (Decrease) in Accrued Liabilities	(205,000)	(161,000)

Net Cash (Used) Provided by Operating Activities	2,071,000	949,000

Cash Flows From Investing Activities:
Short-term Investments Redeemed	1,245,000	106,000
Purchase of Business	(2,763,000)	—
Capital Expenditures, Net of Retirements	(1,615,000)	(62,000)

Net Cash (Used) Provided by Investing Activities	(3,133,000)	44,000

Cash Flows From Financing Activities:
Dividends Paid	(444,000)	(365,000)
Treasury Stock Purchases	(138,000)	(1,317,000)
Proceeds From Stock Options Exercised	66,000	28,000

Net Cash (Used) Provided by Financing Activities	(516,000)	(1,654,000)

Net Increase (Decrease) In Cash and Cash Equivalents	(1,578,000)	(661,000)

Cash and Cash Equivalents at Beginning of Period	4,466,000	4,978,000

Cash and Cash Equivalents at End of Period	$2,888,000	$4,317,000

Supplemental disclosure of non-cash activity:

On May 4, 2006 the Company issued $3,250,000 of common stock and cash of approximately $2,763,000 for the acquisition of Raven Biological Laboratories, Inc. (see Note E).

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2006 AND 2005

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

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended Sept. 30, 2006	Six Months Ended Sept. 30, 2006
Total cost of stock based compensation	$55,000	$121,000
Amount capitalized in inventory and property And equipment	—	—

Amounts charged against income before income tax	55,000	121,000
Amount of income tax benefit recognized in Earnings	19,000	42,000

Amount charged against net income	$36,000	$79,000

Impact on net income per common share:
Basic	$.01	$.03
Diluted	$.01	$.02

Stock-based compensation expense was reflected as selling, general and administrative expense in the statements of operations.

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

	Three Months Ended Sept. 30, 2005	Six Months Ended Sept. 30, 2005
Net income – as reported	$801,000	$1,341,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	2,000	109,000

Net income – pro forma	$799,000	$1,232,000
Net income per common share – as reported:
Basic	$.27	$.44
Diluted	$.26	$.43
Net income per common share – pro forma:
Basic	$.27	$.41
Diluted	$.26	$.40

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

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2006	2005	2006	2005
Stock options:
Volatility	34%	35%	34-39%	35-36%
Risk-free interest rate	4.7%	4.2%	4.7-5.1%	3.7-4.2%
Expected option life (years)	5	5	5-10	5-10
Dividend yield	3.4%	3.5%	3.4-3.7%	3.5%

A summary of the option activity for the first six months of fiscal 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	249,470	$10.47	5.4
Options granted	73,620	14.69	5.4
Options forfeited	(13,585)	10.42	3.4
Options expired	—	—	—
Options exercised	(16,525)	6.68	—

Outstanding at Sept. 30, 2006	292,980	$11.77	5.1	$1,583,000

Exercisable at Sept. 30, 2006	66,530	$8.67	3.8	$564,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first six months of fiscal 2007 was $14.69 and $11.65 in the first six months of fiscal 2006. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $134,000 and $100,000 during the first six months of fiscal 2007 and 2006, respectively.

A summary of the status of our unvested option shares as of September 30, 2006 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2006	205,720	$11.20
Options granted	73,620	$14.69
Options forfeited	(13,585)	$10.42
Options vested	(35,630)	$9.60

Unvested at Sept. 30, 2006	230,125	$12.40

As of September 30, 2006, there was $827,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of options shares vested was $121,000 and $67,000 for the first six months of fiscal 2007 and 2006, respectively.

NOTE C. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share – diluted for the three and six month periods ended September 30, 2006, and 2005:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net income available for shareholders	$912,000	$801,000	$1,702,000	$1,341,000
Weighted avg. outstanding shares of common stock	3,174,000	3,015,000	3,154,000	3,026,000
Dilutive effect of stock options	86,000	86,000	75,000	87,000
Common stock and equivalents	3,260,000	3,101,000	3,229,000	3,113,000
Earnings per share:
Basic	$.29	$.27	$.54	$.44
Diluted	$.28	$.26	$.53	$.43

For the three months and six months ended September 30, 2006 and 2005, no shares and 6,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE D. RELATED PARTY TRANSACTIONS

On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,404,000. This transaction was paid from the Company’s existing cash balance, and we estimate that this transaction should serve to reduce Raven’s operating expenses by approximately $60,000 per year.

NOTE E. ACQUISITION OF BUSINESS

On May 4, 2006, the Company acquired all of the issued and outstanding common shares of Raven Biological Laboratories, Inc. (Raven). Raven, a privately held company, is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Raven’s biological indicators are utilized to provide quality control testing in various sterilization processes, including those in dental offices, hospitals, and medical device and pharmaceutical manufacturers. Raven distributes its products worldwide via direct sales and through distributors. Under the terms of the transaction, Mesa Labs has acquired all of the outstanding shares of Raven for approximately $6,750,000 which was comprised of $3,500,000 cash and 223,243 shares (valued at $3,250,000) of common stock. As part of the acquisition, shareholder notes receivables were redeemed. These amounts along with Raven’s ending cash balances lowered the actual cash expended for this transaction to $2,763,000. All assets and liabilities of Raven were recorded based on their estimated fair values as follows:

Raven Biological Laboratories, Inc. net assets acquired:

Current assets, including $190,000 in cash	$1,582,000
Property and equipment	668,000
Other Assets	38,000
Intangible assets and goodwill	4,016,000
Current liabilities	(100,000)

$6,204,000

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

The results of Raven’s operations have been included in the consolidated financial statements commencing from the acquisition date. The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2006 and 2005 are as follows:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2006	2005	2006	2005
Total net sales	$4,186,000	$4,029,000	$8,211,000	$7,641,000
Net income from operations	$1,399,000	$1,280,000	$2,594,000	$2,216,000
Net income	$912,000	$869,000	$1,780,000	$1,513,000
Net income per common share (Basic)	$.29	$.27	$.56	$.47
Net income per common share (Diluted)	$.28	$.26	$.55	$.45

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Financial Indicators

For The Six Months Ended September 30,

	2006	2005	2004	2003
Cash and Investments	$2,888,000	$6,115,000	$7,521,000	$6,020,000
Trade Receivables	$2,962,000	$2,182,000	$1,553,000	$1,686,000
Days Sales Outstanding	59	63	58	62
Inventory	$3,276,000	$2,262,000	$2,043,000	$2,208,000
Inventory Turns	1.7	1.8	1.8	1.6
Working Capital	$8,316,000	$9,812,000	$10,804,000	$9,607,000
Current Ratio	10:1	12:1	19:1	20:1
Average Return On:
Stockholder Investment(1)	19.8%	17.6%	14.9%	14.2%
Assets	18.3%	16.3%	14.2%	13.7%
Invested Capital (2)	25.7%	29.9%	26.8%	22.2%
Net Sales	$7,860,000	$5,401,000	$4,876,000	$4,529,000
Gross Profit	$5,067,000	$3,500,000	$3,055,000	$2,821,000
Gross Margin	64%	65%	63%	62%
Operating Income	$2,594,000	$1,960,000	$1,766,000	$1,607,000
Operating Margin	33%	36%	36%	36%
Net Profit	$1,702,000	$1,341,000	$1,174,000	$1,052,000
Net Profit Margin	22%	25%	24%	23%
Earnings Per Diluted Share	$.53	$.43	$.37	$.33
Capital Expenditures(Net)	$1,615,000	$62,000	$5,000	$16,000
Head Count	95	51.5	47.5	47.5
Sales Per Employee (Annualized)	$165,000	$210,000	$205,000	$191,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.

(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. Most of the indicators above for the period ended September 30, 2006 are showing variation from the trends of the past years. These variances are attributable to the acquisition of Raven Biological Laboratories, Inc., which was completed on May 4, 2006.

Results of Operations

Net Sales

Net sales for the second quarter of fiscal 2007 increased 41 percent from fiscal 2006. In real dollars, net sales of $4,186,000 in fiscal 2007 increased $1,225,000 from $2,961,000 in 2006.

Net sales for the first six months of fiscal 2007 increased 46 percent from fiscal 2006. In real dollars, net sales of $7,860,000 in fiscal 2007 increased $2,459,000 from $5,401,000 in 2006.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. Also, it is important to note that the new Raven products are disposables and thus do not contribute to the Company’s parts and service revenues. During the six months of fiscal years 2007 and 2006 our Company had parts and service revenue of $1,614,000 and $1,496,000. As a percentage of total revenue, parts and service revenues were 21% in 2007 and 28% in 2006.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past three fiscal years, general economic conditions have been improving, and capital spending has also been increasing. In the past year we have added the new 90XL Dialysate Meter to our medical line of products. In addition, we have added the Raven line of biological indicators as of early May, 2006. For the first six months of fiscal 2007 and 2006, product sales for our company were $6,246,000 and $3,905,000.

Over the fiscal second quarter and six month periods, our medical revenues increased less than one percent and 10 percent compared to the prior periods. This increase was due to higher sales of meters and service. As indicated, the company has begun marketing its new 90XL meter. Sales of our other dialysis products continue to enjoy wide spread acceptance with the major dialysis providers in the U.S., and have continued to grow in sales despite the merger activity that has consolidated the number of providers in the domestic market over the last twelve months.

During the fiscal second quarter and six month periods, sales of the Datatrace brand of products decreased eight percent for the quarter and increased seven percent during the first six months compared to the prior year. During the previous fiscal year, the Company began to transition to a direct sales force for these products beginning with the eastern half of the country. This increase in sales effort has led to increasing sales of Datatrace products over the past year. Late in the second quarter of this new fiscal year we added two new direct sales people in the western U.S. These additional people will add to our sales costs during the last half of the fiscal year, but as we experienced in the past we expect increases in revenues to off-set these costs as the year progresses.

During the fiscal second quarter and six month periods, sales of the Nusonics line of ultrasonic fluid measurement systems increased by 120 percent and by 22 percent compared to the prior year periods. At this time, Nusonics products still contribute just over five percent of our total sales.

The remainder of the sales increase for the current quarter and six month period was contributed by the new Raven biological indicator products, which accounted for approximately one quarter of total revenues for the quarter and six month periods in fiscal 2007.

Cost of Sales

Cost of sales as a percent of net sales during the second fiscal quarter increased 2.3 percent from fiscal 2006 to 36.0 percent. For the first six months of the fiscal year, cost of sales as a percent of net sales increased 0.3 percent to 35.5 percent of sales. Most of our products enjoy gross margins in excess of 55%. Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

During the second quarter, sales of the Nusonics line of ultrasonic fluid measurement systems increased by 120 percent, while Datatrace sales were weaker. Margins for the Raven products are similar to our medical product margins. These trend have combined to increase our costs slightly for the current quarter and six month periods.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $537,000 for the fiscal second quarter and $231,000 in the prior year quarter, which represents a $306,000 or 132 percent increase from fiscal 2006 to fiscal 2007. For the first six months of the fiscal year, administrative costs were $1,004,000 and $475,000 in the prior year period, which represents an $529,000 or 111 percent increase from fiscal 2006 to fiscal 2007. These increases in administrative costs in the new fiscal year are high. In addition to the added costs due to the new Raven operation, the company incurred approximately $200,000 of new amortization costs due to the acquisition of Raven and $121,000 of option compensation due to implementation of a new accounting standard over the first six months of the new fiscal year.

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

During the first quarter of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturer representatives to our own direct sales force. This change gave us increased sales effort and better control of the selling effort. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position. During the second quarter of fiscal 2007, we continued this transition by creating and hiring two new direct sales positions in the western half of the U.S. We expect these two new positions to increase our selling costs over the remainder of the fiscal year, but expect increased sales to off-set these increases as the year progresses.

In dollars, selling costs were $665,000 in the second fiscal quarter and $485,000 in the same prior year quarter. As a percent of sales, selling cost were 15.9% in the current quarter and 16.4% in the prior year quarter. In dollars, selling costs were $1,267,000 in the first six months of the current fiscal year and $901,000 in the same prior year period. As a percent of sales, selling cost were 16.1% in the current period and 16.7% in the prior year period. During the current fiscal quarter and six month period, most of the dollar increase in selling expense was due to the addition of Raven selling expenses.

Research and Development

Company sponsored research and development cost was $79,000 during the second fiscal quarter and $75,000 during the previous year period. For the first six months of the current fiscal year costs were $202,000 during the current period and compared to $164,000 during the prior year period. We are currently trying to execute a strategy of increasing the flow of internally developed products. Currently, we have begun a project to develop a new line of products within our Datatrace family of products. If successfully developed these products would be expected to complement our existing products. Due to this project some minor reorganization of staffing took place, which created a one time increase in expense during the first quarter.

Net Income

Net income increased 14 percent to $912,000 or $.28 per share on a diluted basis during the second quarter from $801,000 or $.26 per share on a diluted basis in the previous year period. Net income increased 27 percent to $1,702,000 or $.53 per share on a diluted basis for the current six month period from $1,341,000 or $.43 per share on a diluted basis in the previous year period. The net income increase was due primarily to the increased revenues of existing products, as well as the contribution to sales of the new products acquire from Raven. These increases were partially off-set by new costs for amortization of intangible assets associated with the Raven acquisitionm, and expenses incurred for the newly adopted option expensing accounting rule.

Liquidity and Capital Resources

On September 30, 2006, we had cash and short term investments of $2,888,000. In addition, we had other current assets totaling $6,364,000 and total current assets of $9,252,000. Current liabilities of our Company were $936,000 which resulted in a current ratio of 10:1.

Our Company has made capital acquisitions of $1,615,000 during the first six months of the current fiscal year. On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,404,000. This transaction was paid from the Company’s existing cash balance, and we estimate that this transaction should serve to reduce Raven’s operating expenses by approximately $60,000 per year.

We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historically low points, or during times when selling activity in the stock is out of balance with buying demand. During the first six months of the current fiscal year we have repurchased 9,079 common shares at an approximate cost of $138,000.

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2006 and September 15, 2006, quarterly dividends of $.07 per common share were paid to shareholders of record on June 1, 2006 and September 1, 2006.

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

Contractual Obligations

At September 30, 2006 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

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

Page 17 of 20.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2006 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the second quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 1-31, 2006	2,173	$14.78	51,222	248,778
Aug. 1–31, 2006	510	$15.41	51,732	248,268
Sept. 1–30, 2006	1,200	$17.08	52,932	247,068

Total Second Qtr.	3,883	$15.71

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

On July 20, 2006, the Registrant filed a Report on Form 8-K/A, under Item 9.01, issuing audited financial statements and proforma financial statements for its newly acquired Raven Biological Laboratories, Inc. operation.

On August 15, 2006, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended June 30, 2006.

MESA LABORATORIES, INC.

SEPTEMBER 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED: November 14, 2006	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer, Treasurer and Chairman of the Board of Directors

DATED: November 14, 2006	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary