Form 10QSB
period 2006-12-31
MESA LABORATORIES INC /CO
filed 2007-02-14
CIK 724004

Form 10-QSB

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,179,684 shares of the Issuer’s common stock, no par value, outstanding as of December 31, 2006.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

ITEM 1. FINANCIAL STATEMENTS	FORM 10-QSB

MESA LABORATORIES, INC.

BALANCE SHEETS

	DEC 31, 2006	MARCH 31, 2006

	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,677,000	$4,466,000
Short-term Investments	—	1,245,000
Accounts Receivable, Net	2,939,000	2,444,000
Inventories, Net	3,434,000	2,374,000
Prepaid Expenses and Other	326,000	426,000

TOTAL CURRENT ASSETS	9,376,000	10,955,000

PROPERTY, PLANT & EQUIPMENT, NET	3,457,000	1,287,000

OTHER ASSETS
Goodwill and Other	8,156,000	4,208,000

TOTAL ASSETS	$20,989,000	$16,450,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$223,000	$290,000
Accrued Salaries & Payroll Taxes	627,000	782,000
Other Accrued Expenses	72,000	79,000
Taxes Payable	74,000	51,000

TOTAL CURRENT LIABILITIES	996,000	1,202,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	329,000	329,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,179,684 shares (12/31/06) and 2,945,291 shares (3/31/06)	4,619,000	1,313,000
Retained Earnings	15,045,000	13,606,000

TOTAL STOCKHOLDERS’ EQUITY	19,664,000	14,919,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,989,000	$16,450,000

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)	FORM 10-QSB

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended Dec. 31, 2006	Three Months Ended Dec. 31, 2005
Sales	$4,095,000	$2,741,000

Cost of Goods Sold	1,633,000	1,046,000
Selling, General & Administrative	1,108,000	667,000
Research and Development	94,000	106,000
Other (Income) and Expenses	(36,000)	(50,000)

	2,799,000	1,769,000

Earnings Before Income Taxes	1,296,000	972,000

Income Taxes	478,000	335,000

Net Income	$818,000	$637,000

Net Income Per Share (Basic)	$.26	$.22

Net Income Per Share (Diluted)	$.25	$.21

Average Common Shares Outstanding (Basic)	3,177,000	2,952,000

Average Common Shares Outstanding (Diluted)	3,273,000	3,033,000

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)	FORM 10-QSB

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended Dec. 31, 2006	Nine Months Ended Dec. 31, 2005
Sales	$11,956,000	$8,143,000

Cost of Goods Sold	4,427,000	2,948,000
Selling, General & Administrative	3,379,000	2,043,000
Research and Development	296,000	270,000
Other (Income) and Expenses	(104,000)	(136,000)

	7,998,000	5,125,000

Earnings Before Income Taxes	3,958,000	3,018,000
Income Taxes	1,438,000	1,040,000

Net Income	$2,520,000	$1,978,000

Net Income Per Share (Basic)	$.80	$.66

Net Income Per Share (Diluted)	$.78	$.64

Average Common Shares Outstanding (Basic)	3,156,000	3,001,000

Average Common Shares Outstanding (Diluted)	3,232,000	3,073,000

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)	FORM 10-QSB

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Dec. 31, 2006	Nine Months Ended Dec. 31, 2005
Cash Flows From Operating Activities:
Net Income	$2,520,000	$1,978,000
Depreciation and Amortization	495,000	69,000
Tax Benefit Attributable To Stock Option Exercises	—	33,000
Stock Based Compensation	168,000	—
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	291,000	101,000
(Increase) Decrease in Inventories	(484,000)	(414,000)
(Increase) Decrease in Prepaid Expenses	168,000	(38,000)
Increase (Decrease) in Accounts Payable	(85,000)	(142,000)
Increase (Decrease) in Accrued Liabilities	(221,000)	(98,000)

Net Cash Provided by Operating Activities	2,852,000	1,489,000

Cash Flows From Investing Activities:
Short-term Investments Purchased	—	(503,000)
Short-term Investments Redeemed	1,245,000	635,000
Purchase of Business	(2,972,000)	—
Capital Expenditures, Net of Retirements	(1,720,000)	(86,000)

Net Cash (Used) Provided by Investing Activities	(3,447,000)	46,000

Cash Flows From Financing Activities:
Dividends Paid	(1,017,000)	(1,315,000)
Treasury Stock Purchases	(259,000)	(1,620,000)
Proceeds From Stock Options Exercised	82,000	176,000

Net Cash (Used) Provided by Financing Activities	(1,194,000)	(2,759,000)

Net Increase (Decrease) In Cash and Cash Equivalents	(1,789,000)	(1,224,000)

Cash and Cash Equivalents at Beginning of Period	4,466,000	4,978,000

Cash and Cash Equivalents at End of Period	$2,677,000	$3,754,000

On May 4, 2006 the Company issued $3,250,000 of common stock and cash of approximately $2,972,000 for the acquisition of Raven Biological Laboratories, Inc. (see Note E).

ITEM 1. FINANCIAL STATEMENTS (CONTINUED)	FORM 10-QSB

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2006 AND 2005

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

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended Dec. 31, 2006	Nine Months Ended Dec. 31, 2006
Total cost of stock based compensation	$47,000	$168,000
Amount capitalized in inventory and property And equipment	—	—

Amounts charged against income before income tax	47,000	168,000
Amount of income tax benefit recognized in Earnings	17,000	61,000

Amount charged against net income	$30,000	$107,000

Impact on net income per common share:
Basic	$.01	$.03
Diluted	$.01	$.03

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

	Three Months Ended Dec. 31, 2005	Nine Months Ended Dec. 31, 2005
Net income – as reported	$637,000	$1,978,000
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	11,000	120,000

Net income – pro forma	$626,000	$1,858,000
Net income per common share – as reported:
Basic	$.22	$.66
Diluted	$.21	$.64
Net income per common share – pro forma:
Basic	$.21	$.62
Diluted	$.21	$.60

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the third quarter and first nine months of fiscal 2007 and 2006 using the Black-Scholes model:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2006	2005	2006	2005
Stock options:
Volatility	34%	37%	34-39%	35-37%
Risk-free interest rate	4.7%	4.4%	4.7-5.1%	3.7-4.4%
Expected option life (years)	5	5	5-10	5-10
Dividend yield	3.4%	3.8%	3.4-3.7%	3.5-3.8%

FORM 10-QSB

A summary of the option activity for the first nine months of fiscal 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	249,470	$10.47	5.4
Options granted	73,620	14.69	5.4
Options forfeited	(18,605)	10.91	—
Options expired	—	—	—
Options exercised	(35,035)	6.71	—

Outstanding at Dec. 31, 2006	269,450	$12.08	5.1	$1,848,000

Exercisable at Dec. 31, 2006	67,120	$8.98	3.8	$668,000

The weighted average exercise price fair value based on the Black-Scholes model for options granted in the first nine months of fiscal 2007 was $14.69 and $12.17 in the first nine months of fiscal 2006. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $367,000 and $404,000 during the first nine months of fiscal 2007 and 2006, respectively.

A summary of the status of our unvested option shares as of December 31, 2006 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2006	205,720	$11.20
Options granted	73,620	$14.69
Options forfeited	(18,605)	$10.91
Options vested	(58,405)	$9.40

Unvested at Dec. 31, 2006	202,330	$13.11

As of December 31, 2006, there was $597,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.3 years. The total fair value of options shares vested was $156,000 and $104,000 for the first nine months of fiscal 2007 and 2006, respectively.

FORM 10-QSB

NOTE C. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share – basic and net income per common share – diluted for the three and nine month periods ended December 31, 2006, and 2005:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income available for shareholders	$818,000	$637,000	$2,520,000	$1,978,000
Weighted avg. outstanding shares of common stock	3,177,000	2,952,000	3,156,000	3,001,000
Dilutive effect of stock options	96,000	81,000	76,000	72,000

Common stock and equivalents	3,273,000	3,033,000	3,232,000	3,073,000

Earnings per share:
Basic	$.26	$.22	$.80	$.66
Diluted	$.25	$.21	$.78	$.64

For the three months and nine months ended December 31, 2006 and 2005, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

NOTE E. ACQUISITION OF BUSINESS

On May 4, 2006, the Company acquired all of the issued and outstanding common shares of Raven Biological Laboratories, Inc. (Raven). Raven, a privately held company, is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Raven’s biological indicators are utilized to provide quality control testing in various sterilization processes, including those in dental offices, hospitals, and medical device and pharmaceutical manufacturers. Raven

FORM 10-QSB

distributes its products worldwide via direct sales and through distributors. Under the terms of the transaction, Mesa Labs has acquired all of the outstanding shares of Raven for approximately $6,750,000 which was comprised of $3,500,000 cash and 223,243 shares (valued at $3,250,000) of common stock. As part of the acquisition, shareholder notes receivables were redeemed. These amounts along with Raven’s ending cash balances lowered the actual cash expended for this transaction to $2,972,000. All assets and liabilities of Raven were recorded based on their estimated fair values as follows:

Raven Biological Laboratories, Inc. net assets acquired:

Current assets, including $190,000 in cash	$1,582,000
Property and equipment	668,000
Other Assets	38,000
Intangible assets and goodwill	4,224,000
Current liabilities	(100,000)

$6,412,000

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

The results of Raven’s operations have been included in the consolidated financial statements commencing from the acquisition date. The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2006 and 2005 are as follows:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2006	2005	2006	2005
Total net sales	$4,095,000	$3,964,000	$12,306,000	$11,605,000
Net income from operations	$1,260,000	$1,356,000	$3,854,000	$2,906,000
Net income	$818,000	$913,000	$2,598,000	$2,426,000
Net income per common share (Basic)	$.26	$.29	$.82	$.75
Net income per common share (Diluted)	$.25	$.28	$.80	$.74

FORM 10-QSB

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Financial Indicators

For The Nine Months Ended December 31,

	2006	2005	2004	2003
Cash and Investments	$2,677,000	$5,526,000	$6,624,000	$6,289,000

Trade Receivables	$3,143,000	$1,958,000	$1,622,000	$1,541,000
Days Sales Outstanding	70	60	57	60

Inventory	$3,434,000	$2,355,000	$2,057,000	$2,191,000
Inventory Turns	1.7	1.8	1.8	1.6

Working Capital	$8,380,000	$9,376,000	$9,911,000	$9,655,000
Current Ratio	9:1	14:1	16:1	17:1

Average Return On:
Stockholder Investment(1)	19.4%	17.6%	15.2%	14.0%
Assets	17.9%	16.4%	14.4%	13.4%
Invested Capital (2)	25.0%	29.2%	26.4%	22.1%

Net Sales	$11,956,000	$8,143,000	$7,406,000	$6,729,000
Gross Profit	$7,529,000	$5,195,000	$4,620,000	$4,183,000
Gross Margin	63%	64%	62%	62%
Operating Income	$3,854,000	$2,882,000	$2,606,000	$2,359,000
Operating Margin	32%	35%	35%	35%
Net Profit	$2,520,000	$1,978,000	$1,736,000	$1,552,000
Net Profit Margin	21%	24%	23%	23%
Earnings Per Diluted Share	$.78	$.64	$.55	$.50

Capital Expenditures(Net)	$1,720,000	$86,000	$8,000	$31,000

Head Count	95	50.5	48.5	48.5
Sales Per Employee (Annualized)	$168,000	$215,000	$204,000	$185,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.
(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

FORM 10-QSB

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. Most of the indicators above for the period ended December 31, 2006 are showing variation from the trends of the past years. These variances are attributable to the acquisition of Raven Biological Laboratories, Inc., which was completed on May 4, 2006.

Results of Operations

Net Sales

Net sales for the third quarter of fiscal 2007 increased 49 percent from fiscal 2006. In real dollars, net sales of $4,095,000 in fiscal 2007 increased $1,354,000 from $2,741,000 in 2006.

Net sales for the first nine months of fiscal 2007 increased 47 percent from fiscal 2006. In real dollars, net sales of $11,956,000 in fiscal 2007 increased $3,813,000 from $8,143,000 in 2006.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. Also, it is important to note that the new Raven products are disposables and thus do not contribute to the Company’s parts and service revenues. During the nine months of fiscal years 2007 and 2006 our Company had parts and service revenue of $2,399,000 and $2,206,000. As a percentage of total revenue, parts and service revenues were 20% in 2007 and 27% in 2006.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past three fiscal years, general economic conditions have been improving, and capital spending has also been increasing. In the past year we have added the new 90XL Dialysate Meter to our medical line of products. In addition, we have added the Raven line of biological indicators as of early May, 2006. For the first nine months of fiscal 2007 and 2006, product sales for our company were $9,557,000 and $5,937,000.

FORM 10-QSB

Over the fiscal third quarter and nine month periods, our medical revenues increased 23 percent and 14 percent compared to the prior periods. This increase was due to higher sales of meters, solutions and service. As indicated, the company has begun marketing its new 90XL meter. Sales of our other dialysis products continue to enjoy wide spread acceptance with the major dialysis providers in the U.S., and have continued to grow in sales despite the merger activity that has consolidated the number of providers in the domestic market over the last twelve months.

During the fiscal third quarter and nine month periods, sales of the Datatrace brand of products decreased one percent for the quarter and increased five percent during the first nine months compared to the prior year. During the previous fiscal year, the Company began to transition to a direct sales force for these products beginning with the eastern half of the country. This increase in sales effort has led to increasing sales of Datatrace products over the past year. Late in the second quarter of this new fiscal year we added two new direct sales people in the western U.S. During the first and third quarters of this fiscal year we did experience turn over in personnel in two of our five sales regions, which has temporarily slowed our progress on increasing domestic sales. Currently, we are operating with four domestic sales representatives and we plan to remain at this staffing level through the remainder of the fourth quarter.

During the fiscal third quarter and nine month periods, sales of the Nusonics line of ultrasonic fluid measurement systems decreased by 64 percent and by 22 percent compared to the prior year periods. At this time, Nusonics products are expected to be down for the full year compared to the prior year, but this is not expected to have a significant impact on total performance since the product line contributes less than five percent of our total sales.

The remainder of the sales increase for the current quarter and nine month period was contributed by the new Raven biological indicator products, which now account for over one quarter of total sales.

Cost of Sales

Cost of sales as a percent of net sales during the third fiscal quarter increased 1.7 percent from fiscal 2006 to 39.9 percent. For the first nine months of the fiscal year, cost of sales as a percent of net sales increased 0.8 percent to 37.0 percent of sales. Most of our products achieve gross margins in excess of 55%. Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

During the third quarter, sales of the Medical and Raven products contributed to our sales gains, while Datatrace sales were weaker. Margins for the Raven products are similar to our medical product margins. This trend has combined to increase our costs slightly for the current quarter and nine month periods.

FORM 10-QSB

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $474,000 for the fiscal third quarter and $237,000 in the prior year quarter, which represents a $237,000 or 100 percent increase from fiscal 2006 to fiscal 2007. For the first nine months of the fiscal year, administrative costs were $1,478,000 and $711,000 in the prior year period, which represents an $767,000 or 108 percent increase from fiscal 2006 to fiscal 2007. These increases in administrative costs in the new fiscal year are high. In addition to the added costs due to the new Raven operation, the company incurred approximately $320,000 of new amortization costs due to the acquisition of Raven and $168,000 of option compensation due to implementation of a new accounting standard, which requires the expensing of stock options, over the first nine months of the new fiscal year.

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

During the first quarter of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturer representatives to our own direct sales force. This change gave us increased sales effort and better control of the selling effort. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position. During the third quarter of fiscal 2007, we continued this transition by creating and hiring two new direct sales positions in the western half of the U.S. We expect these two new positions to increase our selling costs over the remainder of the fiscal year, but expect increased sales to off-set these increases as the year progresses.

In dollars, selling costs were $634,000 in the third fiscal quarter and $430,000 in the same prior year quarter. As a percent of sales, selling cost were 15.5% in the current quarter and 15.7% in the prior year quarter. In dollars, selling costs were $1,901,000 in the first nine months of the current fiscal year and $1,332,000 in the same prior year period. As a percent of sales, selling cost were 15.9% in the current period and 16.4% in the prior year period. During the current fiscal quarter and nine month period, most of the dollar increase in selling expense was due to the addition of Raven selling expenses.

FORM 10-QSB

Research and Development

Company sponsored research and development cost was $94,000 during the third fiscal quarter and $106,000 during the previous year period. For the first nine months of the current fiscal year costs were $296,000 during the current period and compared to $270,000 during the prior year period. We are currently trying to execute a strategy of increasing the flow of internally developed products. This strategy has led to the introduction of two new Datatrace logging products in fiscal 2004 and a third Datatrace logging product early in fiscal 2005. More recently, we have introduced a new meter product to the dialysis market as of the beginning of the fourth quarter of fiscal 2006. We have recently initiated a program to develop a new platform for additional products to add to our Datatrace line. If successfully developed, these products would be expected to complement our existing products. Due to this project some minor reorganization of staffing took place, which created a one time increase in expense during the first quarter.

Net Income

Net income increased 28 percent to $818,000 or $.25 per share on a diluted basis during the third quarter from $637,000 or $.21 per share on a diluted basis in the previous year period. Net income increased 27 percent to $2,520,000 or $.78 per share on a diluted basis for the current nine month period from $1,978,000 or $.64 per share on a diluted basis in the previous year period. The net income increase was due primarily to the increased revenues of Medical products, as well as the contribution to sales of the new products acquire from Raven. These increases were partially off-set by new costs for amortization of intangible assets associated with the Raven acquisition, and expenses incurred for the newly adopted option expensing accounting rule.

Liquidity and Capital Resources

On December 31, 2006, we had cash and short term investments of $2,677,000. In addition, we had other current assets totaling $6,699,000 and total current assets of $9,376,000. Current liabilities of our Company were $996,000 which resulted in a current ratio of 9:1.

Our Company has made capital acquisitions of $1,720,000 during the first nine months of the current fiscal year. On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,404,000. This transaction was paid from the Company’s existing cash balance, and we estimate that this transaction should serve to reduce Raven’s operating expenses by approximately $60,000 per year.

We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historically low points, or during times when selling activity in the stock is out of balance with buying demand. During the first nine months of the current fiscal year we have repurchased 15,327 common shares at an approximate cost of $259,000.

FORM 10-QSB

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2006 and September 15, 2006, quarterly dividends of $.07 per common share were paid to shareholders of record on June 1, 2006 and September 1, 2006. On November 14, 2006 the company’s Board of Directors declared a regular quarterly dividend of $.08 per share of common stock, which represents a 14 percent increase from the $.07 per share rate established one year ago. In addition, the Board of Directors declared a special one time dividend of $.10 per share of common stock. Both dividends were paid on December 15, 2006, to shareholders of record on December 1, 2006.

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

Contractual Obligations

At December 31, 2006 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

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

FORM 10-QSB

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

FORM 10-QSB

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2006 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
Oct. 1–31, 2006	506	$17.26	53,438	246,562
Nov. 1–30, 2006	5,742	$19.53	59,180	240,820
Dec. 1–31, 2006	—	$—	59,180	240,820

Total Third Qtr.	6,248	$19.35

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

FORM 10-QSB

ITEM 4.	Submission of matters to a vote of securities holders

The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on December 8, 2006. Of the 3,173,217 Shares entitled to vote, 2,800,486 were represented either in person or by proxy. Four Directors were elected to serve until the next Annual Meeting of Shareholders.

The five directors elected were:

	FOR	WITHHELD
Michael T. Brooks	2,788,817	11,669
H. Stuart Campbell	2,773,887	26,599
Paul D. Duke	2,626,301	174,185
Robert V. Dwyer	2,578,071	222,415
Luke R. Schmieder	2,588,101	212,385

Our 2006 Stock Compensation Plan Proposal authorizing 400,000 shares of common stock was approved by the following vote.

FOR	AGAINST	ABSTAIN
2,324,869	56,710	88,293

ITEM 6.	Exhibits and reports on Form 8-K

a) Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports on Form 8-K:

On November 13, 2006, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended September 30, 2006.

FORM 10-QSB

MESA LABORATORIES, INC.

DECEMBER 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC. (Issuer)

DATED: February 14, 2007	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer, Treasurer and Chairman of the Board

DATED: February 14, 2007	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary