Form 10KSB
period 2007-03-31
MESA LABORATORIES INC /CO
filed 2007-06-29
CIK 724004

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2007

Commission File Number 0-11740

MESA LABORATORIES, INC.

(Name of small business issuer in its charter)

Colorado	84-0872291
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12100 West Sixth Avenue Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (303) 987-8000

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common stock, no par value	NASDAQ

Securities registered under Section 12(g) of the Exchange Act: None

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

State issuer’s revenues for its most recent fiscal year: $17,242,000.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant: As of May 31, 2007: $58,129,063*.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: No Par Value Common Stock— 3,167,482 shares as of May 31, 2007.

Documents incorporated by reference: Proxy Statement for the 2007 Annual Meeting of Shareholders Part III information is incorporated by reference from the Proxy Statement.

Transitional Small Business Disclosure Format:    Yes  ☐;    No  ☒.

*

Aggregate market value was determined by multiplying the number of outstanding shares (excluding those shares held of record by officers, directors and greater than five percent shareholders) by $24.65, the last sales price of the Registrant’s common stock as of May 31, 2007, such date being within 60 days prior to the date of filing.

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Introduction

Mesa Laboratories, Inc. (hereinafter referred to as the “Company” or “Mesa”) was incorporated as a Colorado corporation on March 26, 1982. The Company designs, develops, acquires, manufactures and markets instruments and disposable products utilized in connection with industrial applications and healthcare. For industrial applications, which includes pharmaceutical, food, medical devices, and petrochemical, the Company presently markets the DATATRACE® data logging systems, NUSONICS® Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products and RAVEN Biological Indicators. For healthcare applications, the Company markets Dialysate Meters used in kidney dialysis and RAVEN Biological Indicators, which are used by hospitals and dental offices to assure sterility. The Company is continually performing research and development to expand the application of its technology.

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

Mesa’s executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

DATATRACE® Data Loggers

The DATATRACE products are self-contained, wireless, high precision, data loggers that are used in critical manufacturing, quality control, and transportation applications. They are used to measure temperature, humidity and pressure inside a process or inside a product during manufacturing. In addition, the DATATRACE products can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The product line consists of individual data loggers, a PC interface, DataTrace for Windows (DTW) reporting software and various accessories. A customer typically purchases a large number of data loggers along with a single PC interface and DTW software package. In practice, using the PC interface, the user programs the tracers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, retrieves the data loggers and reads the data into a PC with the interface. After this, the user can prepare tabular and graphical reports using the DTW software. Different models of data loggers are available, including the older FRB loggers, along with the newest Micropack III line, which was introduced in March 2002. The latest generation Micropack III line is much smaller, has improved hardware and embedded software, includes a rapid optical interface, and operates over a wider temperature range. Product line sales are primarily the Micropack III line, with FRB sales being made only to customers who are adding loggers to their current inventory.

While there are a variety of different types of wireless data loggers available on the market, there are only a few that are rated as “intrinsically safe” and can operate at elevated temperatures, like the DATATRACE products. These are important differentiating factors for the DATATRACE products in the marketplace, and consequently, they are used by companies to control their most critical processes. Due to their higher accuracy and precision, along with the importance of the processes they are used to control, an important component of the DATATRACE product line is the calibration service that is provided by Mesa. Typically, each DATATRACE data logger is calibrated by Mesa’s calibration laboratory prior to shipment and then annually, for a re-certification fee, to verify its accuracy. For instance, the Micropack III temperature data loggers are calibrated to +/- 0.1oC over their operating range of -20 oC to +140 oC. This allows the Micropack III data loggers to be used to conduct quality control on critical sterilization operations, one of the most important applications.

RAVEN Biological Indicators

In May, 2006, the Company acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska. The RAVEN product line consists of Biological Indicators (BI) and Chemical Indicators (CI) used to assess the effectiveness of sterilization processes, including steam, gas (such as ethylene oxide), and radiation. Biological Indicators consist of resistant spores of certain microorganisms which are applied on a convenient substrate. The spores are well characterized in terms of numbers and resistance to sterilization. In use, the BI is exposed to a sterilization process and then tested to determine the presence of surviving organisms. The RAVEN BI include both spore strips, which require post-processing transfer to a growth media and self-contained products which have the growth media already pre-packaged in crushable ampoules. Chemical Indicators are similar to BI, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions. BI and CI are often used together to monitor processes. RAVEN products are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets for RAVEN include healthcare such as dental offices and hospitals, and industrial such as medical device and pharmaceutical manufacturing.

In addition to Biological and Chemical Indicators, the Company offers Contract and Testing Services to industrial companies for the development of sterilization processes. These testing services include organism identification, population verification, sterilization process development and custom BI production.

The RAVEN Biological Indicators are distinguished in the marketplace by their high level of quality, consistency and flexibility. A variety of different formats allows the RAVEN BI to be used in many different types of processes and products. For instance, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained BI such as the ProTest may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process. In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization. During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier. The RAVEN products are registered medical devices manufactured under ISO 13485 controlled processes. They are developed and used according to the guidelines developed under the auspices of the Association for the Advancement of Medical Instrumentation (AAMI), which are adopted as the worldwide standard under the International Standards Organization (ISO).

Hemodialysis Products

Patients with kidney failure (known as end stage renal disease, or ESRD) require the removal of toxic waste products and excess water through artificial means. This process is generally performed three times per week and is most often accomplished through the use of hemodialysis.

Hemodialysis requires the treatment to be conducted on a dialysis machine through the use of a disposable cartridge known as a dialyzer. Blood is brought extracorporally to the dialysis machine for control and monitoring and passes through the dialyzer where waste products and excess water are removed. This treatment generally lasts three to four hours and is conducted three times per week. While these hemodialysis procedures can be conducted in home, the bulk of the treatments are conducted in over 3,500 clinics and hospital centers in the U.S. Currently, there are over 300,000 patients in the U.S. undergoing dialysis therapy.

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

The Company manufactures two styles of Dialysate Meters; those designed for use by dialysis machine manufacturers and Biomedical Technicians and those used primarily by dialysis nurses or patient care technicians. The meters for technicians include the Models 90DX, NEO-2, and the newer 90XL. These meters are characterized by exceptional accuracy, stability, and flexibility and are used by the industry as the primary standard for the calibration of dialysis machines. The newest 90XL meter has four independent measurement channels, allowing the user to easily perform testing and calibration of multiple dialysis machines in a clinic or on the manufacturing floor.

The dialysis meters designed for use by dialysis nurses are known primarily for their ease of use and include the pHoenix, Hydra, and NEO-STAT+ models. Incorporating a patented, built-in syringe sampling system, these meters are used as the final quality control check on the dialysate just prior to starting a treatment. Their design allows the nurse to quickly and easily draw a small sample of the dialysate into the meter for measurement, and management believes that they have become the most popular meter in the point-of care testing in dialysis clinics.

The ECHO MM-1000 Dialyzer Reprocessor

Dialyzer reuse is a procedure in which a patient’s dialyzer is cleaned, performance tested and disinfected before it is reused by the same patient at a later time. Each patient requires approximately 156 dialyzers annually if no reuse is employed. The ECHO MM-1000 Dialyzer Reprocessor is a fully automated dialyzer reuse machine. While reuse products were an important part of the Company’s business in the past, the move to single-use dialyzers in developed countries has greatly limited this market. Reuse products now represent only a small part of the Company’s business, and production of new units are being phased out, although service of existing units will continue.

Sonic Fluid Measurement

The Company’s sonic fluid measurement product line consists of two major components: Sonic Flow Meters and Concentration Monitors. While the total market for flow meters is very large, the NUSONICS® Sonic Flow Meters best serve applications where cleanliness and resistance to corrosives are required. Specific applications where the NUSONICS® products are particularly well suited include water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications. The Concentration Monitor component of the product line consists of Pipeline Interface Detectors and Concentration Analyzers. The Pipeline Interface Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application, such as chemical, food, pharmaceutical and polymerization processes.

The NUSONICS products have been subject to strong competition in the marketplace in recent years primarily from larger, well established process control companies. Consequently, sales of NUSONICS products have decreased and currently represent less than 5% of the Company’s total sales. Today, most sales are made to existing NUSONICS customers who are replacing or adding to their current infrastructure.

Manufacturing

The Company assembles its manufactured products at its facilities in Lakewood, Colorado and Omaha, Nebraska. The Company’s electronic products are manufactured primarily by assembling products from purchased components and testing the final products prior to release. The RAVEN products are manufactured by growing microbiological spores from raw materials, assembling the finished products through a series of process steps, and testing the finished Biological Indicators using established quality control tests.

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

Marketing and Distribution

The Company’s domestic sales of its dialysis and DATATRACE products are generated by its direct sales and marketing staff, while outside the U.S., a number of distributors are utilized. The Company’s RAVEN products are distributed both directly to end users and through a series of distributors both domestically and outside the U.S. For its NUSONICS® product lines, a separate organization of manufacturers’ representatives is maintained. International sales for all products are conducted through over 100 distributors. During the fiscal year ended March 31, 2007, approximately 74% of sales have been domestic and 26% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

Sales promotions include attendance by Mesa representatives at trade shows, direct mail campaigns, internet advertising and trade journal advertising in industry related publications.

Customers of Mesa’s dialysis products primarily include dialysis centers and dialysis equipment manufacturers. The primary emphasis of the Company’s marketing effort is to offer quality products to the healthcare market which will aid in cost containment and improved patient well-being.

DATATRACE® customers include numerous industrial users in the food, pharmaceutical and medical device markets who utilize the products within a variety of manufacturing, quality control and validation applications. The emphasis of the Company’s marketing effort is to offer a quality product that provides a unique and flexible solution to monitoring temperature, pressure or humidity without interfering with the processing of the product.

RAVEN customers include various companies providing sterility assurance testing to the dental office market, hospitals, contract sterilizing services and various industrial users involved in pharmaceutical and medical device manufacturing. The Company’s marketing focuses on providing high quality test products in a variety of different formats, which minimize incubation and test result time.

NUSONICS® customers include various industries such as water treatment, manufacturing, HVAC and petroleum product transportation. The Company’s marketing efforts are focused on offering flow measurement and concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

During the fiscal year ended March 31, 2007, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance. During the fiscal year ended March 31, 2006, two customers represented approximately 21% and 10% of the Company’s revenues and approximately 11% and 5% of the Company’s accounts receivable balance.

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

Companies with which Mesa’s dialysis products compete include Myron L Company and Cantel Medical Corporation. Companies with which Mesa’s DATATRACE® instrumentation products compete include GE Kaye, Ellab and TMI Orion. Companies with which Raven’s biological indicator products compete include 3M, SGM and Steris. Companies with which Mesa’s NUSONICS® products compete include Controlotron, Badger Meter, Rosemount, and GE Panametrics.

Government Regulation

Medical devices marketed by Mesa are subject to the provisions of the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976 (hereinafter referred to as the “Act”). A medical device which was not marketed prior to May 28, 1976, or is not substantially equivalent to a device marketed prior to that date, may not be marketed until certain data is filed with the FDA and the FDA has affirmatively determined that such data justifies marketing under conditions specified by the FDA. A medical device is defined by the Act as an instrument which (1) is intended for use in the diagnosis or the treatment of disease, or is intended to affect the structure of any function of the human body; (2) does not achieve its intended purpose through chemical action; and (3) is not dependent upon being metabolized for the achievement of its principal intended purpose. The Act requires any company proposing to market a medical device to notify the FDA of its intention at least ninety days before doing so, and in such notification must advise the FDA as to whether the device is substantially equivalent to a device marketed prior to May 28, 1976. As of the date hereof, the Company has received permission from the FDA to market all of its products requiring such permission.

Some of Mesa’s products are subject to FDA regulations and inspections, which may be time-consuming and costly. This includes on-going compliance with the FDA’s current Good Manufacturing Practices regulations which require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use. Failure to comply with these practices renders the product adulterated and could subject the Company to an interruption of manufacture and sale of its medical products and possible regulatory action by the FDA.

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

Employees

On March 31, 2007, the Company had a total of 100 employees, of which 98 were full-time employees. Currently, 20 persons are employed for marketing and sales, four for research and development, 65 for manufacturing and quality assurance and 11 for administration.

Additional Information

For the fiscal years ended March 31, 2007 and 2006, Mesa spent $392,000 and $358,000, respectively, on Company-sponsored research and development activities.

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

ITEM 2. DESCRIPTION OF PROPERTY.

Mesa owns its 39,616 square foot facility at 12100 W. 6th Avenue, Lakewood, Colorado 80228. All Datatrace, Medical and Nusonics manufacturing, warehouse, marketing, research and general corporate administrative functions are based at this location. The facility is approximately 80% utilized and the Company currently utilizes only one shift. The Company also owns an approximately 28,000 square foot facility at 8607 Park Drive, Omaha, Nebraska 68127. All RAVEN product manufacturing, warehouse, marketing, research and administrative functions are based at this location. The facility is currently 90% utilized and the Company currently utilizes only one shift.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)	Mesa’s common stock is traded on the Nasdaq Global Market under the symbol “MLAB”. For the last two fiscal years, the high and low sales prices of the Company’s common stock as reported to the Company by Nasdaq were as follows:

Quarter Ended	High	Low	Dividend
June 30, 2005	$13.94	$11.64	$.06
September 30, 2005	$13.54	$11.65	$.06
December 31, 2005	$16.15	$11.76	$.32	*
March 31, 2006	$16.60	$13.21	$.07
June 30, 2006	$16.00	$13.74	$.07
September 30, 2006	$18.77	$14.58	$.07
December 31, 2006	$20.24	$16.61	$.18	*
March 31, 2007	$23.00	$18.94	$.08

The Nasdaq Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b)	As of March 31, 2007, there were approximately 900 record and beneficial holders of Mesa’s common stock.

(c)	During the fiscal year ended March 31, 2007, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(d)	We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
January 1 – 31, 2007	1,346	$21.61	60,526	239,474
February 1 – 28, 2007	5,485	$20.67	66,011	233,989
March 1 – 31, 2007	3,856	$20.02	69,867	230,133

Total Fourth Quarter	10,687	$20.73

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

*	On December 15, 2006, the Company paid a regular $.08 per common share quarterly dividend and a $.10 per common share special dividend to holders of record on December 1, 2006. On December 15, 2005, the Company paid a regular $.07 per common share quarterly dividend and a $.25 per common share special dividend to holders of record on December 1, 2005.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

Equity Compensation Plan Information as of March 31, 2007

Plan Category	No. of securities to be Issued upon exercise of Outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining for future issuance under plan
Equity compensation plans approved by security holders	259,390	$12.32	471,200
Equity compensation plans not approved by security holders	—	—	—

Total	259,390	$12.32	471,200

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Key Financial Indicators

	2007	2006	2005	2004
Cash and Investments	$3,346,000	$5,711,000	$6,882,000	$6,767,000
Trade Receivables	$4,017,000	$2,520,000	$2,017,000	$1,621,000
Days Sales Outstanding	63	61	62	55
Inventory	$3,297,000	$2,374,000	$1,941,000	$2,099,000
Inventory Turns	1.9	1.9	1.8	1.6
Working Capital	$9,373,000	$9,753,000	$10,141,000	$10,080,000
Current Ratio	7:1	9:1	11:1	16:1
Average Return On:
Stockholder Investment (1)	22.2%	18.5%	15.0%	14.3%
Assets	20.4%	17.0%	14.1%	13.6%
Invested Capital (2)	29.2%	30.7%	26.4%	22.9%
Net Sales	$17,242,000	$11,583,000	$10,041,000	$9,126,000
Gross Profit	$10,895,000	$7,437,000	$6,320,000	$5,698,000
Gross Margin	63%	64%	63%	62%
Operating Income	$5,659,000	$4,110,000	$3,475,000	$3,249,000
Operating Margin	33%	35%	35%	36%
Net Profit	$3,958,000	$2,805,000	$2,312,000	$2,130,000
Net Profit Margin	23%	24%	23%	23%
Earnings Per Diluted Share	$1.22	$.92	$.74	$.68
Capital Expenditures (Net)	$1,780,000	$115,000	$70,000	$34,000
Head Count	100	51.5	46.5	48.5
Sales Per Employee	$172,000	$225,000	$216,000	$188,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of year and beginning of year total stockholder’s equity.
(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and short-term investments) is calculated by dividing total net income by the average of end of year and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. A review of the table above shows a decrease in the Company’s Cash and Investments during fiscal 2006 and 2007. This reduction in Cash and Investments was due to buybacks of the Company’s common stock, a special dividend, and the purchase of Raven Biological Laboratories and its building. The Current Ratio, while very healthy, decreased significantly in recent years from prior levels. This change is due to a number of factors including the impact on cash of stock buybacks, the special dividend and the Raven purchase.

Results of Operations

Net Sales

Net sales for fiscal 2007 increased 49 percent from fiscal 2006, and net sales for fiscal 2006 increased 15 percent from fiscal 2005. In real dollars, net sales of $17,242,000 in fiscal 2007 increased $5,659,000 from $11,583,000 in 2006, and net sales of $11,583,000 in fiscal 2006 increased $1,542,000 from $10,041,000 in 2005.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. During fiscal years 2007, 2006 and 2005 our Company had parts and service revenue of $3,333,000, $2,982,000 and $2,893,000. As a percentage of total revenue, parts and service revenues were 19% in 2007, 26% in 2006 and 29% in 2005.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. In recent years, general economic conditions have been improving, and more specifically, capital spending has been improving. New products released to the market over the past four fiscal years include the Datatrace Micropack III temperature loggers during the middle of fiscal 2003, the Datatrace Micropack III humidity and pressure loggers at the end of fiscal 2004 and the new 90XL Dialysate Meter for kidney dialysis was introduced late in fiscal 2006. For fiscal years 2007, 2006 and 2005 product sales for our company were $13,909,000, $8,601,000 and $7,148,000.

During fiscal 2007, sales of the Company’s medical products and services increased 20 percent for the fiscal year compared to the prior year period. Sales of our new 90XL Meter progressed well during fiscal 2007, which helped boost total sales of technician meters, and the syringe meter, used primarily by Nephrology Nurses, also contributed to the medical sales increases. It is expected that sales of the 90XL will further improve as our large dialysis customers complete qualification testing in the months ahead.

During fiscal 2007, sales of Datatrace data logger products increased 3% compared to the prior year. Sales in the U.S. market, where the Company migrated to a direct sales force in recent years, were strong, but was offset by weakness outside the U.S. Going forward, the Company will focus efforts on increasing the effectiveness and number of distributors outside the U.S. to improve international sales.

During fiscal 2007, sales of the Nusonics line of ultrasonic fluid measurement systems decreased by 14% following three years of growth. Weakness in the NUSONICS line was the result of continuing competitive pressure, lack of new products, and a low level of sales and marketing investment. Currently, the NUSONICS products represent less than 5% of the Company’s business and sales are being made primarily to existing customers looking to replace older products or expand their capacity.

During fiscal 2007 sales of the RAVEN products increased approximately 16% from the level established prior to acquisition by the Company. Sales increases in the RAVEN line are attributable to growth in the domestic healthcare markets and international distributor sales.

During fiscal 2006, sales of the Company’s medical products and services increased nine percent for the fiscal year compared to the prior year period. Research and development efforts on our newest hand-held dialysate meter were completed during December 2005, and sales of our new 90XL Meter progressed well during the final quarter of fiscal 2006.

During fiscal 2006, sales of Datatrace data logger products increased 23 percent. In June, 2005, the company began a transition from independent manufacturer’s representatives to direct sales personnel for domestic sales of its Datatrace products. This change to our sales channels increased our selling costs but our sales levels have risen, compensating for these cost increases.

During fiscal 2006, sales of the Nusonics line of ultrasonic fluid measurement systems increased by 17 percent. Fiscal 2006 was the third consecutive year of annual increases for these products. Nusonics products contribute less than 5 percent of the Company’s total sales.

Cost of Sales

Cost of sales as a percent of net sales in fiscal 2007 increased 1.0 percent from fiscal 2006 to 36.8 percent, and in fiscal 2006 decreased 1.3 percent from fiscal 2005 to 35.8 percent. Most of our products enjoy gross margins in excess of 55 percent. Due to the fact that the dialysis products have sales concentrated with several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Also, due to the nature of the market for biological indicators, the RAVEN products produce gross margins somewhat lower than DATATRACE. Therefore, shifts in product mix toward higher sales of DATATRACE products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of medical or RAVEN products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over fiscal year 2007, our Company saw an increase in sales levels which were chiefly due to the addition of the new RAVEN products and a strong increase in dialysis product sales. This increase in sales led to an increase in cost of goods sold as a percent of sales as the mix of products was weighted with slightly lower margined products. During fiscal year 2006, our Company saw a shift in its mix to higher margined Datatrace product sales, which led to a decrease in cost of goods sold expense as a percent of sales compared to fiscal 2005.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $2,075,000 in fiscal 2007, $1,092,000 in fiscal 2006 and $1,084,000 in fiscal 2005, which represents an $983,000 increase from fiscal 2006 to fiscal 2007 and a $8,000 increase from fiscal 2005 to fiscal 2006. The increase in general and administrative expenses during fiscal 2007 over fiscal 2006 was directly attributable to costs associated with the RAVEN acquisition including amortization of newly acquired intangible assets and administrative costs associated with the new operation. In addition, equity compensation costs were added to fiscal 2007 due to implementation of SFAS 123(R). General and administrative costs were virtually unchanged during fiscal 2006 over fiscal 2005.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions. Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising development and sales training programs. Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs. One other major influence on sales and marketing costs is the mix of domestic dialysis product sales to all other domestic sales. Domestic dialysis product sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the field salesman and independent representative sales channels utilized by our other products. Through fiscal 2007 and going into fiscal 2008 the Company expects to continue to focus additional resources on its sales and marketing efforts. In June of fiscal 2006, the company began a transition from independent manufacturer’s representatives to direct sales personnel for domestic sales of its Datatrace products. This change to our sales channels increased our selling costs in the current fiscal year, but our domestic sales levels have been rising to compensate for these cost increases. The past year’s continuing transition to direct selling was focused on the western region of the country. As the new fiscal year progresses, we expect to solidify the transition to direct selling in the U.S. and work further on our RAVEN domestic sales effort and our international sales channels for all products.

In dollars, selling costs were $2,769,000 in fiscal 2007, $1,877,000 in fiscal 2006 and $1,403,000 in fiscal 2005. As a percent of sales, selling cost were 16.1 percent in fiscal 2007, 16.2 percent in fiscal 2006 and 14.0 percent in fiscal 2005. The increase in selling expense during fiscal 2007 over fiscal 2006 was due chiefly to addition of the RAVEN sales and marketing team along with the associated products and sales. In addition, costs associated with the dialysis and Datatrace products also increased due chiefly to higher compensation costs. For Datatrace products, we also incurred higher travel costs due to our change to direct sales personnel during fiscal 2007. The increase in selling expense during fiscal 2006 over fiscal 2005 was due to increased salary, commission and travel costs due to the conversion of domestic Datatrace sales from independent representatives to direct sales force channels, as well as the increased sales volume. In addition, we incurred compensation costs for the new Vice President of Marketing and Sales position hired in October 2004 over the entire fiscal year.

Research and Development

Company sponsored research and development cost was $392,000 in fiscal 2007, $358,000 in fiscal 2006 and $358,000 in fiscal 2005. We are currently executing a strategy of increasing the flow of internally developed products. Most of our work during fiscal 2007 was focused on new products which we expect to add to our Datatrace line, which are currently in beta testing at several customer sites. Late in fiscal 2007 we began work on a new generation of our syringe based, dialysis meters. During fiscal 2006, research and development efforts were focused on our new 90XL hand-held dialysate meter.

Net Income

Net income increased to $3,958,000 or $1.22 per share on a diluted basis in fiscal 2007 from $2,805,000 or $.92 per share on a diluted basis in fiscal 2006. The increase in net income during fiscal 2007 was due to higher sales. The contribution of the new RAVEN products added greatly to net income overcoming the new costs, such as amortization of intangible assets, and additional shares issued to the RAVEN shareholders to be accretive on a diluted earnings per share basis. Increased sales of dialysis and Datratrace products further helped to increase total net income during fiscal 2007.

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

Liquidity and Capital Resources

On March 31, 2007, we had cash and cash equivalents of $3,346,000. In addition, we had other current assets totaling $7,496,000 and total current assets of $10,842,000. Current liabilities of our Company were $1,469,000 which resulted in a current ratio of 7:1. For comparison purposes at March 31, 2006, we had cash and short term investments of $5,711,000, other current assets of $5,244,000, total current assets of $10,955,000, current liabilities of $1,202,000 and a current ratio of 9:1.

Our Company has made capital acquisitions of $1,780,000, of which $1,404,000 was attributable to the purchase of the RAVEN facility during fiscal 2007, and $115,000 during fiscal 2006.

We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand. On February 27, 2007, the Company entered into an agreement to purchase 30,000 shares of Mesa Laboratories, Inc. common stock from one of its current Board of Directors members, Mr. Paul D. Duke. Under the terms of the agreement, Mesa Laboratories, Inc. would purchase 3,000 shares of Mesa Laboratories, Inc. common stock from Mr. Duke each month beginning in March 2007 through December 2007 at a per share price equal to the volume weighted average price (VWAP) of the common stock for the previous calendar month. While Mr. Duke’s commitment to sell is binding through the entire term of the buyback period, the company and its Board retains the right to rescind the agreement at anytime during the period depending upon the circumstances existing at the time.

During the first half of fiscal 2007 the Company paid regular quarterly dividends of $.07 per share of common stock and raised the quarterly dividend to $.08 per common share of stock during the second half of the fiscal year. In addition, the Board of Directors declared a special one time dividend of $.10 per share of common stock which was paid on December 15, 2006. For fiscal year 2007, dividends totaled $.40 per common share of stock. During the first half of fiscal 2006 the Company maintained the regular quarterly dividend of $.06 per share of common stock and raised the quarterly dividend to $.07 per common share of stock during the second half of the fiscal year. In addition, the Board of Directors declared a special one time dividend of $.25 per share of common stock which was paid on December 15, 2005. For fiscal year 2006, dividends totaled $.51 per common share of stock.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds, short-term treasuries and municipal bonds. All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss. In some cases, additional guarantees of the investment principal are provided in the form of bank letters of credit.

On May 4, 2006, Mesa acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska. Raven, a privately held company, is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Under the terms of the transaction, Mesa Labs acquired all of the outstanding shares of Raven for approximately $6,750,000 which was comprised of $3,500,000 cash and 223,243 shares (valued at $3,250,000) of common stock.

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

Contractual Obligations

At March 31, 2007 most of our contractual obligations were for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. On February 27, 2007, the Company entered into an agreement to purchase 30,000 shares of Mesa Laboratories, Inc. common stock from one of its current Board of Directors members, Mr. Paul D. Duke. Under the terms of the agreement, Mesa Laboratories, Inc. would purchase 3,000 shares of Mesa Laboratories, Inc. common stock from Mr. Duke each month beginning in March 2007 through December 2007 at a per share price equal to the volume weighted average price (VWAP) of the common stock for the previous calendar month. While Mr. Duke’s commitment to sell is binding through the entire term of the buyback period, the company and its Board retains the right to rescind the agreement at anytime during the period depending upon the circumstances existing at the time.

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

We believe that there are several accounting policies that are critical to understanding the Company’s historical and future performance, as these policies affect the reported amounts of revenue and the more significant areas involving management’s judgments and estimates. These significant accounting policies relate to revenue recognition, research and development costs, valuation of inventory, valuation of long-lived assets and stock based compensation. These policies, and the Company’s procedures related to these policies, are described in detail below.

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

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. As of March 31, 2007 and 2006 the Company had recorded a reserve of $175,000 and $125,000, respectively, against slow moving inventory.

Valuation of Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. As of March 31, 2007, we evaluated our long-lived assets for potential impairment. Based on our evaluation, no impairment charge was recognized.

Stock Based Compensation

The Company implemented the provisions of SFAS 123(R) effective April 1, 2006 using the modified prospective method. Under this transition method, stock based compensation expense for the year ended March 31, 2007 includes compensation expense for all stock based compensation awards granted subsequent to April 1, 2006 and previously granted awards not vested as of April 1, 2006.

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

Our Company Faces Challenges In Complying With Certain Sections Of The Sarbanes-Oxley Act.

Like many smaller public companies, our Company faces challenges in complying with the internal control requirements (Section 404) of the Sarbanes-Oxley Act. Under current frameworks, compliance in areas such as separation of duties, information system controls, etc. may prove problematic for a smaller company with limited human resources. Our Company may also be forced to incur significant expense in order to comply with the law under current control frameworks and deadlines for implementation.

Changing Accounting Regulations May Affect Operating Results.

Our Operating results may be adversely affected by new laws and accounting regulations that have either been recently enacted or which are under consideration, including costs associated with implementation of Section 404 of the Sarbanes-Oxley Act.

Our Operating Results May Fluctuate.

Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

*	the introduction of new products;

*	the level of market acceptance of our products;

*	achievement of research and development milestones;

*	timing of the receipt of orders from, and product shipment to major customers;

*	timing of expenditures;

*	timing of the expensing of employee stock options;

*	delays in educating and training our distributors’ and representatives’ sales forces;

*	manufacturing or supply delays;

*	product returns;

*	receipt of necessary regulatory approval;

*	costs associated with implementing and maintaining compliance with the Sarbanes-Oxley Act; and

*	costs associated with expansion of the Company’s direct sales capabilities.

Changing Industry Trends May Affect Operating Results.

Various changes within the industries we serve may limit future demand for our products and may include the following:

*	changes in dialysis reimbursements;

*	increased availability of donated organs; and

*	mergers within the dialysis provider industry have made the Company more dependent upon fewer large customers for its sales in this industry; and

*	increased competition.

ITEM 7. FINANCIAL STATEMENTS.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2007 and 2006, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

June 20, 2007

Denver, Colorado

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,346,000	$4,466,000
Short-term investments	—	1,245,000
Accounts receivable -
Trade, net of allowance for doubtful accounts of $200,000 (2007) and $95,000 (2006)	3,817,000	2,425,000
Other	10,000	19,000
Inventories, net	3,297,000	2,374,000
Prepaid expenses and other	115,000	245,000
Deferred income taxes	257,000	181,000

TOTAL CURRENT ASSETS	10,842,000	10,955,000
PROPERTY, PLANT AND EQUIPMENT, net	3,521,000	1,287,000
OTHER ASSETS:
Goodwill	5,301,000	4,208,000
Other intangible assets, net	2,690,000	—

	$22,354,000	$16,450,000

See notes to financial statements.

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$257,000	$290,000
Accrued salaries and payroll taxes	998,000	782,000
Accrued warranty expense	30,000	30,000
Other accrued liabilities	65,000	49,000
Taxes payable	119,000	51,000

TOTAL CURRENT LIABILITIES	1,469,000	1,202,000
LONG TERM LIABILITIES:
Deferred income taxes	162,000	329,000
COMMITMENTS
STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 3,178,401 (2007) and 2,945,291 (2006)	4,646,000	1,313,000
Retained earnings	16,077,000	13,606,000

TOTAL STOCKHOLDERS’ EQUITY	20,723,000	14,919,000

	$22,354,000	$16,450,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

	Years Ended March 31,
	2007	2006
Sales	$17,242,000	$11,583,000
Cost of sales	6,347,000	4,146,000

Gross profit	10,895,000	7,437,000

Operating expenses:
Selling	2,769,000	1,877,000
General and administrative	2,075,000	1,092,000
Research and development	392,000	358,000

Total operating expenses	5,236,000	3,327,000

Operating income	5,659,000	4,110,000
Interest income	130,000	193,000

Earnings before income taxes	5,789,000	4,303,000
Income taxes	1,831,000	1,498,000

Net income	$3,958,000	$2,805,000

Net income per share (basic)	$1.25	$.94

Net income per share (diluted)	$1.22	$.92

Average common shares outstanding – basic	3,156,000	2,989,000

Average common shares outstanding – diluted	3,234,000	3,053,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Retained Earnings	Total Stockholders’ Equity
	Number of Shares	Amount
BALANCE, March 31, 2005	3,038,822	$1,335,000	$14,044,000	$15,379,000
Common stock issued for conversion of incentive stock options net of 21,048 shares returned to Company as payment	56,719	177,000	—	177,000
Purchase and retirement of treasury stock	(150,250)	(199,000)	(1,788,000)	(1,987,000)
Dividends paid ($.51 per share)	—	—	(1,552,000)	(1,552,000)
Tax benefit on exercise of nonqualified stock options	—	—	97,000	97,000
Net income for the year	—	—	2,805,000	2,805,000

BALANCE, March 31, 2006	2,945,291	1,313,000	13,606,000	14,919,000
Common stock issued for conversion of incentive stock options net of 10,329 shares returned to Company as payment	35,881	131,000	—	131,000
Purchase and retirement of treasury stock	(26,014)	(48,000)	(432,000)	(480,000)
Dividends paid ($.40 per share)	—	—	(1,271,000)	(1,271,000)
Purchase of subsidiary company	223,243	3,250,000	—	3,250,000
Stock based compensation	—	—	216,000	216,000
Net income for the year	—	—	3,958,000	3,958,000

BALANCE, March 31, 2007	3,178,401	$4,646,000	$16,077,000	$20,723,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$3,958,000	$2,805,000
Depreciation and amortization	669,000	93,000
Allowance for bad debt	105,000	50,000
Provision for inventory reserve	50,000	35,000
Deferred income taxes	(243,000)	37,000
Tax benefit of nonqualified stock options	—	97,000
Stock based compensation	216,000	—
Change in assets and liabilities-
(Increase) decrease in accounts receivable	(703,000)	(503,000)
(Increase) decrease in inventories	(397,000)	(468,000)
(Increase) decrease in prepaid expenses	194,000	(60,000)
Increase (decrease) in accounts payable, trade	(33,000)	28,000
Increase (decrease) in accrued liabilities and taxes payable	216,000	192,000

Net cash provided by operating activities	4,032,000	2,306,000

Cash flows from investing activities:
Short-term investments purchased	—	(506,000)
Short-term investments redeemed	1,245,000	1,165,000
Purchase of Business	(2,997,000)	—
Capital expenditures	(1,780,000)	(115,000)

Net cash (used) provided by investing activities	(3,532,000)	544,000

Cash flow from financing activities:
Dividends paid	(1,271,000)	(1,552,000)
Net proceeds from issuance of stock	131,000	177,000
Common stock repurchases	(480,000)	(1,987,000)

Net cash used by financing activities	(1,620,000)	(3,362,000)

Net increase (decrease) in cash and cash equivalents	(1,120,000)	(512,000)
Cash and cash equivalents at beginning of year	4,466,000	4,978,000

Cash and cash equivalents at end of year	$3,346,000	$4,466,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$1,924,000	$1,443,000

Supplemental disclosures of non-cash investing and financing activities:

During the fiscal year 2007 the Company acquired Raven Biological Laboratories (Note 2)

See notes to financial statements.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies:

General—Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982, for the purpose of designing, manufacturing and marketing electronic instruments, supplies and disposable products.

Concentration of Credit Risk—Financial instruments which potentially subject the Company to concentrations of credit risk consist of money market funds, short-term investments and accounts receivable. The Company invests primarily all of its excess cash in money market funds administered by reputable financial institutions, debt instruments of the U.S. government and its agencies, adjustable rate, fixed dollar municipal debt and grants credit to its customers who are located throughout the United States and foreign countries. To reduce credit risk, the Company periodically evaluates the money market fund administrators and performs credit analysis of customers and monitors their financial condition. Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts.

During the fiscal year ended March 31, 2007, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance. During the fiscal year ended March 31, 2006, two customers represented approximately 21% and 10% of the Company’s revenues and approximately 11% and 5% of the Company’s accounts receivable balance.

Cash Equivalents—Cash equivalents include all highly liquid investments with an original maturity of three months or less.

Short-term investments—Short-term investments consist of U.S Treasury bills and municipal bonds and are classified as “available for sale.” Short-term investments are carried in the financial statements at cost, which approximates fair value.

Accounts Receivable—At the time the accounts are originated, the Company considers a reserve for doubtful accounts based on the creditworthiness of the customer. The provision for uncollectible amounts is continually reviewed and adjusted to maintain the allowance at a level considered adequate to cover future losses. The allowance is management’s best estimate of uncollectible amounts and is determined based on historical performance that is tracked by the Company on an ongoing basis. The losses ultimately incurred could differ materially in the near term from the amounts estimated in determining the allowance.

Inventories—Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. As of March 31, 2007 and 2006 the Company had recorded a reserve of $175,000 and $125,000, respectively, against slow moving inventory.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Property, Plant and Equipment—Property, plant and equipment is stated at acquisition cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of three to thirty-nine years.

Goodwill and Other Intangible Assets – Goodwill, which resulted from the acquisitions of Nusonics, Datatrace, Raven and Automata, is no longer subject to amortization, and is tested annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Intangible Assets.” Certain intangible assets including patents, non-compete agreements and customer relationships were recognized as part of the Raven acquisition and are amortized over their estimated useful lives which range from 3 to 16 years.

Valuation of Long-Lived Assets—The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. As of March 31, 2007, we evaluated our long-lived assets for potential impairment. Based on our evaluation, no impairment charge was recognized.

Revenue Recognition—Revenue is recognized when persuasive evidence of an arrangement exists, when title and risk of ownership passes, the sales price is fixed or determinable, and collectibility is probable. The Company recognizes revenues at the time products are shipped. Revenue from ongoing product service and repair is fully recognized upon completion and shipment of serviced product.

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

Research & Development Costs—Costs related to research and development efforts on existing or potential products are expensed as incurred. Research and development costs for the fiscal years ended March 31, 2007 and 2006 were $392,000 and $358,000 each year, respectively.

Accrued Warranty Expense—The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Advertising Costs—Advertising costs are expensed as incurred. Advertising costs for the years ended March 31, 2007 and 2006 were $225,000 and $129,000, respectively.

Income Taxes—The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities. Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Stock Based Compensation—In December 2004 the FASB issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)). SFAS 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, and its related implementation guidance. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

The Company implemented the provisions of SFAS 123(R) effective April 1, 2006 using the modified prospective method, and therefore has not restated prior periods’ results. Under this method, the Company recognizes compensation expense on a straight-line basis over the vesting period for all stock-based awards granted on or after April 1, 2006, and for previously granted awards not yet vested as of April 1, 2006. Under the provisions of SFAS 123(R), the company recognizes stock-based compensation net of an estimated forfeiture rate, resulting in the recognition of compensation cost for only those shares expected to vest. Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value method in accordance with APB 25 to account for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense was recognized relating to stock-based awards prior to April 1, 2006. Results of operations for periods prior to fiscal 2007 have not been restated to reflect recognition of stock-based compensation expense.

Earnings Per Share—Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 78,000 and 64,000 additional shares in 2007 and 2006, respectively.

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic and net income per common share — diluted for the twelve month periods ended March 31, 2007 and 2006:

	Twelve Months Ended March 31,
	2007	2006
Net income available for shareholders	$3,958,000	$2,805,000
Weighted avg. outstanding shares of common stock	3,156,000	2,989,000
Dilutive effect of stock options	78,000	64,000

Common stock and equivalents	3,234,000	3,053,000
Earnings per share:
Basic	$1.25	$.94
Diluted	$1.22	$.92

For the twelve months ended March 31, 2007 and 2006, 2,000 and 46,100 attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments—The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximated fair value as of March 31, 2007 because of the relatively short maturity of these instruments.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Recently Issued Accounting Pronouncements – In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending on or after November 15, 2006, with early application encouraged. Accordingly, the Company has adopted SAB 108 for the fiscal year ended March 31, 2007. Adoption of SAB 108 did not have an effect on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for the Company beginning in 2008; however, early adoption is permitted. The Company has not yet determined the impact, if any, that the implementation of SFAS 157 will have on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post retirement Plans, an amendment of SFAS Nos. 87, 88, 106, and 132(R),” (“SFAS No. 158”). This statement requires an employer to recognize in its balance sheet the over funded or under funded status of a defined benefit post retirement plan measured as the difference between the fair value of plan assets and the present value of the benefit obligation. The recognition of the net liability or asset will require an offsetting adjustment to accumulated other comprehensive income in shareholders’ equity. SFAS No. 158 does not change how post retirement benefits are accounted for and reported in the income statement. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of SFAS No. 158 did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, though early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its financial position and results of operations.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements are effective for fiscal years beginning after December 15, 2006. The Company currently does not expect that the adoption of this Interpretation will have a material impact on its financial statements.

2.	Acquisition of Raven:

Mesa Laboratories, Inc. on May 4, 2006, acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska. Raven, a privately held company, is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Under the terms of the transaction, Mesa Labs has acquired all of the outstanding shares of Raven for approximately $6,331,000 which was comprised primarily of the following:

Cash paid to shareholders	$2,991,000
Mesa stock paid to shareholders	3,250,000
Acquisition costs	196,000
Liabilities assumed	84,000
Less cash acquired from Raven	(190,000)

$6,331,000

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets	$1,386,000
Property, plant and equipment	663,000
Other assets	39,000
Identifiable intangible assets:
Patents	37,000
Non-compete agreements	382,000
Customer relationships	2,608,000
Trade name	123,000
Goodwill	1,093,000

$6,331,000

The allocation of the purchase price was based, in part, on a third-party valuation of the fair value of identifiable intangible assets, and certain property, plant and equipment. The cost of the identifiable intangible assets will be amortized on a straight-line basis over periods of 3 to 16 years.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The results of Raven’s operations have been included in the consolidated financial statements commencing from the acquisition date. The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2006 and 2005 are as follows:

	Year Ended March 31, 2007	Year Ended March 31, 2006
	(Unaudited)	(Unaudited)
Total net sales	$17,593,000	$16,232,000
Net income from operations	$5,659,000	$5,093,000
Net income	$4,038,000	$3,447,000
Net income per common share (Basic)	$1.28	$1.07
Net income per common share (Diluted)	$1.25	$1.05

3.	Inventories:

Inventories consist of the following:

	March 31,
	2007	2006
Raw materials	$2,602,000	$1,796,000
Work-in-process	461,000	412,000
Finished goods	409,000	291,000
Less reserve	(175,000)	(125,000)

	$3,297,000	$2,374,000

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 2007 and 2006.

4.	Property, Plant and Equipment:

Property, plant and equipment consist of the following:

	March 31,
	2007	2006
Land	$273,000	$148,000
Building	2,548,000	1,260,000
Automobile	11,000	—
Manufacturing equipment	2,332,000	1,364,000
Computer equipment	399,000	348,000
Furniture and fixtures	75,000	75,000

	5,638,000	3,195,000
Less accumulated depreciation	(2,117,000)	(1,908,000)

	$3,521,000	$1,287,000

Depreciation expense for the years ended March 31, 2007 and 2006 were $209,000 and $93,000, respectively.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

5.	Goodwill and Other Intangible Assets:

As of March 31, 2007, goodwill amounted to $5,301,000, which includes the addition in fiscal 2007 of $1,093,000 for the acquisition of Raven Biological Laboratories, Inc., all of which is deductible for tax purposes. As of March 31, 2006, goodwill amounted to $4,208,000, which resulted from the acquisitions of Nusonics, Datatrace and Automata. The Company completed its annual impairment tests during the fourth quarters of fiscal 2007 and 2006 and determined there was no impairment.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2007
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Patents	$37,000	$2,000	$35,000	16 years
Non-compete Agreements	382,000	117,000	265,000	3 years
Trade Names	123,000	—	123,000	Indefinite
Customer Relationships	2,608,000	341,000	2,267,000	7 years

	$3,150,000	$460,000	$2,690,000

Amortization expense was $460,000 in 2007 and no amortization expense was incurred in 2006.

Estimated amortization expense for the fiscal years 2008 to 2012 and thereafter is $502,000, $502,000, $385,000, $375,000 and $375,000, respectively.

6.	Income Taxes:

The components of the provision for income taxes for the years ended March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
Current tax provision:
Federal	$1,752,000	$1,260,000
State	322,000	201,000

	2,074,000	1,461,000

Deferred tax provision:
Federal	(205,000)	32,000
State	(38,000)	5,000

	(243,000)	37,000

	$1,831,000	$1,498,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 2007 and 2006 are as follows:

	March 31,
	2007	2006
Depreciation and amortization	$(161,000)	$(301,000)
Accrued vacation	99,000	74,000
Bad debt expense	74,000	32,000
Inventory reserve	65,000	43,000
Warranty reserve	11,000	10,000
Other	7,000	(6,000)

Net deferred (liability)/asset	$95,000	$(148,000)

A reconciliation of the Company’s income tax provision for the years ended March 31, 2007 and 2006, and the amounts computed by applying statutory rates to income before income taxes is as follows:

	March 31,
	2007	2006
Income taxes at statutory rates	$1,617,000	$1,463,000
State income taxes, net of federal benefit	353,000	228,000
Foreign sales corporation exemption	(26,000)	(38,000)
Tax benefit on stock option exercises	(63,000)	(97,000)
Sec. 199 manufacturing deduction	(56,000)	(43,000)
Other	6,000	(15,000)

	$1,831,000	$1,498,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

7.	Stock Repurchase:

In November, 2005, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of its outstanding common stock. Under the program, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be cancelled and repurchase of shares will be funded through existing cash reserves.

8.	Employee Benefit Plan:

The Company adopted a 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment with the Company. The Company matches 50% of the employee’s contribution up to 6% of the employees salary. A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at the end of the participant’s fourth year of service. For the RAVEN employees, eligibility begins at age 21 and one year of employment with the Company. The Company matches 100% of the employee’s contribution up to 3% of the employees salary, and 50% of contributions above 3% up to 5% of salary. A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at the end of the participant’s fourth year of service. The Company contributed $118,000 to the plans for fiscal 2007 and $66,000 for fiscal 2006.

9.	Stockholders’ Equity:

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

On October 3, 1996, the Company adopted a nonqualified performance stock option plan for the benefit of the Company’s outside Directors. The plan provides that the outside Directors will receive grants to be determined and approved by the Company’s inside Directors and not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years and, during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock will be equal to 100% of the closing price of the common stock on the over-the-counter market on the date of grant. Effective March 24, 2006, this plan has expired, and no new grants can be made.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

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

On December 8, 2006, the Company adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company. A total of 400,000 shares of Common Stock were reserved for issuance under the plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant.

All option plans have been approved by the stockholders of the Company.

The following is a summary of options granted under the plans:

	FY 2007		FY 2006
	WEIGHTED - AVG EXERCISE		WEIGHTED - AVG EXERCISE
	SHARES	PRICE	SHARES	PRICE
Options outstanding at beginning of year	249,470	$10.47	241,767	$7.82
Options granted	75,620	$14.83	96,620	$13.57
Options cancelled	(19,490)	$7.02	(11,150)	$9.13
Options exercised	(46,210)	$10.94	(77,767)	$6.29

Options outstanding at end of year	259,390	$12.32	249,470	$10.47

Options exercisable at end of year	63,370	$9.86	43,750	$7.04
Shares available for future option grant	471,200		127,330

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The following is a summary of information about stock options outstanding as of March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 03/31/07	Weighted - Average Remaining Contractual Life in Years	Weighted - Average Exercise Price	Number Exercisable as of 03/31/07	Weighted - Average Exercise Price
$5.91 - $9.89	70,750	3.0	$8.24	36,900	$7.79
$10.00 - $13.03	71,235	5.0	$11.90	20,120	$11.95
$14.50 - $19.75	117,405	6.0	$15.03	6,350	$15.25

$5.91 - $19.75	259,390	4.9	$12.32	63,370	$9.86

10.	Stock based compensation:

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

We adopted the modified prospective transition method of applying SFAS 123(R) which requires the application of the standard as of April 1, 2006 and requires us to record compensation cost related to unvested stock options as of April 1, 2006, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after April 1, 2006 are valued at fair value in accordance with the provisions of SFAS 123(R) and recognized on a straight line basis over the service periods of each award. We estimated forfeiture rates for the year based on historical experience.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

Year Ended March 31, 2007
Total cost of stock based compensation	$216,000
Amount capitalized in inventory and property And equipment	—

Amounts charged against income before income tax	216,000
Amount of income tax benefit recognized in Earnings	79,000

Amount charged against net income	$137,000

Impact on net income per common share:
Basic	$.04
Diluted	$.04

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Stock-based compensation expense was reflected as general and administrative expense in the statements of operations.

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

Year Ended March 31, 2006
Net income – as reported	$2,805,000
Add: Stock based employee compensation expense Included in net income, net of related tax effects	—
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(260,000)

Net income – pro forma	$2,545,000
Income per basic share – as reported	$.94
Income per basic share – pro forma	$.85

Income per diluted share – as reported	$.92
Income per diluted share – pro forma	$.83

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during fiscal 2007 and 2006 using the Black-Scholes model:

	2007	2006
Stock options:
Volatility	23-39%	36-39%
Risk-free interest rate	4.6-5.2%	3.7-4.7%
Expected option life (years)	5-10	5-10
Dividend yield	2.4-3.7%	3.5-3.7%

A summary of the option activity for fiscal 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2006	249,470	$10.47	5.4
Options granted	75,620	14.83	4.7
Options forfeited	(19,490)	7.02	—
Options expired	—	—	—
Options exercised	(46,210)	10.94	—

Outstanding at March 31, 2007	259,390	$12.32	4.9	$1,733,000

Exercisable at March 31, 2007	63,370	$9.86	4.1	$579,000

The weighted average exercise price fair value based on the Black-Scholes model for options granted in fiscal 2007 was $14.83 and $13.57 in fiscal 2006. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $620,000 and $513,000 during fiscal 2007 and 2006, respectively.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

A summary of the status of our unvested option shares as of March 31, 2007 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2006	205,720	$11.20
Options granted	75,620	$14.83
Options forfeited	(19,490)	$7.02
Options vested	(65,830)	$10.68

Unvested at March 31, 2007	196,020	$13.11

As of March 31, 2007, there was $522,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of options shares vested was $216,000 and $103,000 for fiscal 2007 and 2006, respectively.

10.	Segment Data:

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

Revenues related to operations in the U.S. and foreign countries for the years ended March 31, 2007 and 2006, are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended March 31, 2007 and 2006, are as follows:

	Years Ended March 31,
	2007	2006
Net revenues from unaffiliated customers:
United States	$12,742,000	$7,935,000
Foreign (no country exceeds 10% of total)	$4,500,000	$3,648,000
Long-lived assets at end of year:
United States	$11,512,000	$5,495,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

12.	Quarterly Results (unaudited):

Quarterly financial information for fiscal 2007 and 2006 is summarized as follows:

($ in thousands, except per share amounts) 2006	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net revenue	$2,440	$2,961	$2,741	$3,441
Gross profit	$1,538	$1,962	$1,695	$2,242
Net income	$540	$801	$637	$827
Earnings per share – basic	$.18	$.27	$.22	$.28
Earnings per share – diluted	$.17	$.26	$.21	$.27

($ in thousands, except per share amounts) 2007	First Qtr.	Second Qtr.	Third Qtr.	Fourth Qtr.
Net revenue	$3,674	$4,186	$4,095	$5,286
Gross profit	$2,387	$2,680	$2,462	$3,366
Net income	$790	$912	$818	$1,438
Earnings per share – basic	$.26	$.29	$.26	$.45
Earnings per share – diluted	$.25	$.28	$.25	$.44

13.	Related Party Transactions:

On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,404,000.

On February 27, 2007, the Company entered into an agreement to purchase 30,000 shares of Mesa Laboratories, Inc. common stock from one of its current Board of Directors members, Mr. Paul D. Duke. Under the terms of the agreement, Mesa Laboratories, Inc. would purchase 3,000 shares of Mesa Laboratories, Inc. common stock from Mr. Duke each month beginning in March 2007 through December 2007 at a per share price equal to the volume weighted average price (VWAP) of the common stock for the previous calendar month. While Mr. Duke’s commitment to sell is binding through the entire term of the buyback period, the company and its Board retains the right to rescind the agreement at anytime during the period depending upon the circumstances existing at the time.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2007 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management currently believes that once it has completed its review of internal controls, as mandated by Section 404 of the Sarbanes–Oxley Act of 2002, that certain control weaknesses will be identified, including the inability of management to properly segment accounting duties due to the limited size of its accounting staff and lack of certain processes and procedures over key areas in accounting functions. Due to the constraints of the Company’s size, management may discover other similar areas of potential control weaknesses as its review and documentation of internal controls proceeds.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held September 11, 2007 (“Annual Meeting”).

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The information required by Item 9 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct” and “Corporate Governance – Audit Committee” that appear in the Company’s definitive Proxy Statement for its Annual Meeting. Information concerning executive officers Luke R. Schmieder, John J. Sullivan and Steven W. Peterson are included in the sections referred to above.

ITEM 10. EXECUTIVE COMPENSATION.

The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation” that appears in the Company’s definitive Proxy Statement for its Annual Meeting.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 11 relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” that appears in the Company’s definitive Proxy Statement for its Annual Meeting.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

On February 27, 2007, the Company entered into an agreement to purchase 30,000 shares of Mesa Laboratories, Inc. common stock from one of its current Board of Directors members, Mr. Paul D. Duke. Under the terms of the agreement, Mesa Laboratories, Inc. would purchase 3,000 shares of Mesa Laboratories, Inc. common stock from Mr. Duke each month beginning in March 2007 through December 2007 at a per share price equal to the volume weighted average price (VWAP) of the common stock for the previous calendar month. While Mr. Duke’s commitment to sell is binding through the entire term of the buyback period, the company and its Board retains the right to rescind the agreement at anytime during the period depending upon the circumstances existing at the time.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.
(3)(i)	Articles of Incorporation and Articles of Amendment and Bylaws of Registrant - incorporated by reference to the Exhibits to the Registration Statement on Form S-18, file number 2-88647-D, filed December 21, 1983.

(3)(ii)	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1988.

(3)(iii)	Articles of Amendment of Registrant dated October 4, 1990 - incorporated by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1991.

(3)(iv)	Articles of Amendment of Registrant dated October 20, 1992 - incorporated by reference to the Exhibit to the Report on Form 10-KSB for the fiscal year ended March 31, 1993.

(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911 and 333-138619) of their report dated June 20, 2007, included in the Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 2007.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K. On February 14, 2007, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2006.

On February 28, 2007, the registrant filed a report on Form 8-K, under Item 8.01, reporting its entering into an agreement with one of its Board of Director members, Mr. Paul D. Duke, to repurchase 30,000 shares of Mesa Laboratories, Inc. common stock at prices yet to be determined.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant
Date: June 29, 2007
	By:	/s/ Luke R. Schmieder
Luke R. Schmieder, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Luke R. Schmieder	Chief Executive Officer, Treasurer	June 29, 2007
Luke R. Schmieder	and Chairman of the Board of Directors

/s/ John J. Sullivan, Ph.D.	President and Chief Operating Officer	June 29, 2007
John J. Sullivan, Ph.D.

/s/ Steven W. Peterson	Vice President, Finance, Chief Financial	June 29, 2007
Steven W. Peterson	and Chief Accounting Officer and Secretary

/s/ Paul D. Duke	Director	June 29, 2007
Paul D. Duke

/s/ H. Stuart Campbell	Director	June 29, 2007
H. Stuart Campbell

/s/ Michael T. Brooks	Director	June 29, 2007
Michael T. Brooks

/s/ Robert V. Dwyer	Director	June 29, 2007
Robert V. Dwyer

EXHIBITS INDEX

(23)(i)	Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911 and 333-138619) of their report dated June 20, 2007, included in the Registrant’s Report on Form 10-KSB for the fiscal year ended March 31, 2007.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.