Form 10-Q
period 2007-06-30
MESA LABORATORIES INC /CO
filed 2007-08-14
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐  Accelerated filer    ☐   Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,164,928 shares of the Issuer’s common stock, no par value, outstanding as of June 30, 2007.

PART I-FINANCIAL INFORMATION FORM 10-Q

ITEM 1.	FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	JUNE 30, 2007	MARCH 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,907,000	$3,346,000
Accounts Receivable, Net	3,389,000	3,827,000
Inventories, Net	3,737,000	3,297,000
Prepaid Expenses and Other	331,000	372,000

TOTAL CURRENT ASSETS	11,364,000	10,842,000

PROPERTY, PLANT & EQUIPMENT, NET	3,458,000	3,521,000

OTHER ASSETS
Goodwill, Intangibles and Other, Net	7,865,000	7,991,000

TOTAL ASSETS	$22,687,000	$22,354,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$253,000	$257,000
Accrued Salaries & Payroll Taxes	470,000	998,000
Other Accrued Expenses	79,000	95,000
Taxes Payable	476,000	119,000

TOTAL CURRENT LIABILITIES	1,278,000	1,469,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	161,000	162,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,164,928 shares (6/30/07) and 3,178,401 shares (3/31/07)	4,618,000	4,646,000
Retained Earnings	16,630,000	16,077,000

TOTAL STOCKHOLDERS’ EQUITY	21,248,000	20,723,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,687,000	$22,354,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Sales	$4,286,000	$3,674,000

Cost of Goods Sold	1,385,000	1,287,000
Selling, General & Administrative	1,294,000	1,069,000
Research and Development	94,000	123,000
Other (Income) and Expenses	(48,000)	(39,000)

	2,725,000	2,440,000

Earnings Before Income Taxes	1,561,000	1,234,000

Income Taxes	546,000	444,000

Net Income	$1,015,000	$790,000

Net Income Per Share (Basic)	$.32	$.26

Net Income Per Share (Diluted)	$.31	$.25

Average Common Shares Outstanding (Basic)	3,170,000	3,095,000

Average Common Shares Outstanding (Diluted)	3,300,000	3,160,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Cash Flows From Operating Activities:
Net Income	$1,015,000	$790,000
Depreciation and Amortization	195,000	124,000
Stock Based Compensation	58,000	66,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	438,000	353,000
(Increase) Decrease in Inventories	(440,000)	(111,000)
(Increase) Decrease in Prepaid Expenses	41,000	215,000
Increase (Decrease) in Accounts Payable	(4,000)	(121,000)
Increase (Decrease) in Accrued Liabilities	(188,000)	(156,000)

Net Cash (Used) Provided by Operating Activities	1,115,000	1,160,000

Cash Flows From Investing Activities:
Short-term Investments Redeemed	—	1,245,000
Purchase of Business	—	(2,729,000)
Capital Expenditures, Net of Retirements	(6,000)	(211,000)

Net Cash (Used) Provided by Investing Activities	(6,000)	(1,695,000)

Cash Flows From Financing Activities:
Dividends Paid	(254,000)	(222,000)
Treasury Stock Purchases	(295,000)	(77,000)
Proceeds From Stock Options Exercised	1,000	63,000

Net Cash (Used) Provided by Financing Activities	(548,000)	(236,000)

Net Increase (Decrease) In Cash and Cash Equivalents	561,000	(771,000)

Cash and Cash Equivalents at Beginning of Period	3,346,000	4,466,000

Cash and Cash Equivalents at End of Period	$3,907,000	$3,695,000

Supplemental disclosure of non-cash activity:

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A. SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10KSB, at March 31, 2007.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations, financial position and cash flows. The results of the interim period are not necessarily indicative of the results for the full year.

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

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006
Total cost of stock-based compensation	$58,000	$66,000
Amount capitalized in inventory and property and equipment	—	—

Amounts charged against income, before income taxes	58,000	66,000
Amount of income tax benefit recognized in earnings	20,000	23,000

Amount charged against net income	$38,000	$43,000

Impact on net income per common share:
Basic	$0.01	$.01
Diluted	$0.01	$.01

Stock-based compensation expense was reflected as Selling, general and administrative expense in the statement of operations for the first quarter of fiscal 2008 and 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2008 and 2007 using the Black-Scholes model:

	Three Months Ended June 30,
	2007	2006
Stock options:
Volatility	36.1%	39.2%
Risk-free interest rate	4.58-5.07%	4.95-5.16%
Expected option life (years)	5-10	5-10
Dividend yield	2.1%	3.7%

A summary of the option activity for the first three months of fiscal 2008 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	259,390	$12.32	4.9
Options granted	107,920	19.04	7.2
Options forfeited	(7,280)	15.36	—
Options expired	—	—	—
Options exercised	(1,030)	8.94	—

Outstanding at June 30, 2007	359,000	$14.29	5.6	$3,236,000

Exercisable at June 30, 2007	101,425	$10.42	4.1	$1,057,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first quarter of fiscal 2008 was $19.04 and $14.54 in the first quarter of fiscal 2007. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $16,000 and $52,000 during the first quarters of fiscal 2008 and 2007, respectively.

A summary of the status of our unvested option shares as of June 30, 2007 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2007	196,020	$13.11
Options granted	107,920	$19.04
Options forfeited	(7,280)	$15.36
Options vested	(39,085)	$11.36

Unvested at June 30, 2007	257,575	$15.81

As of June 30, 2007, there was $1,320,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.7 years.

NOTE C. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share—basic and net income per common share—diluted for the three month period ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
Net income available for shareholders	$1,015,000	$790,000

Weighted avg. outstanding shares of common stock	3,170,000	3,095,000
Dilutive effect of stock options	130,000	65,000

Common stock and equivalents	3,300,000	3,160,000

Earnings per share:
Basic	$.32	$.26
Diluted	$.31	$.25

For the three months ended June 30, 2007 and 2006, no shares and 1,800 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Key Financial Indicators

For The Quarters Ended June 30,

	2007	2006	2005	2004
Cash and Investments	$3,907,000	$3,695,000	$7,573,000	$7,127,000

Trade Receivables	$3,619,000	$2,999,000	$1,594,000	$1,933,000
Days Sales Outstanding	73	60	50	63

Inventory	$3,737,000	$3,061,000	$2,065,000	$2,090,000

Inventory Turns	1.5	1.9	1.8	1.8

Working Capital	$10,086,000	$8,849,000	$10,407,000	$10,492,000
Current Ratio	9:1	10:1	12:1	14:1

Average Return On:
Stockholder Investment(1)	19.3%	18.7%	13.9%	16.0%
Assets	18.0%	17.3%	12.9%	15.2%
Invested Capital (2)	23.2%	25.3%	25.3%	28.3%

Net Sales	$4,286,000	$3,674,000	$2,440,000	$2,539,000
Gross Profit	$2,901,000	$2,387,000	$1,538,000	$1,603,000
Gross Margin	68%	65%	63%	63%
Operating Income	$1,513,000	$1,195,000	$789,000	$946,000
Operating Margin	35%	33%	32%	37%
Net Profit	$1,015,000	$790,000	$540,000	$625,000
Net Profit Margin	24%	22%	22%	25%
Earnings Per Diluted Share	$.31	$.25	$.17	$.20

Capital Expenditures(Net)	$6,000	$211,000	$37,000	$37,000

Head Count	100.0	92.0	50.5	48.5
Sales Per Employee (Annualized)	$171,000	$160,000	$193,000	$209,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.
(2)	Average return on invested capital (invested capital = total assets—current liabilities—cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. Most of the indicators above for the period ended June 30, 2007 are showing variation from the trends of the past years. Our sales, profitability and various return trends are improving due to the Raven acquisition a year ago. Our key balances, such as, cash, accounts receivables, inventory and working capital are also growing due to the Raven acquisition, but the related ratios are showing some decline due to the growth, but we would expect these ratios to mostly improve as the fiscal year progresses.

Results of Operations

Net Sales

Net sales for the first quarter of fiscal 2008 increased 17 percent from fiscal 2007. In real dollars, net sales of $4,286,000 in fiscal 2008 increased $612,000 from $3,674,000 in 2007.

One of the main contributing factors to increased net sales this quarter was the addition of Raven Biological Laboratories, Inc., which was acquired May 4, 2006. While Raven’s biological indicator products added five incremental weeks of sales during the current quarter, sales of Mesa’s existing medical products also contributed to the gain growing nine percent during the quarter when compared to the same period last year.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. Also, it is important to note that the newer Raven products are disposables and thus do not contribute to the Company’s parts and service revenues. During the first quarter of fiscal years 2008 and 2007 our Company had parts and service revenue of $847,000 and $811,000. As a percentage of total revenue, parts and service revenues were 20% in 2008 and 22% in 2007.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past several fiscal years, general economic conditions have been improving, and capital spending has also been increasing. In the past two years we have added the new 90XL Dialysate Meter to our medical line of products. In addition, we have added the Raven line of biological indicators as of early May, 2006. For fiscal first quarter 2008 and 2007, product sales for our company were $3,439,000 and $2,863,000.

Over the fiscal first quarter, our medical revenues increased nine percent compared to the prior period. This increase was due to higher sales of calibration solutions and parts and service. Sales of our other dialysis products remained consistent with last year’s levels, and continue to enjoy wide spread acceptance with the major dialysis providers in the U.S

During the fiscal first quarter, sales of the Datatrace brand of products decreased 10 percent from the prior year. The decrease in DataTrace sales during the quarter reflects a short fall in shipments rather than a weakness in orders as depletion of subassembly components following our strong fourth quarter slowed shipments during the first half of the quarter. As we have previously discussed we have been moving to a direct sales model for our domestic DataTrace sales with five sales territories, which was fully implemented as of the middle of the fiscal first quarter.

The Raven biological indicator products were acquired on May 4, 2006. For this reason, sales of the company’s Raven biological indicator products benefited from five extra weeks of sales for the current quarter when compared to the prior year period, and were up 71 Percent.

Cost of Sales

Cost of sales as a percent of net sales during the first fiscal quarter decreased 2.7 percent from fiscal 2007 to 32.3 percent. Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Therefore, shifts in product mix toward higher sales of Datatrace logging products will tend to produce lower cost of good sold expense and higher gross margins while shifts toward higher sales of medical products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced its second highest quarterly sales performance, which led to a decrease in cost of goods sold expense as a percent of sales compared to the prior year period. In addition we experienced higher gross margins than anticipated for our medical products. This gain in medical product margins was due to higher sales and gains in our shipping cost recovery. In addition, we had some temporary savings due to some employee turnover as a tighter labor market has caused position opening to remain open for a longer period of time.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $569,000 in the current quarter compared $467,000 for the same quarter last year. Most of the additional cost in the first quarter of fiscal 2008 was due the cost of five additional weeks of operation of Raven when compared to the same period last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions. Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs. Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs. One other major influence on sales and marketing costs is the mix of domestic medical sales to all other domestic sales. Domestic medical sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the direct and distributor sales channels utilized by our other products.

During the first quarter of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturer representatives to our own direct sales force. This change gave us increased sales effort and better control of the selling effort. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position in fiscal 2006. After experiencing some initial turnover in our staff through fiscal 2007, we have fully staffed all of our domestic sales positions during the first quarter of fiscal 2008. We expect this organization to further increase our sales over the remainder of the fiscal year.

In dollars, selling costs were $725,000 in the first fiscal quarter and $602,000 in the same prior year quarter. As a percent of sales, selling cost was 16.9% in the current quarter and 16.4% in the prior year quarter. During the current fiscal quarter, most of the dollar increase in selling expense was due to five additional weeks of Raven selling expenses when compared to the prior year.

Research and Development

Company sponsored research and development cost was $94,000 during the first fiscal quarter and $123,000 during the previous year period. We are currently trying to execute a strategy of increasing the flow of internally developed products. Currently, we are working on a project to develop a new line of products within our Datatrace family of products. If successfully developed these products would be expected to complement our existing products. Due to this project some minor reorganization of staffing took place during the first quarter of the prior year, which created a one time increase in expense during that quarter.

Net Income

Net income increased 28 percent to $1,015,000 or $.31 per share on a diluted basis during the quarter from $790,000 or $.25 per share on a diluted basis in the previous year period. The net income increase was due primarily to the increased gross margins of our medical products, as well as the contribution to sales of the new products acquired from Raven.

Liquidity and Capital Resources

On June 30, 2007, we had cash and short term investments of $3,907,000. In addition, we had other current assets totaling $7,457,000 and total current assets of $11,364,000. Current liabilities of our Company were $1,278,000 which resulted in a current ratio of 9:1.

Our Company has made capital acquisitions during the first fiscal quarter of $6,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2007, a quarterly dividend of $.08 per common share was paid to shareholders of record on May 21, 2007.

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

Contractual Obligations

At June 30, 2007 our only contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. In addition, the company is committed to repurchase 3,000 shares per month of its own common stock from one of its Board of Directors members, Mr. Paul Duke, through November 2007. Shares are purchased each month at the volume weighted average selling price of all shares traded on the market in the previous month.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to a variety of market risks, currently all investments are in dollar denominated accounts, such as money market funds, with variable interest rates. In the normal course of business, we employ established policies and procedures to manage our exposure to changes in the market value of our investments.

ITEM 4.	Controls and Procedures

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended June 30, 2007 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1.	Legal proceedings

None.

ITEM 1A.	Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market. The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-KSB for the fiscal year ended March 31, 2007 under the heading “Part I – Item 6. Additional Cautionary Statements.” There has been no material change in those risk factors.

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the first quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 1-30, 2007	3,336	$19.23	73,203	226,797
May 1-31, 2007	7,798	$20.61	81,001	218,999
June 1-30, 2007	3,000	$23.31	84,001	215,999

Total 1st Quarter	14,134	$20.86

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

b) Reports on Form 8-K:

On May 24, 2007, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and twelve months ended March 31, 2007.

MESA LABORATORIES, INC.

JUNE 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	August 14, 2007	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer, Treasurer and Chairman of the Board of Directors

DATED:	August 14, 2007	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary