Form 10-Q
period 2007-09-30
MESA LABORATORIES INC /CO
filed 2007-11-14
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,169,340 shares of the Issuer’s common stock, no par value, outstanding as of September 30, 2007.

PART I-FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	SEPT. 30, 2007	MARCH 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,722,000	$3,346,000
Accounts Receivable, Net	3,101,000	3,827,000
Inventories, Net	3,943,000	3,297,000
Prepaid Expenses and Other	320,000	372,000

TOTAL CURRENT ASSETS	12,086,000	10,842,000
PROPERTY, PLANT & EQUIPMENT, NET	3,484,000	3,521,000
OTHER ASSETS
Goodwill, Intangibles and Other, Net	7,740,000	7,991,000

TOTAL ASSETS	$23,310,000	$22,354,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$127,000	$257,000
Accrued Salaries & Payroll Taxes	709,000	998,000
Other Accrued Expenses	67,000	95,000
Taxes Payable	62,000	119,000

TOTAL CURRENT LIABILITIES	965,000	1,469,000
LONG TERM LIABILITIES
Deferred Income Taxes Payable	161,000	162,000
STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,169,340 shares (9/30/07) and 3,178,401 shares (3/31/07)	4,682,000	4,646,000
Retained Earnings	17,502,000	16,077,000

TOTAL STOCKHOLDERS’ EQUITY	22,184,000	20,723,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,310,000	$22,354,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended Sept. 30, 2007	Three Months Ended Sept. 30, 2006
Sales	$4,868,000	$4,186,000

Cost of Goods Sold	1,583,000	1,506,000
Selling, General & Administrative	1,257,000	1,202,000
Research and Development	106,000	79,000
Other (Income) and Expenses	(49,000)	(29,000)

	2,897,000	2,758,000

Earnings Before Income Taxes	1,971,000	1,428,000
Income Taxes	692,000	516,000

Net Income	$1,279,000	$912,000

Net Income Per Share (Basic)	$.40	$.29

Net Income Per Share (Diluted)	$.39	$.28

Average Common Shares Outstanding (Basic)	3,169,000	3,174,000

Average Common Shares Outstanding (Diluted)	3,288,000	3,260,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended Sept. 30, 2007	Six Months Ended Sept. 30, 2006
Sales	$9,154,000	$7,860,000

Cost of Goods Sold	2,968,000	2,793,000
Selling, General & Administrative	2,550,000	2,271,000
Research and Development	200,000	202,000
Other (Income) and Expenses	(96,000)	(69,000)

	5,622,000	5,197,000

Earnings Before Income Taxes	3,532,000	2,663,000
Income Taxes	1,238,000	961,000

Net Income	$2,294,000	$1,702,000

Net Income Per Share (Basic)	$.72	$.54

Net Income Per Share (Diluted)	$.70	$.53

Average Common Shares Outstanding (Basic)	3,170,000	3,154,000

Average Common Shares Outstanding (Diluted)	3,289,000	3,229,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended Sept. 30, 2007	Six Months Ended Sept. 30, 2006
Cash Flows From Operating Activities:
Net Income	$2,294,000	$1,702,000
Depreciation and Amortization	386,000	304,000
Stock Based Compensation	120,000	121,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	726,000	454,000
(Increase) Decrease in Inventories	(646,000)	(326,000)
(Increase) Decrease in Prepaid Expenses	51,000	182,000
Increase (Decrease) in Accounts Payable	(130,000)	(161,000)
Increase (Decrease) in Accrued Liabilities	(374,000)	(205,000)

Net Cash (Used) Provided by Operating Activities	2,427,000	2,071,000

Cash Flows From Investing Activities:
Short-term Investments Redeemed	—	1,245,000
Purchase of Business	—	(2,763,000)
Capital Expenditures, Net of Retirements	(98,000)	(1,615,000)

Net Cash (Used) Provided by Investing Activities	(98,000)	(3,133,000)

Cash Flows From Financing Activities:
Dividends Paid	(507,000)	(444,000)
Treasury Stock Purchases	(535,000)	(138,000)
Proceeds From Stock Options Exercised	89,000	66,000

Net Cash (Used) Provided by Financing Activities	(953,000)	(516,000)

Net Increase (Decrease) In Cash and Cash Equivalents	1,376,000	(1,578,000)

Cash and Cash Equivalents at Beginning of Period	3,346,000	4,466,000

Cash and Cash Equivalents at End of Period	$4,722,000	$2,888,000

ITEM 1.	FINANCIAL STATEMENTS (CONTINUED)

Supplemental disclosure of non-cash activity:

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

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended Sept 30, 2007	Three Months Ended Sept 30, 2006	Six Months Ended Sept 30, 2007	Six Months Ended Sept 30, 2006
Total cost of stock-based compensation	$62,000	$55,000	$120,000	$121,000
Amount capitalized in inventory and property and equipment	—	—	—	—

Amounts charged against income, before income taxes	62,000	55,000	120,000	121,000
Amount of income tax benefit recognized in earnings	22,000	19,000	42,000	42,000

Amount charged against net income	$40,000	$36,000	$78,000	$79,000

Impact on net income per common share:
Basic	$0.01	$0.01	$0.02	$0.03
Diluted	$0.01	$0.01	$0.02	$0.02

Stock-based compensation expense was reflected as Selling, general and administrative expense in the statement of operations for the second quarter and first six months of fiscal 2008 and 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the second quarter and first six months of fiscal 2008 and 2007 using the Black-Scholes model:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Stock options:
Volatility	36.1%	34.0%	36.1%	34-39%
Risk-free interest rate	4.6-5.1%	4.70%	4.6-5.1%	4.7-5.1%
Expected option life (years)	5-10	5	5-10	5-10
Dividend yield	2.1%	3.4%	2.1%	3.4-3.7%

A summary of the option activity for the first six months of fiscal 2008 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	259,390	$12.32	4.9
Options granted	107,920	19.04	6.9
Options forfeited	(7,280)	15.36	—
Options expired	—	—	—
Options exercised	(20,565)	10.33	—

Outstanding at Sept. 30, 2007	339,465	$14.51	5.3	$2,118,000

Exercisable at Sept 30, 2007	95,090	$10.35	3.8	$989,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first six months of fiscal 2008 was $19.04 and $14.69 in the first six months of fiscal 2007. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $287,000 and $134,000 during the first six months of fiscal 2008 and 2007, respectively.

A summary of the status of our unvested options as of September 30, 2007 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2007	196,020	$13.11
Options granted	107,920	$19.04
Options forfeited	(7,280)	$15.36
Options vested	(52,285)	$11.23

Unvested at Sept. 30, 2007	244,375	$16.13

As of September 30, 2007, there was $1,217,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.6 years.

NOTE C. NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share-basic and net income per common share- diluted for the three and six month periods ended September 30, 2007 and 2006:

	Three Months Ended Sept. 30,		Six Months Ended Sept. 30,
	2007	2006	2007	2006
Net income available for shareholders	$1,279,000	$912,000	$2,294,000	$1,702,000
Weighted avg. outstanding shares of common stock	3,169,000	3,174,000	3,170,000	3,154,000
Dilutive effect of stock options	119,000	86,000	119,000	75,000
Common stock and equivalents	3,288,000	3,260,000	3,289,000	3,229,000
Earnings per share:
Basic	$.40	$.29	$.72	$.54
Diluted	$.39	$.28	$.70	$.53

At September 30, 2007 and 2006, 1,800 and no shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

	Key Financial Indicators For The Six Months Ended Sept. 30,
	2007	2006	2005	2004
Cash and Investments	$4,722,000	$2,888,000	$6,115,000	$7,521,000
Trade Receivables	$3,319,000	$2,962,000	$2,182,000	$1,553,000
Days Sales Outstanding	59	59	63	58
Inventory	$3,943,000	$3,276,000	$2,262,000	$2,043,000
Inventory Turns	1.6	1.7	1.8	1.8
Working Capital	$11,121,000	$8,316,000	$9,812,000	$10,804,000
Current Ratio	13:1	10:1	12:1	19:1
Average Return On:
Stockholder Investment(1)	21.4%	19.8%	17.6%	14.9%
Assets	20.1%	18.3%	16.3%	14.2%
Invested Capital(2)	26.1%	25.7%	29.9%	26.8%
Net Sales	$9,154,000	$7,860,000	$5,401,000	$4,876,000
Gross Profit	$6,186,000	$5,067,000	$3,500,000	$3,055,000
Gross Margin	68%	64%	65%	63%
Operating Income	$3,436,000	$2,594,000	$1,960,000	$1,766,000
Operating Margin	38%	33%	36%	36%
Net Profit	$2,294,000	$1,702,000	$1,341,000	$1,174,000
Net Profit Margin	25%	22%	25%	24%
Earnings Per Diluted Share	$.70	$.53	$.43	$.37
Capital Expenditures (Net)	$98,000	$1,615,000	$62,000	$5,000
Head Count	108.0	95.0	51.5	47.5
Sales Per Employee (Annualized)	$170,000	$165,000	$210,000	$205,000

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end of period and beginning of year total stockholder’s equity.

(2)	Average return on invested capital (invested capital = total assets - current liabilities - cash and short-term investments) is calculated by dividing total net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. These exceptions are usually influenced by a more important need. Most of the indicators above for the period ended September 30, 2007 are showing variation from the trends of the past years. Our sales, profitability and various return trends are improving due to the Raven acquisition a year ago. Our key balances, such as, cash, accounts receivables, inventory and working capital are also growing due to the Raven acquisition, but the related ratios are showing some decline due to the growth, but these ratios are improving as the fiscal year progresses.

Results of Operations

Net Sales

Net sales for the second quarter of fiscal 2008 increased 16 percent from fiscal 2007. In real dollars, net sales of $4,868,000 in fiscal 2008 increased $682,000 from $4,186,000 in 2007.

Net sales for the first six months of fiscal 2008 increased 16 percent from fiscal 2007. In real dollars, net sales of $9,154,000 in fiscal 2008 increased $1,294,000 from $7,860,000 in 2007.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. Also, it is important to note that the Raven products are disposables and thus do not contribute to the Company’s parts and service revenues. During the first six months of fiscal years 2008 and 2007 our Company had parts and service revenue of $1,702,000 and $1,614,000. As a percentage of total revenue, parts and service revenues were 19% in 2008 and 21% in 2007. Overall, Service and parts revenues grew five percent for the first six months compared to the prior year period.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. Over the past several fiscal years, general economic conditions have been improving, and capital spending has also been increasing. In the past two years we have added the new 90XL Dialysate Meter to our medical line of products. In addition, we have added the Raven line of biological indicators as of early May, 2006. For first six months of fiscal 2008 and 2007, product sales for our company were $7,452,000 and $6,246,000. Overall, new product revenues grew 19 percent for the first six months compared to the prior year period.

Over the fiscal second quarter, our medical revenues increased 18 percent compared to the prior period, while over the first six month period we experienced an increase of 14 percent compared to the same period one year ago. These increases were due to higher sales of our meter products and calibration solutions and were partially offset by lower parts sales. Service sales for our dialysis products were up slightly compared with last year’s levels, and overall, our dialysis products continue to enjoy wide spread acceptance with the major dialysis providers in the U.S.

During the fiscal second quarter, sales of the Datatrace brand of products increased 19 percent from the prior year, and for the first six months sales increased four percent compared to prior year. The increase in DataTrace sales during the quarter was due to higher shipments of current orders as well as shipment of backlog accumulated during the first quarter of the fiscal year. For the first six months of the fiscal year, product shipments are in line with prior year levels while service revenue continue to increase.

The Raven biological indicator products were acquired on May 4, 2006. For this reason, sales of the company’s Raven biological indicator products for the first six months of the fiscal year benefited from five extra weeks of sales when compared to the prior year period, and were up 44 Percent. Sales of Raven products for the second fiscal quarter which were fully comparable to last year results increased 26 percent compared to last year.

Cost of Sales

Cost of sales as a percent of net sales during the second fiscal quarter decreased 3.5 percent from fiscal 2007 to 32.5 percent. For the first six month period, cost of sales decreased 3.1 percent from the prior fiscal year to 32.4 percent.

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

Over the current fiscal quarter, our Company experienced its second highest quarterly sales performance. In addition we experienced higher gross margins than anticipated for our medical products for both the quarter and six month period. This gain in medical product margins was due to higher sales and gains in our shipping cost recovery.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $507,000 in the current quarter compared $537,000 for the same quarter last year, and for the first six month period administrative costs were $1,077,000 compared to $1,004,000 for the comparable period last year. Most of the additional cost in the first six months of fiscal 2008 was due to the cost of five additional weeks of operation of Raven when compared to the same period last year. For the current quarter costs actually decreased due a temporary decrease in compensation costs. For the remainder of the current fiscal year, we expect administration costs to increase. Over the remainder of the fiscal year, we expect to incur approximately $100,000 of consulting costs for Sarbanes-Oxley Act compliance work, and we expect to add to our accounting staff by one additional person.

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

During the first quarter of fiscal 2006 the company began the process of converting the domestic distribution of its Datatrace products from independent manufacturer representatives to our own direct sales force. This change gave us increased sales effort and better control of the selling effort. To execute this strategy, we added two new direct sales representatives to our staff and converted a sales management position to a field sales representative position in fiscal 2006. After experiencing some initial turnover in our staff through fiscal 2007, we have fully staffed all of our domestic sales positions during the first quarter of fiscal 2008. We expect this increase in staff to further increase our sales over the remainder of the fiscal year.

In dollars, selling costs were $750,000 in the second fiscal quarter and $665,000 in the same prior year quarter, and for the first six months of the fiscal year selling costs were $1,473,000 compared to $1,267,000 in the same period last year. As a percent of sales, selling cost was 15.4% in the current quarter compared to 15.9% in the prior year quarter, and 16.1% in the current six month period compared to 16.1% for the same period last year. During the current fiscal quarter, most of the dollar increase in selling expense was due to an increased sales force staffing levels. In addition, the six month period was affected by five additional weeks of Raven selling expenses when compared to the prior year.

On October 1, 2007, the Company announced that Mr. Glenn Adriance had accepted the position of Vice President of Sales and Marketing. The addition of Mr. Adriance allows Mr. Sullivan, President and COO, to concentrate his efforts on the broader management, strategy and development of the Company, including its product development and acquisition efforts. The addition of Mr. Adriance is also expected to strengthen the Company’s abilities in sales and sales management as it continues to shift to a direct sales model in the domestic market and expands its international distribution network. To help compensate for the cost of this position the company has decided to eliminate a marketing management position that was recently vacated through attrition.

Research and Development

Company sponsored research and development cost was $106,000 during the second fiscal quarter and $79,000 during the previous year period. For the first six months of the current fiscal year, research and development costs were $200,000 compared to $202,000 for the same period last year. We are currently trying to execute a strategy of increasing the flow of internally developed products. To accommodate this strategy, we expect to evaluate our staffing levels in this area over the remainder of the fiscal year for the possible addition of resources.

Currently, we are working on a project to develop a new line of products within our Datatrace family of products, which is nearing completion. If successfully developed, these products would be expected to complement our existing products. We are in the early stages of a second project that will upgrade an older portion of our line of dialysis meters.

Net Income

Net income increased 40 percent to $1,279,000 or $.39 per share on a diluted basis during the quarter from $912,000 or $.28 per share on a diluted basis in the previous year period. For the first six months of the fiscal year, net income has increased 35 percent to $2,294,000 or $.70 per diluted share compared to $1,702,000 or $.53 per diluted share in the same period last year. The net income increase for both the three and six month periods was due primarily to the increase in total revenues, increased gross margins of our medical products, as well as the contribution to sales of the new products acquired from Raven.

Liquidity and Capital Resources

On September 30, 2007, we had cash and short term investments of $4,722,000. In addition, we had other current assets totaling $7,364,000 and total current assets of $12,086,000. Current liabilities of our Company were $965,000 which resulted in a current ratio of 13:1.

Our Company has made capital acquisitions during the first six months of the fiscal year of $98,000. In addition, the Company has recently committed approximately $500,000 of additional capital spending for automation of certain manufacturing processes for its Raven line of biological indicators.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2007, a quarterly dividend of $.08 per common share was paid to shareholders of record on May 21, 2007, and on September 14, 2007, a quarterly dividend of $.08 per common share was paid to shareholders of record on August 23, 2007.

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

Contractual Obligations

At September 30, 2007 the Company had a commitment for approximately $500,000 of additional capital spending for automation of certain manufacturing processes for its Raven line of biological indicators. Our only other contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. In addition, the company is committed to repurchase 3,000 shares per month of its own common stock from one of its Board of Directors members, Mr. Paul Duke, through November 2007. Shares are purchased each month at the volume weighted average selling price of all shares traded on the market in the previous month.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2007 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II - OTHER INFORMATION

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

ITEM 2.	Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the second quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 1-31, 2007	3,725	$23.84	87,726	212,274
Aug. 1-31, 2007	3,050	$24.87	90,776	209,224
Sept. 1-30, 2007	3,391	$22.20	94,167	205,833

Total 2nd Quarter	10,166	$23.60

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

ITEM 4.	Submission of matters to a vote of securities holders

The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on September 11, 2007. Of the 3,169,944 Shares entitled to vote, 2,893,788 were represented either in person or by proxy. Five Directors were elected to serve until the next Annual Meeting of Shareholders.

The five directors elected were:

	FOR	WITHHELD
Michael T. Brooks	2,889,889	3,899
H. Stuart Campbell	2,768,523	125,265
Paul D. Duke	2,768,523	125,265
Robert V. Dwyer	2,728,003	165,785
Luke R. Schmieder	2,848,468	45,320

ITEM 6.	Exhibits and reports on Form 8-K

a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

On August 13, 2007, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended June 30, 2007.

MESA LABORATORIES, INC.

SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC. (Issuer)

DATED: September 14, 2007	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer,
Treasurer and Chairman of the Board of Directors

DATED: September 14, 2007	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance,
Chief Financial and Accounting Officer and Secretary