Form 10-Q
period 2007-12-31
MESA LABORATORIES INC /CO
filed 2008-02-13
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

There were 3,165,437 shares of the Issuer’s common stock, no par value, outstanding as of December 31, 2007.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	DEC. 31, 2007	MARCH 31, 2007
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$5,186,000	$3,346,000
Accounts Receivable, Net	2,935,000	3,827,000
Inventories, Net	4,310,000	3,297,000
Prepaid Expenses and Other	409,000	372,000

TOTAL CURRENT ASSETS	12,840,000	10,842,000

PROPERTY, PLANT & EQUIPMENT, NET	3,621,000	3,521,000

OTHER ASSETS
Goodwill, Intangibles and Other, Net	7,614,000	7,991,000

TOTAL ASSETS	$24,075,000	$22,354,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$198,000	$257,000
Accrued Salaries & Payroll Taxes	741,000	998,000
Other Accrued Expenses	60,000	95,000
Taxes Payable	91,000	119,000

TOTAL CURRENT LIABILITIES	1,090,000	1,469,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	162,000	162,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,165,437 shares (12/31/07) and 3,178,401 shares (3/31/07)	4,670,000	4,646,000
Retained Earnings	18,153,000	16,077,000

TOTAL STOCKHOLDERS’ EQUITY	22,823,000	20,723,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,075,000	$22,354,000

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months	Three Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2006

Sales	$4,614,000	$4,095,000

Cost of Goods Sold	1,527,000	1,633,000
Selling, General & Administrative	1,263,000	1,108,000
Research and Development	136,000	94,000
Other (Income) and Expenses	(54,000)	(36,000)
	2,872,000	2,799,000

Earnings Before Income Taxes	1,742,000	1,296,000

Income Taxes	621,000	478,000

Net Income	$1,121,000	$818,000

Net Income Per Share (Basic)	$.35	$.26

Net Income Per Share (Diluted)	$.34	$.25

Average Common Shares Outstanding (Basic)	3,165,000	3,177,000

Average Common Shares Outstanding (Diluted)	3,292,000	3,273,000

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2006

Sales	$13,768,000	$11,956,000

Cost of Goods Sold	4,494,000	4,427,000
Selling, General & Administrative	3,813,000	3,379,000
Research and Development	337,000	296,000
Other (Income) and Expenses	(150,000)	(104,000)
	8,494,000	7,998,000

Earnings Before Income Taxes	5,274,000	3,958,000

Income Taxes	1,859,000	1,438,000

Net Income	$3,415,000	$2,520,000

Net Income Per Share (Basic)	$1.08	$.80

Net Income Per Share (Diluted)	$1.04	$.78

Average Common Shares Outstanding (Basic)	3,168,000	3,156,000

Average Common Shares Outstanding (Diluted)	3,285,000	3,232,000

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months	Nine Months
	Ended	Ended
	Dec. 31, 2007	Dec. 31, 2006
Cash Flows From Operating Activities:
Net Income	$3,415,000	$2,520,000
Depreciation and Amortization	581,000	495,000
Stock Based Compensation	186,000	168,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	892,000	291,000
(Increase) Decrease in Inventories	(1,013,000)	(484,000)
(Increase) Decrease in Prepaid Expenses	(37,000)	168,000
Increase (Decrease) in Accounts Payable	(59,000)	(85,000)
Increase (Decrease) in Accrued Liabilities	(320,000)	(221,000)
Net Cash (Used) Provided by Operating Activities	3,645,000	2,852,000

Cash Flows From Investing Activities:
Short-term Investments Redeemed	—	1,245,000
Purchase of Business	—	(2,972,000)
Capital Expenditures, Net of Retirements	(304,000)	(1,720,000)
Net Cash (Used) Provided by Investing Activities	(304,000)	(3,447,000)

Cash Flows From Financing Activities:
Dividends Paid	(824,000)	(1,017,000)
Treasury Stock Purchases	(779,000)	(259,000)
Proceeds From Stock Options Exercised	102,000	82,000
Net Cash (Used) Provided by Financing Activities	(1,501,000)	(1,194,000)

Net Increase (Decrease) In Cash and Cash Equivalents	1,840,000	(1,789,000)
Cash and Cash Equivalents at Beginning of Period	3,346,000	4,466,000

Cash and Cash Equivalents at End of Period	$5,186,000	$2,677,000

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

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended Dec. 31, 2007	Three Months Ended Dec. 31, 2006	Nine Months Ended Dec. 31, 2007	Nine Months Ended Dec. 31, 2006
Total cost of stock-based compensation	$66,000	$47,000	$186,000	$168,000
Amount capitalized in inventory and property and equipment	—	—	—	—
Amounts charged against income, before income taxes	66,000	47,000	186,000	168,000
Amount of income tax benefit recognized in earnings	23,000	17,000	65,000	61,000
Amount charged against net income	$43,000	$30,000	$121,000	$107,000

Impact on net income per common share:
Basic	$0.01	$0.01	$0.04	$0.03
Diluted	$0.01	$0.01	$0.04	$0.03

Stock-based compensation expense was reflected as Selling, general and administrative expense in the statement of operations for the third quarter and first nine months of fiscal 2008 and 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the third quarter and first nine months of fiscal 2008 and 2007 using the Black-Scholes model:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2007	2006	2007	2006
Stock options:
Volatility	33%	34%	33-36%	34-39%
Risk-free interest rate	4.0-4.6%	4.70%	4.0-5.1%	4.7-5.1%
Expected option life (years)	5-10	5	5-10	5-10
Dividend yield	2.9%	3.4%	2.1-2.9%	3.4-3.7%

A summary of the option activity for the first nine months of fiscal 2008 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	259,390	$12.32	4.9
Options granted	118,920	19.23	6.4
Options forfeited	(16,955)	16.21	—
Options expired	—	—	—
Options exercised	(31,555)	9.94	—
Outstanding at Dec. 31, 2007	329,800	$14.84	5.3	$3,352,000

Exercisable at Dec. 31, 2007	90,550	$10.71	3.9	$1,294,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first nine months of fiscal 2008 was $19.23 and $14.69 in the first nine months of fiscal 2007. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $475,000 and $367,000 during the first nine months of fiscal 2008 and 2007, respectively.

A summary of the status of our unvested options as of December 31, 2007 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2007	196,020	$13.11
Options granted	118,920	$19.23
Options forfeited	(16,955)	$16.21
Options vested	(58,735)	$11.23
Unvested at Dec. 31, 2007	239,250	$16.40

As of December 31, 2007, there was $977,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.5 years.

NOTE C.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and nine month periods ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	Dec. 31,		Dec. 31,
	2007	2006	2007	2006

Net income available for shareholders	$1,121,000	$818,000	$3,415,000	$2,520,000

Weighted avg. outstanding shares of common stock	3,165,000	3,177,000	3,168,000	3,156,000
Dilutive effect of stock options	127,000	96,000	117,000	76,000

Common stock and equivalents	3,292,000	3,273,000	3,285,000	3,232,000

Earnings per share:
Basic	$.35	$.26	$1.08	$.80
Diluted	$.34	$.25	$1.04	$.78

At December 31, 2007 and 2006, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Key Financial Indicators

For The Nine Months Ended Dec. 31,

	2007	2006	2005	2004

Cash and Investments	$5,186,000	$2,677,000	$5,526,000	$6,624,000

Trade Receivables	$3,137,000	$3,143,000	$1,958,000	$1,622,000
Days Sales Outstanding	60	70	60	57

Inventory	$4,310,000	$3,434,000	$2,355,000	$2,057,000
Inventory Turns	1.6	1.7	1.8	1.8

Working Capital	$11,750,000	$8,380,000	$9,376,000	$9,911,000
Current Ratio	12:1	9:1	14:1	16:1

Average Return On:
Stockholder Investment (1)	20.9%	19.4%	17.6%	15.2%
Assets	19.6%	17.9%	16.4%	14.4%
Invested Capital (2)	25.8%	25.0%	29.2%	26.4%

Net Sales	$13,768,000	$11,956,000	$8,143,000	$7,406,000
Gross Profit	$9,274,000	$7,529,000	$5,195,000	$4,620,000
Gross Margin	67%	63%	64%	62%
Operating Income	$5,124,000	$3,854,000	$2,882,000	$2,606,000
Operating Margin	37%	32%	35%	35%
Net Profit	$3,415,000	$2,520,000	$1,978,000	$1,736,000
Net Profit Margin	25%	21%	24%	23%
Earnings Per Diluted Share	$1.04	$.78	$.64	$.55

Capital Expenditures (Net)	$304,000	$1,720,000	$86,000	$8,000

Head Count	108.0	95.0	50.5	48.5
Sales Per Employee (Annualized)	$170,000	$168,000	$215,000	$204,000

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

                While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important need and the trade-off of resources.  Most of the indicators above for the period ended December 31, 2007 are showing variation from the trends of the past years.  Our sales, profitability and various return trends are improving due to the Raven acquisition a year ago.  Our key balances, such as, cash, accounts receivables, inventory and working capital are also growing due to the Raven acquisition, but the related ratios are showing some decline due to the growth, but these ratios are improving as the fiscal year progresses.

Results of Operations

Net Sales

Net sales for the third quarter of fiscal 2008 increased 13 percent from fiscal 2007.  In real dollars, net sales of $4,614,000 in fiscal 2008 increased $519,000 from $4,095,000 in 2007.

Net sales for the first nine months of fiscal 2008 increased 15 percent from fiscal 2007.  In real dollars, net sales of $13,768,000 in fiscal 2008 increased $1,812,000 from $11,956,000 in 2007.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven products are disposables and thus do not contribute to the Company’s parts and service revenues.  During the first nine months of fiscal years 2008 and 2007 our Company had parts and service revenue of $2,534,000 and $2,399,000.  As a percentage of total revenue, parts and service revenues were 18% in 2008 and 20% in 2007.  Overall, Service and parts revenues grew six percent for the first nine months compared to the prior year period.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Over the past several fiscal years, general economic conditions have been improving, and capital spending has also been increasing, but the economy is currently showing some weakness.  In the past two years we have added the new 90XL Dialysate Meter to our medical line of products.  In addition, we have added the Raven line of biological indicators as of early May, 2006.  For the first nine months of fiscal 2008 and 2007, product sales for our company were $11,234,000 and $9,557,000.  Overall, new product revenues grew 18 percent for the first nine months compared to the prior year period.

Over the fiscal third quarter, our medical revenues were unchanged compared to the prior period, while over the first nine month period we experienced an increase of nine percent compared to the same period one year ago.  For the quarter, small increases of shipments in the meter product line and parts and service were off-set by a decrease in Echo Reprocessors which were discontinued earlier in the fiscal year.  The increase for the nine month period was due chiefly to higher sales of the Company’s dialysate meters and standard solution products.  Overall, our dialysis products continue to enjoy wide spread acceptance with the major dialysis providers in the U.S.

During the fiscal third quarter, sales of the Datatrace brand of products increased 46 percent from the prior year, and for the first nine months sales increased 17 percent compared to prior year.  The increase in DataTrace sales during the quarter reflects higher shipments of Micropack III temperature and humidity units and an increase in rental revenues.  The increase for the nine month period is attributable chiefly to higher Micropack III temperature units and higher service revenues.

The Raven biological indicator products were acquired on May 4, 2006.  For this reason, sales of the company’s Raven biological indicator products for the first nine months of the fiscal year benefited from five extra weeks of sales when compared to the prior year period, and were up 27 Percent.  Sales of Raven products for the third fiscal quarter, which were fully comparable to last year results, increased two percent compared to last year. While order volumes remained strong during the recent quarter, shipments did not keep up with orders due to heavier order volumes late in the quarter and some disruption to manufacturing and shipments due to facility upgrades that were performed the last week of the quarter.

Cost of Sales

                Cost of sales as a percent of net sales during the third fiscal quarter decreased 6.8 percent from fiscal 2007 to 33.1 percent.  For the first nine month period, cost of sales decreased 4.4 percent from the prior fiscal year to 32.6 percent.

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

                Over the current fiscal quarter, our Company experienced higher quarterly sales performance compared to prior year.  In addition, we experienced higher gross margins due to the significant increase in DataTrace sales during the most recent quarter.

Selling, General and Administrative

                General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs.  Total administrative costs were $575,000 in the current quarter compared $474,000 for the same quarter last year, and for the first nine month period administrative costs were $1,652,000 compared to $1,478,000 for the comparable period last year.  Most of the additional cost in the first nine months of fiscal 2008 was due to the cost of five additional weeks of operation of Raven when compared to the same period last year.  For the current quarter, costs increased due to an increase in compensation costs.  In addition, we incurred approximately $44,000 of consulting costs associated to our ongoing Sarbanes-Oxley Section 404 compliance project.  For the remainder of the current fiscal year, we expect administration costs to be increased.  Over the remainder of the fiscal year, we expect to incur approximately $50,000 of additional consulting costs for Sarbanes-Oxley Act compliance work, and we expect to add to our accounting staff by one additional person.

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

                In dollars, selling costs were $688,000 in the third fiscal quarter and $634,000 in the same prior year quarter, and for the first nine months of the fiscal year selling costs were $2,161,000 compared to $1,901,000 in the same period last year.  As a percent of sales, selling cost was 14.9% in the current quarter compared to 15.5% in the prior year quarter, and 15.7% in the current nine month period compared to 15.9% for the same period last year.  During the current fiscal quarter, most of the dollar increase in selling expense was due to increased sales force staffing levels.  In addition, the nine month period was affected by five additional weeks of Raven selling expenses when compared to the prior year.

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

Research and Development

                Company sponsored research and development cost was $136,000 during the third fiscal quarter and $94,000 during the previous year period.  For the first nine months of the current fiscal year, research and development costs were $337,000 compared to $296,000 for the same period last year.  We are currently trying to execute a strategy of increasing the flow of internally developed products.  To accommodate this strategy, we expect to evaluate our staffing levels in this area over the remainder of the fiscal year for the possible addition of resources.

                Currently, we are working on a project to develop a new line of products within our Datatrace family of products, which is nearing completion.  If successfully developed, these products would be expected to complement our existing products.  We are in the early stages of a second project that will upgrade an older portion of our line of dialysis meters.

Net Income

                Net income increased 37 percent to $1,121,000 or $.34 per share on a diluted basis during the quarter from $818,000 or $.25 per share on a diluted basis in the previous year period.  For the first nine months of the fiscal year, net income has increased 36 percent to $3,415,000 or $1.04 per diluted share compared to $2,520,000 or $.78 per diluted share in the same period last year.  The net income increase for both the three and nine month periods was due primarily to the increase in total revenues, increased gross margins for our medical and DataTrace products, as well as the contribution to sales of the new products acquired from Raven.

Liquidity and Capital Resources

                On December 31, 2007, we had cash and short term investments of $5,186,000.  In addition, we had other current assets totaling $7,654,000 and total current assets of $12,840,000.  Current liabilities of our Company were $1,090,000 which resulted in a current ratio of 12:1.

Our Company has made capital acquisitions during the first nine months of the fiscal year of $304,000.  In addition, the Company has commitments for the remainder of the fiscal year of approximately $340,000 of additional capital spending for automation of certain manufacturing processes for its Raven line of biological indicators.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 15, 2007, a quarterly dividend of $.08 per common share was paid to shareholders of record on May 21, 2007, and  on September 14, 2007, a quarterly dividend of $.08 per common share was paid to shareholders of record on August 23, 2007.  On November 11, 2007 the Board increased the quarterly dividend by 25 percent to $.10 per common share, which was paid on December 14, 2007 to shareholders of record on November 26, 2007.

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

Contractual Obligations

At December 31, 2007 the Company had a commitment for approximately $340,000 of additional capital spending for automation of certain manufacturing processes for its Raven line of biological indicators.  Our only other contractual obligations were open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2007 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

PART II-OTHER INFORMATION

ITEM 1. Legal proceedings

                    None.

ITEM 1A. Risk factors

                    We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-KSB for the fiscal year ended March 31, 2007 under the heading “Part I — Item 6. Additional Cautionary Statements.”  There has been no material change in those risk factors.

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity Securities

                We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report:

			Total Share Purchased	Remaining Shares
	Shares	Avg. Price	as Part of Publicly	to Purchase
	Purchased	Paid	Announced Plan	Under Plan
Oct. 1-31, 2007	5,097	$20.03	99,264	200,736
Nov. 1-30, 2007	3,149	$20.00	102,413	197,587
Dec. 1-31, 2007	3,302	$23.79	105,715	194,285
Total 2nd Quarter	11,548	$21.16

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

31.1             Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       Reports on Form 8-K:

                On November 7, 2007, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended September 30, 2007.

MESA LABORATORIES, INC.

DECEMBER 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED: February 14, 2008	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer,
Treasurer and Chairman of the Board of Directors

DATED: February 14, 2008	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and Secretary