Form 10-K
period 2008-03-31
MESA LABORATORIES INC /CO
filed 2008-06-30
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from                            to

Commission File No: 0-11740

MESA LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0872291
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification number)

12100 West 6th
Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 987-8000

Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, no par value	NASDAQ

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

The aggregate market value, as of May, 31 2008, of the common stock (based on the last closing price of the shares on NASDAQ of $20.10) of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $44,059,260.

The number of outstanding shares of the common stock as of May 31, 2008 was 3,171,288.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2008 Annual Meeting of Shareholders

Part III information is incorporated by reference from the Proxy Statement

Cautionary Statement

All statements other than statements of historical fact included in this annual report regarding the Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the Company’s markets; the business abilities and judgement of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.

Mesa’s executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Introduction

Mesa Laboratories, Inc. (hereinafter referred to as the “Company” or “Mesa”) was incorporated as a Colorado corporation on March 26, 1982.  The Company designs, manufactures and markets instruments and disposable products utilized in connection with industrial applications and healthcare.  For industrial applications, which includes pharmaceutical, food, medical devices, and petrochemical, the Company presently markets the DATATRACE® data logging systems, NUSONICS® Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products and RAVEN Biological Indicators. For healthcare applications, the Company markets Dialysate Meters used in kidney dialysis and RAVEN Biological Indicators, which are used by hospitals and dental offices to assure sterility.  The Company is continually performing research and development to expand the application of its technology.

DATATRACE® Data Loggers

The DATATRACE products are self-contained, wireless, high precision, data loggers that are used in critical manufacturing, quality control, and transportation applications.  They are used to measure temperature, humidity and pressure inside a process or inside a product during manufacturing.  In addition, the DATATRACE products can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications.  The product line consists of individual data loggers, a PC interface, DataTrace for Windows (DTW) reporting software and various accessories.  A customer typically purchases a large number of data loggers along with a single PC interface and DTW software package.  In practice, using the PC interface, the user programs the tracers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, retrieves the data loggers and reads the data into a PC with the interface.  After this, the user can prepare tabular and graphical reports using the DTW software.  Different models of data loggers are available, including the older FRB loggers, along with the newest Micropack III line, which was introduced in March 2002.  The latest generation Micropack III line is much smaller, has improved hardware and embedded software, includes a rapid optical interface, and operates over a wider temperature range.  Product line sales are primarily the Micropack III line, with FRB sales being made only to customers who are adding loggers to their current inventory.  The FRB product line will no longer be sold as of September 31, 2008 (service will continue to be available for several years however).

In the first quarter of fiscal 2008, in order to further expand the DATATRACE product line, The Company introduced the Datatrace Radio Frequency (RF) data logger series. DataTrace RF includes all the features and performance from previous DataTrace systems, such as the Micropack III, and adds the capability to transmit data to a PC in real time through the proprietary DTLinc RF network. The ability to view process or validation data instantly saves valuable time, and it can prevent costly processing mistakes. The DataTrace RF system allows the user to see results immediately and make appropriate decisions as necessary.

While there are a variety of different types of wireless data loggers available on the market, there are only a few that are rated as “intrinsically safe” and can operate at elevated temperatures, like the DATATRACE products.  These are important differentiating factors for the DATATRACE products in the marketplace, and consequently, they are used by companies to control their most critical processes.  Due to their higher accuracy and precision, along with the importance of the processes they are used to control, an important component of the DATATRACE product line is the calibration service that is provided by Mesa.  Typically, each DATATRACE data logger is calibrated by Mesa’s calibration laboratory prior to shipment and then annually, for a re-certification fee, to verify its accuracy.  For instance, the MPRF temperature data loggers have an operating range of -80oC to +400oC and can be calibrated to an accuracy of +/- 0.1oC over a portion of this range.  This allows the DATATRACE loggers to be used to conduct quality control on critical processes, such as sterilization, one of the most important applications.

RAVEN Biological Indicators

In May, 2006, the Company acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska.  The RAVEN product line consists of Biological Indicators (BI) and Chemical Indicators (CI) used to assess the effectiveness of sterilization processes, including steam, gas (such as ethylene oxide), and radiation.  Biological Indicators consist of resistant spores of certain microorganisms which are applied on a convenient substrate.  The spores are well characterized in terms of numbers and resistance to sterilization.  In use, the BI is exposed to a sterilization process and then tested to determine the presence of surviving organisms.  RAVEN’s line of BI’s includes both spore strips, which require post-processing transfer to a growth media, self-contained products which have the growth media already pre-packaged in crushable ampoules, industrial use BI’s, and culture media.  Chemical Indicators are similar to BI’s, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions.  BI’s and CI’s are often used together to monitor processes.  RAVEN products are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization.  Key markets for RAVEN include healthcare such as dental offices and hospitals, and industrial such as medical device and pharmaceutical manufacturing.

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

Recently the Company has expanded its product line adding two (2) specialized biological indicator products. One of these products, ProTest BI Test Pack, is a significant addition to RAVEN’s offering for the domestic healthcare (hospital) market. It allows the user to immediate release certain types of sterilized materials saving the user time and money. A second product added in early 2007, ProAMP with Negative Controls, provides industrial (pharmaceutical and medical device) users with a unique and previously unseen option for sterilization monitoring and the effects of steam sterilization on the interpretation of a self-contained biological indicator. Having printed Negative Controls, the user can not only monitor their sterilization processes but also see the effects their process has on BIs themselves.

MEDICAL HEMODIALYSIS PRODUCTS

Patients with kidney failure (known as end stage renal disease, or ESRD) require the removal of toxic waste products and excess water through artificial means.  This process is generally performed three times per week and is most often accomplished through the use of hemodialysis.

Hemodialysis requires the treatment to be conducted on a dialysis machine through the use of a disposable cartridge known as a dialyzer.  Blood is brought extracorporally to the dialysis machine for control and monitoring and passes through the dialyzer where waste products and excess water are removed.  This treatment generally lasts three to four hours.  While these hemodialysis procedures can be conducted in home, the bulk of the treatments are conducted in over 4,500 clinics and hospital centers in the U.S.  Currently, there are over 300,000 patients in the U.S. undergoing dialysis therapy.

In addition to the reimbursement policies of the United States Government and state agencies, the Company’s revenues from its dialysis products can be expected to be dependent upon the policies of insurance companies and kidney foundations.

Dialysate Meters

Mesa’s Dialysate Meters are instruments that are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine.  Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis machine is working within prescribed limits and delivering the properly prepared dialysate.

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

The 90XL meter has been well received by the marketplace and already holds a dominant position in comparison to unit sales of the 90DX or NEO-2. Mesa anticipates that the marketplace will want to gradually phase out of the 90DX and the NEO-2 meters and further adopt the 90XL.

The dialysis meters designed for use by dialysis nurses are known primarily for their ease of use and include the pHoenix, Hydra, and NEO-STAT+ models.  Incorporating a patented, built-in syringe sampling system, these meters are used as the final quality control check on the dialysate just prior to starting a treatment.  Their design allows the nurse to quickly and easily draw a small sample of the dialysate into the meter for measurement, and management believes that they have become the most popular meter in the point-of care testing in dialysis clinics. The pHoenix meter is the leading seller by far of the three (3) hand held meter choices.

In addition to the dialysate meters, the Company markets a line of calibration standard solutions for use in dialysis clinics for calibration and testing.  These standard solutions are regularly consumed by the dialysis clinics and this, along with calibration services, represents a recurring revenue stream for the Medical product line.

NUSONICS PRODUCTS

The Company’s sonic fluid measurement product line consists of two major components:Sonic Flow Meters and Concentration Monitors.  While the total market for flow meters is very large, the NUSONICS® Sonic Flow Meters best serve applications where cleanliness and resistance to corrosives are required.  Specific applications where the NUSONICS® products are particularly well suited include water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications.  The Concentration Monitor component of the product line consists of Pipeline Interface Detectors and Concentration Analyzers.  The Pipeline Interface Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application, such as chemical, food, pharmaceutical and polymerization processes.

The NUSONICS products have been subject to strong competition in the marketplace in recent years primarily from larger, well established process control companies.  Consequently, sales of NUSONICS products have decreased and currently represent less than 4% of the Company’s total revenue.  Today, most sales are made to existing NUSONICS customers who are replacing or adding to their current infrastructure.

Manufacturing

The Company assembles its products at its facilities in Lakewood, Colorado and Omaha, Nebraska.  The Company’s electronic products are manufactured primarily by assembling products from purchased components and testing the final products prior to release.  The RAVEN products are manufactured by growing microbiological spores from raw materials, assembling the finished products through a series of process steps, and testing the finished Biological Indicators using established quality control tests.

Most of the materials and components used in the Company’s product lines are available from a number of different suppliers.  Mesa generally maintains multiple sources of suppliers for most items but is dependent on a single source for certain items.  Mesa believes that alternative sources could be developed, if required, for present single supply sources.  Although the Company’s dependence on these single supply sources may involve a degree of risk, to date, Mesa has been able to acquire sufficient stock to meet its production requirements.

Marketing and Distribution

The Company’s domestic sales of its MEDICAL and DATATRACE products are generated by its direct sales and marketing staff, while outside the U.S., a number of distributors are utilized.  The Company’s RAVEN products are distributed both directly, through a sales and marketing staff to end users and through a series of distributors both domestically and outside the U.S.  International sales for all products are conducted through over 100 distributors.  During the fiscal year ended March 31, 2008, approximately 74% of sales have been domestic and 26% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

Sales promotions include attendance by Mesa representatives at trade shows, direct mail campaigns, internet advertising and trade journal advertising in industry related publications.

Customers of Mesa’s MEDICAL products primarily include dialysis centers and dialysis equipment manufacturers.  The primary emphasis of the Company’s marketing effort is to offer quality products to the healthcare market which will aid in cost containment and improved patient well-being.

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

During the fiscal year ended March 31, 2008, one customer represented approximately 13% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.  During the fiscal year ended March 31, 2007, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.

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

Companies with which Mesa’s dialysis products compete include Myron L Company and IBP Medical GmbH.  Companies with which Mesa’s DATATRACE® data logger products compete include GE Kaye, Ellab and TMI Orion.  Companies with which RAVEN’s biological indicator products compete include 3M, SGM and Steris.  Companies with which Mesa’s NUSONICS® products compete include Controlotron, Badger Meter, Rosemount, and GE Panametrics.

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

Employees

On March 31, 2008, the Company had a total of 113 employees, of which 110 were full-time employees. Currently, 24 persons are employed for marketing and sales, six for research and development, 71 for manufacturing and quality assurance and 12 for administration.

Additional Information

For the fiscal years ended March 31, 2008 and 2007, Mesa spent $532,000 and $392,000, respectively, on Company-sponsored research and development activities.

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

Item 1A.  RISK FACTORS

We face intense competition.

The markets for some of our current and potential products are intensely competitive.  We face competition from companies that possess both larger sales forces and possess more capital resources.  In addition, there are growing numbers of competitors for certain of our products.

Technological change could render our products obsolete or non-competitive.

The market for the Company’s products and services are characterized by rapid and substantial technological changes and swiftly evolving industry standards. As industry standards evolve rapidly, the Company may be required to develop new and competitive products to maintain or increase revenue. A competitive product requires substantial planning, design, development, and testing at the technological, product and manufacturing process stages.  The Company can provide no assurance that its products will remain competitive in a rapidly changing environment. In addition, regulations and industry acceptance of new technologies may decelerate or eliminate meaningful revenue.

Acquisition of businesses could potentially decrease profit margins and decrease net income.

The Company maintains its growth strategy through product development and business and technology acquisition. Businesses acquired by the Company may provide marginal profitability or prove to be unprofitable. Additional risks include the competition among prospective buyers, the potential loss of key employees or clients of the acquired company, and the reallocation of capital from ongoing operating processes.

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

•              delays in educating and training our distributors and representatives sales forces;

•              manufacturing or supply delays;

•              product returns;

•              receipt of necessary regulatory approval;

•              costs associated with implementing and maintaining compliance with the Sarbanes-Oxley Act;

•              costs associated with expansion of the Company’s direct sales capabilities; and

•              changes in key components by our vendors.

Changing Industry Trends May Affect Operating Results.

Various changes within the industries we serve may limit future demand for our products and may include the following:

•              changes in dialysis reimbursements;

•              increased availability of donated organs; and

•              mergers within the dialysis provider industry have made the Company more dependent upon fewer large customers for its sales in this industry; and

•              increased competition.

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

Item 1B.  Unresolved Staff Comments

None

ITEM 2.  PROPERTIES

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

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)           Mesa’s common stock is traded on the Nasdaq Global Market under the symbol “MLAB”.  For the last two fiscal years, the high and low sales prices of the Company’s common stock as reported to the Company by Nasdaq were as follows:

Quarter Ended	High	Low	Dividend
June 30, 2006	$16.00	$13.74	$.07
September 30, 2006	$18.77	$14.58	$.07
December 31, 2006	$20.24	$16.61	$.18	*
March 31, 2007	$23.00	$18.94	$.08

June 30, 2007	$27.00	$18.15	$.08
September 30, 2007	$26.25	$19.19	$.08
December 31, 2007	$27.00	$17.90	$.10
March 31, 2008	$26.75	$20.00	$.10

The Nasdaq Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b)           As of March 31, 2008, there were approximately 900 record and beneficial holders of Mesa’s common stock.

(c)           During the fiscal year ended March 31, 2008, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(d)           We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

			Total Share Purchased	Remaining Shares
	Shares	Avg. price	as Part of Publicly	to Purchase
	Purchased	Paid	Announced Plan	Under Plan
January 1- 31, 2008	1,191	$25.88	106,906	193,094
February 1–29,2008	131	$24.07	107,037	192,963
March 1 – 31, 2008	863	$20.60	107,900	192,100
Total Fourth Quarter	2,185	$23.68

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

•      On December 15, 2006, the Company paid a regular $.08 per common share quarterly dividend and a $.10 per common share special dividend to holders of record on December 1, 2006

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

Equity Compensation Plan Information as of March 31, 2008

	No. of securities to be	Weighted-average	Number of securities
	Issued upon exercise of	exercise price of	remaining for future
Plan Category	Outstanding options	outstanding options	issuance under plan

Equity compensation plans approved by security holders	324,455	$14.92	370,335

Equity compensation plans not approved by security holders	—	—	—

Total	324,455	$14.92	370,335

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical financial data for each of the five years in the period ended March 31. The selected historical financial data set forth below has been derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.

(Dollars in thousands, except EPS)	2008	2007	2006	2005	2004
Operational Data
Net Sales	$19,558	$17,242	$11,583	$10,041	$9,126
Gross Profit	$12,858	$10,895	$7,437	$6,320	$5,698
Gross Margin	66%	63%	64%	63%	62%
Operating Income	$7,061	$5,659	$4,110	$3,475	$3,249
Operating Margin	36%	33%	35%	35%	36%
Net Profit	$4,610	$3,958	$2,805	$2,312	$2,130
Net Profit Margin	24%	23%	24%	23%	23%
Earnings Per Diluted Share	$1.41	$1.22	$.92	$.74	$.68
Financial Position Data
Cash and Investments	$5,770	$3,346	$5,711	$6,882	$6,767
Trade Receivables (net)	$3,875	$3,817	$2,425	$1,972	$1,581
Inventory (net)	$4,020	$3,297	$2,374	$1,941	$2,099
Current Assets	$14,411	$10,842	$10,955	$11,123	$10,737
Working Capital	$12,824	$9,373	$9,753	$10,141	$10,080
Current Ratio	9:1	7:1	9:1	11:1	16:1
Total Assets	$25,533	$22,354	$16,450	$16,596	$16,230
Current Liabilities	$1,587	$1,469	$1,202	$982	$657
Total Liabilities	$1,794	$1,631	$1,531	$1,217	$846
Total Stockholders’ Equity	$23,739	$20,723	$14,919	$15,379	$15,384
Average Return Data
Stockholder Investment (1)	21%	22%	19%	15%	14%
Assets	19%	20%	17%	14%	14%
Invested Capital (2)	26%	29%	31%	26%	23%

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Financial Indicators

	2008	2007	2006	2005
Cash and Investments	$5,770,000	$3,346,000	$5,711,000	$6,882,000

Trade Receivables	$4,075,000	$4,017,000	$2,520,000	$2,017,000
Days Sales Outstanding	60	63	61	62

Inventory (net)	$4,020,000	$3,297,000	$2,374,000	$1,941,000
Inventory Turns	1.8	1.9	1.9	1.8

Working Capital	$12,824,000	$9,373,000	$9,753,000	$10,141,000

Current Ratio	9:1	7:1	9:1	11:1
Average Return On:
Stockholder Investment (1)	20.7%	22.2%	18.5%	15.0%
Assets	19.3%	20.4%	17.0%	14.1%
Invested Capital (2)	25.8%	29.2%	30.7%	26.4%

Net Sales	$19,558,000	$17,242,000	$11,583,000	$10,041,000

Gross Profit	$12,858,000	$10,895,000	$7,437,000	$6,320,000
Gross Margin	66%	63%	64%	63%
Operating Income	$7,061,000	$5,659,000	$4,110,000	$3,475,000
Operating Margin	36%	33%	35%	35%
Net Profit	$4,610,000	$3,958,000	$2,805,000	$2,312,000
Net Profit Margin	24%	23%	24%	23%
Earnings Per Diluted Share	$1.41	$1.22	$.92	$.74

Capital Expenditures (Net)	$207,000	$1,780,000	$115,000	$70,000

Head Count	113	100	51.5	46.5
Sales Per Employee	$173,000	$172,000	$225,000	$216,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. Most of the indicators above are improving in the most recent fiscal year due to the addition of the Raven products in fiscal 2007. Two exceptions to the improving trends are inventory turns and the average return calculations. Improving margins along with increased inventory decreased the inventory turns slightly in fiscal 2008. Utilizing post acquisition Balance Sheets for both the beginning and ending balances of fiscal 2008 caused those balances to increase significantly in fiscal 2008 causing the average return calculations to decrease slightly in the current fiscal year.

Results of Operations

Net Sales

Net sales for fiscal 2008 increased 13 percent from fiscal 2007, and net sales for fiscal 2007 increased 49 percent from fiscal 2006. In dollars, net sales of $19,558,000 in fiscal 2008 increased $2,316,000 from $17,242,000 in 2007, and net sales of $17,242,000 in fiscal 2007 increased $5,659,000 from $11,583,000 in 2006.

Our revenues come from two main sources, which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. During fiscal years 2008, 2007 and 2006 our Company had parts and service revenue of $3,499,000, $3,333,000 and $2,982,000. As a percentage of total revenue, parts and service revenues were 18% in 2008, 19% in 2007 and 26% in 2006.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products. In recent years, general economic conditions have been improving, and more specifically, capital spending has been improving. New products released to the market over the past four fiscal years include the Datatrace Micropack III temperature loggers during the middle of fiscal 2003, the Datatrace Micropack III humidity and pressure loggers at the end of fiscal 2004, the 90XL Dialysate Meter for kidney dialysis was introduced late in fiscal 2006, and the Datatrace RF System was introduced in early fiscal 2009. For fiscal years 2008, 2007 and 2006 product sales for our company were $16,059,000, $13,909,000 and $8,601,000.

During fiscal 2008, sales of the Company’s medical products and services increased five percent for the fiscal year compared to the prior year period. For the year, Medical saw increased sales of meter products, disposables and service, which were partially off-set by lower sales of the discontinued dialyzer reprocessor line and lower repair part sales. Sales of our new 90XL Meter continued to progress well during fiscal 2008. In addition, we continue to maintain strong relationships with our major customers in this market.

During fiscal 2008, sales of Datatrace data logger products increased 13% compared to the prior year. For the year, DataTrace products continue to see improving trends in both new product shipments and service sales in both the domestic and international markets. Introduction of the new Micropack RF products, with their real-time reporting capabilities, is expected to further add to Datatrace product line sales in the new fiscal year.

Fiscal 2008 sales of Raven biological indicator products increased 29 percent compared to the prior year period. The Raven biological indicator products were acquired on May 4, 2006. For this reason, sales of the company’s Raven biological indicator products benefited from an extra five weeks of sales for the full year when compared to the prior year period. Over the past year, Raven has been developing its telemarketing capabilities, which are specifically focusing on penetrating the hospital segment of the market. In addition, one new private label relationship was developed during the fiscal year with initial shipments starting during the fourth quarter of fiscal 2008. This new relationship should add further to sales growth for the Raven product line during fiscal 2009.

During fiscal 2008, sales of the Nusonics line of ultrasonic fluid measurement systems decreased by three percent. Sales of these products remain stable, but Nusonics products currently contribute less than four percent of the Company’s total sales and are not expected to grow in the future.

During fiscal 2007, sales of the Company’s medical products and services increased 20 percent for the fiscal year compared to the prior year period. Research and development efforts on our newest hand-held dialysate meter were completed during December 2005, and sales of our new 90XL Meter progressed well during the final quarter of fiscal 2006.

During fiscal 2007, sales of Datatrace data logger products increased 3 percent. In June, 2005, the company began a transition from independent manufacturer’s representatives to direct sales personnel for domestic sales of its Datatrace products. This change to our sales channels increased our selling costs but our sales levels have risen, compensating for these cost increases.

During fiscal 2007 sales of the RAVEN products increased approximately 16% from the level established prior to acquisition by the Company. Sales increases in the RAVEN line are attributable to growth in the domestic healthcare markets and international distributor sales.

During fiscal 2007, sales of the Nusonics line of ultrasonic fluid measurement systems decreased by 14 percent following three years of growth. Weakness in the NUSONICS line was the result of continuing competitive pressure, lack of new products, and a low level of sales and marketing investment. For the fiscal year 2007 Nusonics products contribute less than 5 percent of the Company’s total sales.

Cost of Sales

Cost of sales as a percent of net sales in fiscal 2008 decreased 2.5 percent from fiscal 2007 to 34.3 percent, and in fiscal 2007 increased 1.0 percent from fiscal 2006 to 36.8 percent from 35.8 percent. Most of our products enjoy gross margins in excess of 55 percent. Due to the fact that the dialysis products have sales concentrated with several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Also, due to the nature of the market for biological indicators, the RAVEN products produce gross margins somewhat lower than DATATRACE. Therefore, shifts in product mix toward higher sales of DATATRACE products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of medical or RAVEN products will normally produce the opposite effect on cost of goods sold expense and gross margins.

During fiscal 2008, our Company saw reductions in costs of sales year over year with the exception of the DATATRACE line which saw a small increase of one half of one percent as a percent of DATATRACE sales. Most of the decline in costs of sales percent in the current fiscal year was attributable to an improvement in the Medical line, where cost reduction programs, price increases and improvements in freight cost recovery all contributed to the gain.

Over fiscal year 2007, our Company saw an increase in sales levels which were chiefly due to the addition of the new RAVEN products and a strong increase in dialysis product sales. This increase in sales led to an increase in cost of sales as a percent of sales as the mix of products was weighted with slightly lower margined products. During fiscal year 2006, our Company saw a shift in its mix to higher margined Datatrace product sales, which led to a decrease in cost of sales expense as a percent of sales compared to fiscal 2005.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. Total administrative costs were $2,420,000 in fiscal 2008, $2,075,000 in fiscal 2007 and $1,092,000 in fiscal 2006, which represents a $345,000 increase from fiscal 2007 to fiscal 2008 and a $983,000 increase from fiscal 2006 to fiscal 2007. Fiscal 2008 general and administrative costs increased due to five additional weeks of RAVEN related costs compared to the prior year along with higher accounting and consulting costs, which mostly can be attributed to the Company’s efforts to comply with the demands of Section 404 of the Sarbanes-Oxley Act of 2002. The increase in general and administrative expenses during fiscal 2007 over fiscal 2006 was directly attributable to costs associated with the RAVEN acquisition including amortization of newly acquired intangible assets and administrative costs associated with the new operation. In addition, equity compensation costs were added to fiscal 2007 due to implementation of SFAS 123(R).

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions. Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales. For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising development and sales training programs. Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs. One other major influence on sales and marketing costs is the mix of domestic dialysis product sales to all other domestic sales. Domestic dialysis product sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the field salesman and independent representative sales channels utilized by our other products. Through fiscal 2007 and fiscal 2008 the Company continued to focus additional resources on its sales and marketing efforts. In June of fiscal 2006, the company began a transition from independent manufacturer’s representatives to direct sales personnel for domestic sales of its Datatrace products. This change to our sales channels increased our selling costs in those years, but our domestic sales levels have been rising to compensate for these cost increases. The past year’s continuing transition to direct selling was focused on overall sales management and telemarketing resources for both the DATATRACE and RAVEN lines.

In dollars, selling costs were $2,845,000 in fiscal 2008, $2,769,000 in fiscal 2007 and $1,877,000 in fiscal 2006. As a percent of sales, selling cost were 14.5 percent in fiscal 2008, 16.1 percent in fiscal 2007 and 16.2 percent in fiscal 2006. During fiscal 2008, sales and marketing costs as a percent of sales declined. In real dollars, the DATATRACE and RAVEN costs increased due to the further expansion of our selling staff during the year along with an additional five weeks of costs for RAVEN products when compared with the previous fiscal year. The increase in selling expense during fiscal 2007 over fiscal 2006 was due chiefly to addition of the RAVEN sales and marketing team along with the associated products and sales. In addition, costs associated with the dialysis and Datatrace products also increased due chiefly to higher compensation costs. For Datatrace products, we also incurred higher travel costs due to our change to direct sales personnel during fiscal 2007.

Research and Development

Company sponsored research and development cost was $532,000 in fiscal 2008, $392,000 in fiscal 2007 and $358,000 in fiscal 2006. We are currently executing a strategy of increasing the flow of internally developed products. Most of our work during fiscal 2008 and 2007 was focused on our new Micropack RF products which we are now introducing to the market as part of our Datatrace line.

Net Income

Net income increased to $4,610,000 or $1.41 per share on a diluted basis in fiscal 2008 from $3,958,000 or $1.22 per share on a diluted basis in fiscal 2007. For the fiscal year, Mesa experienced net income growth of 16.5 percent, which was ahead of the sales growth rate of 13.4 percent. Most of this acceleration of profitability for the fiscal year can be attributed to a gain in gross profits as a percent of net sales, but was partially off-set by an increase in the income tax rate as a percent of earnings before income tax from 31.6 percent in fiscal 2007 compared to 36.5 percent in fiscal 2008. The decline in the fiscal 2007 income tax rate was due to a one time adjustment of the income tax expense that occurred in the fourth quarter of that fiscal year and was attributable to favorable income tax treatment on assets acquired in the Raven acquisition during fiscal 2007. If adjusted to the total year fiscal 2008 tax rate, net income for fiscal 2007 would have been lower by approximately $280,000 to $3,678,000. Using this adjusted fiscal 2007 net income for comparison, fiscal 2008 net income of $4,610,000 would have increased 25 percent compared to the $3,678,000 of adjusted net income in fiscal 2007.

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

Liquidity and Capital Resources

On March 31, 2008, we had cash and cash equivalents of $5,770,000. In addition, we had other current assets totaling $8,641,000 and total current assets of $14,411,000. Current liabilities of our Company were $1,587,000 which resulted in a current ratio of 9:1. For comparison purposes at March 31, 2007, we had cash and short term investments of $3,346,000, other current assets of $7,496,000, total current assets of $10,842,000, current liabilities of $1,469,000 and a current ratio of 7:1.

Our Company has made capital acquisitions of $207,000 in fiscal 2008. In fiscal 2007, our Company made capital acquisitions of 1,780,000 of which $1,404,000 was attributable to the purchase of the RAVEN facility during fiscal 2007.

We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand. On February 27, 2007, the Company entered into an agreement to purchase 30,000 shares of Mesa Laboratories, Inc. common stock from one of its current Board of Directors members, Mr. Paul D. Duke. Under the terms of the agreement, Mesa Laboratories, Inc. would purchase 3,000 shares of Mesa Laboratories, Inc. common stock from Mr. Duke each month beginning in March 2007 through December 2007 at a per share price equal to the volume weighted average price (VWAP) of the common stock for the previous calendar month. While Mr. Duke’s commitment to sell was binding through the entire term of the buyback period, the company and its Board retained the right to rescind the agreement at anytime during the period depending upon the circumstances existing at the time.

During the first half of fiscal 2008 the Company paid regular quarterly dividends of $.08 per share of common stock and raised the quarterly dividend to $.10 per common share of stock during the second half of the fiscal year. For fiscal year 2008, dividends totaled $.36 per common share of stock. During the first half of fiscal 2007 the Company maintained the regular quarterly dividend of $.07 per share of common stock and raised the quarterly dividend to $.08 per common share of stock during the second half of the fiscal year. In addition, the Board of Directors declared a special one time dividend of $.10 per share of common stock which was paid on December 15, 2006. For fiscal year 2007, dividends totaled $.40 per common share of stock.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds, short-term treasuries and municipal bonds. All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss. In some cases, additional guarantees of the investment principal are provided in the form of bank letters of credit.

On May 4, 2006, Mesa acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska. Raven is a leading designer and manufacturer of biological indicators and provider of sterilization validation services. Under the terms of the transaction, Mesa Labs acquired all of the outstanding shares of Raven for approximately $6,331,000 which was comprised of $3,081,000 cash and 223,243 shares (valued at $3,250,000) of common stock.

The Company does not currently maintain a line of credit or any other form of debt. Nor does the Company guarantee the debt of any other entity. The Company has maintained a long history of surplus cash flow from operations. This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and has been partially utilized to fund past special dividends. We are actively investigating opportunities to acquire new product lines or companies, for which we may utilize cash in the future.

Contractual Obligations

At March 31, 2008 we had routine contractual obligations for open purchase orders for purchases of supplies and inventory, which would be payable in less than one year. At March 31, 2008, our company had committed approximately $550,000 for the purchase of equipment to automate certain manufacturing processes in its RAVEN operation of which approximately $145,000 had been paid at fiscal year end.

Forward Looking Statements

All statements other than statements of historical fact included in this annual report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished. Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market, competition in the biological indicator market; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy. We do not intend to update these forward looking statements. You are advised to review the “Item 1A. Risk Factors” of this report for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. As of March 31, 2008 and 2007 the Company had recorded a reserve of $175,000 each year.

Valuation of Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. As of March 31, 2008, we evaluated our long-lived assets for potential impairment. Based on our evaluation, no impairment charge was recognized.

Stock Based Compensation

The Company implemented the provisions of SFAS 123(R) effective April 1, 2006 using the modified prospective method. Under this transition method, stock based compensation expense for the year ended March 31, 2007 includes compensation expense for all stock based compensation awards granted subsequent to April 1, 2006 and previously granted awards not vested as of April 1, 2006. The Company uses the Black-Scholes valuation model to value option grants. We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant for the estimated life of the option. The dividend yield is estimated based on the dividend payments made during the prior four quarters as a percent of average stock price for that period.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result. See our audited financial statements and notes thereto which begin at “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2008 and 2007, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
June 27, 2008
Denver, Colorado

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,770,000	$3,346,000
Accounts receivable -
Trade, net of allowance for doubtful accounts of $200,000 (2008) and $200,000 (2007)	3,875,000	3,817,000
Other	34,000	10,000
Inventories, net	4,020,000	3,297,000
Prepaid expenses and other	419,000	115,000
Deferred income taxes	293,000	257,000
TOTAL CURRENT ASSETS	14,411,000	10,842,000

PROPERTY, PLANT AND EQUIPMENT, net	3,488,000	3,521,000

OTHER ASSETS:
Goodwill	5,301,000	5,301,000
Other intangible assets, net	2,188,000	2,690,000
Deposits	145,000	—
	$25,533,000	$22,354,000

See notes to financial statements.

	March 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$173,000	$257,000
Accrued salaries and payroll taxes	1,189,000	998,000
Accrued warranty expense	30,000	30,000
Other accrued liabilities	99,000	65,000
Taxes payable	96,000	119,000
TOTAL CURRENT LIABILITIES	1,587,000	1,469,000

LONG TERM LIABILITIES:
Deferred income taxes	207,000	162,000

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 3,166,492 (2008) and 3,178,401 (2007)	4,665,000	4,646,000
Retained earnings	19,074,000	16,077,000

TOTAL STOCKHOLDERS’ EQUITY	23,739,000	20,723,000
	$25,533,000	$22,354,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

	Years Ended March 31,
	2008	2007
Sales	$19,558,000	$17,242,000
Cost of Sales	6,700,000	6,347,000
Gross profit	12,858,000	10,895,000

Operating expenses
Selling	2,845,000	2,769,000
General and administrative	2,420,000	2,075,000
Research and development	532,000	392,000
Total operating expenses	5,797,000	5,236,000

Operating income	7,061,000	5,659,000
Interest income	195,000	130,000
Earnings before income taxes	7,256,000	5,789,000

Income taxes	2,646,000	1,831,000

Net income	$4,610,000	$3,958,000

Net income per share (basic)	$1.46	$1.25

Net income per share (diluted)	$1.41	$1.22

Average common shares outstanding - basic	3,168,000	3,156,000

Average common shares outstanding - diluted	3,281,000	3,234,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Total
	Number of		Retained	Stockholders’
	Shares	Amount	Earnings	Equity

BALANCE, March 31, 2006	2,945,291	$1,313,000	$13,606,000	$14,919,000

Common stock issued for conversion of stock options net of 10,329 shares returned to Company as payment	35,881	131,000	—	131,000

Purchase and retirement of treasury stock	(26,014)	(48,000)	(432,000)	(480,000)

Dividends paid ($.40 per share)	—	—	(1,271,000)	(1,271,000)

Purchase of subsidiary company	223,243	3,250,000	—	3,250,000

Stock based compensation	—	—	216,000	216,000

Net income for the year	—	—	3,958,000	3,958,000
BALANCE, March 31, 2007	3,178,401	4,646,000	16,077,000	20,723,000

Common stock issued for conversion of stock options net of 9,676 shares returned to Company as payment	26,124	102,000	—	102,000

Purchase and retirement of treasury stock	(38,033)	(83,000)	(748,000)	(831,000)

Dividends paid ($.36 per share)	—	—	(1,140,000)	(1,140,000)

Stock based compensation	—	—	246,000	246,000

Tax Benefit on exercise of non qualified stock options	—	—	29,000	29,000

Net income for the year	—	—	4,610,000	4,610,000
BALANCE, March 31, 2008	3,166,492	$4,665,000	$19,074,000	$23,739,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$4,610,000	$3,958,000
Depreciation and amortization	742,000	669,000
Allowance for bad debt	—	105,000
Provision for inventory reserve	—	50,000
Deferred income taxes	9,000	(243,000)
Stock based compensation	246,000	216,000
Change in assets and liabilities
(Increase) decrease in accounts receivable	(82,000)	(703,000)
(Increase) decrease in inventories	(723,000)	(397,000)
(Increase) decrease in prepaid expenses	(304,000)	194,000
Increase (decrease) in accounts payable, trade	(84,000)	(33,000)
Increase (decrease) in accrued liabilities and taxes payable	202,000	216,000
Net cash provided by operating activities	4,616,000	4,032,000

Cash flows from investing activities:
Short-term investments redeemed	—	1,245,000
Purchase of Business	—	(2,997,000)
Capital expenditures	(207,000)	(1,780,000)
Deposit on manufacturing equipment	(145,000)	—
Net cash (used) provided by investing activities	(352,000)	(3,532,000)

Cash flow from financing activities:
Tax benefit of nonqualified stock options exercised	29,000	—
Dividends paid	(1,140,000)	(1,271,000)
Net proceeds from issuance of stock	102,000	131,000
Common stock repurchases	(831,000)	(480,000)
Net cash used by financing activities	(1,840,000)	(1,620,000)
Net increase (decrease) in cash and cash equivalents	2,424,000	(1,120,000)
Cash and cash equivalents at beginning of year	3,346,000	4,466,000
Cash and cash equivalents at end of year	$5,770,000	$3,346,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$2,789,000	$1,924,000

Supplemental disclosures of non-cash investing and financing activities:

During the fiscal year 2007 the Company acquired Raven Biological Laboratories (Note 2)

See notes to financial statements

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.             Summary of Significant Accounting Policies:

General - Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982, for the purpose of designing, manufacturing and marketing electronic instruments, supplies and disposable products.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of money market funds, short-term investments and accounts receivable.  The Company invests primarily all of its excess cash in money market funds administered by reputable financial institutions, debt instruments of the U.S. government and its agencies, adjustable rate and fixed dollar municipal debt.  The Company grants credit to its customers who are located throughout the United States and foreign countries.  To reduce credit risk, the Company periodically evaluates the money market fund administrators and performs credit analysis of customers and monitors their financial condition.  Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

During the fiscal year ended March 31, 2008, one customer represented approximately 13% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance. During the fiscal year ended March 31, 2007, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.

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

Inventories - Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost.  The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.  As of March 31, 2008 and 2007 the Company had recorded a reserve of $175,000, against slow moving inventory.

Property, Plant and Equipment - Property, plant and equipment is stated at acquisition cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of three to thirty-nine years.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

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

Valuation of Long-Lived Assets - The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of March 31, 2008, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

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

Research & Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred.  Research and development costs for the fiscal years ended March 31, 2008 and 2007 were $532,000 and $392,000 each year, respectively.

Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

Advertising Costs - Advertising costs are expensed as incurred.  Advertising costs for the years ended March 31, 2008 and 2007 were $212,000 and $225,000, respectively.

Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Stock Based Compensation - In December 2004 the FASB issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)).  SFAS 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, and its related implementation guidance. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 113,000 and 78,000 additional shares in 2008 and 2007, respectively.

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the twelve month periods ended March 31, 2008 and 2007:

	Twelve Months Ended
	March 31,
	2008	2007

Net income available for shareholders	$4,610,000	$3,958,000

Weighted avg. outstanding shares of common stock	3,168,000	3,156,000
Dilutive effect of stock options	113,000	78,000

Common stock and equivalents	3,281,000	3,234,000

Earnings per share:
Basic	$1.46	$1.25
Diluted	$1.41	$1.22

For the twelve months ended March 31, 2008 and 2007, 2,000 outstanding stock options each year were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Fair Value of Financial Instruments - The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximated fair value as of March 31, 2008 because of the relatively short maturity of these instruments.

Recently Issued Accounting Pronouncements - In September 2006, the FASB issued SFAS 157, Fair Value Measurement (SFAS 157). The standard provides guidance for using fair value to measure assets and liabilities. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. The statement is effective for the Company beginning April 1, 2009; however, early adoption is permitted. The adoption of SFAS 157 has not had a material impact on the Company’s financial statements.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”). SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. Previously, accounting rules required different measurement attributes for different assets and liabilities that created artificial volatility in earnings. SFAS No. 159 helps to mitigate this type of accounting-induced volatility by enabling companies to report related assets and liabilities at fair value, which would likely reduce the need for companies to comply with detailed rules for hedge accounting. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, though early adoption is permitted. The adoption of SFAS No. 159 did not have an impact on the Company’s financial statements.

In March 2007, the FASB ratified Emerging Issues Task Force No. 06-11, (“EITF Issue No. 06-11”), “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after September 15, 2007. The Company does not expect EITF 06-11 will have a material impact on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for noncontrolling interests in subsidiaries. This statement requires the reporting of all noncontrolling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the noncontrolling interests and the separate disclosure of net income (loss) attributable to the parent and to the noncontrolling interests. In addition, this statement provides accounting and reporting guidance related to changes in noncontrolling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company currently has no noncontrolling interests, thus the adoption of FAS 160 is expected to have no impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (FAS 141R), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our year beginning April 1, 2009. We are currently evaluating the potential impact, if any, of the adoption of FAS 141R on our consolidated financial statements.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

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

The results of Raven’s operations have been included in the consolidated financial statements commencing from the acquisition date.  The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2006 is as follows:

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

	Year Ended	Year Ended
	March 31,	March 31,
	2008	2007
	(Audited)	(Unaudited)

Total net sales	$19,558,000	$17,593,000
Income from operations	$7,061,000	$5,659,000
Net income	$4,610,000	$4,038,000
Net income per common share (Basic)	$1.46	$1.28
Net income per common share (Diluted)	$1.41	$1.25

3.             Inventories:

Inventories consist of the following:

	March 31
	2008	2007
Raw materials	$2,896,000	$2,602,000
Work-in-process	490,000	461,000
Finished goods	809,000	409,000
Less reserve	(175,000)	(175,000)
	$4,020,000	$3,297,000

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 2008 and 2007.

4.             Property, Plant and Equipment:

Property, plant and equipment consist of the following:

	March 31,
	2008	2007
Land	$273,000	$273,000
Building	2,577,000	2,548,000
Automobile	—	11,000
Manufacturing equipment	2,490,000	2,332,000
Computer equipment	427,000	399,000
Furniture and fixtures	78,000	75,000
	5,845,000	5,638,000
Less accumulated depreciation	(2,357,000)	(2,117,000)
	$3,488,000	$3,521,000

Depreciation expense for the years ended March 31, 2008 and 2007 were $240,000 and $209,000, respectively.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

5.             Goodwill and Other Intangible Assets:

As of March 31, 2008, goodwill amounted to $5,301,000, which includes the addition in fiscal 2007 of $1,093,000 for the acquisition of Raven Biological Laboratories, Inc., all of which is deductible for tax purposes.  Prior to the Raven acquisition, goodwill amounted to $4,208,000, which resulted from the acquisitions of Nusonics, Datatrace and Automata. The Company completed its annual impairment tests during the fourth quarters of fiscal 2008 and 2007 and determined there was no impairment.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2008
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Patents	$37,000	$4,000	$33,000	16 years
Non-compete Agreements	382,000	244,000	138,000	3 years
Trade Names	123,000	—	123,000	Indefinite
Customer Relationships	2,608,000	714,000	1,894,000	7 years
	$3,150,000	$962,000	$2,188,000

Amortization expense was $502,000 in 2008 and $460,000 in 2007.

Estimated amortization expense for the fiscal years 2009 to 2013 is $502,000, $385,000, $375,000, $375,000, and $375,000 respectively.

6.             Income Taxes:

Effective April 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting of Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our Consolidated Balance Sheets and Consolidated Statements of Operations. The result of the reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our consolidated financial statements. Our federal tax returns for all years after 2003 and our state tax returns after 2002 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in other income (expense) and corporate, general and administration expenses, respectively.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The components of the provision for income taxes for the years ended March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
Current tax provision
Federal	$2,248,000	$1,752,000
State	407,000	322,000
	2,655,000	2,074,000
Deferred tax provision:
Federal	(8,000)	(205,000)
State	(1,000)	(38,000)
	(9,000)	(243,000)
	$2,646,000	$1,831,000

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases.  The components of net deferred tax assets and liabilities as of March 31, 2008 and 2007 are as follows:

	March 31,
	2008	2007
Deferred tax assets:
Accrued vacation	$120,000	$99,000
Bad debt expense	74,000	74,000
Inventory reserve	65,000	65,000
Warranty reserve	11,000	11,000
Other	23,000	8,000
	293,000	257,000
Deferred tax liability:
Depreciation and amortization	(207,000)	(162,000)
Net deferred (liability)/asset	$86,000	$95,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

A reconciliation of the Company’s income tax provision for the years ended March 31, 2008 and 2007, and the amounts computed by applying statutory rates to income before income taxes is as follows:

	March 31,
	2008	2007
Income taxes at statutory rates	$2,467,000	$1,674,000
State income taxes, net of federal benefit	213,000	170,000
Foreign sales corporation emption	—	(26,000)
Tax benefit on stock option exercises	70,000	63,000
Sec. 199 manufacturing deduction	(145,000)	(56,000)
Other	41,000	6,000
	$2,646,000	$1,831,000

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

8.             Employee Benefit Plan:

The Company adopted a 401(k) plan effective January 1, 2000.  Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment with the Company.  The Company matches 50% of the employee’s contribution up to 6% of the employees salary.  A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at the end of the participant’s fourth year of service.  For the Raven employees, eligibility begins at age 21 and one year of employment with the Company.  The Company matches 100% of the employee’s contribution up to 3% of the employees salary, and 50% of contributions above 3% up to 5% of salary.  A participant vests in the Company’s contributions immediately.  The Company contributed $129,000 to the plans for fiscal 2008 and $118,000 for fiscal 2007.

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

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The following is a summary of options granted under the plans:

	FY 2008		FY 2007
	WEIGHTED AVG EXERCISE		WEIGHTED AVG EXERCISE
	SHARES	PRICE	SHARES	PRICE
Options outstanding at beginning of year	259,390	$12.32	249,470	$10.47
Options granted	118,920	$19.23	75,620	$14.83
Options cancelled	(18,055)	$16.30	(19,490)	$7.02
Options exercised	(35,800)	$9.71	(46,210)	$10.94
Options outstanding atend of year	324,455	$14.92	259,390	$12.32

Options exercisable atend of year	87,730	$10.93	63,370	$9.86

Shares available forfuture option grant	370,335		471,200

The following is a summary of information about stock options outstanding as of March 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise	Weighted Average Outstanding	Remaining Contractual	Weighted -Average	Number Exercisable	Weighted Average Exercise
Prices	03/31/08	Life in Years	Exercise Price	03/31/08	Price
$5.91 - $12.56	105,335	3.5	$10.26	66,475	$9.64
$14.50 - $17.15	104,360	5.2	$14.93	20,755	$14.83
$18.98 - $22.30	114,760	6.5	$19.19	500	$19.75
$5.91 - $22.30	324,455	5.1	$14.92	87,730	$10.93

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

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	March 31, 2008	March 31, 2007
Total cost of stock based compensation	$246,000	$216,000
Amount capitalized in inventory and property And equipment	—	—
Amounts charged against income before income tax	246,000	216,000
Amount of income tax benefit recognized in Earnings	90,000	79,000
Amount charged against net income	$156,000	$137,000
Impact on net income per common share:
Basic	$.05	$.04
Diluted	$.05	$.04

Stock-based compensation expense was reflected as general and administrative expense in the statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during fiscal 2008 and 2007 using the Black-Scholes model:

	2008	2007
Stock options:
Volatility	33-36%	23-39%
Risk-free interest rate	4.0-5.1%	4.6-5.2%
Expected option life (years)	5-10	5-10
Dividend yield	2.1-2.9%	2.4-3.7%

A summary of the option activity for fiscal 2008 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2007	259,390	$12.32	4.9
Options granted	118,920	19.23	6.2
Options forfeited	(18,055)	16.30	—
Options expired	—	—	—
Options exercised	(35,800)	9.71	—
Outstanding at March 31, 2008	324,455	$14.92	5.1	$2,275,000

Exercisable at March 31, 2008	87,730	$10.93	3.8	$965,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

The weighted average exercise price fair value based on the Black-Scholes model for options granted in fiscal 2008 was $19.23 and $14.83 in fiscal 2007. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $523,000 and $620,000 during fiscal 2008 and 2007, respectively.

A summary of the status of our unvested option shares as of March 31, 2008 is as follows:

	Number of Shares	Weighted Avg.Grant Date Fair Value
Unvested at March 31, 2007	196,020	$13.11
Options granted	118,920	$19.23
Options forfeited	(18,055)	$16.30
Options vested	(60,160)	$10.93
Unvested at March 31, 2008	236,725	$16.40

As of March 31, 2008, there was $882,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.2 years. The total fair value of options shares vested was $246,000 and $216,000 for fiscal 2008 and 2007, respectively.

11.          Segment Data:

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

Revenues related to operations in the U.S. and foreign countries for the years ended March 31, 2008 and 2007 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended March 31, 2008 and 2007 are as follows:

	Years Ended March 31
	2008	2007
Net revenues from unaffiliated customers:
United States	$14,431,000	$12,742,000
Foreign (no country exceeds 10% of total)	$5,127,000	$4,500,000

Long-lived assets at end of year:
United States	$11,122,000	$11,512,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

12.          Quarterly Results (unaudited):

Quarterly financial information for fiscal 2008 and 2007 is summarized as follows:

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2008	Qtr.	Qtr	Qtr	Qtr
Net revenue	$4,286	$4,868	$4,614	$5,790
Gross profit	$2,901	$3,285	$3,087	$3,584
Net income	$1,015	$1,279	$1,121	$1,195
Earnings per share – basic	$.32	$.40	$.35	$.39
Earnings per share – diluted	$.31	$.39	$.34	$.37

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2007	Qtr.	Qtr	Qtr	Qtr
Net revenue	$3,674	$4,186	$4,095	$5,286
Gross profit	$2,387	$2,680	$2,462	$3,366
Net income	$790	$912	$818	$1,438
Earnings per share – basic	$.26	$.29	$.26	$.45
Earnings per share – diluted	$.25	$.28	$.25	$.44

13.          Related Party Transactions:

On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,404,000.

On February 27, 2007, the Company entered into an agreement to purchase 30,000 shares of Mesa Laboratories, Inc. common stock from one of its current Board of Directors members, Mr. Paul D. Duke.  Under the terms of the agreement, Mesa Laboratories, Inc. would purchase 3,000 shares of Mesa Laboratories, Inc. common stock from Mr. Duke each month beginning in March 2007 through December 2007 at a per share price equal to the volume weighted average price (VWAP) of the common stock for the previous calendar month. While Mr. Duke’s commitment to sell was binding through the entire term of the buyback period, the company and its Board retained the right to rescind the agreement at anytime during the period depending upon the circumstances existing at the time.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this annual report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period to provide reasonable assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that material information relating to our company is made known to management, including our Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared.

Management’s Report on Internal Control over Financial Reporting

Mesa Laboratories, Inc. management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

Inherent Limitations of Disclosure Controls and Procedures and Internal Control over Financial Reporting

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In designing and operating a control system, one must consider the potential benefits of controls relative to their costs and the reality of limited resources available to allocate to control activities, particularly in smaller companies. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any control will meet its objectives under all potential future conditions. Because of such inherent limitations in any control system, there can be no absolute assurance that control issues, misstatements, and/or fraud will be prevented or detected.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders.

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance – Code of Ethics and Business Conduct” and “Corporate Governance – Audit Committee” that appear in the Company’s definitive Proxy Statement for its Annual Meeting. Information concerning executive officers Luke R. Schmieder, John J. Sullivan, Glenn E. Adriance and Steven W. Peterson are included in the sections referred to above.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation” that appears in the Company’s definitive Proxy Statement for its Annual Meeting.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 31, 2006 the Company purchased the facility that houses its new Raven operation in Omaha in a related party transaction with the family of its new Board of Directors member, Mr. Robert V. Dwyer, for $1,404,000.  This transaction was paid from the Company’s existing cash balance.

On February 27, 2007, the Company entered into an agreement to purchase 30,000 shares of Mesa Laboratories, Inc. common stock from one of its current Board of Directors members, Mr. Paul D. Duke.  Under the terms of the agreement, Mesa Laboratories, Inc. would purchase 3,000 shares of Mesa Laboratories, Inc. common stock from Mr. Duke each month beginning in March 2007 through December 2007 at a per share price equal to the volume weighted average price (VWAP) of the common stock for the previous calendar month. While Mr. Duke’s commitment to sell was binding through the entire term of the buyback period, the company and its Board retained the right to rescind the agreement at anytime during the period depending upon the circumstances existing at the time.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K

(a)          1. Consolidated Financial Statements of Mesa Laboratories Inc and its subsidiaries are included herein:

(b) Exhibits

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

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911 and 333-138619) of their report dated June 27, 2008, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2008.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K. On February 11, 2008, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date:	June 30, 2008	By:	/s/Luke R. Schmieder
Luke R. Schmieder, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luke R. Schmieder	Chief Executive Officer, Treasurer and	June 30, 2008
Luke R. Schmieder	Chairman of the Board of Directors

/s/John J. Sullivan, Ph.D.	President and Chief Operating Officer	June 30 2008
John J. Sullivan, Ph.D.

/s/Steven W. Peterson	Vice President, Finance, Chief Financial	June 30, 2008
Steven W. Peterson	and Chief Accounting Officer and Secretary

/s/Glenn E. Adriance	Vice President of Sales and Marketing	June 30 2008
Glenn E. Adriance

/s/Paul D. Duke	Director	June 30, 2008
Paul D. Duke

/s/H. Stuart Campbell	Director	June 30, 2008
H. Stuart Campbell

/s/Michael T. Brooks	Director	June 30, 2008
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 30, 2008
Robert V. Dwyer

EXHIBITS INDEX

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911 and 333-138619) of their report dated June 27, 2008, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2008.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.