Form 10-Q
period 2008-09-30
MESA LABORATORIES INC /CO
filed 2008-11-14
CIK 724004

Form 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large	Accelerated	Non-accelerated	Smaller
accelerated	filer ☐	filer ☐	reporting
filer ☐		(Do not check if a	company ☒
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,180,072  shares of the Issuer’s common stock, no par value, outstanding as of September 30, 2008.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	SEPT. 30, 2008	MARCH 31, 2008
ASSETS

CURRENT ASSETS
Cash and Cash Equivalents	$6,728,000	$5,770,000
Accounts Receivable, Net	4,313,000	3,909,000
Inventories, Net	4,575,000	4,020,000
Prepaid Expenses and Other	475,000	712,000

TOTAL CURRENT ASSETS	16,091,000	14,411,000

PROPERTY, PLANT & EQUIPMENT, NET	3,477,000	3,488,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	7,577,000	7,634,000

TOTAL ASSETS	$27,145,000	$25,533,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$311,000	$173,000
Accrued Salaries & Payroll Taxes	819,000	1,189,000
Other Accrued Expenses	76,000	129,000
Taxes Payable	95,000	96,000

TOTAL CURRENT LIABILITIES	1,301,000	1,587,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	207,000	207,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,180,072 shares (9/30/08) and 3,166,492 shares (3/31/08)	4,747,000	4,665,000
Retained Earnings	20,890,000	19,074,000

TOTAL STOCKHOLDERS’ EQUITY	25,637,000	23,739,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$27,145,000	$25,533,000

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	Sept. 30, 2008	Sept. 30, 2007

Sales	$5,679,000	$4,868,000

Cost of Goods Sold	2,033,000	1,583,000
Selling, General & Administrative	1,392,000	1,257,000
Research and Development	160,000	106,000
Other (Income) and Expenses	(34,000)	(49,000)
	3,551,000	2,897,000

Earnings Before Income Taxes	2,128,000	1,971,000

Income Taxes	775,000	692,000

Net Income	$1,353,000	$1,279,000

Net Income Per Share (Basic)	$.43	$.40

Net Income Per Share (Diluted)	$.42	$.39

Average Common Shares Outstanding (Basic)	3,179,000	3,169,000

Average Common Shares Outstanding (Diluted)	3,258,000	3,288,000

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	Sept. 30, 2008	Sept. 30, 2007

Sales	$10,734,000	$9,154,000

Cost of Goods Sold	3,883,000	2,968,000
Selling, General & Administrative	2,887,000	2,550,000
Research and Development	333,000	200,000
Other (Income) and Expenses	(63,000)	(96,000)
	7,040,000	5,622,000

Earnings Before Income Taxes	3,694,000	3,532,000

Income Taxes	1,324,000	1,238,000

Net Income	$2,370,000	$2,294,000

Net Income Per Share (Basic)	$.75	$.72

Net Income Per Share (Diluted)	$.73	$.70

Average Common Shares Outstanding (Basic)	3,175,000	3,170,000

Average Common Shares Outstanding (Diluted)	3,259,000	3,289,000

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	Sept. 30, 2008	Sept. 30, 2007
Cash Flows From Operating Activities:
Net Income	$2,370,000	$2,294,000
Depreciation and Amortization	381,000	386,000
Stock Based Compensation	142,000	120,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	(404,000)	726,000
(Increase) Decrease in Inventories	(555,000)	(646,000)
(Increase) Decrease in Prepaid Expenses	237,000	51,000
Increase (Decrease) in Accounts Payable	137,000	(130,000)
Increase (Decrease) in Accrued Liabilities	(423,000)	(374,000)
Net Cash (Used) Provided by Operating Activities
	1,885,000	2,427,000

Cash Flows From Investing Activities:
Deposits	(194,000)	—
Capital Expenditures, Net of Retirements	(119,000)	(98,000)
Net Cash (Used) Provided by Investing Activities	(313,000)	(98,000)

Cash Flows From Financing Activities:
Dividends Paid	(635,000)	(507,000)
Treasury Stock Purchases	(67,000)	(535,000)
Proceeds From Stock Options Exercised	88,000	89,000
Net Cash (Used) Provided by Financing Activities	(614,000)	(953,000)

Net Increase (Decrease) In Cash and Cash Equivalents	958,000	1,376,000
Cash and Cash Equivalents at Beginning of Period	5,770,000	3,346,000

Cash and Cash Equivalents at End of Period	$6,728,000	$4,722,000

Supplemental disclosure of non-cash activity:

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10K, at March 31, 2008.

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

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	Sept. 30, 2008	Sept. 30, 2007	Sept. 30, 2008	Sept. 30, 2007
Total cost of stock-based compensation	$70,000	$62,000	$142,000	$120,000
Amount capitalized in inventory and property and equipment	—	—	—	—
Amounts charged against income, before income taxes	70,000	62,000	142,000	120,000
Amount of income tax benefit recognized in earnings	25,000	22,000	51,000	42,000
Amount charged against net income	$45,000	$40,000	$91,000	$78,000

Impact on net income per common share:
Basic	$0.01	$.01	$.03	$.02
Diluted	$0.01	$.01	$.03	$.02

Stock-based compensation expense was reflected as selling, general and administrative expense in the statement of operations for the second quarter and first six months of fiscal 2009 and 2008.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the second quarter of fiscal 2009 and 2008 using the Black-Scholes model:

	Six Months Ended Sept. 30,
	2008	2007
Stock options:
Volatility	33.1%	36.1%
Risk-free interest rate	2.7-3.6%	4.6-5.1%
Expected option life (years)	5-10	5-10
Dividend yield	1.7%	2.1%

A summary of the option activity for the first six months of fiscal 2009 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	324,455	$14.92	5.1
Options granted	77,500	21.95	4.6
Options forfeited	(15,535)	17.94	—
Options expired	—	—	—
Options exercised	(21,950)	9.38	—
Outstanding at Sept. 30, 2008	364,470	$16.62	4.8	$1,688,000

Exercisable at Sept. 30, 2008	126,985	$12.92	3.8	$1,057,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first six months of fiscal 2009 was $21.95 and $19.04 in the first six months of fiscal 2008. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $291,000 and $287,000 during the first six months of fiscal 2009 and 2008, respectively.

A summary of the status of our unvested option shares as of September 30, 2008 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2008	236,725	$16.40
Options granted	77,500	$21.95
Options forfeited	(15,535)	$17.94
Options vested	(61,200)	$14.45
Unvested at Sept. 30, 2008	237,490	$18.59

As of September 30, 2008, there was $992,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.3 years.

NOTE C.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three month and six month periods ended September 30, 2008 and 2007:

	Three Months Ended Sept. 30		Six Months Ended Sept. 30
	2008	2007	2008	2007
Net income available for shareholders	$1,353,000	$1,279,000	$2,370,000	$2,294,000
Weighted avg. outstanding shares of common stock	3,179,000	3,169,000	3,175,000	3,170,000
Dilutive effect of stock options	79,000	119,000	84,000	119,000
Common stock and equivalents	3,258,000	3,288,000	3,259,000	3,289,000
Earning per share:
Basic	$0.43	$0.40	$0.75	$0.72
Diluted	$0.42	$0.39	$0.73	$0.70

For the three and six months ended September 30, 2008 and 2007, 75,920 and no shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Key Financial Indicators

For The Six Months Ended September 30,

	2008	2007	2006	2005

Cash and Investments	$6,728,000	$4,722,000	$2,888,000	$6,115,000

Trade Receivables	$4,518,000	$3,319,000	$2,962,000	$2,182,000
Days Sales Outstanding	69	59	59	63

Inventory, Net	$4,575,000	$3,943,000	$3,276,000	$2,262,000
Inventory Turns	1.8	1.6	1.7	1.8

Working Capital	$14,790,000	$11,121,000	$8,316,000	$9,812,000
Current Ratio	12:1	13:1	10:1	12:1

Average Return On:
Stockholder Investments (1)	19.2%	21.4%	19.8%	17.6%
Assets	18.0%	20.1%	18.3%	16.3%
Invested Capital (2)	25.4%	26.1%	25.7%	29.9%

Net Sales	$10,734,000	$9,154,000	$7,860,000	$5,401,000
Gross Profit	$6,851,000	$6,186,000	$5,067,000	$3,500,000
Gross Margin	64%	68%	64%	65%
Operating Income	$3,631,000	$3,436,000	$2,594,000	$1,960,000
Operating Margin	34%	38%	33%	36%
Net Profit	$2,370,000	$2,294,000	$1,702,000	$1,341,000
Net Profit Margin	22%	25%	22%	25%
Earnings Per Diluted
Share	$.73	$.70	$.53	$.43

Capital
Expenditures(Net)	$119,000	$98,000	$1,615,000	$62,000

Head Count	112.0	108.0	95.0	51.5

Sales Per Employee
(Annualized)	$192,000	$170,000	$165,000	$210,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important need.  Most of the indicators above for the period ended September 30, 2008 are showing variation from the trends of the past years.  Our sales and balance sheet trends are improving due to the Raven acquisition two years ago and improving sales levels.  Our return trends are showing some decline due to the growth, and lower profitability as a percent of sales. Factors currently impacting profitability include higher sales of certain lower profit accessory products for our DataTrace product line in new international markets, higher research and development spending and lower interest income on the Company’s invested surplus cash.

Results of Operations

Net Sales

Net sales for the second quarter of fiscal 2009 increased 17 percent from fiscal 2008.  In real dollars, net sales of $5,679,000 in fiscal 2009 increased $811,000 from $4,868,000 in 2008.

Net sales for the first six months of fiscal 2009 increased 17 percent from fiscal 2008.  In real dollars, net sales of $10,734,000 in fiscal 2008 increased $1,580,000 from $9,154,000 in 2008.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the newer Raven products are disposables and thus do not contribute to the Company’s parts and service revenue.  During the first six months of fiscal years 2009 and 2008 our Company had parts and service revenue of $1,857,000 and $1,702,000.  As a percentage of total revenue, parts and service revenues were 17% in 2009 and 19% in 2008. Overall, Service and parts revenues grew nine percent for the first six months compared to the prior year period.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Over the past several fiscal years, both general economic conditions and capital spending patterns have been healthy.  Although overall economic conditions have softened this year we have seen little impact in our sales performance so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals.  For the first six months of fiscal 2009 and 2008, product sales for our company were $8,877,000 and $7,452,000. Overall, new product revenues grew 19 percent for the first six months compared to the prior year period.

Over the fiscal second quarter, our medical revenues increased 18 percent compared to the prior period, while over the first six month period we experienced an increase of 16 percent compared to the same period one year ago. This increase was due to higher sales of dialysis meters, calibration solutions and dialysis meter service.  Sales of our other dialysis products remained consistent with last year’s levels, and continue to enjoy wide spread acceptance with the major dialysis providers in the U.S

During the fiscal second quarter, sales of the Datatrace brand of products increased 13 percent from the prior year, and for the first six months increased 22 percent compared to prior year.  The increase in DataTrace sales during the quarter is the result of higher shipments of our new Micropack RF products and accessories.  While domestic sales continue to enjoy the benefit from our change to a direct sales model several years ago, we are starting to see an improving trend in our international markets as we continue to exploit Raven distributors for the Datatrace line in territories that were previously under served.

Raven sales for the second quarter increased 17 percent compared to the second quarter of the prior year, and for the first six months increased 14 percent compared to the same period last year.  The Raven biological indicator products saw sales gains in its Prospore, Protest and Chemical Indicator products during the second quarter. For the first six months we have seen significant increases in these products along with the Company’s core biological indicator strip business.

Cost of Sales

Cost of sales as a percent of net sales during the second fiscal quarter increased 3.3 percent from fiscal 2008 to 35.8 percent. For the six month period, cost of sales increased 3.8 percent from the prior fiscal year to 36.2 percent returning to more historical levels.  Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products.  Over the past year we have made significant strides in lowering the cost to manufacture our medical products and currently both Medical and Datatrace products enjoy margins in the higher 60 percent to lower 70 percent range. Typically the Raven products will see margins approximately in the 50 percent range.  Therefore, shifts in product mix toward higher sales of Medical and Datatrace logging products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Raven products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced a 17 percent increase in sales compared with the prior year, and for the first six months increased 17 percent compared to prior year. Margins increased in the second fiscal quarter due to the reductions in thermal barrier sales for high temperature Datatrace applications which are normally passed through to customers with substantially no margin.  Other factors that impacted margins included higher sales of lower margin OEM products and distributed product in comparison to the prior year. Specifically, sales of Raven chemical indicators have increased over 80 percent for both the most recent quarter and six months periods compared to prior year, but gross margins for these products can run in the 15-30 percent range.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs.  In the past year, we have been forced to add costs in this area to deal with the regulatory requirements of the Sarbanes – Oxley Act.  Our initial phase of consulting to comply with the Act completed during the first quarter of this fiscal year.  Additionally, we have added a new Controller to our staff to allow us to meet these and other regulatory requirements.  Beyond these cost increases for regulatory requirements, we have had to shift compensation costs previously allocated to sales and marketing to administration due to the on-going development of that staff as we grow.  Thus, total administrative costs were $635,000 in the current quarter compared to $507,000 for the same quarter last year, and for the first six months period administrative costs were $1,373,000 compared to $1,077,000 for the comparable period last year.

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

In dollars, selling costs were $757,000 in the second fiscal quarter and $750,000 in the same prior year quarter, and for the first six months of the fiscal year selling costs were $1,514,000 compared to $1,473,000 in the same period last year.  As a percent of sales, selling cost was 13.3% in the current quarter compared to 15.4% in the prior year quarter, and 14.1% in the current six month period compared to 16.1% for the same period last year. On a quarterly basis sales and marketing expense was almost unchanged from the prior year, while for the first six months of fiscal 2009 we experienced a small increase in expense due chiefly to higher costs for the Datatrace sales and marketing effort.

Research and Development

Company sponsored research and development cost was $160,000 during the second fiscal quarter and $106,000 during the previous year period. For the first six months of fiscal 2009, research and development spending increased to $333,000 from $200,000 in the same period one year ago. We are currently implementing a strategy of increasing the flow of internally developed products.  Late in the first quarter of the current fiscal year we introduced our new Datatrace Micropack RF product.  Unlike previous versions of the Micropack line, this product allows real time radio transmission of data in addition to logging of data as the instrument moves through a process.

Net Income

Net income increased six percent to $1,353,000 or $.42 per share on a diluted basis during the quarter from $1,279,000 or $.39 per share on a diluted basis in the previous year period. For the first six months of the fiscal year, net income has increased three percent to $2,370,000 or $.73 per diluted share compared to $2,294,000 or $.70 per diluted share in the same period last year. As previously discussed margins decreased during the quarter.  Other factors impacting net income during the quarter included the increases in general and administrative costs and research and development costs which we also discussed earlier in this report.  A final factor impacting net income this quarter is lower interest income on the Company’s surplus cash due to a softening of interest rates over the past three quarters.

Liquidity and Capital Resources

On September 30, 2008, we had cash and short term investments of $6,728,000.  In addition, we had other current assets totaling $9,363,000 and total current assets of $16,091,000.  Current liabilities of our Company were $1,301,000 which resulted in a current ratio of 12:1.

Our Company has made capital acquisitions during the first six months of the fiscal year of $119,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 13, 2008, a quarterly dividend of $.10 per common share was paid to shareholders of record on May 27, 2008, and  on September 15, 2008, a quarterly dividend of $.10 per common share was paid to shareholders of record on August 28, 2008.

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

Contractual Obligations

At September 30, 2008 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  In addition, our company had committed approximately $575,000 for the purchase of equipment to automate certain manufacturing processes in its RAVEN operation of which approximately $339,000 had been paid at fiscal quarter end. The Company is currently performing quality validation of this capital equipment purchase, which will automate the packaging process of one of our key products. The benefit to cost of goods sold will begin in the latter part of the third quarter and full benefit is expected in the fourth quarter of fiscal year 2009.

Forward Looking Statements

All statements other than statements of historical fact included in this annual report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; changes in capital spending trends; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; competition in the biological indicator market; the discontinuance of the practice of dialyzer reuse; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and change in business strategy.  We do not intend to update these forward looking statements.  You are advised to review the “Additional Cautionary Statements” provided in our Company’s most recent Form 10-K filing with the SEC for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2008 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended March 31, 2008 under the heading “Part I – Item 1A. Risk Factors.”  There has been no material change in those risk factors.

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the second quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 1-31, 2008	557	$23.17	108,761	191,239
Aug. 1-31, 2008	1,550	$21.01	110,311	189,689
Sept. 1-30, 2008	704	$22.09	111,015	188,985
Total 2nd Quarter	2,811	$21.71

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

b)    Reports on Form 8-K:

On August 13, 2008, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended June 30, 2008.

MESA LABORATORIES, INC.

SEPTEMBER 30, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	November 14, 2008	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer,
Treasurer and Chairman of the Board
of Directors

DATED:	November 14, 2008	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and
Secretary