Form 10-Q
period 2008-12-31
MESA LABORATORIES INC /CO
filed 2009-02-13
CIK 724004

Form 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

There were 3,183,607  shares of the Issuer’s common stock, no par value, outstanding as of December 31, 2008.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(UNAUDITED)

	DEC. 31, 2008	MARCH 31, 2008
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$7,962,000	$5,770,000
Accounts Receivable, Net	4,348,000	3,909,000
Inventories, Net	4,498,000	4,020,000
Prepaid Expenses and Other	510,000	712,000

TOTAL CURRENT ASSETS	17,318,000	14,411,000

PROPERTY, PLANT & EQUIPMENT, NET	3,791,000	3,488,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	7,112,000	7,634,000

TOTAL ASSETS	$28,221,000	$25,533,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$185,000	$173,000
Accrued Salaries & Payroll Taxes	914,000	1,189,000
Other Accrued Expenses	155,000	129,000
Taxes Payable	120,000	96,000

TOTAL CURRENT LIABILITIES	1,374,000	1,587,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	207,000	207,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,183,607 shares (12/31/08) and 3,166,492 shares (3/31/08)	4,819,000	4,665,000
Retained Earnings	21,821,000	19,074,000

TOTAL STOCKHOLDERS’ EQUITY	26,640,000	23,739,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,221,000	$25,533,000

ITEM 1.     FINANCIAL STATEMENTS  (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	Dec. 31, 2008	Dec. 31, 2007

Sales	$5,337,000	$4,614,000

Cost of Goods Sold	1,903,000	1,527,000
Selling, General & Administrative	1,399,000	1,263,000
Research and Development	151,000	136,000
Other (Income) and Expenses	(16,000)	(54,000)
	3,437,000	2,872,000

Earnings Before Income Taxes	1,900,000	1,742,000

Income Taxes	684,000	621,000

Net Income	$1,216,000	$1,121,000

Net Income Per Share (Basic)	$.38	$.35

Net Income Per Share (Diluted)	$.38	$.34

Average Common Shares Outstanding (Basic)	3,182,000	3,165,000

Average Common Shares Outstanding (Diluted)	3,229,000	3,292,000

ITEM 1.     FINANCIAL STATEMENTS  (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	Dec. 31, 2008	Dec. 31, 2007

Sales	$16,071,000	$13,768,000

Cost of Goods Sold	5,786,000	4,494,000
Selling, General & Administrative	4,286,000	3,813,000
Research and Development	484,000	337,000
Other (Income) and Expenses	(79,000)	(150,000)
	10,477,000	8,494,000

Earnings Before Income Taxes	5,594,000	5,274,000

Income Taxes	2,008,000	1,859,000

Net Income	$3,586,000	$3,415,000

Net Income Per Share (Basic)	$1.13	$1.08

Net Income Per Share (Diluted)	$1.11	$1.04

Average Common Shares Outstanding (Basic)	3,177,000	3,168,000

Average Common Shares Outstanding (Diluted)	3,240,000	3,285,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	Dec. 31, 2008	Dec. 31, 2007
Cash Flows From Operating Activities:
Net Income	$3,586,000	$3,415,000
Depreciation and Amortization	581,000	581,000
Stock Based Compensation	210,000	186,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	(439,000)	892,000
(Increase) Decrease in Inventories	(478,000)	(1,013,000)
(Increase) Decrease in Prepaid Expenses	202,000	(37,000)
Increase (Decrease) in Accounts Payable	12,000	(59,000)
Increase (Decrease) in Accrued Liabilities	(225,000)	(320,000)
Net Cash (Used) Provided by Operating Activities
	3,449,000	3,645,000

Cash Flows From Investing Activities:
Deposits	145,000	—
Capital Expenditures, Net of Retirements	(506,000)	(304,000)
Net Cash (Used) Provided by Investing Activities	(361,000)	(304,000)

Cash Flows From Financing Activities:
Dividends Paid	(954,000)	(824,000)
Treasury Stock Purchases	(106,000)	(779,000)
Proceeds From Stock Options Exercised	164,000	102,000
Net Cash (Used) Provided by Financing Activities	(896,000)	(1,501,000)

Net Increase (Decrease) In Cash and Cash Equivalents	2,192,000	1,840,000
Cash and Cash Equivalents at Beginning of Period	5,770,000	3,346,000

Cash and Cash Equivalents at End of Period	$7,962,000	$5,186,000

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

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended Dec. 31, 2008	Three Months Ended Dec. 31, 2007	Nine Months Ended Dec. 31, 2008	Nine Months Ended Dec. 31, 2007
Total cost of stock-based compensation	$68,000	$66,000	$210,000	$186,000
Amount capitalized in inventory and property and equipment	—	—	—	—
Amounts charged against income, before income taxes	68,000	66,000	210,000	186,000
Amount of income tax benefit recognized in earnings	24,000	23,000	75,000	65,000
Amount charged against net income	$44,000	$43,000	$135,000	$121,000

Impact on net income per common share:
Basic	$0.01	$0.01	$.04	$.04
Diluted	$0.01	$0.01	$.04	$.04

Stock-based compensation expense was reflected as selling, general and administrative expense in the statement of operations for the three month and nine month periods ended December 31, 2008 and 2007.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the three month and nine month periods ended December 31, 2008 and 2007 using the Black-Scholes model:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2008	2007	2008	2007
Stock options:
Volatility	33%	33%	33%	33-36%
Risk-free interest rate	2.6%	4.0-4.6%	2.6-3.6%	4.0-5.1%
Expected option life (years)	5	5-10	5-10	5-10
Dividend yield	1.9%	2.9%	1.7-1.9%	2.1-2.9%

A summary of the option activity for the first nine months of fiscal 2009 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	324,455	$14.92	5.1
Options granted	81,100	21.82	4.7
Options forfeited	(16,580)	18.00	—
Options expired	—	—	—
Options exercised	(28,750)	10.07	—
Outstanding at Dec. 31, 2008	360,225	$16.71	4.7	$284,000

Exercisable at Dec. 31, 2008	129,205	$13.14	3.7	$564,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first nine months of fiscal 2009 was $21.82 and $19.23 in the first nine months of fiscal 2008. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $214,000 and $475,000 during the first nine months of fiscal 2009 and 2008, respectively.

A summary of the status of our unvested option shares as of December 31, 2008 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2008	236,725	$16.40
Options granted	81,100	$21.82
Options forfeited	(16,580)	$18.00
Options vested	(70,225)	$14.61
Unvested at Dec. 31, 2008	231,020	$18.71

As of December 31, 2008, there was $916,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.1 years.

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

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three month and nine month periods ended December 31, 2008 and 2007:

	Three Months Ended Dec.31		Nine Months Ended Dec.31
	2008	2007	2008	2007
Net income available for shareholders	$1,216,000	$1,121,000	$3,586,000	$3,415,000
Weighted avg. outstanding shares of common stock	3,182,000	3,165,000	3,177,000	3,168,000

Dilutive effect of stock options	47,000	127,000	63,000	117,000

Common stock and equivalents	3,229,000	3,292,000	3,240,000	3,285,000

Earning per share:

Basic	$0.38	$0.35	$1.13	$1.08

Diluted	$0.38	$0.34	$1.11	$1.04

For the three and nine months ended December 31, 2008 and 2007, 184,000 and no shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE D.                                   RELATED PARTY TRANSACTIONS

On December 31, 2008 the Company purchased 2,000 shares of Mesa Laboratories, Inc. common stock in a related party transaction from its Chief Financial Officer, Mr. Steven Peterson, for $34,840.  This transaction was paid from the Company’s existing cash balance, and the price paid of $17.42 per common share was based on the weighted average of closing prices for the previous five trading days and compared favorably to the closing price on December 31, 2008 of $17.50 per common share.

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

Key Financial Indicators

For The Nine Months Ended December 31,

	2008	2007	2006	2005

Cash and Investments	$7,962,000	$5,186,000	$2,677,000	$5,526,000

Trade Receivables	$4,525,000	$3,137,000	$3,143,000	$1,958,000
Days Sales Outstanding	77	60	70	60

Inventory, Net	$4,498,000	$4,310,000	$3,434,000	$2,355,000
Inventory Turns	1.8	1.6	1.7	1.8

Working Capital	$15,944,000	$11,750,000	$8,380,000	$9,376,000
Current Ratio	13:1	12:1	9:1	14:1

Average Annualized Return On:
Stockholder Investments (1)	19.0%	20.9%	19.4%	17.6%
Assets	17.8%	19.6%	17.9%	16.4%
Invested Capital (2)	25.8%	25.8%	25.0%	29.2%

Net Sales	$16,071,000	$13,768,000	$11,956,000	$8,143,000
Gross Profit	$10,285,000	$9,274,000	$7,529,000	$5,195,000
Gross Margin	64%	67%	63%	64%
Operating Income	$5,515,000	$5,124,000	$3,854,000	$2,882,000
Operating Margin	34%	37%	32%	35%
Net Profit	$3,586,000	$3,415,000	$2,520,000	$1,978,000
Net Profit Margin	22%	25%	21%	24%
Earnings Per Diluted
Share	$1.11	$1.04	$.78	$.64

Capital
Expenditures(Net)	$506,000	$304,000	$1,720,000	$86,000

Head Count	110.0	108.0	95.0	50.5

Sales Per Employee (Annualized)	$195,000	$170,000	$168,000	$215,000

(1) Average annualized return on stockholder investment is calculated by dividing total annualized net income by the average of end of period and beginning of year total stockholder’s equity.

(2) Average annualized return on invested capital (invested capital = total assets - current liabilities - cash and short-term investments) is calculated by dividing total annualized net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important need.  Most of the indicators above for the period ended December 31, 2008 are showing variation from the trends of the past years.  Our sales and balance sheet trends are improving due to the Raven acquisition two years ago and improving sales levels.  Our return trends are showing some decline due to the growth, and lower profitability as a percent of sales. Factors currently impacting profitability include higher sales of certain lower profit accessory products for our DataTrace product line in new international markets, higher research and development spending and lower interest income on the Company’s invested surplus cash.

Results of Operations

Net Sales

Net sales for the third quarter of fiscal 2009 increased 16 percent from fiscal 2008.  In real dollars, net sales of $5,337,000 in fiscal 2009 increased $723,000 from $4,614,000 in 2008.

Net sales for the first nine months of fiscal 2009 increased 17 percent from fiscal 2008.  In real dollars, net sales of $16,071,000 in fiscal 2009 increased $2,303,000 from $13,768,000 in 2008.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the newer Raven products are disposables and thus do not contribute to the Company’s parts and service revenue.  During the first nine months of fiscal years 2009 and 2008 our Company had parts and service revenue of $2,712,000 and $2,534,000, respectively.  As a percentage of total revenue, parts and service revenues were 17% in 2009 and 18% in 2008. Overall, Service and parts revenues grew seven percent for the first nine months compared to the prior year period.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Over the past several fiscal years, both general economic conditions and capital spending patterns have been healthy.  Overall economic conditions have softened this year and capital spending trends could also soften in the near future, but through the first three quarters of the fiscal year, we have seen little impact in our sales performance.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals.  For the first nine months of fiscal 2009 and 2008, product sales for our company were $13,359,000 and $11,234,000. Overall, new product revenues grew 19% for the first nine months compared to the prior year period.

Over the fiscal third quarter, our medical revenues increased 23 percent compared to the comparable period in fiscal 2008, while over the first nine month period we experienced an increase of 18 percent compared to the same period one year ago. For both the quarter and the nine month period, strong increases in shipments of the meter products, standard solutions and parts and service contributed to the total increase over prior year.

During the fiscal third quarter, sales of the Datatrace brand of products decreased less than one percent from the prior year, and for the first nine months increased 14 percent compared to the prior year. During the three month period, sales of the new Micropack RF products were offset by a decrease in rental and associated service revenues along with a small decrease in total Micropack III sales.  The increase for the nine month period is attributable chiefly to higher Micropack RF and Micropack III revenues compared to the prior year.

Raven product sales for the third quarter increased 25 percent compared to the third quarter of the prior year, and for the first nine months increased 17 percent compared to the same period last year.  The increase in Raven sales for both the quarter and nine month periods was due to increases in sales of the biological indicator and chemical indicator products.

Cost of Sales

Cost of sales as a percent of net sales during the third fiscal quarter increased 2.6 percent from fiscal 2008 to 35.7 percent. For the nine month period, cost of sales increased 3.4 percent from the prior fiscal nine month period to 36.0 percent returning to more historical levels.  Due to the fact that the dialysis products have sales concentrations to several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products.  Over the past year we have made significant strides in lowering the cost to manufacture our medical products and currently both Medical and Datatrace products enjoy margins above 60 percent. Typically the Raven products will see margins approximately in the 50 percent range.  Therefore, shifts in product mix toward higher sales of Medical and Datatrace logging products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Raven products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Overall, for the current fiscal quarter, our Company experienced a 16 percent increase in sales compared with the prior year, and for the first nine months the increase was 17 percent compared to the prior year. Margins decreased in the third quarter due to flat DataTrace sales and a 25 percent increase in Raven sales.  Margins also increased in the third fiscal quarter due to the reductions in thermal barrier sales for high temperature Datatrace applications which are normally passed through to customers with substantially no margin.  Other factors that impacted margins included higher sales of lower margin OEM products and distributed product in comparison to the prior year. Specifically, sales of Raven chemical indicators have increased over 23 percent for the most recent quarter and increased over 60 percent for the nine month period compared to prior year, but gross margins for these products run lower than 50 percent.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs.  In the past year, we have been forced to add costs in this area to deal with the regulatory requirements of the Sarbanes - Oxley Act.  Our initial phase of consulting to comply with the Act was completed during the first quarter of this fiscal year.  Additionally, we have added a new Controller to our staff to allow us to meet these and other regulatory requirements.  Beyond these cost increases for regulatory requirements, we have had to shift compensation costs previously allocated to sales and marketing to administration due to the on-going development of that staff as we grow.  Thus, total administrative costs were $614,000 in the current quarter compared to $575,000 for the same quarter last year, and for the first nine months period administrative costs were $1,987,000 compared to $1,652,000 for the comparable period last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs as a percent of sales.  One other major influence on sales and marketing costs is the mix of domestic medical sales to all other domestic sales.  Domestic medical sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the direct and distributor sales channels utilized by our other products.

In dollars, selling costs were $785,000 in the third fiscal quarter and $688,000 in the same prior year quarter, and for the first nine months of the fiscal year selling costs were $2,299,000 compared to $2,161,000 in the same period last year.  As a percent of sales, selling cost was 14.7% in the current quarter compared to 14.9% in the prior year quarter, and 14.3% in the current nine month period compared to 15.7% for the same period last year. On a quarterly basis, sales and marketing expense was increased from the prior year, but was in line with the revenue increase, while for the first nine months of fiscal 2009 we also experienced an increase in expense due chiefly to higher costs for the Datatrace sales and marketing effort, but again in line with the corresponding increase in revenue.

Research and Development

Company sponsored research and development cost was $151,000 during the third fiscal quarter and $136,000 during the previous year period. For the first nine months of fiscal 2009, research and development spending increased to $484,000 from $337,000 in the same period one year ago. We are currently implementing a strategy of increasing the flow of internally developed products.  Late in the first quarter of the current fiscal year we introduced our new Datatrace Micropack RF product.  Unlike previous versions of the Micropack line, this product allows real time radio transmission of data in addition to logging of data as the instrument moves through a process.

Net Income

Net income increased eight percent to $1,216,000 or $.38 per share on a diluted basis during the quarter ended December 31, 2008 from $1,121,000 or $.34 per share on a diluted basis in the same period one year ago. For the first nine months of the fiscal year, net income has increased five percent to $3,586,000 or $1.11 per diluted share compared to $3,415,000 or $1.04 per diluted share in the same period last year. As previously discussed margins decreased during the quarter.  Other factors impacting net income during the quarter included the increases in general and administrative costs and research and development costs which we also discussed earlier in this report.  A final factor impacting net income this quarter is lower interest income on the Company’s surplus cash due to a softening of interest rates over the past three quarters.

Liquidity and Capital Resources

On December 31, 2008, we had cash and short term investments of $7,962,000.  In addition, we had other current assets totaling $9,356,000 and total current assets of $17,318,000.  Current liabilities of our Company were $1,374,000 which resulted in a current ratio of 13:1.

Our Company has made capital acquisitions during the first nine months of the fiscal year of $506,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 13, 2008, a quarterly dividend of $.10 per common share was paid to shareholders of record on May 27, 2008, on September 15, 2008, a quarterly dividend of $.10 per common share was paid to shareholders of record on August 28, 2008, and on December 15, 2008, a quarterly dividend of $.10 per common share was paid to shareholders of record on November 26, 2008.

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

Contractual Obligations

At December 31, 2008 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  In addition, our company had committed approximately $575,000 for the purchase of equipment to automate certain manufacturing processes in its RAVEN operation of which approximately $339,000 had been paid at fiscal quarter end. The Company is currently performing quality validation of this capital equipment purchase, which will automate the packaging process of one of our key products. The initial benefit to cost of goods sold began in the latter part of the third quarter, and full benefit is expected later in the fourth quarter of fiscal year 2009.

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

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2008 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
Oct. 1-31, 2008	200	$18.55	111,215	188,785
Nov. 1-30, 2008	—	$—	111,215	188,785
Dec, 1-31, 2008	2,000	$17.42	113,215	186,785
Total 3rd Quarter	2,200	$17.52

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

ITEM 4.  Submission of matters to a vote of securities holders

The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on September 25, 2008.  Of the 3,178,930 Shares entitled to vote, 2,789,709 were represented either in person or by proxy.  Five Directors were elected to serve until the next Annual Meeting of Shareholders.

The five directors elected were:

	FOR	WITHHELD
Michael T. Brooks	2,699,611	90,098
H. Stuart Campbell	2,699,611	90,098
Paul D. Duke	2,696,921	92,788
Robert V. Dwyer	2,786,564	3,145
Luke R. Schmieder	2,786,564	3,145

ITEM 6. Exhibits and reports on Form 8-K

a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K:

On November 12, 2008, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended September 30, 2008.

MESA LABORATORIES, INC.

DECEMBER 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	February 13, 2009	BY:	/s/ Luke R. Schmieder
Luke R. Schmieder
Chief Executive Officer,
Treasurer and Chairman of the Board of Directors

DATED:	February 13, 2009	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and Secretary