Form 10-K
period 2009-03-31
MESA LABORATORIES INC /CO
filed 2009-06-29
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark  one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES  ☐ NO ☒

The aggregate market value, as of May, 31 2009, of the common stock (based on the average of the bid and asked prices of the shares on NASDAQ) of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $38,229,840.

The number of outstanding shares of the common stock as of May 31, 2009 was 3,186,966.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Shareholders

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

ITEM 1.  DESCRIPTION OF BUSINESS

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

DATATRACE® Data Loggers

The DATATRACE products are self-contained, wireless, high precision, data loggers that are used in critical manufacturing, quality control, and transportation applications.  They are used to measure temperature, humidity and pressure inside a process or inside a product during manufacturing.  In addition, the DATATRACE products can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications.  The product line consists of individual data loggers, PC interface software and various accessories.  A customer typically purchases a large number of data loggers along with a single PC interface and the software package. Specifically, the customer can purchase either the wireless Micropack III (MPIII) data loggers or the Micropack Radio Frequency (MPRF) transmitting data loggers. Both DataTrace models work with the Data Trace Radio Frequency (DTRF) software package.

In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then in the case of the MPIII model retrieves the data loggers and reads the data into a PC after placing them in the interface or with the MPRF models is continuously collecting the data via radio frequency transmissions.  After this, the user can prepare tabular and graphical reports using the DTRF software.

The MPIII line is much smaller, has improved hardware compared to previous DataTrace loggers, has embedded software, includes a rapid optical interface, and operates over a wide temperature range. The MPRF models include all the features and performance improvements of the MPIII version and adds the capability to transmit data to a PC in real time through the proprietary DTLinc RF network.  The ability to view process or validation data instantly saves valuable time, and it can prevent costly processing mistakes. The DataTrace RF system allows the user to see results immediately and make appropriate decisions as necessary.

While there are a variety of different types of wireless data loggers available on the market, there are only a few that are rated as “intrinsically safe” and can operate at elevated temperatures, like the DATATRACE products.  These are important differentiating factors for the DATATRACE products in the marketplace, and consequently, they are used by companies to control their most critical processes.  Due to their higher accuracy and precision, along with the importance of the processes they are used to control, an important component of the DATATRACE product line is the calibration service that is provided by Mesa.  Typically, each DATATRACE data logger is calibrated by Mesa’s calibration laboratory prior to shipment and then annually, for a re-certification fee, to verify its accuracy.  For instance, the MPRF temperature data loggers have an operating range of  —80 oC to +400 oC and can be calibrated to an accuracy of +/- 0.1oC over a portion of this range.  This allows the DATATRACE loggers to be used to conduct quality control on critical processes, such as sterilization, one of the most important applications.

RAVEN Biological Indicators

In May 2006, the Company acquired Raven Biological Laboratories, Inc. of Omaha, Nebraska.  The RAVEN product line consists of Biological Indicators (BI) and Chemical Indicators (CI) used to assess the effectiveness of sterilization processes, including steam, gas (such as ethylene oxide), and radiation.  BI’s consist of resistant spores of certain microorganisms which are applied on a convenient substrate.  The spores are well characterized in terms of numbers and resistance to sterilization.  In use, the BI is exposed to a sterilization process and then tested to determine the presence of surviving organisms.  RAVEN’s line of BI’s includes both spore strips, which require post-processing transfer to a growth media, self-contained products which have the growth media already pre-packaged in crushable ampoules, industrial use BI’s, and culture media.  CI’s are similar to BI’s, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions.  BI’s and CI’s are often used together to monitor processes.  RAVEN products are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization.  Key markets for RAVEN include healthcare such as dental offices and hospitals, and industrial such as medical device and pharmaceutical manufacturing.

In addition to Biological and Chemical Indicators, the Company offers Contract and Testing Services to industrial companies for the development of sterilization processes.  These testing services include organism identification, population verification, sterilization process development and custom BI production.

The RAVEN Biological Indicators are distinguished in the marketplace by their high level of quality, consistency and flexibility.  A variety of different formats allows the RAVEN BI to be used in many different types of processes and products.  For instance, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained BI such as the ProTest, may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process.  In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization.  During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.  The RAVEN products are registered medical devices manufactured under ISO 13485 controlled processes.  They are developed and used according to the guidelines developed under the auspices of the Association for the Advancement of Medical Instrumentation (AAMI), which are adopted as the worldwide standard under the International Standards Organization (ISO).

Recently the Company has expanded its product line adding two (2) specialized biological indicator products. One of these products, ProTest BI Test Pack, is a significant addition to RAVEN’s offering for the domestic healthcare (hospital) market. It allows the user to immediately release certain types of sterilized materials saving the user time and money. A second product added in early 2007, ProAMP with Negative Controls, provides industrial (pharmaceutical and medical device) users with a unique and previously unseen option for sterilization monitoring and the effects of steam sterilization on the interpretation of a self-contained biological indicator. Having printed Negative Controls, the user can not only monitor their sterilization processes but also see the effects their process has on BIs themselves.

MEDICAL HEMODIALYSIS PRODUCTS

Patients with kidney failure (known as end stage renal disease, or ESRD) require the removal of toxic waste products and excess water through artificial means.  This process is generally performed three times per week and is most often accomplished through the use of hemodialysis.

Hemodialysis requires the treatment to be conducted on a dialysis machine through the use of a disposable cartridge known as a dialyzer.  Blood is brought extra corporally to the dialysis machine for control and monitoring and passes through the dialyzer where waste products and excess water are removed.  This treatment generally lasts three to four hours.  While these hemodialysis procedures can be conducted in home, the bulk of the treatments are conducted in over 4,500 clinics and hospital centers in the U.S.  Currently, there are over 300,000 patients in the U.S. undergoing dialysis therapy.

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

The Company manufactures two styles of Dialysate Meters; those designed for use by dialysis machine manufacturers and Biomedical Technicians and those used primarily by dialysis nurses or patient care technicians.  The meters for technicians include the Models NEO-2 and the newer 90XL.  These meters are characterized by exceptional accuracy, stability, and flexibility and are used by the industry as the primary standard for the calibration of dialysis machines. The newest 90XL meter has four independent measurement channels, allowing the user to easily perform testing and calibration of multiple dialysis machines in a clinic or on the manufacturing floor.

The 90XL meter has been well received by the marketplace and already holds a dominant position in comparison to unit sales of the NEO-2. Mesa anticipates that the marketplace will want to gradually phase out of the NEO-2 meters and further adopt the 90XL.

The dialysis meters designed for use by dialysis nurses are known primarily for their ease of use and include the pHoenix, Hydra, and NEO-STAT+ models.  Incorporating a patented, built-in syringe sampling system, these meters are used as the final quality control check on the dialysate just prior to starting a treatment.  Their design allows the nurse to quickly and easily draw a small sample of the dialysate into the meter for measurement, and management believes that they have become the most popular meter in the point-of care testing in dialysis clinics. The pHoenix meter is the newest meter Mesa has introduced to the marketplace and is the leading seller by far of the three (3) hand held meter choices.

In addition to the dialysate meters, the Company markets a line of calibration standard solutions for use in dialysis clinics for calibration and testing.  These standard solutions are regularly consumed by the dialysis clinics and this, along with calibration services, represents a recurring revenue stream for the Medical product line.

NUSONICS PRODUCTS

The Company’s sonic fluid measurement product line consists of two major components: Sonic Flow Meters and Concentration Monitors.  While the total market for flow meters is very large, the NUSONICS® Sonic Flow Meters best serve applications where cleanliness and resistance to corrosives are required.  Specific applications where the NUSONICS® products are particularly well suited include water treatment, chemical processing and heating ventilation and air conditioning (HVAC) applications.  The Concentration Monitor component of the product line consists of Pipeline Interface Detectors and Concentration Analyzers.  The Pipeline Interface Detector serves a smaller market niche while the Concentration Analyzers serve a wider variety of industry application, such as chemical, food, pharmaceutical and polymerization processes.

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

Marketing and Distribution

The Company’s domestic sales of its MEDICAL and DATATRACE products are generated by its direct sales and marketing staff, while outside the U.S., a number of distributors are utilized.  The Company’s RAVEN products are distributed both directly, through a sales and marketing staff to end users and through a series of distributors both domestically and outside the U.S.  International sales for all products are conducted through over 100 distributors.  During the fiscal year ended March 31, 2009, approximately 72% of sales have been domestic and 28% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

Sales promotions include attendance by Mesa representatives at trade shows, direct mail campaigns, internet advertising and other digital forms of advertising.

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

During the fiscal year ended March 31, 2009, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.  During the fiscal year ended March 31, 2008, one customer represented approximately 13% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.

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

Employees

On March 31, 2009, the Company had a total of 111 employees, of which 108 were full-time employees. Currently, 24 persons are employed for marketing and sales, six for research and development, 70 for manufacturing and quality assurance and 11 for administration.

Additional Information

For the fiscal years ended March 31, 2009 and 2008, Mesa spent $636,000 and $532,000, respectively, on Company-sponsored research and development activities.

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

Item  1A.  RISK FACTORS

We face intense competition.

The markets for some of our current and potential products are intensely competitive.  We face competition from companies that possess both larger sales forces and more capital resources.  In addition, there are growing numbers of competitors for certain of our products.

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

*              timing of expenditures;

*              variation in capital spending trends of our customers;

*              timing of the expensing of employee stock options;

*              delays in educating and training our distributors and representatives sales forces;

*              manufacturing or supply delays;

*              product returns;

*              receipt of necessary regulatory approval;

*              costs associated with implementing and maintaining compliance with the Sarbanes-Oxley Act;

*              costs associated with expansion of the Company’s direct sales capabilities; and

*              changes in key components by our vendors.

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

*                                         price competition for key products; and

*                                         increased competition.

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

Item  1B.  Unresolved Staff Comments

None

ITEM 2.  PROPERTIES

Mesa owns its 39,616 square foot facility at 12100 W. 6th Avenue, Lakewood, Colorado 80228.  All Datatrace, Medical and Nusonics manufacturing, warehouse, marketing, research and general corporate administrative functions are based at this location.  The facility is approximately 80% utilized and the Company currently utilizes only one shift.  The Company also owns an approximately 28,000 square foot facility at 8607 Park Drive, Omaha, Nebraska 68127.  All RAVEN product manufacturing, warehouse, marketing, research and administrative functions are based at this location.  The facility is currently 95% utilized and the Company currently utilizes only one shift.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  Mesa’s common stock is traded on the Nasdaq Global Market under the symbol “MLAB”.  For the last two fiscal years, the high and low sales prices of the Company’s common stock as reported to the Company by Nasdaq were as follows:

Quarter Ended	High	Low	Dividend
June 30, 2007	$27.00	$18.15	$.08
September 30, 2007	$26.25	$19.19	$.08
December 31, 2007	$27.00	$17.90	$.10
March 31, 2008	$26.75	$20.00	$.10

June 30, 2008	$24.40	$19.95	$.10
September 30, 2008	$24.65	$20.43	$.10
December 31, 2008	$22.55	$16.26	$.10
March 31, 2009	$20.25	$14.55	$.10

The Nasdaq Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b)                               As of March 31, 2009, there were approximately 1200 record and beneficial holders of Mesa’s common stock.

(c)                                During the fiscal year ended March 31, 2009, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(d)                               We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

			Total Share Purchased	Remaining Shares
	Shares	Avg. price	as Part of Publicly	to Purchase
	Purchased	Paid	Announced Plan	Under Plan
January 1- 31, 2009	165	$17.44	114,135	185,865
February 1- 28,2009	291	$17.55	114,426	185,574
March 1 – 31, 2009	1,206	$15.12	115,632	184,368
Total Fourth Quarter	1,662	$15.77

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the Company’s common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

Equity Compensation Plan Information as of March 31, 2009

Plan Category	No. of securities to be Issued upon exercise of Outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining for future issuance under plan

Equity compensation plans approved by security holders	358,725	$16.68	306,715

Equity compensation plans not approved by security holders	—	—	—

Total	358,725	$16.68	306,715

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

(Dollars in thousands, except EPS)	2009	2008	2007	2006	2005
Operational Data
Net Sales	$21,536	$19,558	$17,242	$11,583	$10,041
Gross Profit	$13,817	$12,858	$10,895	$7,437	$6,320
Gross Margin	64%	66%	63%	64%	63%
Operating Income	$7,608	$7,061	$5,659	$4,110	$3,475
Operating Margin	35%	36%	33%	35%	35%
Net Profit	$4,790	$4,610	$3,958	$2,805	$2,312
Net Profit Margin	22%	24%	23%	24%	23%
Earnings Per Diluted Share	$1.48	$1.41	$1.22	$.92	$.74
Financial Position Data
Cash and Investments	$9,111	$5,770	$3,346	$5,711	$6,882
Trade Receivables (net)	$4,307	$3,875	$3,817	$2,425	$1,972
Inventory (net)	$4,499	$4,020	$3,297	$2,374	$1,941
Current Assets	$18,593	$14,411	$10,842	$10,955	$11,123
Working Capital	$17,109	$12,824	$9,373	$9,753	$10,141
Current Ratio	13:1	9:1	7:1	9:1	11:1
Total Assets	$29,614	$25,533	$22,354	$16,450	$16,596
Current Liabilities	$1,484	$1,587	$1,469	$1,202	$982
Total Liabilities	$2,012	$1,794	$1,631	$1,531	$1,217
Total Stockholders’ Equity	$27,602	$23,739	$20,723	$14,919	$15,379
Average Return Data
Stockholder Investment (1)	19%	21%	22%	19%	15%
Assets	17%	19%	20%	17%	14%
Invested Capital (2)	26%	26%	29%	31%	26%

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

ITEM 7  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Key Financial Indicators

	2009	2008	2007	2006
Cash and Investments	$9,111,000	$5,770,000	$3,346,000	$5,711,000

Trade Receivables	$4,587,000	$4,075,000	$4,017,000	$2,520,000
Days Sales Outstanding	74	60	63	61

Inventory (Net)	$4,499,000	$4,020,000	$3,297,000	$2,374,000
Inventory Turns	1.8	1.8	1.9	1.9

Working Capital	$17,109,000	$12,824,000	$9,373,000	$9,753,000
Current Ratio	13:1	9:1	7:1	9:1
Average Return On:
Stockholder Investment (1)	18.7%	20.7%	22.2%	18.5%
Assets	17.4%	19.3%	20.4%	17.0%
Invested Capital (2)	25.8%	25.8%	29.2%	30.7%

Net Sales	$21,536,000	$19,558,000	$17,242,000	$11,583,000
Gross Profit	$13,817,000	$12,858,000	$10,895,000	$7,437,000
Gross Margin	64%	66%	63%	64%
Operating Income	$7,608,000	$7,061,000	$5,659,000	$4,110,000
Operating Margin	35%	36%	33%	35%
Net Profit	$4,790,000	$4,610,000	$3,958,000	$2,805,000
Net Profit Margin	22%	24%	23%	24%
Earnings Per Diluted Share	$1.48	$1.41	$1.22	$.92

Capital Expenditures (Net)	$676,000	$207,000	$1,780,000	$115,000

Head Count	111	113	100	51.5
Sales Per Employee	$194,000	$173,000	$172,000	$225,000

(1)        Average return on stockholder investment is calculated by dividing total net income by the average of end of year and beginning of year total stockholder’s equity.

(2)        Average return on invested capital (invested capital = total assets — current liabilities — cash and short-term investments) is calculated by dividing total net income by the average of end of year and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  Most of the indicators above are improving in the most recent fiscal year. Exceptions to the improving trends are days sales outstanding, the average return calculations, and net profit margin.  Longer times to payment for our foreign customers have increased the total days sales outstanding average for the total Company in fiscal 2009. A small decrease in net profit margin combined with increasing balance sheet levels during fiscal 2009  caused the average return calculations to decrease slightly in the current fiscal year. Our company saw a small decrease in net profit margin in fiscal 2009 due to a small decrease in gross profit margins and decreased interest income on invested cash due to lower interest rates.

Results of Operations

Net Sales

Net sales for fiscal 2009 increased 10 percent from fiscal 2008, and net sales for fiscal 2008 increased 13 percent from fiscal 2007.  In dollars, net sales of $21,536,000 in fiscal 2009 increased $1,978,000 from $19,558,000 in 2008, and net sales of $19,558,000 in fiscal 2008 increased $2,316,000 from $17,242,000 in 2007.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  During fiscal years 2009, 2008 and 2007 our Company had parts and service revenue of $3,642,000, $3,499,000 and $3,333,000.  As a percentage of total revenue, parts and service revenues were 17% in 2009, 18% in 2008 and 19% in 2007.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Until the current fiscal year, general economic conditions had been improving, and more specifically, capital spending had been improving, but these trends have reversed during fiscal 2009.  New products released to the market over the past five fiscal years include the Datatrace Micropack III temperature loggers during the middle of fiscal 2003, the Datatrace Micropack III humidity and pressure loggers at the end of fiscal 2004, the 90XL Dialysate Meter for kidney dialysis was introduced late in fiscal 2006, and the Datatrace RF System was introduced in early fiscal 2009.  For fiscal years 2009, 2008 and 2007 product sales for our company were $17,894,000, $16,059,000 and $13,909,000.

During fiscal 2009, sales of the Company’s medical products and services increased 16% for the fiscal year compared to the prior year period.  For the year, Medical saw increased sales of meter products, disposables and service, which were partially off-set by lower sales of the discontinued dialyzer reprocessor.  Sales of our new 90XL Meter continued to progress well during fiscal 2009.  In addition, we continue to maintain strong relationships with our major customers in this market.

During fiscal 2009, sales of Datatrace data logger products preformed at the same level as the prior year.  For the year, DataTrace products did not experience an increase in sales due to existing economic trends which influenced some industrial customers to delay their capital equipment purchases. Sales for the twelve month period saw small declines though the various categories of Micropack III products which were off-set by sales of the new Micropack RF products.  We are optimistic and look forward to improving trends in both new product shipments and service sales in both the domestic and international markets for the later part of fiscal 2010.  Introduction of the new Micropack RF products, with their real-time reporting capabilities, is expected to further add to Datatrace product line sales in the new fiscal year.

Fiscal 2009 sales of Raven biological indicator products increased 15 percent compared to the prior year period.  In fiscal 2009, Raven experienced an increase in biological indicator and chemical indicator sales.  Sales during fiscal 2009 benefited from increased production capabilities and automation, which is allowing our company to better penetrate the market with additional product size configurations and increased production of key products.

During fiscal 2009, sales of the Nusonics line of ultrasonic fluid measurement systems increased by three percent. Sales of these products remain stable, but Nusonics products currently contribute less than four percent of the Company’s total sales and are not expected to grow in the future.

During fiscal 2008, sales of the Company’s medical products and services increased five percent for the fiscal year compared to the prior year period.  For the year, Medical saw increased sales of meter products, disposables and service, which were partially off-set by lower sales of the discontinued dialyzer reprocessor line and lower repair part sales.  Sales of our new 90XL Meter continued to progress well during fiscal 2008.  In addition, we continued to maintain strong relationships with our major customers in this market.

During fiscal 2008, sales of Datatrace data logger products increased 13% compared to the prior year.  For the year, DataTrace products continued to see improving trends in both new product shipments and service sales in both the domestic and international markets.  Introduction of the new Micropack RF products, with their real-time reporting capabilities, was expected to further add to Datatrace product line sales in the fiscal 2009.

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

Cost of Sales

Cost of sales as a percent of net sales in fiscal 2009 increased 1.5 percent from fiscal 2008 to 35.8 percent, and in fiscal 2008 decreased 2.5 percent from fiscal 2007 to 34.3 percent from 36.8 percent.  Most of our products enjoy gross margins in excess of 50 percent.  Due to the fact that the dialysis products have sales concentrated with several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products.  Also, due to the nature of the market for biological indicators, the RAVEN products produce gross margins lower than DATATRACE and MEDICAL.  Therefore, shifts in product mix toward higher sales of DATATRACE and MEDICAL products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of RAVEN products will normally produce the opposite effect on cost of goods sold expense and gross margins.

During fiscal 2009, our Company saw increases in costs of sales due to flat DATATRACE sales as result of the economic down turn, and increases in RAVEN and MEDICAL products with a resulting increase in cost of sales. The Company continues to monitor and implement cost reduction programs, price increases and improvements in freight cost recovery.

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

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs.  Total administrative costs were $2,522,000 in fiscal 2009, $2,420,000 in fiscal 2008 and $2,075,000 in fiscal 2007, which represents a $102,000 increase from fiscal 2008 to fiscal 2009 and a $345,000 increase from fiscal 2007 to fiscal 2008. The increase in general and administrative costs for 2009 can be attributed to general increases in operating costs and the addition of the Controller position. Fiscal 2008 general and administrative costs increased due to five additional weeks of RAVEN related costs compared to the prior year along with higher accounting and consulting costs, which mostly can be attributed to the Company’s efforts to comply with the demands of Section 404 of the Sarbanes-Oxley Act of 2002.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising development and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence sales and marketing costs.  One other major influence on sales and marketing costs is the mix of domestic dialysis product sales to all other domestic sales.  Domestic dialysis product sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the field salesman and independent representative sales channels utilized by our other products.  Through fiscal 2009 and fiscal 2008 the Company continued to focus additional resources on its sales and marketing efforts.  In June of fiscal 2006, the company began a transition from independent manufacturer’s representatives to direct sales personnel for domestic sales of its Datatrace products.  This change to our sales channels increased our selling costs in recent years, but our domestic sales levels have been rising to compensate for these cost increases.  The past year’s continuing transition to direct selling was focused on overall sales management and telemarketing resources for both the DATATRACE and RAVEN lines.

In dollars, selling costs were $3,051,000 in fiscal 2009, $2,845,000 in fiscal 2008 and $2,769,000 in fiscal 2007.  As a percent of sales, selling cost were 14.2 percent in fiscal 2009, 14.5 percent in fiscal 2008 and 16.1 percent in fiscal 2007.  During both fiscal 2009 and 2008, sales and marketing costs as a percent of sales declined.  In real dollars, the DATATRACE and RAVEN costs increased during fiscal 2009 due to the expansion of our selling staff and additional sales and marketing expenses to increase the Company’s customer base, and during fiscal 2008, we experienced an additional five weeks of costs for RAVEN products when compared with fiscal 2007.

Research and Development

Company sponsored research and development cost was $636,000 in fiscal 2009, $532,000 in fiscal 2008 and $392,000 in fiscal 2007.  We are currently executing a strategy of increasing the flow of internally developed products. Late in the first quarter of fiscal 2009, the Datatrace Micropack RF product was introduced, and on-going research to introduce this technology into the environmental monitoring segment of the market continued during the remainder of the fiscal year. Most of our work during fiscal 2008 and 2007 was focused on the development of the new Micropack RF products as part of our Datatrace line.

Net Income

Net income increased to $4,790,000 or $1.48 per share on a diluted basis in fiscal 2009 from $4,610,000 or $1.41 per share on a diluted basis in fiscal 2008 and $3,958,000 or $1.22 per share on a diluted basis in fiscal 2007.  For the fiscal year 2009, Mesa experienced net income growth of four percent, which was behind the sales growth rate of 10 percent for the fiscal year.  The slower profitability growth was a result of static DATATRACE sales, and an increase in cost of sales.

In 2008 the acceleration of profitability for the fiscal year can be attributed to a gain in gross profits as a percent of net sales, but was partially off-set by an increase in the income tax rate as a percent of earnings before income tax.

Liquidity and Capital Resources

On March 31, 2009, we had cash and cash equivalents of $9,111,000.  In addition, we had other current assets totaling $9,482,000 and total current assets of $18,593,000.  Current liabilities of our Company were $1,484,000 which resulted in a current ratio of 13:1.  For comparison purposes at March 31, 2008, we had cash and short term investments of $5,770,000, other current assets of $8,641,000, total current assets of $14,411,000, current liabilities of $1,587,000 and a current ratio of 9:1.

Our Company has made capital acquisitions of $676,000 in fiscal 2009, and $207,000 in fiscal 2008. Fiscal 2009 included approximately $444,000 expended on equipment to automate certain manufacturing processes for our Raven products.

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

During fiscal 2009 the Company paid regular quarterly dividends of $.10 per share of common stock.  For fiscal year 2009, dividends totaled $.40 per common share of stock.  During the first half of fiscal 2008, the Company maintained the regular quarterly dividend of $.08 per share of common stock and raised the quarterly dividend to $.10 per common share of stock during the second half of the fiscal year.  For fiscal year 2008, dividends totaled $.36 per common share of stock.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds and short-term treasuries.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

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

Contractual Obligations

At March 31, 2009 we had routine contractual obligations for open purchase orders for purchases of supplies and inventory, which would be payable in less than one year.

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

Accounts Receivable

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

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost.  The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.  As of March 31, 2009 and 2008 the Company had recorded a reserve of $175,000 each year.

Valuation of Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of March 31, 2009, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

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

ITEM 8  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/	Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

June 29, 2009

Denver, Colorado

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2009	2008
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,111,000	$5,770,000
Accounts receivable -
Trade, net of allowance for doubtful accounts of $280,000 (2009) and $200,000 (2008)	4,307,000	3,875,000
Other	16,000	34,000
Inventories, net	4,499,000	4,020,000
Prepaid expenses and other	318,000	419,000
Deferred income taxes	342,000	293,000
TOTAL CURRENT ASSETS	18,593,000	14,411,000

PROPERTY, PLANT AND EQUIPMENT, net	3,879,000	3,488,000

OTHER ASSETS:
Goodwill	5,301,000	5,301,000
Other intangible assets, net	1,685,000	2,188,000
Deferred income taxes – long-term	156,000	—
Deposits	—	145,000
	$29,614,000	$25,533,000

See notes to financial statements.

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$296,000	$173,000
Accrued salaries and payroll taxes	1,033,000	1,189,000
Accrued warranty expense	30,000	30,000
Other accrued liabilities	6,000	99,000
Taxes payable	119,000	96,000
TOTAL CURRENT LIABILITIES	1,484,000	1,587,000

LONG TERM LIABILITIES:
Deferred income taxes	528,000	207,000

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 3,182,228 (2009) and 3,166,492 (2008)	4,817,000	4,665,000
Retained earnings	22,785,000	19,074,000

TOTAL STOCKHOLDERS’ EQUITY	27,602,000	23,739,000
	$29,614,000	$25,533,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

	Years Ended March 31,
	2009	2008
Sales	$21,536,000	$19,558,000
Cost of Sales	7,719,000	6,700,000
Gross profit	13,817,000	12,858,000

Operating expenses
Selling	3,051,000	2,845,000
General and administrative	2,522,000	2,420,000
Research and development	636,000	532,000
Total operating expenses	6,209,000	5,797,000

Operating income	7,608,000	7,061,000
Interest income	86,000	195,000
Earnings before income taxes	7,694,000	7,256,000

Income taxes	2,904,000	2,646,000

Net income	$4,790,000	$4,610,000

Net income per share (basic)	$1.51	$1.46

Net income per share (diluted)	$1.48	$1.41

Average common shares outstanding - basic	3,179,000	3,168,000

Average common shares outstanding - diluted	3,238,000	3,281,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Total
	Number of		Retained	Stockholders
	Shares	Amount	Earnings	Equity

BALANCE, March 31, 2007	3,178,401	$4,646,000	$16,077,000	$20,723,000

Common stock issued for conversion of stock options net of 9,676 shares returned to Company as payment	26,124	102,000	—	102,000

Purchase and retirement of treasury stock	(38,033)	(83,000)	(748,000)	(831,000)

Dividends paid ($.36 per share)	—	—	(1,140,000)	(1,140,000)

Stock based compensation	—	—	246,000	246,000

Tax benefit on exercise of non-qualified options	—	—	29,000	29,000

Net income for the year	—	—	4,610,000	4,610,000
BALANCE, March 31, 2008	3,166,492	4,665,000	19,074,000	23,739,000

Common stock issued for conversion of stock options net of 5,682 shares returned to Company as payment	23,468	165,000	—	165,000

Purchase and retirement of treasury stock	(7,732)	(13,000)	(119,000)	(132,000)

Dividends paid ($.40 per share)	—	—	(1,272,000)	(1,272,000)

Tax Benefit on exercise of non-qualified stock options	—	—	36,000	36,000

Stock based compensation	—	—	276,000	276,000

Net income for the year	—	—	4,790,000	4,790,000
BALANCE, March 31, 2009	3,182,228	$4,817,000	$22,785,000	$27,602,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income	$4,790,000	$4,610,000
Depreciation and amortization	788,000	742,000
Allowance for bad debt	80,000	—
Deferred income taxes	116,000	9,000
Stock based compensation	276,000	246,000
Change in assets and liabilities
(Increase) decrease in accounts receivable	(494,000)	(82,000)
(Increase) decrease in inventories	(479,000)	(723,000)
(Increase) decrease in prepaid expenses	101,000	(304,000)
Increase (decrease) in accounts payable, trade	123,000	(84,000)
Increase (decrease) in accrued liabilities and taxes payable	(226,000)	202,000
Net cash provided by operating activities	5,075,000	4,616,000

Cash flows from investing activities:
Capital expenditures	(676,000)	(207,000)
Deposit on manufacturing equipment	145,000	(145,000)
Net cash used by investing activities	(531,000)	(352,000)

Cash flow from financing activities:
Tax benefit of nonqualified stock options	36,000	29,000
Dividends paid	(1,272,000)	(1,140,000)
Net proceeds from issuance of stock	165,000	102,000
Common stock repurchases	(132,000)	(831,000)
Net cash used by financing activities	(1,203,000)	(1,840,000)
Net increase (decrease) in cash and cash equivalents	3,341,000	2,424,000
Cash and cash equivalents at beginning of year	5,770,000	3,346,000
Cash and cash equivalents at end of year	$9,111,000	$5,770,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$2,665,000	$2,789,000

See notes to financial statements

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.                                  Summary of Significant Accounting Policies:

General - Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982, for the purpose of designing, manufacturing and marketing electronic instruments, supplies and disposable products.

Concentration of Credit Risk - Financial instruments which potentially subject the Company to concentrations of credit risk consist of money market funds, short-term investments and accounts receivable.  The Company invests primarily all of its excess cash in money market funds administered by reputable financial institutions.  The Company grants credit to its customers who are located throughout the United States and foreign countries.  To reduce credit risk, the Company periodically evaluates the money market fund administrators and performs credit analysis of customers and monitors their financial condition.  Additionally, the Company maintains cash balances in bank deposit accounts which, at times, may exceed federally insured limits.  The Company has not experienced any losses in such accounts.

During the fiscal year ended March 31, 2009, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.  During the fiscal year ended March 31, 2008, one customer represented approximately 13% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.

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

Inventories - Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost.  The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.  As of March 31, 2009 and 2008 the Company had recorded a reserve of $175,000, against slow moving inventory.

Property, Plant and Equipment - Property, plant and equipment is stated at acquisition cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of 3 to 39 years.

Goodwill and Other Intangible Assets — Goodwill, which resulted from the acquisitions of Nusonics, Datatrace, Raven and Automata, is no longer subject to amortization, and is tested annually for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Intangible Assets.”  Certain intangible assets including patents, non-compete agreements and customer relationships were recognized as part of the Raven acquisition and are amortized over their estimated useful lives which range from 3 to 16 years.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Valuation of Long-Lived Assets - The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of March 31, 2009 and 2008, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

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

Research & Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred.  Research and development costs for the fiscal years ended March 31, 2009 and 2008 were $636,000 and $532,000 each year, respectively.

Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

Advertising Costs - Advertising costs are expensed as incurred.  Advertising costs for the years ended March 31, 2009 and 2008 were $368,000 and $212,000, respectively.

Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Stock Based Compensation - In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123(R), Share Based Payment (SFAS 123(R)).  SFAS 123(R) is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, and its related implementation guidance. SFAS 123(R) focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS 123(R) requires an entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost is to be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

as a financing cash flow, rather than as an operating cash flow as prescribed under the prior accounting rules. This requirement reduces net operating cash flows and increases net financing cash flows in periods after adoption. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

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

Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 59,000 and 113,000 additional shares in 2009 and 2008, respectively.

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic and net income per common share — diluted for the twelve month periods ended March 31, 2009 and 2008:

	Twelve Months Ended
	March 31,
	2009	2008

Net income available for shareholders	$4,790,000	$4,610,000

Weighted avg. outstanding shares of common stock	3,179,000	3,168,000
Dilutive effect of stock options	59,000	113,000

Common stock and equivalents	3,238,000	3,281,000

Earnings per share:
Basic	$1.51	$1.46
Diluted	$1.48	$1.41

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

For the twelve months ended March 31, 2009 and 2008, 184,970 and 2,000 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Fair Value of Financial Instruments - The carrying amount of financial instruments including cash and cash equivalents, accounts receivable, short-term investments, accounts payable and accrued expenses approximated fair value as of March 31, 2009 because of the relatively short maturity of these instruments.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS 160 establishes accounting and reporting standards for non-controlling interests in subsidiaries. This statement requires the reporting of all non-controlling interests as a separate component of stockholders’ equity, the reporting of consolidated net income (loss) as the amount attributable to both the parent and the non-controlling interests and the separate disclosure of net income (loss) attributable to the parent and to the non-controlling interests. In addition, this statement provides accounting and reporting guidance related to changes in non-controlling ownership interests. Other than the reporting requirements described above which require retrospective application, the provisions of SFAS 160 are to be applied prospectively in the first annual reporting period beginning on or after December 15, 2008. The Company currently has no non-controlling interests, thus the adoption of FAS 160 is expected to have no impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations,” (FAS 141R), which replaces FASB Statement No. 141. FAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. FAS 141R is effective as of the beginning of an entity’s fiscal year that begins after December 15, 2008, which will be our year beginning April 1, 2009. The impact of adopting SFAS 141R will depend on any future business combinations that the Company may pursue.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS No. 161).  SFAS No. 161 requires additional disclosures about the objectives of using derivative instruments, the method by which the derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and the effect of derivative instruments and related hedged items on financial position, financial performance, and cash flows.  SFAS No. 161 also requires disclosure of the fair values of derivative instruments and their gains and losses in a tabular format.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has no derivative instruments or hedging activities and this pronouncement is only disclosure-related; accordingly, SFAS 161 has no impact on the Company’s financial position, results of operations or cash flows.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP FAS 142-3).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date.  Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of any acquisitions on or after April 1, 2009.

2.                                      Inventories:

Inventories consist of the following:

	March 31
	2009	2008
Raw materials	$3,092,000	$2,896,000
Work-in-process	518,000	490,000
Finished goods	1,064,000	809,000
Less reserve	(175,000)	(175,000)
	$4,499,000	$4,020,000

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 2009 and 2008.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

3.                                      Property, Plant and Equipment:

Property, plant and equipment consist of the following:

	March 31,
	2009	2008
Land	$273,000	$273,000
Building	2,601,000	2,577,000
Manufacturing equipment	3,081,000	2,490,000
Computer equipment	487,000	427,000
Furniture and fixtures	78,000	78,000
Construction in progress	1,000	—
	6,521,000	5,845,000
Less accumulated depreciation	(2,642,000)	(2,357,000)
	$3,879,000	$3,488,000

Depreciation expense for the years ended March 31, 2009 and 2008 were $285,000 and $240,000, respectively.

4.              Goodwill and Other Intangible Assets

As of March 31, 2009, goodwill amounted to $5,301,000, which includes the addition in fiscal 2007 of $1,093,000 for the acquisition of Raven Biological Laboratories, Inc., all of which is deductible for tax purposes.   Prior to the Raven acquisition, goodwill amounted to $4,208,000, which resulted from the acquisitions of Nusonics, Datatrace and Automata. The Company completed its annual impairment tests during the fourth quarters of fiscal 2009 and 2008 and determined there was no impairment.

Other intangible assets (all of which are being amortized except projects in process) are as follows:

	As of March 31, 2009
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Patents	$37,000	$7,000	$30,000	16 years
Non-compete Agreements	382,000	371,000	11,000	3 years
Trade Names	123,000	—	123,000	Indefinite
Customer Relationships	2,608,000	1,087,000	1,521,000	7 years
	$3,150,000	$1,465,000	$1,685,000

	As of March 31, 2008
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Patents	$37,000	$4,000	$33,000	16 years
Non-compete Agreements	382,000	244,000	138,000	3 years
Trade Names	123,000	—	123,000	Indefinite
Customer Relationships	2,608,000	714,000	1,894,000	7 years
	$3,150,000	$962,000	$2,188,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Amortization expense was $503,000 in 2009 and $502,000 in 2008.

Estimated amortization expense for the fiscal years 2010 to 2014 is $385,000, $375,000, $375,000, 375,000 and $33,000 respectively.

5.              Income Taxes:

Effective April 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting of Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our Balance Sheets and Statements of Income. The result of the reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our financial statements. Our federal tax returns for all years after 2003 and our state tax returns after 2002 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in other income (expense) and corporate, general and administration expenses, respectively.

The components of the provision for income taxes for the years ended March 31, 2009 and 2008 are as follows:

	March 31,
	2009	2008
Current tax provision
Federal	$2,316,000	$2,248,000
State	472,000	407,000
	2,788,000	2,655,000
Deferred tax provision:
Federal	97,000	(8,000)
State	19,000	(1,000)
	116,000	(9,000)
	$2,904,000	$2,646,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases.  The components of net deferred tax assets and liabilities as of March 31, 2009 and 2008 are as follows:

	March 31,
	2009	2008
Current deferred tax assets:
Accrued vacation	$133,000	$120,000
Bad debt expense	104,000	74,000
Inventory reserve	65,000	65,000
Warranty reserve	11,000	11,000
Other	29,000	23,000
	342,000	293,000
Long-term deferred tax asset (liability):
Depreciation and amortization	(372,000)	(207,000)
Net deferred (liability)/asset	$(30,000)	$86,000

A reconciliation of the Company’s income tax provision for the years ended March 31, 2009 and 2008, and the amounts computed by applying statutory rates to income before income taxes is as follows:

	March 31,
	2009	2008
Income taxes at statutory rates	$2,616,000	$2,467,000
State income taxes, net of federal benefit	231,000	213,000
Tax benefit on stock option exercises	95,000	70,000
Sec. 199 manufacturing deduction	(161,000)	(145,000)
Other	123,000	41,000
	$2,904,000	$2,646,000

6.                                      Stock Repurchase:

In November, 2005, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of its outstanding common stock.  Under the program, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be cancelled and repurchases of shares will be funded through existing cash reserves.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

7.                                       Employee Benefit Plan:

The Company adopted a 401(k) plan effective January 1, 2000.  Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment with the Company.  The Company matches 50% of the employee’s contribution up to 6% of the employees salary.  A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at the end of the participant’s fourth year of service. The Company contributed $118,000 to the plan for fiscal 2009 and $129,000 for fiscal 2008.

8.                                      Stockholders’ Equity:

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

The Company has adopted incentive stock option plans for the benefit of the Company’s key employees and outside directors. Under terms of the plans, options are granted at an amount not less than 100% of the bid price of the underlying shares at the date of grant. Options are exercisable for a term of five to ten years and, during such term, may be exercised as follows:  25% after each year, and 100% anytime after the fourth year until the end of the fifth to tenth year, or 10% after each of the first five years,25% after each of the sixth and seventh years and 100% after the seventh year until the end of the tenth year.

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

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

All option plans have been approved by the stockholders of the Company.

The following is a summary of options granted under the plans:

	FY 2009		FY 2008
		WEIGHTED		WEIGHTED
		AVG EXERCISE		AVG EXERCISE
	SHARES	PRICE	SHARES	PRICE
Options outstanding at beginning of year	324,455	$14.92	259,390	$12.32
Options granted	84,100	$21.65	118,920	$19.23
Options forfeited	(20,480)	$18.49	(18,055)	$16.30
Options exercised	(29,350)	$10.10	(35,800)	$9.71
Options outstanding at end of year	358,725	$16.68	324,455	$14.92

Options exercisable at end of year	133,330	$13.21	87,730	$10.93

Shares available for future option grant	306,715		370,335

The following is a summary of information about stock options outstanding as of March 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise	Number Outstanding as	Remaining Contractual	Weighted - Average	Number Exercisable as of	Weighted Average Exercise
Prices	of 03/31/09	Life in Years	Exercise Price	03/31/09	Price
$5.91 - $12.56	79,315	2.9	$10.58	69,735	$10.40
$14.50 - $17.15	99,440	4.3	$15.01	43,435	$14.90
$18.90 - $22.51	179,970	5.2	$20.30	20,160	$19.29
$5.91 - $22.51	358,725	4.5	$16.68	133,330	$13.21

9.                                      Stock based compensation:

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

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	March 31
	2009	2008
Total cost of stock based compensation charged against income before income tax	$276,000	$246,000
Amount of income tax benefit recognized in Earnings	99,000	91,000
Amount charged against net income	$177,000	$155,000
Impact on net income per common share:
Basic	$.06	$.05
Diluted	$.05	$.05

Stock-based compensation expense was allocated as cost of sales and general and administrative expense in the statements of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during fiscal 2009 and 2008 using the Black-Scholes model:

	2009	2008
Stock options:
Volatility	33-34%	33-36%
Risk-free interest rate	2.7-3.6%	4.0-5.1%
Expected option life (years)	5-10	5-10
Dividend yield	1.7-2.0%	2.1-2.9%

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

A summary of the option activity for fiscal 2009 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2008	324,455	$14.92	5.1
Options granted	84,100	21.65	4.8
Options forfeited	(20,480)	18.49	—
Options expired	—	—	—
Options exercised	(29,350)	10.10	—
Outstanding at March 31, 2009	358,725	$16.68	4.6	$(245,000)

Exercisable at March 31, 2009	133,330	$13.21	3.6	$372,000

The weighted average exercise price fair value based on the Black-Scholes model for options granted in fiscal 2009 was $21.65 and $19.23 in fiscal 2008. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $172,000 and $523,000 during fiscal 2009 and 2008, respectively.

A summary of the status of our unvested option shares as of March 31, 2009 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2008	236,725	$5.38
Options granted	84,100	$5.99
Options forfeited	(20,480)	$5.45
Options vested	(74,950)	$4.52
Unvested at March 31, 2009	225,395	$5.92

As of March 31, 2009, there was $828,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.9 years.

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

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Revenues related to operations in the U.S. and foreign countries for the years ended March 31, 2009 and 2008 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended March 31, 2009 and 2008 are as follows:

	Years Ended March 31
	2009	2008
Net revenues from unaffiliated customers:
United States	$15,555,000	$14,431,000
Foreign (no country exceeds 10% of total)	$5,981,000	$5,127,000

Long-lived assets at end of year:
United States	$11,022,000	$11,122,000

11.                               Quarterly Results (unaudited):

Quarterly financial information for fiscal 2009 and 2008 is summarized as follows:

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2009	Qtr.	Qtr	Qtr	Qtr
Net revenue	$5,054	$5,679	$5,337	$5,466
Gross profit	$3,204	$3,646	$3,434	$3,533
Net income	$1,016	$1,353	$1,216	$1,205
Earnings per share – basic	$.32	$.43	$.38	$.38
Earnings per share – diluted	$.31	$.42	$.38	$.37

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2008	Qtr.	Qtr	Qtr	Qtr
Net revenue	$4,286	$4,868	$4,614	$5,790
Gross profit	$2,901	$3,285	$3,087	$3,584
Net income	$1,015	$1,279	$1,121	$1,195
Earnings per share – basic	$.32	$.40	$.35	$.39
Earnings per share – diluted	$.31	$.39	$.34	$.37

12.   Related Party Transactions:

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

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered in this Annual Report of Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of such period.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2009 identified in connection with the Company’s evaluation that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held September 24, 2009 (“Annual Meeting”).

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 9 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct” and “Corporate Governance — Audit Committee” that appear in the Company’s definitive Proxy Statement for its Annual Meeting. Information concerning executive officers Luke R. Schmieder, John J. Sullivan, Glenn Adriance and Steven W. Peterson are included in the sections referred to above.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders

PART IV

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

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2009, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2009.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(b)                                Reports on Form 8-K.  On February 11, 2009, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2008.

On February 26, 2009, the Registrant filed a Report on Form 8-K, under Item 5.02, reporting the issuance of a press release reporting the appointment of Mr. Evan Guillemin to its Board of Directors.

On March 11, 2009, the Registrant filed a Report on Form 8-K, under Item 5.02, reporting the issuance of a press release reporting the resignation of Luke R. Schmieder from the position of Chief Executive Officer (CEO) and Treasurer, while retaining his position as the Chairman of the Board of Directors. Dr. John Sullivan was appointed to the position of CEO, retained his position as President, and will be named to the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date:	June 29, 2009	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D., CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luke R. Schmieder	Chairman of the Board of Directors	June 29, 2009
Luke R. Schmieder

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President and Director	June 29, 2009
John J. Sullivan, Ph.D.

/s/Steven W. Peterson	Vice President, Finance, Chief Financial	June 29, 2009
Steven W. Peterson	and Chief Accounting Officer and Secretary

/s/Paul D. Duke	Director	June 29, 2009
Paul D. Duke

/s/H. Stuart Campbell	Director	June 29, 2009
H. Stuart Campbell

/s/Michael T. Brooks	Director	June 29, 2009
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 29, 2009
Robert V. Dwyer

/s/Evan Guillemin	Director	June 29, 2009
Evan Guillemin

EXHIBITS INDEX

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2009, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2009.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.