Form 10-K/A
period 2009-03-31
MESA LABORATORIES INC /CO
filed 2009-07-14
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2009 Annual Meeting of Shareholders

Part III information is incorporated by reference from the Proxy Statement

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, originally filed with the Securities and Exchange Commission on June 29, 2009, amends Item 9A(T) (Controls and Procedures) of our Annual Report on Form 10-K.  This Form 10-K/A is filed to correct format and completeness of the disclosure.  Consent of our independent auditors is attached to this Form 10-K/A as Exhibit (23) (i) and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

Management’s Report on Internal Control over Financial Reporting

Mesa Laboratories, Inc. management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

MESA LABORATORIES, INC.
Registrant

Date:	July 13, 2009	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D, CEO

EXHIBITS INDEX

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2009, included in the Registrant’s Report on Form 10-K/A Amendment No. 1 for the fiscal year ended March 31, 2009.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.