Form 10-Q
period 2009-06-30
MESA LABORATORIES INC /CO
filed 2009-08-14
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were  3,194,030  shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2009.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

	JUNE 30, 2009	MARCH 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash equivalents	$10,759,000	$9,111,000
Accounts Receivable, Net	3,504,000	4,323,000
Inventories, Net	4,749,000	4,499,000
Prepaid Expenses and Other	466,000	660,000

TOTAL CURRENT ASSETS	19,478,000	18,593,000

PROPERTY, PLANT & EQUIPMENT, NET	3,826,000	3,879,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	7,039,000	7,142,000

TOTAL ASSETS	$30,343,000	$29,614,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$291,000	$296,000
Accrued Salaries & Payroll Taxes	595,000	1,033,000
Other Accrued Expenses	44,000	36,000
Taxes Payable	543,000	119,000

TOTAL CURRENT LIABILITIES	1,473,000	1,484,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	528,000	528,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,192,015 shares (6/30/09) and 3,182,228 shares (3/31/09)	4,817,000	4,817,000
Retained Earnings	23,525,000	22,785,000

TOTAL STOCKHOLDERS’ EQUITY	28,342,000	27,602,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,343,000	$29,614,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Sales	$4,977,000	$5,054,000

Cost of Goods Sold	1,994,000	1,850,000
Selling, General & Administrative	1,223,000	1,495,000
Research and Development	152,000	173,000
Other (Income) and Expenses	(6,000)	(29,000)
	3,363,000	3,489,000

Earnings Before Income Taxes	1,614,000	1,565,000

Income Taxes	588,000	549,000

Net Income	$1,026,000	$1,016,000

Net Income Per Share (Basic)	$.32	$.32

Net Income Per Share (Diluted)	$.31	$.31

Average Common Shares Outstanding (Basic)	3,187,000	3,170,000

Average Common Shares Outstanding (Diluted)	3,258,000	3,264,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008
Cash Flows From Operating Activities:
Net Income	$1,026,000	$1,016,000
Depreciation and Amortization	186,000	191,000
Stock Based Compensation	69,000	73,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	818,000	307,000
(Increase) Decrease in Inventories	(250,000)	(478,000)
(Increase) Decrease in Prepaid Expenses	194,000	299,000
Increase (Decrease) in Accounts Payable	(5,000)	104,000
Increase (Decrease) in Accrued Liabilities	(6,000)	(359,000)
Net Cash (Used) Provided by Operating Activities	2,032,000	1,153,000

Cash Flows From Investing Activities:
Deposits	—	(194,000)
Capital Expenditures, Net of Retirements	(29,000)	(63,000)
Net Cash (Used) Provided by Investing Activities	(29,000)	(257,000)

Cash Flows From Financing Activities:
Dividends Paid	(319,000)	(317,000)
Treasury Stock Purchases	(40,000)	(7,000)
Proceeds From Stock Options Exercised	4,000	48,000
Net Cash (Used) Provided by Financing Activities	(355,000)	(276,000)

Net Increase (Decrease) In Cash and Cash Equivalents	1,648,000	620,000
Cash and Cash Equivalents at Beginning of Period	9,111,000	5,770,000

Cash and Cash Equivalents at End of Period	$10,759,000	$6,390,000

Supplemental disclosure of non-cash activity:

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-K, at March 31, 2009.

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

Recently Adopted Accounting Pronouncements

FAS 165 Pronouncement

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events (“SFAS No. 165”), which established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This Statement introduces the concept of financial statements being “available to be issued” and requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This Statement is effective for interim financial periods ending after June 15, 2009. The Company adopted these provisions in the first fiscal quarter ended June 30, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

FSP No. 107-1 Pronouncement

In April 2009, the FASB issued FSP No. 107-1 and APB No. 28, Interim Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. The Company adopted these provisions in the First fiscal quarter ended June 30, 2009 and it did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”).  SFAS No. 166 was issued to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. This statement will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this statement to have a material effect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”).  SFAS No. 167 was issued to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. This statement will be effective for fiscal years beginning after November 15, 2009. We do not expect the adoption of this statement to have a material effect on our financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (“SFAS No. 168”).  This statement replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification (“Codification”).  Effective July 1, 2009, the Codification becomes the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this statement, the Codification supersedes all then-existing non-SEC accounting and reporting standards.  This statement will be effective for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have any impact to our financial position, results of operations or cash flows.  The adoption will require us to prospectively replace references to previously existing non-SEC accounting and reporting standards with the respective sections of the Codification.

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

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Total cost of stock-based compensation charged against income before income taxes	$69,000	$73,000
Amount of income tax benefit recognized in earnings	25,000	26,000
Amount charged against net income	$44,000	$47,000

Impact on net income per common share:
Basic	$.01	$0.01
Diluted	$.01	$0.01

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the statement of operations for the first quarter of fiscal 2010 and as selling, general and administrative expense in 2009.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2010 and 2009 using the Black-Scholes model:

	Three Months Ended June 30,
	2009	2008
Stock options:
Volatility	34.3%	33.1%
Risk-free interest rate	1.65-2.68%	2.65-3.57%
Expected option life (years)	5-10	5-10
Dividend yield	2.0%	1.7%

A summary of the option activity for the first three months of fiscal 2010 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	358,725	$16.68	4.6
Options granted	96,500	16.60	5.5
Options forfeited	(380)	21.67	—
Options expired	—	—	—
Options exercised	(21,580)	10.30	—
Outstanding at June 30, 2009	433,265	$16.98	4.8	$1,141,000

Exercisable at June 30, 2009	170,280	$15.12	3.9	$765,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first quarter of fiscal 2010 was $4.39 and $6.08 in the first quarter of fiscal 2009. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $228,000 and $226,000 during the first quarters of fiscal 2010 and 2009, respectively.

A summary of the status of our unvested option shares as of June 30, 2009 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2009	225,395	$5.92
Options granted	96,500	$4.39
Options forfeited	(380)	$6.03
Options vested	(58,530)	$5.45
Unvested at June 30, 2009	262,985	$5.47

As of June 30, 2009, there was $1,003,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.2 years.

NOTE C.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three month period ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008
Net income available for shareholders	$1,026,000	$1,016,000
Weighted avg. outstanding shares of common stock	3,187,000	3,170,000
Dilutive effect of stock options	71,000	94,000

Common stock and equivalents	3,258,000	3,264,000

Earnings per share:
Basic	$.32	$.32
Diluted	$.31	$.31

For the three months ended June 30, 2009 and 2008, 84,000 and no shares for each period, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Note D.    SUBSEQUENT EVENTS

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Condensed Balance Sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events are subcategorized into two types:  recognized and non-recognized. For the period ended June 30, 2009, subsequent events have been evaluated through August 14, 2009, the date the financial statements were issued or were available to be issued.

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

Key Financial Indicators

For The Quarters Ended June 30,

	2009	2008	2007	2006

Cash and Investments	$10,759,000	$6,390,000	$3,907,000	$3,695,000

Trade Receivables	$3,748,000	$3,768,000	$3,619,000	$2,999,000
Days Sales Outstanding	66	63	73	60

Inventory, Net	$4,749,000	$4,498,000	$3,737,000	$3,061,000
Inventory Turns	1.7	1.7	1.5	1.9

Working Capital	$18,005,000	$13,571,000	$10,086,000	$8,849,000
Current Ratio	13:1	11:1	9:1	10:1

Average Return On:
Stockholder Investments (1)	14.7%	16.8%	19.3%	18.7%
Assets	13.7%	15.7%	18.0%	17.3%
Invested Capital (2)	22.1%	22.2%	23.2%	25.3%

Net Sales	$4,977,000	$5,054,000	$4,286,000	$3,674,000
Gross Profit	$2,983,000	$3,204,000	$2,901,000	$2,387,000
Gross Margin	60%	63%	68%	65%
Operating Income	$1,608,000	$1,536,000	$1,513,000	$1,195,000
Operating Margin	32%	30%	35%	33%
Net Profit	$1,026,000	$1,016,000	$1,015,000	$790,000
Net Profit Margin	21%	20%	24%	22%
Earnings Per Diluted Share	$.31	$.31	$.31	$.25

Capital Expenditures, Net	$29,000	$63,000	$6,000	$211,000

Head Count	114.0	118.0	100.0	92.0

Sales Per Employee (Annualized)	$175,000	$171,000	$171,000	$160,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important need.  Most of the indicators above for the period ended June 30, 2009 are showing variation from the trends of the past years.  Our balance sheet trends are improving due to cost reductions and only a small decline in sales.  Our return trends are showing some decline due to the growth of assets. Factors currently impacting profitability include higher sales of Raven products, lower sales of Datatrace products, lower interest income on the Company’s invested surplus cash, and a higher anticipated income tax rate for fiscal 2010.

Results of Operations

Net Sales

Net sales for the first quarter of fiscal 2010 decreased two percent from fiscal 2009.  In real dollars, net sales of $4,977,000 in fiscal 2010 decreased $77,000 from $5,054,000 in 2009.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical manufacturing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven products are disposables and thus do not contribute to the Company’s parts and service revenues.  During the first quarter of fiscal years 2010 and 2009 our Company had parts and service revenue of $889,000 and $932,000, respectively.  As a percentage of total revenue, parts and service revenues were 18% in 2010 and 18% in 2009.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Over the past three quarters, both general economic conditions and capital spending patterns have been declining.  Although overall economic conditions have softened this year we have seen little impact in our sales performance in total so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals.  While the medical markets have continued to improve, we have seen a decline in sales to our food and pharmaceutical markets.  For fiscal first quarter 2010 and 2009, product sales for our company were $4,088,000 and $4,122,000, respectively.

Over the fiscal first quarter, our medical revenues increased 12 percent compared to the prior period.  This increase was due to higher sales of dialysis meters, calibration solutions and dialysis meter service.

During the fiscal first quarter, sales of the Datatrace brand of products decreased 26 percent from the prior year.  The decrease in DataTrace sales during the quarter is the result of declining economic and capital spending trends which influenced some industrial customers to delay their capital equipment purchases. The first fiscal quarter saw declines through the various categories of Micropack III products which were only partially off-set by sales of the new Micropack RF products.  We are cautiously optimistic and look forward to improving Datatrace sales trends in both new product shipments and service sales in both the domestic and international markets for the later part of fiscal 2010.

Raven sales for the first quarter increased 16 percent compared to the first quarter of the prior year.  The Raven biological indicator products saw sales gains in its core biological indicator strip business.  Sales of Prospore and Protest products continue to increase, and we have expanded our manufacturing capacity for these products during the past fiscal year to allow the company to pursue additional opportunities for growth of these products.  We also saw a substantial increase in sales of our chemical indicator products during the first quarter.

Cost of Sales

Cost of sales as a percent of net sales during the first fiscal quarter increased 3.5 percent from fiscal 2009 to 40.1 percent.  Over the past two years we have made significant strides in lowering the cost to manufacture our medical products and currently both Medical and Datatrace products enjoy margins higher than the Raven products.  Therefore, shifts in product mix toward higher sales of Medical and Datatrace products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Raven products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Higher Raven sales this quarter are a contributing factor to the lower gross margins. The Company continues to monitor and implement cost reduction programs, price increases and improvements in freight cost recovery to improve gross margins.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs.  In the first fiscal quarter of 2010, we have not incurred additional costs to address the regulatory requirements of the Sarbanes — Oxley Act, although we do expect additional costs over the remainder of the year.  For the fiscal first quarter, total administrative costs were $617,000 in the current quarter compared to $738,000 for the same quarter last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change

in mix between international and domestic sales may influence sales and marketing costs.   In dollars, selling costs were $606,000 in the first fiscal quarter of 2010 and $757,000 in the same prior year quarter.  As a percent of sales, selling cost was 12.2% in the current quarter and 15.0% in the prior year quarter.

Research and Development

Company sponsored research and development cost was $152,000 during the first fiscal quarter and $173,000 during the previous year period.  We are currently executing a strategy of increasing the flow of internally developed products.  Late in the first quarter of the previous fiscal year we introduced our new Datatrace Micropack RF product.  Unlike previous versions of the Micropack line, this product allows real time radio transmission of data in addition to logging of data as the instrument moves through a process.  Currently, we continue to experience some on-going development cost for the Micropack RF and are continuing work that expands this radio frequency technology into new markets.

Net Income

                Net income remained stable at $1,026,000 or $.31 per share on a diluted basis during the quarter compared to $1,016,000 or $.31 per share on a diluted basis in the previous year period.  As previously discussed, margins decreased during the quarter.  Other factors impacting net income during the quarter included the decreases in general and administrative costs, sales and marketing costs, and research and development costs which we also discussed earlier in this report.  A final factor impacting net income this quarter is lower interest income on the Company’s surplus cash due to a softening of interest rates over the past three quarters, and an increase in the estimate of income tax expense as a percent of earnings before income tax.

Liquidity and Capital Resources

                On June 30, 2009, we had cash and short term investments of $10,759,000.  In addition, we had other current assets totaling $8,719,000 and total current assets of $19,478,000.  Current liabilities of our Company were $1,473,000 which resulted in a current ratio of 13:1.

                Our Company has made capital acquisitions during the first fiscal quarter of $29,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 15, 2009, a quarterly dividend of $.10 per common share was paid to shareholders of record on June 2, 2009.

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

Contractual Obligations

                At June 30, 2009 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  Additionally, the Company has committed to purchase approximately $140,000 of bottling equipment to automate the bottling of its dialysis solutions products, which is currently done by an outside vendor.

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

Stock Based Compensation

The Company implemented the provisions of SFAS 123(R) effective April 1, 2006 using the modified prospective method. Under this transition method, stock based compensation expense for the year ended March 31, 2007 includes compensation expense for all stock based compensation awards granted subsequent to April 1, 2006 and previously granted awards not vested as of April 1, 2006.  The Company uses the Black-Scholes valuation model to value option grants.  We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant for the estimated life of the option.  The dividend yield is estimated using the dividend payments made during the prior four quarters as a percent of average stock price for that period.

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

ITEM 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our chief executive and chief financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended March 31, 2009 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the first quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 1-30, 2009	542	$19.43	116,174	183,826
May 1-31, 2009	150	$20.00	116,324	183,676
June 1-30, 2009	1,308	$20.37	117,632	182,368
Total 1st Quarter	2,000	$20.09

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

31.1             Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)    Reports on Form 8-K:

On May 26, 2009, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and twelve months ended March 31, 2009.

MESA LABORATORIES, INC.

JUNE 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	August 14, 2009	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President and Director

DATED:	August 14, 2009	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and
Secretary