Form 10-Q
period 2009-09-30
MESA LABORATORIES INC /CO
filed 2009-11-16
CIK 724004

Form 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 3,191,891 shares of the Issuer’s common stock, no par value, outstanding as of October 31, 2009.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

	SEPT. 30, 2009	MARCH 31, 2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$11,233,000	$9,111,000
Accounts Receivable, Net	3,665,000	4,323,000
Inventories, Net	4,595,000	4,499,000
Prepaid Expenses and Other	463,000	660,000

TOTAL CURRENT ASSETS	19,956,000	18,593,000

PROPERTY, PLANT & EQUIPMENT, NET	4,027,000	3,879,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	6,945,000	7,142,000

TOTAL ASSETS	$30,928,000	$29,614,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$111,000	$296,000
Accrued Salaries & Payroll Taxes	818,000	1,033,000
Other Accrued Expenses	41,000	36,000
Taxes Payable	95,000	119,000

TOTAL CURRENT LIABILITIES	1,065,000	1,484,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	528,000	528,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,192,670 shares (9/30/09) and 3,182,228 shares (3/31/09)	4,890,000	4,817,000
Retained Earnings	24,445,000	22,785,000

TOTAL STOCKHOLDERS’ EQUITY	29,335,000	27,602,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,928,000	$29,614,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	Sept. 30, 2009	Sept. 30, 2008

Sales	$5,407,000	$5,679,000

Cost of Goods Sold	2,096,000	2,033,000
Selling, General & Administrative	1,167,000	1,392,000
Research and Development	172,000	160,000
Other (Income) and Expenses	(7,000)	(34,000)
	3,428,000	3,551,000

Earnings Before Income Taxes	1,979,000	2,128,000

Income Taxes	736,000	775,000

Net Income	$1,243,000	$1,353,000

Net Income Per Share (Basic)	$.39	$.43

Net Income Per Share (Diluted)	$.38	$.42

Average Common Shares Outstanding (Basic)	3,192,000	3,179,000

Average Common Shares Outstanding (Diluted)	3,294,000	3,258,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended	Six Months Ended
	Sept. 30, 2009	Sept. 30, 2008

Sales	$10,383,000	$10,734,000

Cost of Goods Sold	4,089,000	3,883,000
Selling, General & Administrative	2,390,000	2,887,000
Research and Development	323,000	333,000
Other (Income) and Expenses	(12,000)	(63,000)
	6,790,000	7,040,000

Earnings Before Income Taxes	3,593,000	3,694,000

Income Taxes	1,324,000	1,324,000

Net Income	$2,269,000	$2,370,000

Net Income Per Share (Basic)	$.71	$.75

Net Income Per Share (Diluted)	$.69	$.73

Average Common Shares Outstanding (Basic)	3,189,000	3,175,000

Average Common Shares Outstanding (Diluted)	3,272,000	3,259,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	Sept. 30, 2009	Sept. 30, 2008
Cash Flows From Operating Activities:
Net Income	$2,269,000	$2,370,000
Depreciation and Amortization	361,000	381,000
Stock Based Compensation	134,000	142,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	658,000	(404,000)
(Increase) Decrease in Inventories	(96,000)	(555,000)
(Increase) Decrease in Prepaid Expenses	197,000	237,000
Increase (Decrease) in Accounts Payable	(185,000)	137,000
Increase (Decrease) in Accrued Liabilities	(234,000)	(423,000)
Net Cash (Used) Provided by Operating Activities	3,104,000	1,885,000

Cash Flows From Investing Activities:
Deposits	—	(194,000)
Capital Expenditures, Net of Retirements	(312,000)	(119,000)
Net Cash (Used) Provided by Investing Activities	(312,000)	(313,000)

Cash Flows From Financing Activities:
Dividends Paid	(638,000)	(635,000)
Treasury Stock Purchases	(117,000)	(67,000)
Proceeds From Stock Options Exercised	85,000	88,000
Net Cash (Used) Provided by Financing Activities	(670,000)	(614,000)

Net Increase (Decrease) In Cash and Cash Equivalents	2,122,000	958,000
Cash and Cash Equivalents at Beginning of Period	9,111,000	5,770,000

Cash and Cash Equivalents at End of Period	$11,233,000	$6,728,000

Supplemental disclosure of non-cash activity:

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE A.  SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10K, at March 31, 2009.

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

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-01.  The ASU eliminates the previous US GAAP hierarchy and designates US GAAP into two levels — authoritative and non-authoritative.  It also designates the Codification as the single source of authoritative US GAAP.  The ASU is effective for interim and annual periods ending after September 15, 2009.

In May 2009, the FASB updated Topic 855 with respect to subsequent events (issued as SFAS No. 165, “Subsequent Events” prior to the implementation of ASU 2009-01).  The update does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009.  The implementation of this standard did not have a significant impact on our financial statements.  The Company has performed an evaluation of subsequent events through November 13, 2009, which is the date these financial statements were issued.

In June 2008, the FASB updated Topic 260 with respect to share-based payments (issued as Financial Accounting Standards Board Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities prior to the implementation of ASU 2009-01).  The update provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method in accordance with Topic 260’s calculation of “Earnings per Share”.  The update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  Upon adoption, the Company is required to retrospectively adjust its earnings per share data to conform to the provisions in update.  Early application of Topic 260 is prohibited.  This update has not had a material impact on our consolidated financial statements.

In April 2008, the FASB updated Topic 350 with respect to intangible assets (issued as FASB Staff Position SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets” prior to the implementation of ASU 2009-01).  The update amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  The intent of this update is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset.  This update is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  This update had no material effect on our financial statements.

Effective January 1, 2008, the Company adopted provisions of Topic 820 with respect to recurring fair value measurements (issued as Statement of Financial Accounting Standards No. 157 “Fair Value Measurements” prior to the implementation of ASU 2009-01) which introduced a framework for measuring fair value and expands required disclosure about fair value measurements of assets and liabilities.  The Company’s adoption of this standard did not have a material impact on our financial statements.

In December 2007, the FASB updated Topic 810 with respect to non-controlling interests in consolidated financial statements (issued as SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” prior to the implementation of ASU 2009-01).  The update requires the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated balance sheet within equity, but separate from the parent’s equity.  It also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of operations.  The Company has adopted the update, but the Company’s adoption of this standard did not have a material impact on our financial statements.

In December 2007, the FASB updated Topic 805 with respect to business combinations (issued as SFAS 141R, “Business Combinations”, prior to the implementation of ASU 2009-01), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, including goodwill, the liabilities assumed and any non-controlling interest in the acquiree.  The update also establishes disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination and is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The impact of the update will depend on the future business combinations the Company may pursue after its effective date.  Under provisions of the update, all acquisition costs are expensed as incurred.

In August 2009, the FASB issued ASU 2009-05 to amend provisions of Topic 820 by providing more guidance in determining fair value of liabilities.  This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either a quoted price for similar liabilities or valuation techniques consistent with Topic 820 or a combination of methods.  The update is effective for the first reporting period after issuance, September 30, 2009, and has not had a material impact on the financial statements.

In September 2009, the FASB issued ASU 2009-08 to amend provisions of Topic 260 to provide technical corrections in the calculation of earnings per share in a reporting period that involves the redemption or induced conversion of preferred stock.  The impact of this amendment will be determined when or if the Company issues its authorized preferred stock and subsequently redeems it or induces its conversion.  This ASU will not have any impact on our financial statements.

NOTE B.   STOCK BASED COMPENSATION

The Company calculates share-based compensation expense in accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), formerly SFAS No. 123 (revised 2004), Share-Based Payment. We adopted the modified prospective transition method which requires the application of the standard as of April 1, 2006 and requires us to record compensation cost related to unvested stock options as of April 1, 2006, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after April 1, 2006 are valued at fair value and recognized on a straight line basis over the service periods of each award.  We estimated forfeiture rates for the quarter based on historical experience.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended Sept. 30, 2009	Three Months Ended Sept. 30, 2008	Six Months Ended Sept. 30, 2009	Six Months Ended Sept. 30, 2008
Total cost of stock-based compensation charged against income before taxes	$65,000	$70,000	$134,000	$142,000
Amount of income tax benefit recognized in earnings	24,000	25,000	49,000	51,000
Amount charged against net income	$41,000	$45,000	$85,000	$91,000

Impact on net income per common share:
Basic	$0.01	$.01	$.03	$.03
Diluted	$0.01	$.01	$.03	$.03

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the statements of income for the second quarter and first six months of fiscal 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first six months of fiscal 2010 and 2009 using the Black-Scholes model:

	Six Months Ended Sept. 30,
	2009	2008
Stock options:
Volatility	34.3%	33.1%
Risk-free interest rate	1.65-2.68%	2.7-3.6%
Expected option life (years)	5-10	5-10
Dividend yield	2.0%	1.7%

A summary of the option activity for the first six months of fiscal 2010 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	358,725	$16.68	4.6
Options granted	96,500	16.60	5.2
Options forfeited	(4,275)	18.28	—
Options expired	—	—	—
Options exercised	(26,165)	11.46	—
Outstanding at Sept. 30, 2009	424,785	$16.97	4.5	$2,516,000

Exercisable at Sept. 30, 2009	166,345	$15.07	3.7	$1,301,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first six months of fiscal 2010 was $4.39 and $6.08 in the first six months of fiscal 2009. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $253,000 and $291,000 during the first six months of fiscal 2010 and 2009, respectively.

A summary of the status of our unvested option shares as of September 30, 2009 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2009	225,395	$5.92
Options granted	96,500	$4.39
Options forfeited	(4,275)	$5.00
Options vested	(59,180)	$5.46
Unvested at Sept. 30, 2009	258,440	$5.48

As of September 30, 2009, there was $909,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE C.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three month and six month periods ended September 30, 2009 and 2008:

	Three Months Ended Sept.30		Six Months Ended Sept.30
	2009	2008	2009	2008
Net income available for shareholders	$1,243,000	$1,353,000	$2,269,000	$2,370,000
Weighted avg. outstanding shares of common stock	3,192,000	3,179,000	3,189,000	3,175,000
Dilutive effect of stock options	102,000	79,000	83,000	84,000
Common stock and equivalents	3,294,000	3,258,000	3,272,000	3,259,000
Earning per share:
Basic	$0.39	$0.43	$0.71	$0.75
Diluted	$0.38	$0.42	$0.69	$0.73

For the three and six months ended September 30, 2009 and 2008, none and 75,920 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Note D.                               SUBSEQUENT EVENTS

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Condensed Balance Sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events are subcategorized into two types:  recognized and non-recognized. For the period ended September 30, 2009, subsequent events have been evaluated through November 13, 2009, the date the financial statements were issued or were available to be issued.

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

Key Financial Indicators

For The Six Months Ended September 30,

	2009	2008	2007	2006

Cash and Investments	$11,233,000	$6,728,000	$4,722,000	$2,888,000

Trade Receivables	$3,925,000	$4,518,000	$3,319,000	$2,962,000
Days Sales Outstanding	65	69	59	59

Inventory, Net	$4,595,000	$4,575,000	$3,943,000	$3,276,000
Inventory Turns	1.8	1.8	1.6	1.7

Working Capital	$18,891,000	$14,790,000	$11,121,000	$8,316,000
Current Ratio	19:1	12:1	13:1	10:1

Average Return On:
Stockholder Investments (1)	15.9%	19.2%	21.4%	19.8%
Assets	15.0%	18.0%	20.1%	18.3%
Invested Capital (2)	24.1%	25.4%	26.1%	25.7%

Net Sales	$10,383,000	$10,734,000	$9,154,000	$7,860,000
Gross Profit	$6,294,000	$6,851,000	$6,186,000	$5,067,000
Gross Margin	61%	64%	68%	64%
Operating Income	$3,581,000	$3,631,000	$3,436,000	$2,594,000
Operating Margin	34%	34%	38%	33%
Net Profit	$2,269,000	$2,370,000	$2,294,000	$1,702,000
Net Profit Margin	22%	22%	25%	22%
Earnings Per Diluted Share	$.69	$.73	$.70	$.53

Capital Expenditures (Net)	$312,000	$119,000	$98,000	$1,615,000

Head Count	107.0	112.0	108.0	95.0

Sales Per Employee (Annualized)	$194,000	$192,000	$170,000	$165,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important need.  Most of the indicators above for the period ended September 30, 2009 are showing variation from the trends of the past years.  Our balance sheet trends are improving due to cost reductions and only a small decline in sales.  Our return trends are showing some decline due to the growth of assets. Factors currently impacting profitability include higher sales of Raven products, lower sales of Datatrace products, lower interest income on the Company’s invested surplus cash, and a higher anticipated income tax rate for fiscal 2010.

Results of Operations

Net Sales

Net sales for the second quarter of fiscal 2010 decreased five percent from fiscal 2009.  In real dollars, net sales of $5,407,000 in fiscal 2010 decreased $272,000 from $5,679,000 in 2009.

Net sales for the first six months of fiscal 2010 decreased three percent from fiscal 2009.  In real dollars, net sales of $10,383,000 in fiscal 2010 decreased $351,000 from $10,734,000 in 2009.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical manufacturing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven products are disposables and thus do not contribute to the Company’s parts and service revenue.  During the first six months of fiscal years 2010 and 2009 our Company had parts and service revenue of $1,799,000 and $1,857,000.  As a percentage of total revenue, parts and service revenues were 17% in 2009 and 17% in 2010. Overall, Service and parts revenues decreased three percent for the first six months compared to the prior year period.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Over the past six months, both general economic conditions and capital spending patterns have been declining compared to prior year.  Although overall economic conditions have softened this year we have seen only a small impact in our sales performance so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals. For the first six months of fiscal 2010 and 2009, product sales for our company were $8,584,000 and $8,877,000. Overall, new product revenues decreased three percent for the first six months compared to the prior year period.

Over the fiscal second quarter, our medical revenues decreased one percent compared to the prior period, while over the first six month period we experienced an increase of five percent compared to the same period one year ago. This increase was due to higher sales of solutions and service. Sales of our other dialysis products remained consistent with last year’s levels, and continue to enjoy wide spread acceptance with the major dialysis providers in the U.S

During the fiscal second quarter, sales of the Datatrace brand of products decreased 11 percent from the prior year, and for the first six months decreased 18 percent compared to prior year.  The decrease in DataTrace sales during the quarter and six month period is the result of declining economic and capital spending trends which influenced some industrial customers to delay their capital equipment purchases. The second fiscal quarter was impacted by a decline in service revenue. For the six month period we have experienced declines broadly through out the product line. We are cautiously optimistic and look forward to improving Datatrace sales trends in both new product shipments and service sales in both the domestic and international markets for the second half of fiscal 2010.

Raven sales for the second quarter increased three percent compared to the second quarter of the prior year, and for the first six months increased nine percent compared to the same period last year.  The Raven biological indicator products saw sales gains for the quarter in its Prospore Ampoules business. For the first six months we have seen a significant increase in the Company’s core biological indicator strip business, Prospore Ampoules, Chemical Indicators, and consulting services.

Cost of Sales

Cost of sales as a percent of net sales during the second fiscal quarter of fiscal 2010 increased 3.0 percent from fiscal 2009 to 38.8 percent. For the six month period, cost of sales increased 3.2 percent from the prior fiscal year to 39.4 percent. Over the past two years, we have made significant strides in lowering the cost to manufacture our medical products and currently both Medical and Datatrace products enjoy margins higher than the Raven products.  Therefore, shifts in product mix toward higher sales of Medical and Datatrace products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Raven products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Over the current fiscal quarter, our Company experienced a five percent decrease in sales compared with the prior year, and for the first six months sales decreased three percent compared to prior year. Higher Raven sales for the quarter and six month period are a contributing factor to the lower gross margins. While margins are still over 60 percent, Datatrace margins are being impacted this fiscal year by lower sales, which have dropped more than fixed costs so far this year. The Company continues to monitor and implement cost reduction programs, price increases and improvements in freight cost recovery to improve gross margins.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. In the second fiscal quarter of 2010, we have incurred some costs to address the regulatory requirements of the Sarbanes — Oxley Act, and we expect additional costs over the remainder of the year. Total administrative costs were $553,000 in the current quarter compared to $635,000 for the same quarter last year, and for the first six months period administrative costs were $1,170,000 compared to $1,373,000 for the comparable period last year.

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

In dollars, selling costs were $614,000 in the second fiscal quarter and $757,000 in the same prior year quarter, and for the first six months of the fiscal year selling costs were $1,220,000 compared to $1,514,000 in the same period last year.  As a percent of sales, selling cost was 11.4% in the current quarter compared to 13.3% in the prior year quarter, and 11.8% in the current six month period compared to 14.1% for the same period last year. The decreases in sales and marketing expenses were due chiefly to cost controls in the sales and marketing effort and eliminating advertising projects with marginal returns.

Research and Development

Company sponsored research and development cost was $172,000 during the second fiscal quarter and $160,000 during the previous year period. For the first six months of fiscal 2010, research and development spending decreased to $323,000 from $333,000 in the same period one year ago. We are currently executing a strategy of increasing the flow of internally developed products.  Late in the first quarter of the previous fiscal year we introduced our new Datatrace Micropack RF product.  Unlike previous versions of the Micropack line, this product allows real time radio transmission of data in addition to logging of data as the instrument moves through a process. Currently, we continue to experience some ongoing development cost for the Micropack RF and are continuing work that expands the radio frequency technology into new markets

Net Income

Net income decreased eight percent to $1,243,000 or $.38 per share on a diluted basis during the quarter from $1,353,000 or $.42 per share on a diluted basis in the previous year period. For the first six months of the fiscal year, net income has decreased four percent to $2,269,000 or $.69 per diluted share compared to $2,370,000 or $.73 per diluted share in the same period last year. As previously discussed, gross margins decreased during the quarter and six month period. A final factor impacting net income for the quarter and six month period was lower interest income on the Company’s surplus cash due to a softening of interest rates over the past year.

Liquidity and Capital Resources

On September 30, 2009, we had cash and short term investments of $11,233,000.  In addition, we had other current assets totaling $8,723,000 and total current assets of $19,956,000.  Current liabilities of our Company were $1,065,000 which resulted in a current ratio of 19:1.

Our Company has made capital acquisitions during the first six months of the fiscal year of $312,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 15, 2009, a quarterly dividend of $.10 per common share was paid to shareholders of record on June 2, 2009, and on September 15, 2009, a quarterly dividend of $.10 per common share was paid to shareholders of record on August 28, 2009.

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

Contractual Obligations

At September 30, 2009 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.  Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the second quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 1-31, 2009	2,135	$21.94	119,767	180,233
Aug. 1-31, 2009	421	$22.29	120,188	179,812
Sept. 1-30, 2009	906	$22.53	121,094	178,906
Total 2nd Quarter	3,462	$22.14

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

ITEM 4.  Submission of matters to a vote of securities holders

The Annual Meeting of Shareholders of Mesa Laboratories, Inc. was held on September 24, 2009.  Of the 3,192,015 Shares entitled to vote, 2,521,365 were represented either in person or by proxy.  Seven Directors were elected to serve until the next Annual Meeting of Shareholders.

The seven directors elected were:

	FOR	WITHHELD
Michael T. Brooks	2,506,237	15,128
H. Stuart Campbell	2,499,033	22,332
Paul D. Duke	2,497,644	23,721
Robert V. Dwyer	2,503,296	18,069
Evan C. Guillemin	2,508,975	12,390
Luke R. Schmieder	2,504,438	16,927
John J. Sullivan, Ph.D.	2,502,867	18,498

ITEM 6. Exhibits and reports on Form 8-K

a)	Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       Reports on Form 8-K:

On August 11, 2009, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended June 30, 2009.

MESA LABORATORIES, INC.

SEPTEMBER 30, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	November 16, 2009	BY:	/s/ John J. Sullivan, Ph.D
John J. Sullivan, Ph.D.
Chief Executive Officer, President and Director

DATED:	November 16, 2009	BY:	/s/ Steven W. Peterson.
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary