Form 10-Q
period 2009-12-31
MESA LABORATORIES INC /CO
filed 2010-02-16
CIK 724004

Form 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

There were 3,200,954 shares of the Issuer’s common stock, no par value, outstanding as of January 31, 2010.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

	DEC. 31, 2009	MARCH 31, 2009
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$9,940,000	$9,111,000
Accounts Receivable, Net	3,549,000	4,323,000
Inventories, Net	4,789,000	4,499,000
Prepaid Expenses and Other	500,000	660,000

TOTAL CURRENT ASSETS	18,778,000	18,593,000

PROPERTY, PLANT & EQUIPMENT, NET	4,243,000	3,879,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	9,229,000	7,142,000

TOTAL ASSETS	$32,250,000	$29,614,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$320,000	$296,000
Accrued Salaries & Payroll Taxes	903,000	1,033,000
Other Accrued Expenses	300,000	36,000
Taxes Payable	126,000	119,000

TOTAL CURRENT LIABILITIES	1,649,000	1,484,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	528,000	528,000

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,195,442 shares (12/31/09) and 3,182,228 shares (3/31/09)	4,879,000	4,817,000
Retained Earnings	25,194,000	22,785,000

TOTAL STOCKHOLDERS’ EQUITY	30,073,000	27,602,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,250,000	$29,614,000

ITEM 1.                                                     FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	Dec. 31, 2009	Dec. 31, 2008

Sales	$5,318,000	$5,337,000

Cost of Goods Sold	2,020,000	1,903,000
Selling, General & Administrative	1,295,000	1,399,000
Research and Development	185,000	151,000
Other (Income) and Expenses	(14,000)	(16,000)
	3,486,000	3,437,000

Earnings Before Income Taxes	1,832,000	1,900,000

Income Taxes	678,000	684,000

Net Income	$1,154,000	$1,216,000

Net Income Per Share (Basic)	$.36	$.38

Net Income Per Share (Diluted)	$.35	$.38

Average Common Shares Outstanding (Basic)	3,193,000	3,182,000

Average Common Shares Outstanding (Diluted)	3,317,000	3,229,000

ITEM 1.                                                     FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	Dec. 31, 2009	Dec. 31, 2008

Sales	$15,702,000	$16,071,000

Cost of Goods Sold	6,109,000	5,786,000
Selling, General & Administrative	3,685,000	4,286,000
Research and Development	508,000	484,000
Other (Income) and Expenses	(26,000)	(79,000)
	10,276,000	10,477,000

Earnings Before Income Taxes	5,426,000	5,594,000

Income Taxes	2,002,000	2,008,000

Net Income	$3,424,000	$3,586,000

Net Income Per Share (Basic)	$1.07	$1.13

Net Income Per Share (Diluted)	$1.04	$1.11

Average Common Shares Outstanding (Basic)	3,191,000	3,177,000

Average Common Shares Outstanding (Diluted)	3,284,000	3,240,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended	Nine Months Ended
	Dec. 31, 2009	Dec. 31, 2008
Cash Flows From Operating Activities:
Net Income	$3,424,000	$3,586,000
Depreciation and Amortization	537,000	581,000
Stock Based Compensation	212,000	210,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	774,000	(439,000)
(Increase) Decrease in Inventories	(132,000)	(478,000)
(Increase) Decrease in Prepaid Expenses	160,000	202,000
Increase (Decrease) in Accounts Payable	24,000	12,000
Increase (Decrease) in Accrued Liabilities	(117,000)	(225,000)
Net Cash (Used) Provided by Operating Activities	4,882,000	3,449,000

Cash Flows From Investing Activities:
Product Line Acquired	(2,400,000)	—
Deposits	—	145,000
Capital Expenditures, Net of Retirements	(488,000)	(506,000)
Net Cash (Used) Provided by Investing Activities	(2,888,000)	(361,000)

Cash Flows From Financing Activities:
Dividends Paid	(991,000)	(954,000)
Treasury Stock Purchases	(263,000)	(106,000)
Proceeds From Stock Options Exercised	89,000	164,000
Net Cash (Used) Provided by Financing Activities	(1,165,000)	(896,000)

Net Increase (Decrease) In Cash and Cash Equivalents	829,000	2,192,000
Cash and Cash Equivalents at Beginning of Period	9,111,000	5,770,000

Cash and Cash Equivalents at End of Period	$9,940,000	$7,962,000

Supplemental disclosure of non-cash activity:

The Company acquired certain assets of Vibrac LLC during the quarter ended December 31, 2009 (Note B).

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

In May 2009, the FASB updated Topic 855 with respect to subsequent events (issued as SFAS No. 165, “Subsequent Events” prior to the implementation of ASU 2009-01).  The update does not require significant changes regarding recognition or disclosure of subsequent events but does require disclosure of the date through which subsequent events have been evaluated for disclosure and recognition.  The standard is effective for financial statements issued after June 15, 2009.  The implementation of this standard did not have a significant impact on our financial statements.  The Company has performed an evaluation of subsequent events through February 16, 2010, which is the date these financial statements were issued.

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

Note B.         ACQUISITION OF PRODUCT LINE

On December 18, 2009, Mesa announced that it had purchased the assets associated with the bottle cap torque testing products of Vibrac LLC.  The instruments acquired by Mesa include their original high-performance cap testing product, the Torqo I, along with the newer Torqo II and the innovative Smart Bottle.  The purchase price consisted of a $2,400,000 cash payment at closing, a cash payment of $158,000 in January 2010 and a $100,000 holdback amount to be paid in two equal payments on the six month and one year anniversary of closing.  The holdback amount accrues interest at three percent per annum, and the ultimate payment may be reduced as defined in the asset purchase agreement.  Assets acquired consisted of:

Inventory	$158,000
Property and Equipment	122,000
Intangibles and Goodwill	2,378,000
$2,658,000

The Company is in the process of determining fair value estimates of the assets acquired, and will adjust its valuation when it is complete.

Due to the timing of the acquisition of these products, they only made a minor contribution to sales and gross profits in the fiscal third quarter.

NOTE C.   STOCK BASED COMPENSATION

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

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended Dec. 31, 2009	Three Months Ended Dec. 31, 2008	Nine Months Ended Dec. 31, 2009	Nine Months Ended Dec. 31, 2008
Total cost of stock-based compensation charged against income before taxes	$78,000	$68,000	$212,000	$210,000
Amount of income tax benefit recognized in earnings	29,000	24,000	78,000	75,000
Amount charged against net income	$49,000	$44,000	$134,000	$135,000

Impact on net income per common share:
Basic	$0.02	$.01	$.04	$.04
Diluted	$0.01	$.01	$.04	$.04

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the statements of income for the third quarter and first nine months of fiscal 2010.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the third quarter and first nine months of fiscal 2010 and 2009 using the Black-Scholes model:

	Three Months Ended Dec. 31,		Nine Months Ended Dec. 31,
	2009	2008	2009	2008
Stock options:
Volatility	34%	33%	34%	33%
Risk-free interest rate	2.3%	2.6%	1.7-2.7%	2.6-3.6%
Expected option life (years)	5	5	5-10	5-10
Dividend yield	2.0%	1.9%	2.0%	1.7-1.9%

A summary of the option activity for the first nine months of fiscal 2010 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	358,725	$16.68	4.6
Options granted	98,800	16.76	5.0
Options forfeited	(6,655)	18.18	—
Options expired	—	—	—
Options exercised	(41,640)	11.65	—
Outstanding at Dec. 31, 2009	409,230	$17.21	4.3	$3,533,000

Exercisable at Dec. 31, 2009	155,570	$15.56	3.4	$1,599,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first nine months of fiscal 2010 was $4.43 and $6.04 in the first nine months of fiscal 2009. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $430,000 and $214,000 during the first nine months of fiscal 2010 and 2009, respectively.

A summary of the status of our unvested option shares as of December 31, 2009 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2009	225,395	$5.92
Options granted	98,800	$4.43
Options forfeited	(6,655)	$4.98
Options vested	(63,880)	$5.39
Unvested at Dec. 31, 2009	253,660	$5.50

As of December 31, 2009, there was $827,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

NOTE D.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted:

	Three Months Ended Dec.31		Nine Months Ended Dec.31
	2009	2008	2009	2008
Net income available for shareholders	$1,154,000	$1,216,000	$3,424,000	$3,586,000
Weighted avg. outstanding shares of common stock	3,193,000	3,182,000	3,191,000	3,177,000
Dilutive effect of stock options	124,000	47,000	93,000	63,000
Common stock and equivalents	3,317,000	3,229,000	3,284,000	3,240,000
Earning per share:
Basic	$0.36	$0.38	$1.07	$1.13
Diluted	$0.35	$0.38	$1.04	$1.11

For the three and nine months ended December 31, 2009 and 2008, no share and 184,000, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Note E.          SUBSEQUENT EVENTS

The Company recognizes in the financial statements the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the Condensed Balance Sheet, including the estimates inherent in the process of preparing financial statements. Subsequent events are subcategorized into two types:  recognized and non-recognized. For the period ended December 31, 2009, subsequent events have been evaluated through February 16, 2010, the date the financial statements were issued or were available to be issued.

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

Key Financial Indicators

For The Nine Months Ended December 31,

	2009	2008	2007	2006

Cash and Investments	$9,940,000	$7,962,000	$5,186,000	$2,677,000

Trade Receivables	$3,816,000	$4,525,000	$3,137,000	$3,143,000
Days Sales Outstanding	66	77	60	70

Inventory, Net	$4,789,000	$4,498,000	$4,310,000	$3,434,000
Inventory Turns	1.7	1.8	1.6	1.7

Working Capital	$17,129,000	$15,944,000	$11,750,000	$8,380,000
Current Ratio	11:1	13:1	12:1	9:1

Average Return On:
Stockholder Investments (1)	15.8%	19.0%	20.9%	19.4%
Assets	14.8%	17.8%	19.6%	17.9%
Invested Capital (2)	23.0%	25.8%	25.8%	25.0%

Net Sales	$15,702,000	$16,071,000	$13,768,000	$11,956,000
Gross Profit	$9,593,000	$10,285,000	$9,274,000	$7,529,000
Gross Margin	61%	64%	67%	63%
Operating Income	$5,400,000	$5,515,000	$5,124,000	$3,854,000
Operating Margin	34%	34%	37%	32%
Net Profit	$3,424,000	$3,586,000	$3,415,000	$2,520,000
Net Profit Margin	22%	22%	25%	21%
Earnings Per Diluted Share	$1.04	$1.11	$1.04	$.78

Capital Expenditures (Net)	$488,000	$506,000	$304,000	$1,720,000

Head Count	113.0	110.0	108.0	95.0

Sales Per Employee (Annualized)	$185,000	$195,000	$170,000	$168,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important need.  Most of the indicators above for the period ended December 31, 2009 are showing variation from the trends of the past years.  Our balance sheet trends are improving due to cost reductions and only a small decline in sales. Our return trends are showing some decline due to the growth of assets. Factors currently impacting profitability include higher sales of Raven products, lower sales of DataTrace products, and lower interest income on the Company’s invested surplus cash.

Results of Operations

Net Sales

Net sales for the third quarter of fiscal 2010 decreased less than one percent from fiscal 2009.  In real dollars, net sales of $5,318,000 in fiscal 2010 decreased $19,000 from $5,337,000 in 2009.

Net sales for the first nine months of fiscal 2010 decreased two percent from fiscal 2009.  In real dollars, net sales of $15,702,000 in fiscal 2010 decreased $369,000 from $16,071,000 in 2009.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven products are disposables and thus do not contribute to the Company’s parts and service revenue. During the first nine months of fiscal years 2010 and 2009 our Company had parts and service revenue of $2,645,000 and $2,712,000.  As a percentage of total revenue, parts and service revenues were 17% in 2010 and 2009. Overall, Service and parts revenues remained steady for the first nine months in the current and prior year period.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Over the past twelve months, both general economic conditions and capital spending patterns have been declining compared to prior year. Although overall economic conditions have softened this year we have seen little impact in our sales performance so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals.  For the first nine months of fiscal 2010 and 2009, product sales for our company were $13,057,000 and $13,359,000. Overall, new product revenues decreased two percent for the first nine months compared to the prior year period.

On December 18, 2009, Mesa announced that it had purchased the assets associated with the bottle cap torque testing products of Vibrac LLC.  The instruments acquired by Mesa include their original high-performance cap testing product, the Torqo I, along with the newer Torqo II and the innovative Smart Bottle.  Under the terms of the agreement, Mesa agreed to pay approximately $2,658,000, and Vibrac has agreed to manufacture these products for a one year period.  Due to the timing of the acquisition of these products, they only made a minor contribution to sales and gross profits in the fiscal third quarter.

During the third quarter and first nine months of fiscal 2010, sales of the Company’s medical products and services increased one and four percent, respectively, compared to the prior year periods.  For both the quarter and the nine month period, single digit declines in shipments of the meter products have been more than off set by double digit increases in standard solutions and meter accessories.

For the quarter, DataTrace sales decreased 10 percent compared to the same period last year, while sales decreased 16 percent for the nine month period compared to the same period last year, continuing last quarter’s trend of recovery as capital spending patterns have improved since the first quarter of this fiscal year.  During the quarter and first nine month periods, sales of the newer Micropack RF products have increased significantly, but these increases are being more than offset by a decrease in Humidity Tracers.

During the third quarter and first nine months of fiscal 2010 sales of Raven biological indicator products increased four percent and eight percent, respectively, compared to the prior year period.  The increase in Raven sales for both the quarter and nine month periods was due to increases in sales of the biological indicator and chemical indicator products, which were partially offset by decreases in accessories and contract consulting.

Cost of Sales

Cost of sales as a percent of net sales during the third fiscal quarter increased 2.3 percent from fiscal 2009 to 38.0 percent. For the nine month period, cost of sales increased 2.9 percent from the prior fiscal year to 38.9 percent. Over the past two years we have made significant strides in lowering the cost to manufacture our medical products and currently both Medical and Datatrace products enjoy margins higher than the Raven products. Therefore, shifts in product mix toward higher sales of Medical and Datatrace products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Raven products will normally produce the opposite effect on cost of goods sold expense and gross margins.

Profitability for the third quarter and nine month periods of fiscal 2010 was down compared to the prior fiscal year due chiefly to the decrease in revenues and a shift in overall product mix between the DataTrace Logger and Raven Biological Indicator product lines.  While Cost of Goods have increased during the year as a percent of sales, these increases are being significantly offset by decreases in our operating expenses.

Over the current fiscal quarter and first nine month period, our Company experienced flat sales compared with the prior year, and for the first nine months decreased two percent compared to prior year. Margins decreased in the third quarter due to the 10 percent decrease in DataTrace sales and a four percent increase in Raven sales.  Margins also decreased in the periods due to a more competitive pricing environment for Datatrace products.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. In the third fiscal quarter of 2010, we have incurred some costs for due diligence procedures preformed related to the assets purchase from Vibrac LLC. Total administrative costs were $658,000 in the current quarter compared to $614,000 for the same quarter last year, and for the first nine months period administrative costs were $1,828,000 compared to $1,987,000 for the comparable period last year.

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

In dollars, selling costs were $637,000 in the third fiscal quarter and $785,000 in the same prior year quarter, and for the first nine months of the fiscal year selling costs were $1,857,000 compared to $2,299,000 in the same period last year.  As a percent of sales, selling cost was 12.0% in the current quarter compared to 14.7% in the prior year quarter, and 11.8% in the current nine month period compared to 14.3% for the same period last year. The decrease in sales and marketing expenses were due chiefly to cost controls in the sales and marketing effort and eliminating advertising projects with marginal returns.

Research and Development

Company sponsored research and development cost was $185,000 during the third fiscal quarter and $151,000 during the previous year period. For the first nine months of fiscal 2010, research and development spending increased to $508,000 from $484,000 in the same period one year ago. We are currently implementing a strategy of increasing the flow of internally developed products.  Late in the first quarter of last fiscal year we introduced our new Datatrace Micropack RF product.  Unlike previous versions of the Micropack line, this product allows real time radio transmission of data in addition to logging of data as the instrument moves through a process. Currently, we continue to experience some ongoing development cost for the Micropack RF and are continuing work that expands the radio frequency technology into new markets.

Net Income

Net income decreased five percent to $1,154,000 or $.35 per share on a diluted basis during the quarter from $1,216,000 or $.38 per share on a diluted basis in the previous year period. For the first nine months of the fiscal year, net income has decreased five percent to $3,424,000 or $1.04 per diluted share compared to $3,586,000 or $1.11 per diluted share in the same period last year. As previously discussed, gross margins decreased during the quarter and nine month period. A final factor impacting net income for the quarter and nine month period was lower interest income on the Company’s surplus cash due to a softening of interest rates over the past year.

Liquidity and Capital Resources

On December 31, 2009, we had cash and short term investments of $9,940,000.  In addition, we had other current assets totaling $8,838,000 and total current assets of $18,778,000.  Current liabilities of our Company were $1,649,000 which resulted in a current ratio of 11:1.

On December 18, 2009, Mesa announced that it had purchased the assets associated with the bottle cap torque testing products of Vibrac LLC.  The instruments acquired by Mesa include their original high-performance cap testing product, the Torqo I, along with the newer Torqo II and the innovative Smart Bottle.  Under the terms of the agreement, Mesa agreed to pay approximately $2,658,000, and Vibrac has agreed to manufacture these products for a one year period.  Due to the timing of the acquisition of these products, they only made a minor contribution to sales and gross profits in the fiscal third quarter.

Our Company has made capital acquisitions during the first nine months of the fiscal year of $488,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends. On June 15, 2009, a quarterly dividend of $.10 per common share was paid to shareholders of record on June 2, 2009, on September 15, 2009, a quarterly dividend of $.10 per common share was paid to shareholders of record on August 28, 2009, and on December 15, 2009, a quarterly dividend of $.11 per common share was paid to shareholders of record on November 30, 2009.

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

Contractual Obligations

At December 31, 2009 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. In addition, the Company is liable for payments to Vibrac LLC of approximately $258,000 of which $158,000 was paid in January, 2010 with the remainder being a $100,000 holdback amount to be paid in two equal payments June 2010 and in December 2010.

Forward Looking Statements

All statements other than statements of historical fact included in this annual report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements. Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; changes in capital spending trends; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; competition in the biological indicator market; competition in the bottle cap torque testing market; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and change in business strategy.  We do not intend to update these forward looking statements.  You are advised to review the “Additional Cautionary Statements” provided in our Company’s most recent Form 10-K filing with the SEC for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Share Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
Oct. 1-31, 2009	779	$23.32	121,873	178,127
Nov. 1-30, 2009	5,037	$24.10	126,910	173,090
Dec, 1-31, 2009	50	$24.23	126,960	173,040
Total 3rd Quarter	5,866	$24.00

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

b)       Reports on Form 8-K:

On November 11, 2009, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended September 30, 2009.

MESA LABORATORIES, INC.

DECEMBER 31, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	February 16, 2010	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer, President and Director

DATED:	February 16, 2010	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and Secretary