Form 10-Q/A
period 2009-06-30
MESA LABORATORIES INC /CO
filed 2010-05-28
CIK 724004

Form 10-Q/A

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q is being amended in Item 6. Exhibits and Reports on Form 8-K solely for the purpose of filing amended and currently dated Certifications as Exhibits 31.1 and 31.2.

Item 6(a)                                 Exhibits

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

MESA LABORATORIES, INC.
(Issuer)

DATED:	May 28, 2010	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President and Director

DATED:	May 28, 2010	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary