Form 10-K
period 2010-03-31
MESA LABORATORIES INC /CO
filed 2010-06-29
CIK 724004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark  one)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

        The aggregate market value, as of September 30, 2009, (the last business day of the registrant’s second quarter) of the common stock of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $41,478,763.

The number of outstanding shares of the common stock as of May 31, 2010 was 3,210,155.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2010 Annual Meeting of Shareholders

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

Mesa’s executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Introduction

Mesa Laboratories, Inc. (hereinafter referred to as the “Company” or “Mesa”) was incorporated as a Colorado corporation on March 26, 1982.  The Company designs, manufactures and markets instruments and disposable products utilized in connection with industrial applications and healthcare.  For industrial applications, which includes pharmaceutical, food and beverage, medical devices, and petrochemical, the Company presently markets the DATATRACE® data logging systems, NUSONICS® Concentration Analyzers, Pipeline Interface Detectors and Flow Meter products, TORQO motorized torque testing system and RAVEN and SGM BIOTECH Biological Indicators. For healthcare applications, the Company markets Dialysate Meters used in kidney dialysis and RAVEN and SGM BIOTECH Biological Indicators, which are used by hospitals and dental offices to assure sterility.  The Company is continually performing research and development to expand the application of its technology.

On April, 27, 2010, the Company completed the purchase of SGM BIOTECH, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM BIOTECH for a cash payment of $11,722,000.  After the completion of the acquisition the Company repaid $278,000 of loans owed to the shareholders of SGM BIOTECH.  On April 30, 2010, the Company also completed the acquisition of the facility that houses the SGM BIOTECH operations for $2,150,000.  To finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 which was fully utilized at April 30, 2010, and a revolving line of credit for $4,000,000 of which $1,521,000 was utilized at April 30, 2010.

DATATRACE® Data Loggers

The DATATRACE products are self-contained, wireless, high precision, data loggers that are used in critical manufacturing, quality control, and transportation applications.  They are used to measure temperature, humidity and pressure inside a process or inside a product during manufacturing.  In addition, the DATATRACE products can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications.  The product line consists of individual data loggers, PC interface and software and various accessories.  A customer typically purchases a large number of data loggers along with a single PC interface and the software package. Specifically, the customer can purchase either the wireless Micropack III (MPIII) data loggers or the

Micropack Radio Frequency (MPRF) transmitting data loggers. Both DataTrace models work with the Data Trace Radio Frequency (DTRF) software package.

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

The MPIII line is much smaller, has improved hardware compared to previous DataTrace loggers, has embedded software, includes a rapid read optical interface, and operates over a wide temperature range. The MPRF models include all the features and performance improvements of the MPIII version and adds the capability to transmit data to a PC in real time through the proprietary DTLinc RF network.  The ability to view process or validation data instantly saves valuable time, and it can prevent costly processing mistakes. The DataTrace RF system allows the user to see results immediately and make appropriate decisions as necessary.

While there are a variety of different types of wireless data loggers available on the market, there are only a few that are rated as “intrinsically safe” and can operate at elevated temperatures, like the DATATRACE products.  These are important differentiating factors for the DATATRACE products in the marketplace, and consequently, they are used by companies to control their most critical processes.  Due to their higher accuracy and precision, along with the importance of the processes they are used to control, an important component of the DATATRACE product line is the calibration service that is provided by Mesa.  Typically, each DATATRACE data logger is calibrated by Mesa’s calibration laboratory prior to shipment and then annually, for a re-certification fee, to verify its accuracy.  For instance, the MPIII/MPRF temperature data loggers have an operating range of -80 oC to +400 oC and can be calibrated to an accuracy of +/- 0.1oC over a portion of this range.  This allows the DATATRACE loggers to be used to conduct quality control on critical processes, such as sterilization, one of the most important applications.

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

Raven has expanded its industrial product line by adding a biological indicator product for Chlorine Dioxide (ClO2) gas decontamination/sterilization. This increasingly popular process is often used with biological safety cabinets, medical devices and animal cages among other uses. Raven has also made some improvements in its existing products. ProTest, Raven’s self-contained biological indicator for steam, is now cleared to be used in flash cycles (3 minutes and 10 minutes at 132° flash gravity displacement cycles) which are extremely important in healthcare and clinical settings for the immediate sterilization of instruments. This change makes Raven more competitive in the healthcare industry.

SGM BIOTECH Biological Indicators

In April 2010, the Company acquired SGM Biotech, Inc. of Bozeman, Montana.  The SGM BIOTECH product line consists of Biological Indicators (BI) used to assess the effectiveness of sterilization processes, including steam, gas (such as ethylene oxide), and radiation.  BI’s consist of resistant spores of certain microorganisms which are applied on a convenient substrate.  The spores are well characterized in terms of numbers and resistance to sterilization.  In use, the BI is exposed to a sterilization process and then tested to determine the presence of surviving organisms.  SGM BIOTECH’s line of BI’s includes both spore strips, which require post-processing transfer to a growth media, self-contained products which have the growth media already pre-packaged in crushable ampoules, industrial use BI’s, and culture media.  SGM BIOTECH products are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization.  Key markets for SGM BIOTECH include healthcare such as dental offices and hospitals, and industrial such as medical device and pharmaceutical manufacturing.

In addition to Biological Indicators, the Company offers Contract and Testing Services to industrial companies for the development of sterilization processes.  These testing services include organism identification, population verification, sterilization process development and custom BI production.

The SGM BIOTECH line of Biological Indicators is very similar to the RAVEN Biological Indicator line, and are distinguished in the marketplace by their high level of quality, consistency and flexibility.  The number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization.  During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.  The SGM BIOTECH products are registered medical devices manufactured under ISO 13485 controlled processes.  They are developed and used according to the guidelines developed under the auspices of the Association for the Advancement of Medical Instrumentation (AAMI), which are adopted as the worldwide standard under the International Standards Organization (ISO).

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

The dialysis meters designed for use by dialysis nurses are known primarily for their ease of use and include the pHoenix, Hydra, and NEO-STAT+ models.  Incorporating a patented, built-in syringe sampling system, these meters are used as the final quality control check on the dialysate just prior to starting a treatment.  Their design allows the nurse to quickly and easily draw a small sample of the dialysate into the meter for measurement, and management believes that they have become the most popular meter in the point-of care testing in dialysis clinics. The pHoenix meter is the newest syringe sampling meter Mesa has introduced to the marketplace and is the leading seller by far of the three (3) hand held meter choices.

In addition to the dialysate meters, the Company markets a line of calibration standard solutions for use in dialysis clinics for calibration and testing.  These standard solutions are regularly consumed by the dialysis clinics and this, along with calibration services, represents a recurring revenue stream for the Medical product line.

TORQO Products

The company’s torque testing system is a durable and reliable computerized cap torque analyzer, which is setting a new standard for torque measurement throughout the packaging industry. With its on-board microprocessor, the TORQO makes torque testing simple, accurate and affordable. It is easy to use, easy to set up, easy to move and mostly maintenance free. Tooling is available for any threaded closure - including child resistant caps - and the TORQO’s compact size delivers and stores precise results at the touch of a button.

The TORQO’s appeal is high accuracy and consistency of measurement. Different operators will apply different forces to manual torque measuring devices, and the force applied directly relates to the torque measured. When torque is measured by using a manual torque meter, an operator’s hand is responsible for applying the twisting force to the cap in order for the cap to rotate to the removal point or application point. At this point, torque data is recorded and displayed on the torque measurement device. During this process, an increase in the force applied by the operator to the cap, or an increase in the speed at which the force is applied, will result in an increase in the measured torque of the cap, and vice-versa. In order for accurate and reliable data to be obtained, each operator must apply precisely the same amount of force to the cap, testing cycle after testing cycle. With a motorized torque testing system like the TORQO, the force applied to a cap is precisely the same in each testing cycle, regardless of who may be operating the machine, or how strong they may be.

The TORQO system provides the information that helps the operator track events - and potential problems - during the manufacturing process. TORQO stores data by capping head number, making trends easily recognizable, so that corrections can be performed in a timely fashion. Because the test results are automatically stored, manual recording errors are eliminated and verification of the testing process becomes easy.

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

The NUSONICS products have been subject to strong competition in the marketplace in recent years primarily from larger, well established process control companies.  Consequently, sales of NUSONICS products have decreased and currently represent less than 3% of the Company’s total revenue.  Today, most sales are made to existing NUSONICS customers who are replacing or adding to their current infrastructure.

Manufacturing

The Company assembles the MEDICAL, RAVEN, SGM BIOTECH and DATATRACE products at its facilities in Lakewood, Colorado, Bozeman, Montana and Omaha, Nebraska.  Currently the TORQO product line is manufactured in Amherst, New Hampshire but we plan to move all TORQO manufacturing to the Lakewood facility by approximately December, 2010. The Company’s electronic products are manufactured primarily by assembling products from purchased components and testing the final products prior to release.  The RAVEN and SGM BIOTECH products are manufactured by growing microbiological spores from raw materials, assembling the finished products through a series of process steps, and testing the finished Biological Indicators using established quality control tests.

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

Marketing and Distribution

The Company’s domestic sales of its MEDICAL and DATATRACE products are generated by its direct sales and marketing staff, while outside the U.S., a number of distributors are utilized.  The Company’s TORQO, SGM BIOTECH and RAVEN products are distributed both directly, through a sales and marketing staff to end users and through a series of distributors both domestically and outside the U.S.  International sales for all products are conducted through over 100 distributors.  During the fiscal year ended March 31, 2010, approximately 73% of sales have been domestic and 27% have been international to countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico.

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

RAVEN and SGM BIOTECH customers include various companies providing sterility assurance testing to the dental office market, hospitals, contract sterilizing services and various industrial users involved in pharmaceutical and medical device manufacturing.  The Company’s marketing focuses on providing high quality test products in a variety of different formats, which minimize incubation and test result time.

TORQO customers include numerous users in the food, beverage and pharmaceutical bottling markets who utilize the product primarily on their high speed filling lines for torque testing the caps as a quality control verification. The emphasis of the Company’s marketing effort is to offer a quality product and demonstrate an ROI that provides a non-destructible cap torque test so as to allow for the products being tested to be put back on the production line and therefore incur no loss of product value.

NUSONICS® customers include various industries such as water treatment, manufacturing, HVAC and petroleum product transportation.  The Company’s marketing efforts are focused on offering flow measurement and concentration monitoring in difficult environments where noninvasive monitoring techniques are required.

During the fiscal year ended March 31, 2010, one customer represented approximately 14% of the Company’s revenues and approximately 10% of the Company’s accounts receivable balance.  During the fiscal year ended March 31, 2009, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.

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

Companies with which Mesa’s dialysis products compete include Myron L Company and IBP Medical GmbH.  Companies with which Mesa’s DATATRACE® data logger products compete include GE Kaye, Ellab and TMI Orion.  Companies with which RAVEN’s and SGM BIOTECH’s biological indicator products compete include 3M and Steris.  Companies with which Mesa’s NUSONICS® products compete include Controlotron, Badger Meter, Rosemount, and GE Panametrics. Companies with which Mesa’a Torqo torque testing product competes with include SureTorque, Mecmesin and Steinfurth.

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

Employees

On March 31, 2010, the Company had a total of 112 employees, of which 112 were full-time employees. Currently, 23 persons are employed for marketing and sales, six for research and development, 72 for manufacturing and quality assurance and 11 for administration.

Additional Information

For the fiscal years ended March 31, 2010 and 2009, Mesa spent $669,000 and $636,000, respectively, on Company-sponsored research and development activities.

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

The Company has been issued patents for its DATATRACE® temperature recording devices, its NUSONICS® sonic flow measurement and sonic concentration monitoring products and its pHoenix, Hydra and NeoStat+ dialysis meters and its RAVEN and SGM BIOTECH biological indicators.  Several of these patents have now expired.  Failure to obtain patent protection on the Company’s remaining products may have a substantial adverse effect upon the Company since there can be no assurance that other companies will not develop functionally similar products, placing the Company at a competitive disadvantage.  Further, there can be no assurance that patent protection will afford protection against competitors with similar inventions, nor can there be any assurance that the patents will not be infringed or designed around by others.  Moreover, it may be costly to pursue and to prosecute patent infringement actions against others, and such actions could interfere with the business of the Company.

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

We are utilizing variable rate financing.

We have initiated a credit facility of $7,000,000 which is split between a 36 month reducing line of credit of $3,000,000 and a one year revolving line of credit of $4,000,000.  Both of these lines of credits have variable interest rates which are calculated daily at one percent under the national prime rate of the Bank of Oklahoma and are subject to a 3.25 percent floor.  A change in interest rate market conditions could increase the Company’s interest costs in the future.

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

•                                          timing of expenditures;

•                                          variation in capital spending trends of our customers;

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

•                                          price competition for key products; and

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

Item  1B.  Unresolved Staff Comments

Not Applicable

ITEM 2.  PROPERTIES

Mesa owns its 39,616 square foot facility at 12100 W. 6th Avenue, Lakewood, Colorado 80228.  All Datatrace, Medical and Nusonics manufacturing, warehouse, marketing, research and general corporate administrative functions are based at this location.  We currently plan to move our Torqo manufacturing into our Lakewood, CO facility by December 2010.  The facility is approximately 80% utilized and the Company currently utilizes only one shift.  The Company also owns an approximately 28,000 square foot facility at 8607 Park Drive, Omaha, Nebraska 68127.  All RAVEN product manufacturing, warehouse, marketing, research and administrative functions are based at this location.  The facility is currently 95% utilized and the Company currently utilizes only one shift.  On April 30, 2010, the Company completed the acquisition of the approximately 21,500 square foot facility that houses its new SGM Biotech operations.  All SGM Biotech product manufacturing, warehouse, marketing, research and administrative functions are based at this location.  The facility is located at 10 Evergreen Drive, Bozeman, Montana 59715 and it is currently 95% utilized and the Company currently utilizes only one shift.

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

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)                                  Mesa’s common stock is traded on the Nasdaq Global Market under the symbol “MLAB”.  For the last two fiscal years, the high and low closing sales prices of the Company’s common stock as reported to the Company by Nasdaq were as follows:

Quarter Ended	High	Low	Dividend
June 30, 2008	$24.40	$19.95	$.10
September 30, 2008	$24.65	$20.43	$.10
December 31, 2008	$22.55	$16.26	$.10
March 31, 2009	$20.25	$14.55	$.10

June 30, 2009	$22.30	$16.60	$.10
September 30, 2009	$22.97	$19.93	$.10
December 31, 2009	$26.27	$22.78	$.11
March 31, 2010	$28.80	$25.12	$.11

The Nasdaq Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b)                                 As of March 31, 2010, there were approximately 1200 record and beneficial holders of Mesa’s common stock.

(c)                                  During the fiscal year ended March 31, 2010, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(d)                                 We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

			Total Share Purchased	Remaining Shares
	Shares	Avg. price	as Part of Publicly	to Purchase
	Purchased	Paid	Announced Plan	Under Plan
January 1- 31, 2010	240	$27.24	127,200	172,800
February 1- 28,2010	—	—	127,200	172,800
March 1 – 31, 2010	—	—	127,200	172,800
Total Fourth Quarter	240	$27.24

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up to 300,000 of the Company’s common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

Equity Compensation Plan Information as of March 31, 2010

	No. of securities to be	Weighted-average	Number of securities
	Issued upon exercise of	exercise price of	remaining for future
Plan Category	Outstanding options	outstanding options	issuance under plan

Equity compensation plans approved by security holders	391,765	$17.37	201,570

Equity compensation plans not approved by security holders	—	—	—

Total	391,765	$17.37	201,570

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth the Company’s selected historical financial data for each of the five years for the period ended March 31. The selected historical financial data set forth below has been derived from our audited financial statements included elsewhere in this annual report on Form 10-K. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and related notes included elsewhere in this annual report on Form 10-K.

(Dollars in thousands, except EPS)	2010	2009	2008	2007	2006
Operational Data
Net Sales	$21,929	$21,536	$19,558	$17,242	$11,583
Gross Profit	$13,194	$13,817	$12,858	$10,895	$7,437
Gross Margin	60%	64%	66%	63%	64%
Operating Income	$7,368	$7,608	$7,061	$5,659	$4,110
Operating Margin	34%	35%	36%	33%	35%
Net Profit	$4,769	$4,790	$4,610	$3,958	$2,805
Net Profit Margin	22%	22%	24%	23%	24%
Earnings Per Diluted Share	$1.45	$1.48	$1.41	$1.22	$.92
Financial Position Data
Cash and Investments	$10,471	$9,111	$5,770	$3,346	$5,711
Trade Receivables (net)	$4,421	$4,307	$3,875	$3,817	$2,425
Inventory (net)	$4,820	$4,499	$4,020	$3,297	$2,374
Current Assets	$20,474	$18,593	$14,411	$10,842	$10,955
Working Capital	$18,530	$17,109	$12,824	$9,373	$9,753
Current Ratio	11:1	13:1	9:1	7:1	9:1
Total Assets	$33,639	$29,614	$25,533	$22,354	$16,450
Current Liabilities	$1,944	$1,484	$1,587	$1,469	$1,202
Total Liabilities	$2,442	$2,012	$1,794	$1,631	$1,531
Total Stockholders’ Equity	$31,197	$27,602	$23,739	$20,723	$14,919
Average Return Data
Stockholder Investment (1)	16%	19%	21%	22%	19%
Assets	15%	17%	19%	20%	17%
Invested Capital (2)	24%	26%	26%	29%	31%

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

Key Financial Indicators

	2010	2009	2008	2007
Cash and Investments	$10,471,000	$9,111,000	$5,770,000	$3,346,000

Trade Receivables	$4,641,000	$4,587,000	$4,075,000	$4,017,000
Days Sales Outstanding	61	74	60	63

Inventory (Net)	$4,820,000	$4,499,000	$4,020,000	$3,297,000
Inventory Turns	1.8	1.8	1.8	1.9

Working Capital	$18,530,000	$17,109,000	$12,824,000	$9,373,000
Current Ratio	11:1	13:1	9:1	7:1

Average Return On:
Stockholder Investment (1)	16.2%	18.7%	20.7%	22.2%
Assets	15.1%	17.4%	19.3%	20.4%
Invested Capital (2)	23.7%	25.8%	25.8%	29.2%

Net Sales	$21,929,000	$21,536,000	$19,558,000	$17,242,000

Gross Profit	$13,194,000	$13,817,000	$12,858,000	$10,895,000
Gross Margin	60%	64%	66%	63%
Operating Income	$7,368,000	$7,608,000	$7,061,000	$5,659,000
Operating Margin	34%	35%	36%	33%
Net Profit	$4,769,000	$4,790,000	$4,610,000	$3,958,000
Net Profit Margin	22%	22%	24%	23%
Earnings Per Diluted Share	$1.45	$1.48	$1.41	$1.22

Capital Expenditures (Net)	$586,000	$676,000	$207,000	$1,780,000

Head Count	112	111	113	100
Sales Per Employee	$196,000	$194,000	$173,000	$172,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  Most of the indicators above have declined small amounts in the most recent fiscal year. A small decrease in net profit margin combined with increasing balance sheet levels during fiscal 2010 caused the average return calculations to decrease in the current fiscal year. Our company saw a small decrease in net profit margin in fiscal 2010 due to a decrease in gross profit margins and decreased interest income on invested cash due to lower interest rates.

Results of Operations

Net Sales

Net sales for fiscal 2010 increased two percent from fiscal 2009, and net sales for fiscal 2009 increased 10 percent from fiscal 2008.  In dollars, net sales of $21,929,000 in fiscal 2010 increased $393,000 from $21,536,000 in 2009, and net sales of $21,536,000 in fiscal 2009 increased $1,978,000 from $19,558,000 in 2008.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven products are disposables and thus do not contribute to the Company’s parts and service revenue.   During fiscal years 2010, 2009 and 2008 our Company had parts and service revenue of $3,560,000, $3,642,000 and $3,499,000.  As a percentage of total revenue, parts and service revenues were 16% in 2010, 17% in 2009 and 18% in 2008.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends, competition and the introduction of new products .  New products released to the market over the past five fiscal years include the 90XL Dialysate Meter for kidney dialysis which was introduced late in fiscal 2006, and the Datatrace RF System which was introduced in early fiscal 2009.  For fiscal years 2010, 2009 and 2008, product sales for our company were $18,369,000, $17,894,000 and $16,059,000.

During the twelve months of fiscal 2010, sales of the Company’s Medical products and services increased two percent compared to the prior year periods.  For the twelve month period, increases in shipments of meter accessories, standard solutions and parts and service were partially offset by a decrease in meter sales compared to prior year.

Sales for the twelve month period saw declines in Micropack III products and service which were partially offset by increased sales of the Micropack RF products.  For the fourth quarter, Datatrace sales increased 24 percent compared to the same period last year, reducing the sales decrease to seven percent for the twelve month period compared to the same period last year.  During most of fiscal 2010, capital spending was impacted negatively by the recession, but we have seen a recovery during the fourth quarter ended March 31, 2010 as many major customers moved into a new budget year.

During the twelve months of fiscal 2010, sales of Raven biological indicator products increased seven percent compared to the prior year period.  The increase in Raven sales for the twelve month period was due to increases in sales of disposable biological indicator and chemical indicator products.  Most Raven sales are made to customers in medical related industries and did not suffer decline as a result of the recession.  Sales during fiscal 2010 also benefited from increased production capabilities and automation, which is allowing our company to better penetrate the market with additional product size configurations and increased production of key products.

Since the acquisition of the Torqo bottle cap testing equipment late in December 2009, shipments have totaled $330,000.  Over the same period, orders for the Torqo products were just under $550,000.  Like our other capital equipment products, we have seen strong order rates for the Torqo products in the quarter ended March 31, 2010, and we expect to see this product line make larger contributions to sales during fiscal 2011.

During fiscal 2010, sales of the Nusonics line of ultrasonic fluid measurement systems decreased 19 percent. The Nusonics products currently contribute less than three percent of the Company’s total sales and are not expected to grow in the future.

During fiscal 2009, sales of the Company’s medical products and services increased 16% for the fiscal year compared to the prior year period.  For the year, Medical saw increased sales of meter products, disposables and service, which were partially offset by lower sales of the discontinued dialyzer reprocessor.  Sales of our new 90XL Meter continued to progress well during fiscal 2009.

During fiscal 2009, sales of Datatrace data logger products performed at the same level as the prior year.  For the year, DataTrace products did not experience an increase in sales due to existing economic trends which influenced some industrial customers to delay their capital equipment purchases. Sales for the twelve month period saw small declines though the various categories of Micropack III products which were off-set by increased sales of the new Micropack RF products.

Fiscal 2009 sales of Raven biological indicator products increased 15 percent compared to the prior year period.  In fiscal 2009, Raven experienced an increase in biological indicator and chemical indicator sales.  Sales during fiscal 2009 benefited from increased production capabilities and automation, which is allowing our company to better penetrate the market with increased production of key products.

During fiscal 2009, sales of the Nusonics line of ultrasonic fluid measurement systems increased by three percent compared to prior year. Sales of these products remained stable, but Nusonics products currently contribute less than four percent of the Company’s total sales and are not expected to grow in the future.

Cost of Sales

Cost of sales as a percent of net sales in fiscal 2010 increased 4.0 percentage points from fiscal 2009 to 39.8 percent, and in fiscal 2009 increased 1.5 percentage points from fiscal 2008 to 35.8 percent from 34.3 percent.  Most of our products enjoy gross margins in excess of 50 percent.  Due to the fact that the dialysis products have sales concentrated with several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products.  Also, due to the nature of the market for biological indicators, the Raven products produce gross margins lower than Datatrace and Medical.  Therefore, shifts in product mix toward higher sales of Datatrace and Medical products will tend to produce lower cost of sales expense and higher gross margins while shifts toward higher sales of Raven products will normally produce the opposite effect on cost of sales expense and gross margins.

During fiscal 2010, our Company saw increases in Datatrace cost of sales as a percent of sales due to lower Datarace sales. This has combined with a shift in overall product mix between the Datatrace Logger and Raven Biological Indicator product lines resulting in a lower gross margin for the overall Company. The acquisition of the Torqo products also has had a negative effect on margins due to the use of Vibrac, LLC to manufacture these products for the first year.  Once manufacturing of the Torqo products is consolidated at our Lakewood, CO facility we will expect to see cost of sales decline to less than 50 percent as a percent of sales.  While cost of sales have increased during the year as a percent of sales, these increases are being significantly offset by decreases in our operating expenses. The Company continues to monitor and implement cost reduction programs, price increases and improvements in freight cost recovery.

During fiscal 2009, our Company saw an increase in costs of sales due to flat Datatrace sales as a result of the economic downturn, and increases in Raven and Medical products.  The Company continued to monitor and implement cost reduction programs, price increases and improvements in freight cost recovery.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs.  Total administrative costs were $2,541,000 in fiscal 2010, $2,522,000 in fiscal 2009 and $2,420,000 in fiscal 2008, which represents a $19,000 increase from fiscal 2009 to fiscal 2010 and a $102,000 increase from fiscal 2008 to fiscal 2009.  During fiscal 2010, we saw increases in professional fees related to acquisitions, which were partially offset by a decrease in amortization expense.  As we progress into fiscal 2011, we expect to see a significant rise in amortization expense due to the Torqo acquisition and the recently completed SGM Biotech, Inc. acquisition.  Fiscal 2009 general and administrative costs increased due to general increases in operating costs and the addition of a Controller position.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, costs will tend to be higher as a percent of sales due to higher advertising development and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in mix between international and domestic sales may influence selling and marketing costs.  One other major influence on selling and marketing costs is the mix of domestic dialysis product sales to all other domestic sales.  Domestic dialysis product sales are made by direct telemarketing representatives, which gives us a lower cost structure, when compared to the field salesman and independent representative sales channels utilized by our other products.  Through fiscal 2010 and fiscal 2009 the Company continued to focus additional resources on its selling and marketing efforts.  Since acquiring the Torqo bottle cap testing line we have been incorporating this line of products into our Datatrace direct sales channel for domestic sales.

In dollars, selling and marketing costs were $2,616,000 in fiscal 2010, $3,051,000 in fiscal 2009 and $2,845,000 in fiscal 2008.  As a percent of sales, selling cost were 11.9 percent in fiscal 2010, 14.2 percent in fiscal 2009 and 14.5 percent in fiscal 2008.  During both fiscal 2010 and 2009, selling and marketing costs as a percent of sales declined.  Fiscal 2010 selling and marketing costs declined due to a small decline in head count and a reduction of trade show costs during the fiscal year.  Fiscal 2009 selling and marketing costs declined as a percent of sales due to sales increasing at a rate slightly higher than the growth of costs.

Research and Development

Company sponsored research and development cost was $669,000 in fiscal 2010, $636,000 in fiscal 2009 and $532,000 in fiscal 2008. We are currently executing a strategy of increasing the flow of internally developed products. Late in the first quarter of fiscal 2009, the Datatrace Micropack RF product was introduced, and on-going research to introduce this technology into the environmental monitoring segment of the market has proceeded during fiscal 2010. Most of our work during fiscal 2008 was focused on the development of the new Micropack RF products as part of our Datatrace line.

Net Income

Net income decreased to $4,769,000 or $1.45 per share on a diluted basis in fiscal 2010 from $4,790,000 or $1.48 per share on a diluted basis in fiscal 2009, and fiscal 2009 increased from $4,610,000 or $1.41 per share on a diluted basis in fiscal 2008.  During fiscal 2010 profitability was impacted chiefly by an increase in cost of sales and a decrease in interest income, which was mostly offset by a decrease on sales and marketing costs and a decrease in income tax expense due to a decrease in state income taxes.  For the fiscal year 2009, Mesa experienced net income growth of four percent, which was behind the sales growth rate of 10 percent for the fiscal year. This lower profitability growth in fiscal 2009, was due to flat Datatrace product growth and higher cost of sales

Liquidity and Capital Resources

On March 31, 2010, we had cash and cash equivalents of $10,471,000.  In addition, we had other current assets totaling $10,003,000 and total current assets of $20,474,000.  Current liabilities of our Company were $1,944,000 which resulted in a current ratio of 11:1.  For comparison purposes at March 31, 2009, we had cash and short term investments of $9,111,000, other current assets of $9,482,000, total current assets of $18,593,000, current liabilities of $1,484,000 and a current ratio of 13:1.

On December 18, 2009, Mesa announced that it had purchased the assets associated with the bottle cap torque testing products of Vibrac, LLC.  The instruments acquired by Mesa include their original high-performance cap testing product, the Torqo I, along with the newer Torqo II and the innovative Smart Bottle.  Under the terms of the agreement, Mesa agreed to pay approximately $2,678,000 in total, and Vibrac has agreed to manufacture these products for a one year period.  Currently, the Company owes a holdback amount of $100,000 to Vibrac, LLC, which is to be paid in equal installments at June and December 2010.  Due to the timing of the acquisition of these products, they only made a minor contribution to sales and gross profits in the fiscal year.

Our Company has made capital acquisitions of $586,000 in fiscal 2010, and $676,000 in fiscal 2009. Fiscal 2009 included approximately $444,000 expended on equipment to automate certain manufacturing processes for our Raven products.

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

During fiscal 2010, the Company paid regular quarterly dividends of $.10 per share of common stock during the first two quarters of the year and increased the quarterly dividend rate to $.11 per share of common stock during the last two quarters of the fiscal year.  Total dividends paid during fiscal 2010 were $.42 per share of common stock.  For fiscal year 2009, dividends totaled $.40 per common share of stock.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds and short-term treasuries.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

At the end of fiscal 2010, the Company did not maintain a line of credit or any other form of debt.  Nor did the Company guarantee the debt of any other entity.  The Company has maintained a long history of surplus cash flow from operations.  This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and has been partially utilized to fund past special dividends.

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for a cash payment of $11,722,000.  After the completion of the acquisition the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  On April 30, 2010, the Company also completed the acquisition of the facility that houses the SGM Biotech operations for $2,150,000.  To finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 which was fully utilized at April 30, 2010, and a revolving line of credit for $4,000,000 of which $1,521,000 was utilized at April 30, 2010.

Contractual Obligations

At March 31, 2010 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. In addition, the Company is liable for payments to Vibrac, LLC of $100,000 of holdback to be paid in two equal payments, June 2010 and in December 2010, with accumulated interest at a rate of three percent per annum.

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

Revenue Recognition

We sell our products directly through our sales force and through distributors and manufacturer’s representatives.  Revenue from direct sales of our product is recognized upon shipment to the customer.  Revenue from ongoing product service and repair is fully recognized upon completion and shipment of serviced product.

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

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost.  The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.  As of March 31, 2010 and 2009, the Company had recorded a reserve of $200,000 and $175,000 each year, respectively.

Valuation of Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of March 31, 2010, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

Stock Based Compensation

The Company implemented the provisions of SFAS 123(R) and now codified as ASC 718 effective April 1, 2006 using the modified prospective method. Under this transition method, stock based compensation expense for the year ended March 31, 2007 includes compensation expense for all stock based compensation awards granted subsequent to April 1, 2006 and previously granted awards not vested as of April 1, 2006.  The Company uses the Black-Scholes valuation model to value option grants.  We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant for the estimated life of the option.  The dividend yield is estimated based on the dividend payments made during the prior four quarters as a percent of average stock price for that period.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2010 and 2009, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/	Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
June 29, 2010
Denver, Colorado

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,471,000	$9,111,000
Accounts receivable -
Trade, net of allowance for doubtful accounts of $220,000 (2010) and $280,000 (2009)	4,421,000	4,307,000
Other	5,000	16,000
Inventories, net	4,820,000	4,499,000
Prepaid expenses and other	381,000	318,000
Deferred income taxes	376,000	342,000
TOTAL CURRENT ASSETS	20,474,000	18,593,000

PROPERTY, PLANT AND EQUIPMENT, net	4,239,000	3,879,000

OTHER ASSETS:
Goodwill	6,265,000	5,301,000
Other intangible assets, net	2,661,000	1,685,000
Deferred income taxes — long-term	—	156,000

	$33,639,000	$29,614,000

See notes to financial statements.

MESA LABORATORIES, INC.

BALANCE SHEETS

	March 31,
	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$480,000	$296,000
Accrued salaries and payroll taxes	1,190,000	1,033,000
Accrued warranty expense	30,000	30,000
Due to Vibrac, LLC	100,000	—
Other accrued liabilities	11,000	6,000
Taxes payable	133,000	119,000
TOTAL CURRENT LIABILITIES	1,944,000	1,484,000

LONG TERM LIABILITIES:
Deferred income taxes	498,000	528,000

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 3,203,726 (2010) and 3,182,228 (2009)	4,883,000	4,817,000
Retained earnings	26,314,000	22,785,000

TOTAL STOCKHOLDERS’ EQUITY	31,197,000	27,602,000
	$33,639,000	$29,614,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

	Years Ended March 31,
	2010	2009
Sales	$21,929,000	$21,536,000
Cost of Sales	8,735,000	7,719,000
Gross profit	13,194,000	13,817,000

Operating expenses
Selling	2,616,000	3,051,000
General and administrative	2,541,000	2,522,000
Research and development	669,000	636,000
Total operating expenses	5,826,000	6,209,000

Operating income	7,368,000	7,608,000
Other income	36,000	86,000
Earnings before income taxes	7,404,000	7,694,000

Income taxes	2,635,000	2,904,000

Net income	$4,769,000	$4,790,000

Net income per share (basic)	$1.49	$1.51

Net income per share (diluted)	$1.45	$1.48

Average common shares outstanding - basic	3,194,000	3,179,000

Average common shares outstanding - diluted	3,293,000	3,238,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Total
	Number of		Retained	Stockholders
	Shares	Amount	Earnings	Equity

BALANCE, March 31, 2008	3,166,492	$4,665,000	$19,074,000	$23,739,000

Common stock issued for conversion of stock options net of 5,682 shares returned to Company as payment	23,468	165,000	—	165,000

Purchase and retirement of treasury stock	(7,732)	(13,000)	(119,000)	(132,000)

Dividends paid ($.40 per share)	—	—	(1,272,000)	(1,272,000)

Stock based compensation	—	—	276,000	276,000

Tax benefit on exercise of non-qualified options	—	—	36,000	36,000

Net income for the year	—	—	4,790,000	4,790,000
BALANCE, March 31, 2009	3,182,228	4,817,000	22,785,000	27,602,000

Common stock issued for conversion of stock options net of 25,619 shares returned to Company as payment	33,066	93,000	—	93,000

Purchase and retirement of treasury stock	(11,568)	(27,000)	(238,000)	(265,000)

Dividends paid ($.42 per share)	—	—	(1,343,000)	(1,343,000)

Tax Benefit on exercise of non-qualified stock options	—	—	59,000	59,000

Stock based compensation	—	—	282,000	282,000

Net income for the year	—	—	4,769,000	4,769,000
BALANCE, March 31, 2010	3,203,726	$4,883,000	$26,314,000	$31,197,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

	Years Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$4,769,000	$4,790,000
Depreciation and amortization	786,000	788,000
Allowance for bad debt	(60,000)	80,000
Deferred income taxes	92,000	116,000
Stock based compensation	282,000	276,000
Change in assets and liabilities
(Increase) decrease in accounts receivable	(43,000)	(494,000)
(Increase) decrease in inventories	(143,000)	(479,000)
(Increase) decrease in prepaid expenses	(63,000)	101,000
Increase (decrease) in accounts payable, trade	184,000	123,000
Increase (decrease) in accrued liabilities and taxes payable	176,000	(226,000)
Net cash (used) provided by operating activities	5,980,000	5,075,000

Cash flows from investing activities:
Product line acquired	(2,578,000)	—
Deposits	—	145,000
Capital expenditures, net of retirements	(586,000)	(676,000)
Net cash (used) provided by investing activities	(3,164,000)	(531,000)

Cash flow from financing activities:
Tax benefit of nonqualified stock options	59,000	36,000
Dividends paid	(1,343,000)	(1,272,000)
Net proceeds from issuance of stock	93,000	165,000
Treasury stock repurchases	(265,000)	(132,000)
Net cash (used) provided by financing activities	(1,456,000)	(1,203,000)
Net increase (decrease) in cash and cash equivalents	1,360,000	3,341,000
Cash and cash equivalents at beginning of year	9,111,000	5,770,000
Cash and cash equivalents at end of year	$10,471,000	$9,111,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$2,504,000	$2,665,000

Supplemental disclosure of non-cash activity:

The Company acquired certain assets of  Vibrac LLC during the quarter ended December 31, 2009 (Note 2).

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

During the fiscal year ended March 31, 2010, one customer represented approximately 14% of the Company’s revenues and approximately 10% of the Company’s accounts receivable balance. During the fiscal year ended March 31, 2009, one customer represented approximately 14% of the Company’s revenues and approximately 12% of the Company’s accounts receivable balance.

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

Inventories - Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost.  The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete.  As of March 31, 2010 and 2009 the Company had recorded a reserve of $200,000 and $175,000, respectively, against slow moving inventory.

Property, Plant and Equipment - Property, plant and equipment is stated at acquisition cost.  Depreciation and amortization is provided using the straight-line method over the estimated useful lives of 3 to 39 years.

Goodwill  and Other Intangible Assets — Goodwill, which resulted from the acquisitions of Nusonics, Datatrace, Raven, Automata and Torqo, is not subject to amortization, and is tested annually for impairment in accordance with current accounting standards.  Certain intangible assets including patents, non-compete agreements and customer relationships were recognized as part of the Raven and Torqo acquisitions and are amortized over their estimated useful lives which range from 3 to 16 years.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Valuation of Long-Lived Assets - The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review.  The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value.  In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets.  In addition, we must make assumptions regarding the useful lives of these assets.  As of March 31, 2010 and 2009, we evaluated our long-lived assets for potential impairment.  Based on our evaluation, no impairment charge was recognized.

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

Research & Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred.  Research and development costs for the fiscal years ended March 31, 2010 and 2009 were $669,000 and $636,000 each year, respectively.

Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

Advertising Costs - Advertising costs are expensed as incurred.  Advertising costs for the years ended March 31, 2010 and 2009 were $269,000 and $368,000, respectively.

Income Taxes - The Company accounts for income taxes under the liability method, which requires an entity to recognize deferred tax assets and liabilities.  Temporary differences are differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years.

Stock Based Compensation — The Company records equity compensation at the grant date based on the fair value of the award.  The Company recognizes the expense on a straight-line basis over the service period net of an estimated forfeiture rate, resulting in a compensation cost for only those shares expected to vest.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding.  Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 99,000 and 59,000 additional shares in 2010 and 2009, respectively.

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic and net income per common share — diluted for the twelve month periods ended March 31, 2010 and 2009:

	Twelve Months Ended
	March 31,
	2010	2009

Net income available for shareholders	$4,769,000	$4,790,000

Weighted avg. outstanding shares of common stock	3,194,000	3,179,000
Dilutive effect of stock options	99,000	59,000

Common stock and equivalents	3,293,000	3,238,000

Earnings per share:
Basic	$1.49	$1.51
Diluted	$1.45	$1.48

For the twelve months ended March 31, 2010 and 2009, none and 184,970 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Fair Value of Measurements - The Company’s financial instruments include cash, accounts receivable, accounts payable and accrued liabilities. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments.

Effective April 1, 2008, the Company adopted the authoritative guidance that applies to all financial assets and liabilities required to be measured and reported on a fair value basis. Beginning April 1, 2009, the Company also applied the guidance to non-financial assets and liabilities measured at fair

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

value on a nonrecurring basis, including long-lived assets initially measured at fair value. The guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and nonfinancial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:    Quoted prices in active markets for identical assets or liabilities;

Level 2:    Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or

Level 3:    Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value in connection with the Company’s acquisition of a product line from Vibrac, LLC (Note 2) on a non-recurring basis as of March 31, 2010 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets
Goodwill	$—	$—	$963,000
Definite lived intangibles	$—	$—	$1,415,000
Property and equipment	$—	$122,000	$—
Inventory	$—	$178,000	$—

Intangible assets consist primarily of customer relationships and tradename, which are valued on the income approach valuation technique using certain key assumptions for customer attrition, growth rate for customer relationships and royalty discount rate, royalties avoided, growth rate for tradename.  Property and equipment acquired in business combinations consists of inventory and property and equipment and are valued at replacement cost for used equipment.

Acquisitions - Effective April 1, 2009, transaction costs are expensed under new accounting guidance.  The Company expensed $63,000 of transaction costs that was included in general and administrative expenses on the accompanying statement of income during the year ended March 31, 2010.

Recently Issued Accounting Pronouncements - In September 2006, ASC Topic 820 was issued which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. We adopted the

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

provisions of ASC Topic 820 on January 1, 2009. The adoption of ASC Topic 820 did not have a significant impact on our consolidated financial statements.

On July 1, 2009, the FASB Accounting Standards Codification (“ASC”) became the single source of authoritative nongovernmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission. All other non-grandfathered accounting literature became non-authoritative. The adoption of SFAS 168 did not have a material impact on our consolidated financial statements. As a result of the adoption of SFAS 168, all references to GAAP now refer to the codified ASC topic.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations, now codified in ASC 805. ASC 805 retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. ASC 805 also required that acquisition-related costs be recognized separately from the acquisition.

The Company was required to apply the guidance of ASC 805 to any business combinations completed on or after January 1, 2009. In April 2009, ASC Topic 855 was issued which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. We adopted ASC Topic 855 for the quarter ending June 30, 2009. The adoption did not have a material impact on our financial statements.

In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, now codified as ASC 350-30-65-1. ASC 350-30-65-1 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets, now codified as ASC 350-30. ASC 350-30-65-1 was effective for the Company beginning April 1, 2009, and its implementation of FSP FAS 142-3 did not have an impact on the financial statements.

2.                                      Acquisition of Product Line:

On December 18, 2009, Mesa announced that it had purchased certain assets associated with the bottle cap torque testing products of Vibrac LLC.  The instruments acquired by Mesa include their original high-performance cap testing product, the Torqo I, along with the newer Torqo II and the innovative Smart Bottle.  The purchase price consisted of a $2,400,000 cash payment at closing, a cash payment of $178,000 in January 2010 and a $100,000 holdback amount to be paid in two equal payments on the six month and one year anniversary of closing.  The holdback amount accrues interest at three percent per annum, and the ultimate payment may be reduced as defined in the asset purchase agreement.  The purchase price was allocated to the assets acquired based on their estimated fair value at the acquisition date.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Assets acquired consisted of:

Inventory	$178,000
Property and Equipment	122,000
Customer Relationships	1,028,000
Non-compete Agreements	37,000
Trademarks	350,000
Goodwill	963,000
$2,678,000

Due to the timing of the acquisition of these products, they only made a minor contribution to sales and gross profits in fiscal 2010.  The Company will be able to deduct goodwill acquired for tax purposes.

The results of Torqo product operations have been included in the financial statements commencing from the acquisition date.  The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2009 and 2008 are as follows:

	Year Ended	Year Ended
	March 31,	March 31,
	2010	2009
	(Unaudited)	(Unaudited)

Total net sales	$23,335,000	$23,111,000
Net income from operations	$7,563,000	$7,566,000
Net income	$4,926,000	$4,760,000
Net income per common share (Basic)	$1.54	$1.50
Net income per common share (Diluted)	$1.50	$1.47

3.                                      Inventories:

Inventories consist of the following:

	March 31
	2010	2009
Raw materials	$3,785,000	$3,092,000
Work-in-process	569,000	518,000
Finished goods	666,000	1,064,000
Less reserve	(200,000)	(175,000)
	$4,820,000	$4,499,000

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 2010 and 2009.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

4.                                      Property, Plant and Equipment:

Property, plant and equipment consist of the following:

	March 31,
	2010	2009
Land	$273,000	$273,000
Building	2,776,000	2,601,000
Manufacturing equipment	3,535,000	3,081,000
Computer equipment	534,000	487,000
Furniture and fixtures	92,000	78,000
Construction in progress	19,000	1,000
	7,229,000	6,521,000
Less accumulated depreciation	(2,990,000)	(2,642,000)
	$4,239,000	$3,879,000

Depreciation expense for the years ended March 31, 2010 and 2009 were $347,000 and $285,000, respectively.

5.                                      Goodwill and Other Intangible Assets

As of March 31, 2010, goodwill amounted to $6,265,000, which includes the addition in fiscal 2010 of $963,000 for the acquisition of the Torqo Bottlecap Testing product line.   Prior to the Torqo acquisition, goodwill amounted to $5,301,000, which resulted from the acquisitions of Nusonics, Datatrace, Raven and Automata. The Company completed its annual impairment tests during the fourth quarters of fiscal 2010 and 2009 and determined there was no impairment.  Other intangible assets are as follows:

	As of March 31, 2010
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Patents	$37,000	$9,000	$28,000	16 years
Non-compete Agreements	418,000	386,000	32,000	3 years
Trade Names	473,000	—	473,000	Indefinite
Customer Relationships	3,636,000	1,508,000	2,128,000	7 years
	$4,564,000	$1,903,000	$2,661,000

	As of March 31, 2009
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Patents	$37,000	$7,000	$30,000	16 years
Non-compete Agreements	382,000	371,000	11,000	3 years
Trade Names	123,000	—	123,000	Indefinite
Customer Relationships	2,608,000	1,087,000	1,521,000	7 years
	$3,150,000	$1,465,000	$1,685,000

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Amortization expense was $439,000 in 2010 and $503,000 in 2009.

Estimated amortization expense based on the intangible assets in the table above for the fiscal years 2011 to 2015 is $534,000, $534,000, $530,000, $180,000 and $149,000, respectively.

6.                                      Income Taxes:

Effective April 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting of Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 now codified in ASC 740. Under ASC 740, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our Balance Sheets and Statements of Income. The result of the reassessment of our tax positions in accordance with ASC 740 did not have a material impact on our financial statements. Our federal tax returns for all years after 2006 and our state tax returns after 2005 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in other income (expense) and corporate, general and administration expenses, respectively.

The components of the provision for income taxes for the years ended March 31, 2010 and 2009 are as follows:

	March 31,
	2010	2009
Current tax provision
Federal	$2,284,000	$2,316,000
State	258,000	472,000
	2,542,000	2,788,000
Deferred tax provision:
Federal	84,000	97,000
State	9,000	19,000
	93,000	116,000
	$2,635,000	$2,904,000

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases.  The components of net deferred tax assets and liabilities as of March 31, 2010 and 2009 are as follows:

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

	March 31,
	2010	2009
Current deferred tax assets:
Accrued vacation	$146,000	$133,000
Bad debt expense	81,000	104,000
Inventory reserve	74,000	65,000
Warranty reserve	11,000	11,000
Other	64,000	29,000
	376,000	342,000
Long-term deferred tax asset (liability):
Depreciation and amortization	(498,000)	(372,000)
Net deferred (liability)/asset	$(122,000)	$(30,000)

A reconciliation of the Company’s income tax provision for the years ended March 31, 2010 and 2009, and the amounts computed by applying statutory rates to income before income taxes is as follows:

	March 31,
	2010	2009
Income taxes at statutory rates	$2,518,000	$2,616,000
State income taxes, net of federal benefit	216,000	225,000
Tax benefit on stock option exercises	2,000	87,000
Meals and entertainment	13,000	13,000
Key-man life	4,000	6,000
Sec. 199 manufacturing deduction	(142,000)	(148,000)
Other	24,000	105,000
	$2,635,000	$2,904,000

7.                                      Stock Repurchase:

In November, 2005, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of its outstanding common stock.  Under the program, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be cancelled and repurchases of shares will be funded through existing cash reserves.  During the years ended March 31, 2010 and 2009, The Company repurchased 11,568 and 7,732 shares of common stock for $265,000 and $132,000, respectively.

8.                                      Employee Benefit Plan:

The Company adopted a 401(k) plan effective January 1, 2000.  Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment with the Company.  The Company matches 50% of the employee’s contribution up to 6% of the employees salary.  A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

the end of the participant’s fourth year of service. The Company contributed $110,000 to the plan for fiscal 2010 and $118,000 for fiscal 2009.

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

The Company has adopted incentive stock option plans for the benefit of the Company’s key employees and outside directors. Under terms of the plans, options are granted at an amount not less than 100% of the bid price of the underlying shares at the date of grant. Options are exercisable for a term of five to ten years and, during such term, may be exercised as follows:  25% after each year, and 100% anytime after the fourth year until the end of the fifth to tenth year, or 10% after each of the first five years, 25% after each of the sixth and seventh years and 100% after the seventh year until the end of the tenth year.

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

On October 21, 1999, the Company adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company.  A total of 300,000 shares of Common Stock were reserved for issuance under the plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant.  On October 18, 2004, the shareholders approved an amendment to the plan to reserve an additional 200,000 shares of Common Stock for issuance under the plan.  This plan has expired and no new grants can be made.

On December 8, 2006, the Company adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company.  A total of 400,000 shares of Common Stock were reserved for issuance under the plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant.  On June 22, 2010, the Board of Directors approved an amendment to the Company’s 2006 Stock Compensation Plan to increase the number of shares authorized for issuance under the 2006 Stock Compensation Plan from four hundred thousand (400,000) to eight hundred thousand (800,000), subject to the approval by the majority of the Company’s shareholders at the next annual meeting of shareholders.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

All option plans have been approved by the stockholders of the Company.

The following is a summary of options granted under the plans:

	FY 2010		FY 2009
	WEIGHTED AVG EXERCISE		WEIGHTED AVG EXERCISE
	SHARES	PRICE	SHARES	PRICE
Options outstanding at beginning of year	358,725	$16.68	324,455	$14.92
Options granted	98,800	$16.76	84,100	$21.65
Options forfeited	(7,075)	$18.26	(20,480)	$18.49
Options exercised	(58,685)	$12.05	(29,350)	$10.10
Options outstanding at end of year	391,765	$17.37	358,725	$16.68

Options exercisable at end of year	144,680	$15.80	133,330	$13.21

Shares available for future option grant	201,570		306,715

The following is a summary of information about stock options outstanding as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding as of 03/31/10	Remaining Contractual Life in Years	Weighted - Average Exercise Price	Number Exercisable as of 03/31/10	Weighted Average Exercise Price
$5.91 - $15.44	120,255	3.6	$13.64	89,290	$13.15
$16.60 - $19.75	189,860	4.8	$17.78	33,190	$18.97
$20.75 - $24.31	81,650	3.8	$21.90	22,200	$21.74
$5.91 - $24.31	391,765	4.2	$17.37	144,680	$15.80

10.                               Stock based compensation:

Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123(R)), now codified in ASC 718, which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. ASC 718 supersedes our previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

We adopted the modified prospective transition method of applying ASC 718 which requires the application of the standard as of April 1, 2006 and requires us to record compensation cost related to unvested stock options as of April 1, 2006, by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.  Awards granted after April 1, 2006 are valued at fair value in accordance with the provisions of ASC 718 and recognized on a straight line basis over the service periods of each award.  We estimated forfeiture rates for the year based on historical experience.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	March 31
	2010	2009
Total cost of stock based compensation charged against income before income tax	$282,000	$276,000
Amount of income tax benefit recognized in
Earnings	100,000	99,000
Amount charged against net income	$182,000	$177,000
Impact on net income per common share:
Basic	$.06	$.06
Diluted	$.06	$.05

Stock-based compensation expense was allocated as cost of sales and general and administrative expense in the statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during fiscal 2010 and 2009 using the Black-Scholes model:

	2010	2009
Stock options:
Volatility	34%	33-34%
Risk-free interest rate	1.7-2.7%	2.7-3.6%
Expected option life (years)	5-10	5-10
Dividend yield	2.0%	1.7-2.0%

A summary of the option activity for fiscal 2010 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	358,725	$16.68	4.6
Options granted	98,800	16.76	4.7
Options forfeited	(7,075)	18.26	—
Options expired	—	—	—
Options exercised	(58,685)	12.05	—
Outstanding at March 31, 2010	391,765	$17.37	4.2	$3,367,000

Exercisable at March 31, 2010	144,680	$15.80	3.3	$1,469,000

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

The weighted average exercise price fair value based on the Black-Scholes model for options granted in fiscal 2010 was $16.76 and $21.65 in fiscal 2009. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $676,000 and $172,000 during fiscal 2010 and 2009, respectively.

A summary of the status of our unvested option shares as of March 31, 2010 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2009	225,395	$5.92
Options granted	98,800	$4.43
Options forfeited	(7,075)	$4.98
Options vested	(70,035)	$5.24
Unvested at March 31, 2010	247,085	$5.51

As of March 31, 2010, there was $739,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

11.          Segment Data:

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information now codified as ASC 280. ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC 280 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its segments as one reportable segment based on the similar characteristics of their operations.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

Revenues related to operations in the U.S. and foreign countries for the years ended March 31, 2010 and 2009 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended March 31, 2010 and 2009 are as follows:

	Years Ended March 31
	2010	2009
Net revenues from unaffiliated customers:
United States	$16,251,000	$15,555,000
Foreign (no country exceeds 10% of total)	$5,678,000	$5,981,000

Long-lived assets at end of year:
United States	$13,165,000	$11,022,000

The following table summarizes total sales by product line for 2010 and 2009 respectively:

	Year Ended March 31,
	2010	2009
Dialysis Meter and Disposables	$8,010,000	$7,827,000
Datatrace Loggers	5,821,000	6,270,000
Raven Biological Indicators	7,146,000	6,674,000
Torqo Bottle Cap Test Systems	330,000	—
Nusonics Ultrasonic Meters	622,000	765,000

Total sales	$21,929,000	$21,536,000

12.          Quarterly Results (unaudited):

Quarterly financial information for fiscal 2010 and 2009 is summarized as follows:

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2010	Qtr.	Qtr	Qtr	Qtr
Net revenue	$4,977	$5,407	$5,318	$6,227
Gross profit	$2,983	$3,311	$3,298	$3,602
Net income	$1,026	$1,243	$1,154	$1,346
Earnings per share — basic	$.32	$.39	$.36	$.42
Earnings per share — diluted	$.31	$.38	$.35	$.41

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

(CONTINUED)

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2009	Qtr.	Qtr	Qtr	Qtr
Net revenue	$5,054	$5,679	$5,337	$5,466
Gross profit	$3,204	$3,646	$3,434	$3,533
Net income	$1,016	$1,353	$1,216	$1,205
Earnings per share — basic	$.32	$.43	$.38	$.38
Earnings per share — diluted	$.31	$.42	$.38	$.37

13.          Related Party Transactions:

On December 31, 2008, the Company purchased 2,000 shares of Mesa Laboratories, Inc. common stock in a related party transaction from its Chief Financial Officer, Mr. Steven Peterson, for $34,840.  This transaction was paid from the Company’s existing cash balance, and the price paid of $17.42 per common share was based on the weighted average of closing prices for the previous five trading days and compared favorably to the closing price on December 31, 2008 of $17.50 per common share.

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which was acquired by the Company on April 27, 2010.

14.          Subsequent Events:

Subsequent to year end On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition The Company acquired all of the stock of SGM Biotech for $11,722,000.  A cash payment of $11,122,013 was made at closing with an additional $600,000 placed into a joint escrow account.  The $600,000 placed in escrow is to be paid to the sellers in $200,000 increments at three months, six months and one year following closing.  The purchase price is subject to a final working capital adjustment as defined in the Stock Purchase Agreement.  After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  On April 30, 2010, the Company also completed the acquisition of the facility that houses the SGM Biotech, Inc. operations for $2,150,000.

To finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which was fully utilized at April 30, 2010, and a revolving line of credit for $4,000,000 of which $1,521,000 was utilized at April 30, 2010.  Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at the time these lines were initiated.  We are currently in the process of completing the initial accounting and purchase price allocation for this acquisition.  Due to the increase in intangible assets as a result of this acquisition, amortization expense is expected to rise significantly in fiscal 2011 and subsequent years.

On June 22, 2010, the Board of Directors approved an amendment to the Company’s 2006 Stock Compensation Plan to increase the number of shares authorized for issuance under the 2006 Stock Compensation Plan from four hundred thousand (400,000) to eight hundred thousand (800,000), subject to the approval by the majority of the Company’s shareholders at the next annual meeting of shareholders.

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

Management’s Report on Internal Control over Financial Reporting

Mesa Laboratories, Inc. management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held September 23, 2010 (“Annual Meeting”).

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct” and “Corporate Governance — Audit Committee” that appear in the Company’s definitive Proxy Statement for its Annual Meeting. Information concerning executive officers John J. Sullivan, Glenn Adriance and Steven W. Peterson are included in the sections referred to above.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” that appears in the Company’s definitive Proxy Statement for its Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” that appears in the Company’s definitive Proxy Statement for its Annual Meeting.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which was acquired by the Company on April 27, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that appears in the Company’s definitive Proxy Statement for its Annual Meeting of Shareholders

PART IV

ITEM 15.  EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES

(a)   1. Financial Statements of Mesa Laboratories, Inc and its subsidiaries are included herein:

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

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2010, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2010.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(b)

Reports on Form 8-K. On February 12, 2010, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2009.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date:	June 29, 2010	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D., CEO

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luke R. Schmieder	Chairman of the Board of Directors	June 29, 2010
Luke R. Schmieder

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President, Treasurer and Director	June 29, 2010
John J. Sullivan, Ph.D.

/s/Steven W. Peterson	Vice President, Finance, Chief Financial and Chief Accounting Officer and Secretary	June 29, 2010
Steven W. Peterson

/s/Paul D. Duke	Director	June 29, 2010
Paul D. Duke

/s/H. Stuart Campbell	Director	June 29, 2010
H. Stuart Campbell

/s/Michael T. Brooks	Director	June 29, 2010
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 29, 2010
Robert V. Dwyer

/s/Evan Guillemin	Director	June 29, 2010
Evan Guillemin

EXHIBITS INDEX

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2010, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2010.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.