Form 10-Q
period 2010-06-30
MESA LABORATORIES INC /CO
filed 2010-08-16
CIK 724004

Form 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

There were 3,231,395 shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2010.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

	JUNE 30, 2010	MARCH 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash equivalents	$2,541,000	$10,471,000
Accounts Receivable, Net	5,005,000	4,426,000
Inventories, Net	5,936,000	4,820,000
Prepaid Expenses and Other	590,000	757,000

TOTAL CURRENT ASSETS	14,072,000	20,474,000

PROPERTY, PLANT & EQUIPMENT, NET	7,462,000	4,239,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	21,110,000	8,926,000

TOTAL ASSETS	$42,644,000	$33,639,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$679,000	$480,000
Accrued Salaries & Payroll Taxes	860,000	1,190,000
Notes Payable — Current Portion	2,571,000	100,000
Other Accrued Expenses	332,000	41,000
Taxes Payable	861,000	133,000

TOTAL CURRENT LIABILITIES	5,303,000	1,944,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	3,103,000	498,000
Notes Payable — Long Term	2,000,000	—

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,231,673 shares (6/30/10) and 3,203,726 shares (3/31/10)	5,204,000	4,883,000
Employee Loans to Purchase Stock	(307,000)	—
Retained Earnings	27,341,000	26,314,000

TOTAL STOCKHOLDERS’ EQUITY	32,238,000	31,197,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,644,000	$33,639,000

ITEM 1.          FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Sales	$7,455,000	$4,977,000

Cost of Goods Sold	3,074,000	1,994,000
Selling, General & Administrative	1,944,000	1,223,000
Research and Development	223,000	152,000
Other (Income) and Expenses	12,000	(6,000)
	5,253,000	3,363,000

Earnings Before Income Taxes	2,202,000	1,614,000

Income Taxes	882,000	588,000

Net Income	$1,320,000	$1,026,000

Net Income Per Share (Basic)	$.41	$.32

Net Income Per Share (Diluted)	$.40	$.31

Average Common Shares Outstanding (Basic)	3,212,000	3,187,000

Average Common Shares Outstanding (Diluted)	3,308,000	3,258,000

ITEM 1.          FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009
Cash Flows From Operating Activities:
Net Income	$1,320,000	$1,026,000
Depreciation and Amortization	417,000	186,000
Stock Based Compensation	66,000	69,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable	537,000	818,000
(Increase) Decrease in Inventories	(359,000)	(250,000)
(Increase) Decrease in Prepaid Expenses	284,000	194,000
Increase (Decrease) in Accounts Payable	(45,000)	(5,000)
Increase (Decrease) in Accrued Liabilities	366,000	(6,000)
Net Cash Provided by Operating Activities	2,586,000	2,032,000

Cash Flows From Investing Activities:
Acquisition of Company	(12,027,000)	—
Deposit	(7,000)	—
Capital Expenditures, Building	(2,150,000)	—
Capital Expenditures, Net of Retirements	(196,000)	(29,000)
Net Cash (Used) by Investing Activities	(14,380,000)	(29,000)

Cash Flows From Financing Activities:
Borrowing, Net of Retirements	4,193,000	—
Dividends Paid	(351,000)	(319,000)
Treasury Stock Purchases	(7,000)	(40,000)
Proceeds From Stock Options Exercised	29,000	4,000
Net Cash (Used) Provided by Financing Activities	3,864,000	(355,000)

Net Increase (Decrease) In Cash and Cash Equivalents	(7,930,000)	1,648,000
Cash and Cash Equivalents at Beginning of Period	10,471,000	9,111,000

Cash and Cash Equivalents at End of Period	$2,541,000	$10,759,000

Supplemental disclosure of non-cash activity:

The Company issued employee loans totaling $307,000 for the purchase of common stock for the three month period ended June 30, 2010.

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1.         SUMMARY OF ACCOUNTING POLICIES

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-K, at March 31, 2010.

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

Recently Adopted Accounting Pronouncements

In September 2009, the FASB ratified its guidance on two revenue recognition standards which were to become effective for us beginning April 1, 2011.  With earlier adoption permitted, we elected to adopt this guidance in the first quarter 2011.  Under EITF 08-1, Multiple-Deliverable Revenue Arrangements , now codified in ASC Topic 605, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  Under EITF 09-3, Certain Revenue Arrangements That Include Software Elements, now codified in ASC Topic 985, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above.  The adoption of this guidance did not have a material impact on our financial statements.

In January 2010, the FASB updated the disclosure requirements for fair value measurements, codified in ASC Topic 820, Fair Value Measurements and Disclosure.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the updated guidance on April 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for us beginning April 1, 2011.  The adoption of the required guidance did not have an impact on our financial statements.  We do not expect that the adoption of the remaining guidance will have an impact on our financial statements.

NOTE 2.         ACQUISITION OF PRODUCT LINES:

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for $11,722,000.  A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account.  The $600,000 placed in escrow is to be paid to the sellers in $200,000 increments at three months, six months and one year following closing.  The purchase price is subject to a final working capital adjustment as defined in the Stock Purchase Agreement, and at June 30, 2010, the Company had accrued $305,000 which is subject to review by the SGM Biotech shareholders.  After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  The Company incurred approximately $128,000 in third party acquisition costs related to this transaction.  On April 30, 2010, the Company also completed the acquisition of the facility that houses the SGM Biotech, Inc. operations for $2,150,000.

To help finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which was fully utilized at June 30, 2010, and a revolving line of credit for $4,000,000 of which $1,521,000 was utilized at June 30, 2010.  Both of these lines of credit are subject to a variable rate of interest and a rate floor, and at June 30. 2010, the rate of interest on both loans was 3.25%.

Due to the increase in intangible assets as a result of this acquisition, amortization expense is expected to rise significantly in fiscal 2011 and subsequent years.  The Company will not be able to deduct the step up from cost to fair value for the assets acquired for tax purposes and therefore have recorded a deferred tax liability of $2,429,000 as of the acquisition date.

The purchase price was allocated to the assets acquired based on their estimated fair value at the acquisition date, and is subject to a final working capital adjustment.  Intangible assets were valued using the income approach.

Assets and liabilities acquired consisted of:

Accounts Receivable	$1,116,000
Inventory	758,000
Other Assets	117,000
Property and Equipment	1,035,000
Liabilities	(1,021,000)
Customer Relationships	3,739,000
Non-compete Agreements	104,000
Trademarks	1,195,000
Patents	396,000
Goodwill	4,588,000
$12,027,000

Intangible assets acquired are amortized over their estimated useful lives; customer relationships (8.5 years), non-compete agreements (5 years) and patents (14 years).  Trademarks were determined to have an indefinite life and therefore are not being amortized.

The results of SGM Biotech product operations have been included in the financial statements commencing from the acquisition date of April 27, 2010.  The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2010 and 2009 are as follows:

	Quarter Ended	Quarter Ended
	June 30,	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Total net sales	$8,019,000	$6,499,000
Income from operations	$2,501,000	$1,727,000
Net income	$1,499,000	$1,101,000
Net income per common share (Basic)	$.47	$.35
Net income per common share (Diluted)	$.45	$.34

NOTE 3.   STOCK BASED COMPENSATION

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

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009
Total cost of stock-based compensation charged against income before income taxes	$66,000	$69,000
Amount of income tax benefit recognized in earnings	25,000	25,000
Amount charged against net income	$41,000	$44,000

Impact on net income per common share:
Basic	$.01	$.01
Diluted	$.01	$.01

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first quarter of fiscal 2011 and 2010 using the Black-Scholes model:

	Three Months Ended June 30,
	2010	2009
Stock options:
Volatility	36.2%	34.3%
Risk-free interest rate	2.04-3.89%	1.65-2.68%
Expected option life (years)	5-10	5-10
Dividend yield	1.78%	2.00%

A summary of the option activity for the first three months of fiscal 2011 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	391,765	$17.37	4.2
Options granted	121,460	25.55	5.6
Options forfeited	(920)	23.25	—
Options expired	—	—	—
Options exercised	(35,580)	14.11	—
Outstanding at June 30, 2010	476,725	$19.68	4.5	$2,083,000

Exercisable at June 30, 2010	179,655	$17.04	3.6	$1,259,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first quarter of fiscal 2011 was $7.66 and $4.39 in the first quarter of fiscal 2010. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $344,000 and $228,000 during the first quarters of fiscal 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of June 30, 2010 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2010	247,085	$5.51
Options granted	121,460	$7.66
Options forfeited	(920)	$6.40
Options vested	(70,555)	$5.38
Unvested at June 30, 2010	297,070	$6.41

As of June 30, 2010, there was $1,372,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 3.0 years.

NOTE 4.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three month period ended June 30, 2010 and 2009:

	Three Months Ended
	June 30,
	2010	2009
Net income available for shareholders	$1,320,000	$1,026,000
Weighted avg. outstanding shares of common stock	3,212,000	3,187,000
Dilutive effect of stock options	96,000	71,000

Common stock and equivalents	3,308,000	3,258,000

Earnings per share:
Basic	$.41	$.32
Diluted	$.40	$.31

For the three months ended June 30, 2010 and 2009, 119,000 and 84,000 shares for each period, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE 5.    RELATED PARTY TRANSACTIONS

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which was acquired by the Company on April 27, 2010.

NOTE 6.    DEBT

To help finance the acquisition of SGM Biotech, Inc and the related building that houses its facility, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which was fully utilized at June 30, 2010, and a revolving line of credit for $4,000,000 maturing on April 27, 2011 of which $1,521,000 was utilized at June 30, 2010.  The 36 month reducing line of credit requires quarterly principal payments of $250,000 beginning July 27, 2010 through maturity.  Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at June 30, 2010.  Both of these lines of credit also require monthly interest payments, are subject to restrictive covenants and are secured by most of the assets of the Company.

Future maturities on debt are as follows:

Fiscal Year 2011	$750,000
Fiscal Year 2012	2,521,000
Fiscal Year 2013	1,000,000
Fiscal Year 2014	250,000
$4,521,000

NOTE 7.    SEGMENT DATA

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information now codified as ASC 280. ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC 280 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its product lines as one reportable segment based on the similar characteristics and markets of our product lines.

Revenues related to operations in the U.S. and foreign countries for the quarters ended June 30, 2010 and 2009 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Net revenues from unaffiliated customers and long-lived assets related to continuing operations in the U.S. and foreign countries as of the quarters ended June 30, 2010 and 2009 are as follows:

	Quarter Ended June 30,
	2010	2009
Net revenues from unaffiliated customers:
United States	$4,908,000	$3,710,000
Foreign (no country exceeds 10% of total)	$2,547,000	$1,267,000

	June 30,	June 30,
	2010	2009
Long-lived assets at end of quarter:
United States	$28,572,000	$10,865,000

The following table summarizes total sales by product line for the quarter ended June 30, 2010 and 2009 respectively:

	Quarter Ended June 30,
	2010	2009
Dialysis Meter and Disposables	$1,899,000	$1,997,000
Datatrace Loggers	1,475,000	1,206,000
Biological Indicators	3,455,000	1,722,000
Torqo Bottle Cap Test Systems	459,000	—
Nusonics Ultrasonic Meters	167,000	52,000

Total sales	$7,455,000	$4,977,000

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

	Key Financial Indicators
	For The Quarters Ended June 30,
	2010	2009	2008	2007

Cash and Investments	$2,541,000	$10,759,000	$6,390,000	$3,907,000

Trade Receivables	$5,350,000	$3,748,000	$3,768,000	$3,619,000
Days Sales Outstanding	58	66	63	73

Inventory, Net	$5,936,000	$4,749,000	$4,498,000	$3,737,000
Inventory Turns	2.1	1.7	1.7	1.5

Working Capital	$8,769,000	$18,005,000	$13,571,000	$10,086,000
Current Ratio	3:1	13:1	11:1	9:1

Average Return On:
Stockholder Investments (1)	16.6%	14.7%	16.8%	19.3%
Assets	13.8%	13.7%	15.7%	18.0%
Invested Capital (2)	18.8%	22.1%	22.2%	23.2%

Net Sales	$7,455,000	$4,977,000	$5,054,000	$4,286,000
Gross Profit	$4,381,000	$2,983,000	$3,204,000	$2,901,000
Gross Margin	59%	60%	63%	68%
Operating Income	$2,214,000	$1,608,000	$1,536,000	$1,513,000
Operating Margin	30%	32%	30%	35%
Net Profit	$1,320,000	$1,026,000	$1,016,000	$1,015,000
Net Profit Margin	18%	21%	20%	24%
Earnings Per Diluted Share	$.40	$.31	$.31	$.31

Capital Expenditures, Net	$2,346,000	$29,000	$63,000	$6,000

Head Count	170.0	114.0	118.0	100.0

Sales Per Employee (Annualized)	$175,000	$175,000	$171,000	$171,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important use of resources.  Most of the indicators above for the period ended June 30, 2010 are showing variation from the trends of the past years.  Our balance sheet has increased due to acquisitions in December 2009 and April 2010.  Our average return trends are showing some increase due to the growth of net income with the exception of the average return on invested capital which has been impacted by the deployment of our surplus cash for the acquisition of SGM Biotech. Factors currently impacting profitability include higher sales of SGM products, Datatrace products, and Torqo products.

Results of Operations

Net Sales

Net sales for the first quarter of fiscal 2011 increased fifty percent from fiscal 2010.  In real dollars, net sales of $7,455,000 in fiscal 2011 increased $2,478,000 from $4,977,000 in 2010.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical manufacturing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven and SGM products are disposables and thus do not contribute to the Company’s parts and service revenues.  During the first quarter of fiscal years 2011 and 2010 our Company had parts and service revenue of $1,009,000 and $889,000, respectively.  As a percentage of total revenue, parts and service revenues were 14% in 2011 and 18% in 2010.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Over the past two quarters, both general economic conditions and capital spending patterns have been improving.  Although overall economic conditions remain soft this year we have seen an increase in our sales performance in total so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals. Sales this year also increased due to the acquisitions of our new Torqo and SGM Biotech product lines. For fiscal first quarter 2011 and 2010, product sales for our company were $6,446,000 and $4,088,000, respectively.

The total increase in revenues during the first quarter of fiscal 2011 was due to internal growth of existing products as well as from the additions of Torqo and SGM products which were acquired in December 2009 and April 2010, respectively.  During the first quarter Torqo products contributed $459,000 and SGM Biotech products contributed $1,653,000 to the $2,478,000 total increase in sales during the quarter.  Our other products contributed an additional $366,000 or a seven percent increase to revenues in the first quarter of fiscal 2011.

Over the fiscal first quarter, our medical revenues decreased 5 percent compared to the prior period.  This decrease was due to lower sales of dialysis meters.

During the fiscal first quarter, sales of the Datatrace brand of products increased 22 percent from the prior year.  The increase in DataTrace sales during the quarter is the result of improving capital spending trends. We are optimistic that capital spending will continue to improve in both the domestic and international markets for the remainder of fiscal 2011.

Biological indicator sales for the first quarter of fiscal 2011 increased 101 percent compared to the first quarter of the prior year. This is chiefly due to the addition of the SGM Biotech products which were acquired on April 27, 2010. When SGM Biotech sales are excluded, biological indicator sales increased five percent to $1,800,000 in the current quarter compared to $1,722,000 in the comparable quarter last year.  SGM Biotech products produced sales that were higher than expected during the quarter.  This was due to a larger than expected backlog of products acquired which was created by the shipping disruptions into the European continent created this spring by the volcanic activity in Iceland.

Our new Torqo Bottlecap Torque Testing products accelerated in shipments during the fiscal first quarter to sales of $459,000. This product line was acquired on December 18, 2009

Cost of Sales

Cost of sales as a percent of net sales during the first fiscal quarter increased 1.1 percentage points from fiscal 2010 to 41.2 percent.  Over the past few years we have made significant strides in lowering the cost to manufacture our medical products and currently both Medical and Datatrace products enjoy margins higher than the Biological Indicator products.  Therefore, shifts in product mix toward higher sales of Medical and Datatrace products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Biological Indicator products will normally produce the opposite effect on cost of goods sold expense and gross margins. In addition, due to our outside manufacturing of our Torqo products, we are experiencing margins for these products that are under 50 percent. We expect this to continue until the manufacturing operations are brought into our facilities at the end of calendar 2010.

Higher Biological Indicator sales this quarter, which are accelerating due to the acquisition of SGM Biotech, are a contributing factor to the lower gross margins. The Company continues to monitor and implement cost reduction programs, price increases and improvements in freight cost recovery to improve gross margins.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. During fiscal 2011 we expect to incur higher general and administrative costs due to the addition of the Torqo and SGM lines of product. Additional costs expected during the year include the amortization of intangible assets and personnel costs. For the fiscal first quarter of 2011, total administrative costs were $1,107,000 compared to $617,000 for the same quarter last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, Selling costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in the mix between international and domestic sales may influence sales and marketing costs. The acquisitions of the Torqo and SGM Biotech product lines will also have a significant impact on sales and marketing costs in fiscal 2011.  In dollars, selling costs were $837,000 in the first fiscal quarter of 2011 and $606,000 in the same prior year quarter.  As a percent of sales, selling cost was 11.2% in the current quarter and 12.2% in the prior year quarter.

Research and Development

Company sponsored research and development cost was $223,000 during the first fiscal quarter of 2011 and $152,000 during the previous year period.  We are currently executing a strategy of increasing the flow of internally developed products and we are continuing work that expands our radio frequency technology into new data logging markets. The additions of the Torqo and SGM Biotech product lines are also adding to our current research and development spending.

Net Income

Net income increased to $1,320,000 or $.40 per share on a diluted basis during the first fiscal quarter of 2011 compared to $1,026,000 or $.31 per share on a diluted basis in the previous year period.  As previously discussed, sales have increased sharply due to both internal growth and acquisitions although margins decreased slightly during the quarter.  Other factors impacting net income during the quarter included the increases in general and administrative costs, sales and marketing costs, and research and development costs which are discussed above. We have added debt and interest expense due to our acquisition of SGM Biotech during the quarter, and also experienced one time acquisition costs of $128,000 during the quarter.  The additional amortization expenses of approximately $130,000 for the intangible assets acquired as part of the SGM Biotech acquisition was almost entirely non-deductible for income tax purposes.  For this reason, our income tax rate is expected to be higher during fiscal 2011 and will have a slightly negative affect on net income

Liquidity and Capital Resources

On June 30, 2010, we had cash and short term investments of $2,541,000.  In addition, we had other current assets totaling $11,531,000 and total current assets of $14,072,000.  Current liabilities of our Company were $5,303,000 which resulted in a current ratio of 2.7:1.

Our Company has made capital acquisitions during the first fiscal quarter of $2,346,000.  Of this amount, approximately $2,150,000 was utilized to purchase the SGM Biotech facility.

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for $11,722,000.  A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account.  The $600,000 placed in escrow is to be paid to the sellers in $200,000 increments at three months, six months and one year following closing.  The purchase price is subject to a final working capital adjustment as defined in the Stock Purchase Agreement, and at June 30, 2010, the Company had accrued $305,000 which is subject to review by the SGM Biotech shareholders.  After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  The Company incurred approximately $128,000 in third party acquisition costs related to this transaction.

We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.  We do not maintain a set policy or schedule for our buyback program, but currently we are minimizing buybacks due to our lower cash and higher debt positions.

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 15, 2010, a quarterly dividend of $.11 per common share was paid to shareholders of record on May 28, 2010.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

To finance acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which was fully utilized at June 30, 2010, and a revolving line of credit for $4,000,000 of which $1,521,000 was utilized as of June 30, 2010. Both of these lines are subject to a variable rate of interest and a rate floor, both of which are currently 3.25%.  The Company does not guarantee the debt of any other entity.  The Company has maintained a long history of surplus cash flow from operations.  This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and is currently being partially utilized to fund our on-going dividend and will be used to retire debt.  If interesting candidates come to our attention, we may choose to pursue new acquisitions.

Contractual Obligations

At June 30, 2010 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. In addition, the Company is liable for a payment of $50,000 to Vibrac LLC for a hold back which is due in December, 2010 and a working capital adjustment is owed to the principals of SGM Biotech which has preliminarily been calculated as $305,000 and is expected to be paid in the fiscal second quarter.  To help finance the acquisition of SGM Biotech, Inc., the Company entered into two separate credit facilities which require principal payments of $750,000, $2,521,000, $1,000,000 and $250,000 in fiscal years 2011, 2012, 2013 and 2014, respectively

Forward Looking Statements

All statements other than statements of historical fact included in this quarterly report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; competition in the biological indicator market; competition in the bottlecap torque testing market; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.  We do not intend to update these forward looking statements.  You are advised to review Item 1A. “Risk Factors” provided in our Company’s most recent Form 10-K filing with the SEC for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

Stock Based Compensation

The Company implemented the provisions of SFAS 123(R), now codified in ASC 718,  effective April 1, 2006 using the modified prospective method. Under this transition method, stock based compensation expense for the year ended March 31, 2007 includes compensation expense for all stock based compensation awards granted subsequent to April 1, 2006 and previously granted awards not vested as of April 1, 2006.  The Company uses the Black-Scholes valuation model to value option grants.  We use historical data to estimate the expected price volatility, expected option life and expected forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield in effect at the time of the grant for the estimated life of the option.  The dividend yield is estimated using the dividend payments made during the prior four quarters as a percent of average stock price for that period.

The above listing is not intended to be a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles, generally accepted in the United States of America, with no need for management’s judgment in their application.  There are also areas in which management’s judgment in selecting any viable alternative would not produce a materially different result.  See our audited financial statements and notes of the Annual Report on Form 10-K which contain accounting policies and other disclosures required by accounting principles, generally accepted in the United States of America.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended March 31, 2010 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the first quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 1-30, 2010	113	$25.46	127,313	172,687
May 1-31, 2010	700	$23.35	128,013	171,987
June 1-30, 2010	24	$23.49	128,037	171,963
Total 1st Quarter	837	$23.64

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

b)    Reports on Form 8-K:

On May 25, 2010, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and twelve months ended March 31, 2010.

MESA LABORATORIES, INC.

JUNE 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	August 16, 2010	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	August 16, 2010	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief
Financial and Accounting Officer and
Secretary