Form 10-Q
period 2010-09-30
MESA LABORATORIES INC /CO
filed 2010-11-15
CIK 724004

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2010

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

There were 3,231,414  shares of the Issuer’s common stock, no par value, outstanding as of October 31, 2010.

PART I-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

	SEPT 30, 2010	MARCH 31,2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$3,575,000	$10,471,000
Accounts Receivable, Net	4,986,000	4,426,000
Inventories, Net	6,121,000	4,820,000
Prepaid Expenses and Other	598,000	757,000

TOTAL CURRENT ASSETS	15,280,000	20,474,000

PROPERTY, PLANT & EQUIPMENT, NET	7,420,000	4,239,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	20,454,000	8,926,000

TOTAL ASSETS	$43,154,000	$33,639,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$587,000	$480,000
Accrued Salaries & Payroll Taxes	1,186,000	1,190,000
Notes Payable — Current Portion	2,521,000	100,000
Other Accrued Expenses	585,000	41,000
Taxes Payable	219,000	133,000

TOTAL CURRENT LIABILITIES	5,098,000	1,944,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	2,912,000	498,000
Notes Payable – Long Term	1,750,000	—

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,231,414 shares (9/30/10) and 3,203,726 shares (3/31/10)	5,258,000	4,883,000
Employee Loans to Purchase Stock	(307,000)	—
Retained Earnings	28,443,000	26,314,000

TOTAL STOCKHOLDERS’ EQUITY	33,394,000	31,197,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,154,000	$33,639,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended	Three Months Ended
	Sept. 30, 2010	Sept. 30, 2009

Sales	$7,754,000	$5,407,000

Cost of Goods Sold	3,202,000	2,096,000
Selling, General & Administrative	1,887,000	1,167,000
Research and Development	342,000	172,000
Other Expenses and (Income)	34,000	(7,000)
	5,465,000	3,428,000

Earnings Before Income Taxes	2,289,000	1,979,000

Income Taxes	860,000	736,000

Net Income	$1,429,000	$1,243,000

Net Income Per Share (Basic)	$.44	$.39

Net Income Per Share (Diluted)	$.43	$.38

Average Common Shares Outstanding (Basic)	3,231,000	3,192,000

Average Common Shares Outstanding (Diluted)	3,315,000	3,294,000

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Six Months Ended	Six Months Ended
	Sept. 30, 2010	Sept. 30, 2009

Sales	$15,209,000	$10,383,000

Cost of Goods Sold	6,276,000	4,089,000
Selling, General & Administrative	3,831,000	2,390,000
Research and Development	565,000	323,000
Other Expenses and (Income)	46,000	(12,000)
	10,718,000	6,790,000

Earnings Before Income Taxes	4,491,000	3,593,000

Income Taxes	1,742,000	1,324,000

Net Income	$2,749,000	$2,269,000

Net Income Per Share (Basic)	$.85	$.71

Net Income Per Share (Diluted)	$.83	$.69

Average Common Shares Outstanding (Basic)	3,222,000	3,189,000

Average Common Shares Outstanding (Diluted)	3,311,000	3,272,000

ITEM 1.  FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended	Six Months Ended
	Sept. 30, 2010	Sept. 30, 2009
Cash Flows From Operating Activities:
Net Income	$2,749,000	$2,269,000
Depreciation and Amortization	834,000	361,000
Stock Based Compensation	162,000	134,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable, net	556,000	658,000
(Increase) Decrease in Inventories	(544,000)	(96,000)
(Increase) Decrease in Prepaid Expenses	354,000	197,000
Increase (Decrease) in Accounts Payable	(137,000)	(185,000)
Increase (Decrease) in Accrued Liabilities	100,000	(234,000)
Net Cash Provided by Operating Activities	4,074,000	3,104,000

Cash Flows From Investing Activities:
Acquisition of Company	(11,722,000)	—
Deposit	(17,000)	—
Capital Expenditures, Building	(2,150,000)	—
Capital Expenditures, Net of Retirements	(310,000)	(312,000)
Net Cash (Used) by Investing Activities	(14,199,000)	(312,000)

Cash Flows From Financing Activities:
Borrowing, Net of Retirements	3,943,000	—
Dividends Paid	(709,000)	(638,000)
Treasury Stock Purchases	(81,000)	(117,000)
Proceeds From Stock Options Exercised	76,000	85,000
Net Cash (Used) Provided by Financing Activities	3,229,000	(670,000)

Net Increase (Decrease) In Cash and Cash Equivalents	(6,896,000)	2,122,000
Cash and Cash Equivalents at Beginning of Period	10,471,000	9,111,000

Cash and Cash Equivalents at End of Period	$3,575,000	$11,233,000

Supplemental disclosure of non-cash activity:

The Company issued employee loans totaling $307,000 for the purchase of common stock during the six month period ended September 30, 2010.

The Company completed its purchase of SGM Biotech, Inc. during the six months ended September 30, 2010.  See Note 2.

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

Recently Adopted Accounting Pronouncements

In September 2009, the FASB ratified its guidance on two revenue recognition standards which were to become effective for us beginning April 1, 2011.  With earlier adoption permitted, we elected to adopt this guidance in the first quarter 2011.  Under EITF 08-1, Multiple-Deliverable Revenue Arrangements, now codified in ASC Topic 605, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  Under EITF 09-3, Certain Revenue Arrangements That Include Software Elements, now codified in ASC Topic 985, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to the new guidance for multiple deliverable arrangements discussed above.  The adoption of this guidance did not have a material impact on our financial statements.

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

NOTE 2. ACQUISITION OF PRODUCT LINES

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for $11,722,000.  A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account.  The $600,000 placed in escrow is to be paid to the sellers in $200,000 increments at three months, six months and one year following closing.  The purchase price is subject to a final working capital adjustment as defined in the Stock Purchase Agreement, and at September 30, 2010, the Company had accrued $361,000 which was subsequently paid in October, 2010. After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  The Company incurred approximately $153,000 in third party acquisition costs related to this transaction.  On April 30, 2010, the Company also completed the acquisition of the facility that houses the SGM Biotech, Inc. operations for $2,150,000.

To help finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,750,000 at September 30, 2010, and a revolving line of credit for $4,000,000 of which $1,521,000 was utilized at September 30, 2010.  Both of these lines of credit are subject to a variable rate of interest and a rate floor, and at September 30. 2010, the rate of interest on both loans was 3.25%.

Due to the increase in intangible assets as a result of this acquisition, amortization expense is expected to rise significantly in fiscal 2011 and subsequent years.  The Company will not be able to deduct the step up from cost to fair value for the assets acquired for tax purposes and therefore have recorded a deferred tax liability of $2,239,000 as of the acquisition date.

The purchase price was allocated to the assets acquired based on their estimated fair value at the acquisition date, and is subject to a final working capital adjustment.  Intangible assets were valued using the income approach.

Assets and liabilities acquired consisted of:

Accounts Receivable	$1,116,000
Inventory	758,000
Other Assets	195,000
Property and Equipment	1,035,000
Liabilities	(1,021,000)
Customer Relationships	3,739,000
Non-compete Agreements	104,000
Trademarks	1,195,000
Patents	396,000
Goodwill	4,566,000
$12,083,000

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

The results of SGM Biotech product operations have been included in the financial statements commencing from the acquisition date of April 27, 2010.  The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2010 and 2009 are as follows:

	Quarter Ended	Quarter Ended
	Sept 30,	Sept 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total net sales	$7,754,000	$6,805,000
Income from operations	$2,323,000	$2,079,000
Net income	$1,429,000	$1,307,000
Net income per common share (Basic)	$.44	$.41
Net income per common share (Diluted)	$.43	$.40

	Six Months Ended	Six Months Ended
	Sept. 30,	Sept. 30,
	2010	2009
	(Unaudited)	(Unaudited)
Total net sales	$15,773,000	$13,303,000
Income from operations	$4,824,000	$3,807,000
Net income	$2,928,000	$2,408,000
Net income per common share (Basic)	$.91	$.76
Net income per common share (Diluted)	$.88	$.74

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

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended Sept. 30, 2010	Three Months Ended Sept. 30, 2009	Six Months Ended Sept. 30, 2010	Six Months Ended Sept. 30, 2009
Total cost of stock-based compensation charged against income before taxes	$96,000	$65,000	$162,000	$134,000
Amount of income tax benefit recognized in earnings	36,000	24,000	63,000	49,000
Amount charged against net income	$60,000	$41,000	$99,000	$85,000

Impact on net income per common share:
Basic	$.02	$.01	$.03	$.03
Diluted	$.02	$.01	$.03	$.03

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the statement of operations.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first half of fiscal 2011 and 2010 using the Black-Scholes model:

	Six Months Ended Sept 30,
	2010	2009
Stock options:
Volatility	36.2%	34.3%
Risk-free interest rate	2.04-3.89%	1.65-2.68%
Expected option life (years)	5–10	5–10
Dividend yield	1.78%	2.00%

A summary of the option activity for the first six months of fiscal 2011 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	391,765	$17.37	4.2
Options granted	121,460	25.55	5.3
Options forfeited	(6,725)	21.74	—
Options expired	(150)	11.65	—
Options exercised	(38,150)	14.50	—
Outstanding at Sept. 30, 2010	468,200	$19.66	4.3	$1,564,000

Exercisable at Sept 30, 2010	177,435	$17.01	3.4	$1,063,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first six months of fiscal 2011 was $7.66, and $4.39 in the first six months of fiscal 2010. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $351,000 and $253,000 during the first half of fiscal 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of September 30, 2010 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2010	247,085	$5.51
Options granted	121,460	$7.66
Options forfeited	(6,725)	$6.00
Options vested	(71,055)	$5.37
Unvested at Sept. 30, 2010	290,765	$6.43

As of Sept. 30, 2010, there was $1,234,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 4.   NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potential dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended September 30, 2010 and 2009:

	Three Months Ended Sept.30		Six Months Ended Sept.30
	2010	2009	2010	2009
Net income available for shareholders	$1,429,000	$1,243,000	$2,749,000	$2,269,000
Weighted avg. outstanding shares of common stock	3,231,000	3,192,000	3,222,000	3,189,000
Dilutive effect of stock options	84,000	102,000	89,000	83,000
Common stock and equivalents	3,315,000	3,294,000	3,311,000	3,272,000
Earning per share:
Basic	$0.44	$0.39	$0.85	$0.71
Diluted	$0.43	$0.38	$0.83	$0.69

For the three and six months ended September 30, 2010 and 2009, 121,000 and no shares for each period, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE 5.    RELATED PARTY TRANSACTIONS

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which was acquired by the Company on April 27, 2010.

NOTE 6.    DEBT

To help finance the acquisition of SGM Biotech, Inc and the related building that houses its facility, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,750,00 at September 30, 2010, and a revolving line of credit for $4,000,000 maturing on April 27, 2011 of which $1,521,000 was utilized at September 30, 2010.  The 36 month reducing line of credit requires quarterly principal payments of $250,000 beginning July 27, 2010 through maturity.  Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at September 30, 2010.  Both of these lines of credit also require monthly interest payments, are subject to restrictive covenants and are secured by most of the assets of the Company.

Future maturities on debt are as follows:

Fiscal Year 2011	$500,000
Fiscal Year 2012	2,521,000
Fiscal Year 2013	1,000,000
Fiscal Year 2014	250,000
$4,271,000

NOTE 7.    SEGMENT DATA

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information now codified as ASC 280. ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC 280 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its product lines as two reportable segments based on the similar characteristics and markets of our product lines.

Revenues related to operations in the U.S. and foreign countries for the quarters and six month periods ended September 30, 2010 and 2009 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Net revenues from unaffiliated customers and long-lived assets related to continuing operations in the U.S. and foreign countries as of the six months ended Sept. 30, 2010 and 2009 are as follows:

	Quarter Ended Sept 30,
	2010	2009
Net revenues from unaffiliated customers:
United States	$4,701,000	$4,031,000
Foreign (no country exceeds 10% of total)	$3,053,000	$1,376,000

	Sept. 30,	Sept. 30,
	2010	2009
Long-lived assets at end of quarter:
United States	$27,874,000	$10,972,000

	Six Months Ended June 30,
	2010	2009
Net revenues from unaffiliated customers:
United States	$9,609,000	$7,740,000
Foreign (no country exceeds 10% of total)	$5,600,000	$2,643,000

The following table summarizes total sales by product line for the quarter and six months ended September 30, 2010 and 2009 respectively:

	Quarter Ended Sept. 30,
	2010	2009
Dialysis Meter and Disposables	$1,934,000	$1,995,000
Datatrace Loggers	1,324,000	1,505,000
Biological Indicators	3,897,000	1,757,000
Torqo Bottle Cap Test Systems	426,000	—
Nusonics Ultrasonic Meters	173,000	150,000

Total sales	$7,754,000	$5,407,000

	Six Months Ended Sept. 30,
	2010	2009
Dialysis Meter and Disposables	$3,833,000	$3,993,000
Datatrace Loggers	2,799,000	2,711,000
Biological Indicators	7,352,000	3,478,000
Torqo Bottle Cap Test Systems	886,000	—
Nusonics Ultrasonic Meters	339,000	201,000

Total sales	$15,209,000	$10,383,000

The Company categorizes its operations into two business segments: Biological Indicators and Instrumentation Products.  Operations in these segments include designing, manufacturing, marketing and selling disposable testing products and analytical instruments.  In the Biological Indicator segment, the Company provides products used to prove sterility.  Analytical instruments sold in the Instrumentation Products segment are used for measuring a variety of conditions including temperature, pressure, relative humidity, flow rates, PH, conductivity, and bottle cap torque.

Following is the Company’s business segment information for September 30, 2010 and 2009 (in thousands):

	Biological	Instrumentation
	Indicators	Products	Total
FY 2011
2nd Quarter Revenue	$3,897	$3,857	$7,754
Year to Date Revenue	$7,352	$7,857	$15,209
2nd Quarter Operating Income	$1,113	$1,210	$2,323
Year to Date Operating Income	$1,830	$2,707	$4,537
2nd Quarter Interest Expense	$—	$—	$—
Year to Date Interest Expense	$55	$—	$55
Total Assets	$25,921	$17,233	$43,154
Capital Expenditures	$2,326	$134	$2,460
Depreciation and Amortization	$656	$178	$834

FY 2010
2nd Quarter Revenue	$1,757	$3,650	$5,407
Year to Date Revenue	$3,478	$6,905	$10,383
2nd Quarter Operating Income	$368	$1,604	$1,972
Year to Date Operating Income	$735	$2,846	$3,581
2nd Quarter Interest Expense	$—	$—	$—
Year to Date Interest Expense	$—	$—	$—
Total Assets	$10,559	$20,369	$30,928
Capital Expenditures	$25	$287	$312
Depreciation and Amortization	$301	$60	$361

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

Key Financial Indicators

For The Six Months Ended Sept. 30,

	2010	2009	2008	2007

Cash and Investments	$3,575,000	$11,233,000	$6,728,000	$4,722,000

Trade Receivables	$5,368,000	$3,925,000	$4,518,000	$3,319,000
Days Sales Outstanding	63	65	69	59

Inventory, Net	$6,121,000	$4,595,000	$4,575,000	$3,943,000
Inventory Turns	2.0	1.8	1.8	1.6

Working Capital	$10,182,000	$18,891,000	$14,790,000	$11,121,000
Current Ratio	3:1	19:1	12:1	13:1

Average Return On:
Stockholder Investments (1)	17.0%	15.9%	19.2%	21.4%
Assets	14.3%	15.0%	18.0%	20.1%
Invested Capital (2)	19.7%	24.1%	25.4%	26.1%

Net Sales	$15,209,000	$10,383,000	$10,734,000	$9,154,000
Gross Profit	$8,933,000	$6,294,000	$6,851,000	$6,186,000
Gross Margin	59%	61%	64%	68%
Operating Income	$4,537,000	$3,581,000	$3,631,000	$3,436,000
Operating Margin	30%	34%	34%	38%
Net Profit	$2,749,000	$2,269,000	$2,370,000	$2,294,000
Net Profit Margin	18%	22%	22%	25%
Earnings Per Diluted Share	$.83	$.69	$.73	$.70

Capital Expenditures, Net	$2,460,000	$312,000	$119,000	$98,000

Head Count	170.0	107.0	112.0	108.0

Sales Per Employee (Annualized)	$179,000	$194,000	$192,000	$170,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important use of resources.  Most of the indicators above for the period ended September 30, 2010 are showing variation from the trends of the past years.  Our balance sheet has increased due to acquisitions in December 2009 and April 2010.  Factors currently impacting profitability include higher sales of SGM products, Datatrace products, and Torqo products.

Results of Operations

Net Sales

Net sales for the second quarter and first six months of fiscal 2011 increased 43.4 percent and 46.5 percent, respectively from fiscal 2010.  In real dollars, net sales of $7,754,000 for the quarter and $15,209,000 for the first six months in fiscal 2011 increased $2,347,000 and $4,826,000, respectively from $5,407,000 and $10,383,000, respectively in 2010.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical manufacturing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven and SGM products are disposables and thus do not contribute to the Company’s parts and service revenues.  During the first six months of fiscal years 2011 and 2010 our Company had parts and service revenue of $2,024,000 and $1,799,000, respectively.  As a percentage of total revenue, parts and service revenues were 13% in 2011 and 17% in 2010.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Although overall economic conditions remain soft this year we have seen an increase in our sales performance in total so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals. Sales this year also increased due to the acquisitions of our new Torqo and SGM Biotech product lines. For the fiscal first six months of 2011 and 2010, product sales for our company were $13,185,000 and $8,584,000, respectively.

Due to the addition of SGM Biotech earlier this fiscal year, the company is in the process of segmenting itself into two business groups, Biological Indicator products and Instrumentation Products.  The Instrumentation Products are based at the Company’s Lakewood, CO facility, while Biological Indicator Products are manufactured at our Bozeman, MT and Omaha, NE facilities.  This segmentation provides a clearer picture of how changes in our product mix impact net sales and profitability, especially at the gross profit level.

For the current fiscal quarter, Biological Indicator products have increased to $3,897,000 or 122 percent from $1,757,000 in the prior year period, and Instrumentation products have increased to $3,857,000 or six percent from $3,650,000 in the prior year period.  For the first six months of fiscal 2011, Biological Indicator Product sales have increased to $7,352,000 or 111 percent from $3,478,000 in the prior year period, and Instrumentation sales have increased to $7,857,000 or 14 percent from $6,905,000 in the prior year period.  For the current quarter and six month periods the increase in Biological Indicator products is due to the addition of the SGM Biotech products in late April of this year, and increases of 11 and eight percent for the current quarter and six month periods, respectively for our Raven products.  During the current quarter and six month periods, the increase in Instrumentation products and services were six and 14 percent, respectively, and were due in the current quarter to the addition of the Torqo product line in December 2009, while the increase for the six month period was due to the addition of Torqo products and increases in Datatrace and Nusonics products.

The total increase in revenues during the first six months of fiscal 2011 was due to internal growth of existing products as well as from the additions of Torqo and SGM products which were acquired in December 2009 and April 2010, respectively.  During the first six months Torqo products contributed $886,000 and SGM Biotech products contributed $3,612,000 to the $4,826,000 total increase in sales during the six month period.  Our other products contributed an additional $328,000 or a three percent increase to revenues in the first six months of fiscal 2011.

Over the fiscal second quarter and first six months, our medical revenues decreased three percent and four percent, respectively, when compared to the prior year.  This decrease was due to lower sales of dialysis meters.

During the fiscal second quarter and first six months, sales of the Datatrace brand of products decreased 12 percent and increased three percent from the prior year periods, respectively. While we saw improved capital spending trends for the Datatrace products in the first fiscal quarter of the current year, this improvement reversed during the second fiscal quarter as the economy appeared to slow once again. Currently, we would expect this trend of reduced spending on our Datatrace products to continue, at least through our fiscal third quarter.

Biological indicator sales for the second quarter and first six months of fiscal 2011 increased 122 percent and 111 percent, respectively compared to the prior year. This is chiefly due to the addition of the SGM Biotech products which were acquired on April 27, 2010. When SGM Biotech sales are excluded for the first six months, biological indicator sales increased eight percent to $3,740,000 in the current fiscal year compared to $3,478,000 in the comparable period last year.

Our new Torqo Bottlecap Torque Testing products produced sales during the fiscal second quarter and six months of $426,000 and $886,000, respectively. This product line was acquired on December 18, 2009

Cost of Sales

Cost of sales as a percent of net sales during the second fiscal quarter increased 2.5 percentage points from fiscal 2010 to 41.3 percent. For the six month period, cost of sales increased 1.9 percentage points from the prior fiscal year to 41.3 percent. Over the past few years we have made significant strides in lowering the cost to manufacture our Medical products, and currently both Medical and Datatrace products enjoy margins higher than the Biological Indicator products.  Therefore, shifts in product mix toward higher sales of Medical and Datatrace products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Biological Indicator products will normally produce the opposite effect on cost of goods sold expense and gross margins. In addition, due to our outside manufacturing of our Torqo products, we are experiencing margins for these products that are under 50 percent. We expect this to continue until the manufacturing operations are brought into our facilities at the end of calendar 2010.

Our two segments, Biological Indicator products and Instrumentation products, generally have consistent costs of goods sold levels as a percent of sales that are different from each other.  The Biological Indicator line has historically had cost of goods sold as a percent of sales of approximately 50 percent.  With the acquisition of the SGM Biotech line in April 2010, we have been able to improve our cost of goods sold as a percent of sales for the current quarter and six month periods to a level of approximately 45 percent.  The two key product lines in our Instrumentation line are Datatrace Loggers and Dialysis Meters and Disposables, which make up approximately 85 percent of the segment’s sales this fiscal year.  These two product lines typically have cost of goods sold as a percent of sales of approximately 30 percent.  The remaining two product lines in the Instrumentation products segment, Torqo Bottle Cap Test Systems and Nusonics Ultrasonic Meters, currently have cost of good sold as a percent of sales levels that exceed 50 percent.  While we do not expect the costs for the Nusonics products to improve in the future, we do expect to see improvements in our cost of goods sold levels for the Torqo products after the third quarter of this fiscal year.  Currently, we are scheduled to transfer production of the Torqo products to our facility in Lakewood, CO during December of this year, which will reduce certain redundant manufacturing overhead costs and lower the labor component of the product which is now being produced by an outside manufacturer.  Once this transfer is complete, we expect the cost of goods sold as a percent of sales to drop well under the 50 percent level.

Significantly higher Biological Indicator sales in the current three and six month periods, which are accelerating due to the acquisition of SGM Biotech, are a major contributing factor to the lower gross margins for those periods. The Company continues to monitor and implement cost reduction programs, price increases and improvements in freight cost recovery to improve gross margins.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. During fiscal 2011 we expect to incur higher general and administrative costs due to the addition of the Torqo and SGM lines of product. Additional costs expected during the year include the amortization of intangible assets and personnel costs. For the fiscal second quarter of 2011, total administrative costs were $993,000 compared to $553,000 for the same quarter last year. For the six month period ended September 30, 2010, total administrative costs were $2,100,000 compared to $1,170,000 for the comparable period last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, Selling costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in the mix between international and domestic sales may influence sales and marketing costs. The acquisitions of the Torqo and SGM Biotech product lines will also have a significant impact on sales and marketing costs in fiscal 2011.  In dollars, selling costs were $894,000 in the second fiscal quarter of 2011 and $614,000 in the same prior year quarter, and for the first six months of the fiscal year were $1,731,000 compared to $1,220,000 in the same period last year.  As a percent of sales, selling cost was 11.5% in the current quarter and 11.4% in the prior year quarter. Year to date in fiscal 2011, selling expenses as a percent of sales are 11.4% versus 11.8% in the comparable period last year.

Research and Development

Company sponsored research and development cost was $342,000 during the second fiscal quarter of 2011 and $172,000 during the previous year period. For the six month period in fiscal 2011, these costs are $565,000 compared to $323,000 for the same period last year.  We are currently executing a strategy of increasing the flow of internally developed products and we are continuing work that expands our radio frequency technology into new data logging markets. The additions of the Torqo and SGM Biotech product lines are also adding to our current research and development spending.

Net Income

Net income increased 15 percent to $1,429,000 or $.43 per share on a diluted basis during the second fiscal quarter of 2011 compared to $1,243,000 or $.38 per share on a diluted basis in the previous year period. For the first six months of the fiscal year, net income increased 21 percent to $2,749,000 or $.83 per diluted share compared to $2,269,000 or $.69 per diluted share in the same period last year. As previously discussed, sales have increased sharply due to both internal growth and acquisitions although margins decreased slightly during the quarter and for the six month period.  Other factors impacting net income during the quarter and six months included the increases in general and administrative costs, sales and marketing costs, and research and development costs which are discussed above. We have added debt and interest expense due to our acquisition of SGM Biotech during the fiscal year, and also experienced one time acquisition costs of $153,000 during the first six months of the current fiscal year.  We have experienced additional six month amortization expenses of approximately $245,000 for the intangible assets acquired as part of the SGM Biotech acquisition. A final additional expense, which was incurred during the current quarter, amounted to $70,000 and was due to a misapplication of a deduction for income tax purposes in prior periods.

Liquidity and Capital Resources

On September 30, 2010, we had cash and short term investments of $3,575,000.  In addition, we had other current assets totaling $11,705,000 and total current assets of $15,280,000.  Current liabilities of our Company were $5,098,000 which resulted in a current ratio of 3.0:1.

Our Company has made capital acquisitions during the second fiscal quarter of $114,000 and $2,460,000 for the six month period of the current fiscal year.  Of this amount, approximately $2,150,000 was utilized to purchase the SGM Biotech facility.

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for $11,722,000.  A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account.  The $600,000 placed in escrow is to be paid to the sellers in $200,000 increments at three months, six months and one year following closing.  The purchase price is subject to a final working capital adjustment as defined in the Stock Purchase Agreement, and at September 30, 2010, the Company had accrued $361,000 which was paid in October 2010.  After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  The Company incurred approximately $153,000 in third party acquisition costs related to this transaction during the current fiscal year.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 15, 2010, a quarterly dividend of $.11 per common share was paid to shareholders of record on May 28, 2010. At September 15, 2010, a quarterly dividend of $.11 per common share was paid to shareholders of record on August 31, 2010.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

To finance acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which has a remaining principal balance of $2,750,000 at September 30, 2010, and a revolving line of credit for $4,000,000 of which $1,521,000 was utilized as of September 30, 2010. Both of these lines are subject to a variable rate of interest and a rate floor, both of which are currently 3.25%.  The Company does not guarantee the debt of any other entity.  The Company has maintained a long history of surplus cash flow from operations.  This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and is currently being partially utilized to fund our on-going dividend and will be used to retire debt.  If interesting candidates come to our attention, we may choose to pursue new acquisitions.

Contractual Obligations

At September 30, 2010 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. In addition, the Company is liable for a payment of $50,000 to Vibrac LLC for a hold back which is due in December 2010, and a working capital adjustment is owed to the principals of SGM Biotech which has been calculated as $361,000 and was paid in October 2010.  To help finance the acquisition of SGM Biotech, Inc., the Company entered into two separate credit facilities which require remaining principal payments of $500,000, $2,521,000, $1,000,000 and $250,000 in fiscal years 2011, 2012, 2013 and 2014, respectively

Forward Looking Statements

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II-OTHER INFORMATION

ITEM 1. Legal proceedings

None.

ITEM 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended March 31, 2010 under the heading “Part I - Item 1A. Risk Factors.”  There has been no material change in those risk factors.

ITEM 2. Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the second quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 1-31, 2010	278	$23.93	128,315	171,685
August 1-31, 2010	2,056	$22.94	130,371	169,629
September 1-30, 2010	495	$22.39	130,866	169,134
Total 2nd Quarter	2,829	$22.94

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

31.1            Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2            Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1            Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2            Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b)       Reports on Form 8-K:

On July 8, 2010, the Registrant filed a report on Form 8-K under Item 5.02 reporting the resignation of Mr. Paul Duke from its Board of Directors effective July 7, 2010.

On July 13, 2010, the Registrant filed a report on Form 8-K/A under Item 9.01 reporting the audited Financial Statements and required Pro Forma Financial Statements for SGM Biotech, Inc. and Affiliates which was acquired April 27, 2010.

On July 23, 2010, the Registrant filed a report on Form 8-K under item 3.01 reporting that the company had received a letter from Nasdaq informing the company that due to the resignation of Mr. Paul D. Duke from its Board of Directors, the company did not comply with Nasdaq’s independent director requirement, and that the company has a cure period lasting until January 3, 2011 to provide evidence of compliance.

On July 29, 2010, the Registrant filed a report on Form 8-K/A under Item 9.01 amending the Pro Forma Financial Statements previously filed on Form 8-K/A on July 13, 2010.

On August 17, 2010, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended June 30, 2010.

On September 28, 2010, the Registrant filed a report on Form 8-K under Item 5.07 reporting the results of voting held at its Annual Meeting of Shareholders held on September 23, 2010.

MESA LABORATORIES, INC.

SEPTEMBER 30, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	November 15, 2010	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	November 15, 2010	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary