Form 10-Q
period 2010-12-31
MESA LABORATORIES INC /CO
filed 2011-02-14
CIK 724004

Form 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

There were 3,247,002  shares of the Issuer’s common stock, no par value, outstanding as of January 31, 2011.

PART I-FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

	DEC 31, 2010	MARCH 31,2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$2,129,000	$10,471,000
Accounts Receivable, Net	5,434,000	4,426,000
Inventories, Net	6,059,000	4,820,000
Prepaid Expenses and Other	621,000	757,000

TOTAL CURRENT ASSETS	14,243,000	20,474,000

PROPERTY, PLANT & EQUIPMENT, NET	7,409,000	4,239,000

OTHER ASSETS

Goodwill, Intangibles and Other, Net	25,968,000	8,926,000

TOTAL ASSETS	$47,620,000	$33,639,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$494,000	$480,000
Accrued Salaries & Payroll Taxes	1,535,000	1,190,000
Notes Payable — Current Portion	750,000	100,000
Revolving Line of Credit	4,000,000	—
Due To Apex Laboratories, Inc.	600,000	—
Other Accrued Expenses	171,000	41,000
Taxes Payable	962,000	133,000

TOTAL CURRENT LIABILITIES	8,512,000	1,944,000

LONG TERM LIABILITIES
Deferred Income Taxes Payable	2,912,000	498,000
Notes Payable — Long Term	1,750,000	—

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,246,252 shares (12/31/10) and 3,203,726 shares (3/31/10)	5,408,000	4,883,000
Employee Loans to Purchase Stock	(394,000)	—
Retained Earnings	29,432,000	26,314,000

TOTAL STOCKHOLDERS’ EQUITY	34,446,000	31,197,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$47,620,000	$33,639,000

ITEM 1.    FINANCIAL STATEMENTS  (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended Dec. 31, 2010	Three Months Ended Dec. 31, 2009

Sales	$7,652,000	$5,318,000

Cost of Goods Sold	3,212,000	2,020,000
Selling, General & Administrative	2,045,000	1,295,000
Research and Development	393,000	185,000
Other Expenses and (Income)	33,000	(14,000)
	5,683,000	3,486,000

Earnings Before Income Taxes	1,969,000	1,832,000

Income Taxes	711,000	678,000

Net Income	$1,258,000	$1,154,000

Net Income Per Share (Basic)	$.39	$.36

Net Income Per Share (Diluted)	$.37	$.35

Average Common Shares Outstanding (Basic)	3,234,000	3,193,000

Average Common Shares Outstanding (Diluted)	3,355,000	3,317,000

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

	Nine Months Ended Dec. 31, 2010	Nine Months Ended Dec. 31, 2009

Sales	$22,861,000	$15,702,000

Cost of Goods Sold	9,488,000	6,109,000
Selling, General & Administrative	5,877,000	3,685,000
Research and Development	958,000	508,000
Other Expenses and (Income)	79,000	(26,000)
	16,402,000	10,276,000

Earnings Before Income Taxes	6,459,000	5,426,000

Income Taxes	2,453,000	2,002,000

Net Income	$4,006,000	$3,424,000

Net Income Per Share (Basic)	$1.24	$1.07

Net Income Per Share (Diluted)	$1.21	$1.04

Average Common Shares Outstanding (Basic)	3,226,000	3,191,000

Average Common Shares Outstanding (Diluted)	3,316,000	3,284,000

ITEM 1.    FINANCIAL STATEMENTS (CONTINUED)

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended Dec. 31, 2010	Nine Months Ended Dec. 31, 2009
Cash Flows From Operating Activities:
Net Income	$4,006,000	$3,424,000
Depreciation and Amortization	1,299,000	537,000
Stock Based Compensation	287,000	212,000
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable, net	652,000	774,000
(Increase) Decrease in Inventories	(406,000)	(132,000)
(Increase) Decrease in Prepaid Expenses	331,000	160,000
Increase (Decrease) in Accounts Payable	(230,000)	24,000
Increase (Decrease) in Accrued Liabilities	1,092,000	(117,000)
Net Cash Provided by Operating Activities	7,031,000	4,882,000

Cash Flows From Investing Activities:
Acquisition of Product Lines and Company	(17,973,000)	(2,400,000)
Capital Expenditures, Building	(2,150,000)	—
Capital Expenditures, Net of Retirements	(428,000)	(488,000)
Net Cash (Used) in Investing Activities	(20,551,000)	(2,888,000)

Cash Flows From Financing Activities:
Bank Borrowing, Net of Retirements	6,500,000	—
Repayment of SGM Shareholder loans	(278,000)	—
Dividends Paid	(1,097,000)	(991,000)
Treasury Stock Purchases	(84,000)	(263,000)
Proceeds From Stock Options Exercised	137,000	89,000
Net Cash (Used) in Provided by Financing Activities	5,178,000	(1,165,000)

Net Increase (Decrease) In Cash and Cash Equivalents	(8,342,000)	829,000
Cash and Cash Equivalents at Beginning of Period	10,471,000	9,111,000

Cash and Cash Equivalents at End of Period	$2,129,000	$9,940,000

Cash paid for Interest	$91,000	$—

Supplemental disclosure of non-cash activity:

The Company issued employee loans totaling $394,000 for the purchase of common stock during the nine month period ended December 31, 2010.

The Company completed its purchase of SGM Biotech, Inc. during the nine months ended December 31, 2010. See Note 2.

The Company completed its purchase of certain assets of Apex Laboratories, Inc. during the nine months ended December 31, 2010. See Note 2.

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

In July 2010, FASB issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period will become effective for Mesa in the fourth quarter of Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated roll forward disclosures, will be required for Mesa beginning in the first quarter of Fiscal 2012. As these changes only relate to disclosures, they will not have an impact on Mesa’s consolidated financial results.

NOTE 2.    ACQUISITION OF PRODUCT LINES AND COMPANIES

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for $11,722,000.  A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account.  The $600,000 placed in escrow is to be paid to the sellers in $200,000 increments at three months, six months and one year following closing.  The purchase price was subject to a final working capital adjustment of $361,000 as defined in the Stock Purchase Agreement and was subsequently paid in October, 2010. After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  The Company incurred approximately $168,000 in third party acquisition costs related to this transaction.  On April 30, 2010, the Company also completed the acquisition of the facility that houses the SGM Biotech, Inc. operations for $2,150,000.

Due to the increase in intangible assets as a result of this acquisition, amortization expense is expected to rise significantly in fiscal 2011 and subsequent years.  The Company will not be able to deduct the step up from cost to fair value for the assets acquired for tax purposes and therefore have recorded a deferred tax liability of $2,239,000 as of the acquisition date.

The purchase price was allocated to the assets acquired based on their estimated fair value at the acquisition date, and was subject to a final working capital adjustment.  Intangible assets were valued using the income approach.

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

On December 21, 2010, Mesa announced that it had purchased the assets associated with the biological indicator line of products of Apex Laboratories, Inc.  The products acquired by Mesa include their biological indicators for use in vapor hydrogen peroxide disinfection processes.  The purchase price consisted of a

$5,890,000 cash payment at closing and a $600,000 holdback amount to be paid in two equal payments on the six month and one year anniversary of closing.  The holdback amount accrues interest at two percent per annum, and the ultimate payment may be reduced as defined in the asset purchase agreement.  Assets acquired consisted of:

Inventory	$75,000
Accounts Receivable	544,000
Property and Equipment	49,000
Intangibles and Goodwill	5,822,000
$6,490,000

The Company is in the process of determining fair value estimates of the assets acquired, and will adjust its valuation when it is completed later in the fourth quarter of fiscal 2011.

Due to the timing of the acquisition of the Apex Laboratories products, they only made a minor contribution to sales and gross profits in the fiscal third quarter of $18,000 and $13,000, respectively.  During the quarter, legal and accounting expenses for the acquisition of the Apex Laboratories products were approximately $38,000.

To help finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,500,000 at December 31, 2010.  The bank also deferred one payment for $250,000 on the reducing line of credit, which would have been due January 27, 2011 until maturity at April 27, 2013.  There is also a revolving line of credit for $4,000,000 of which $4,000,000 was utilized at December 31, 2010.  Both of these lines of credit are subject to a variable rate of interest and a rate floor, and at December 31, 2010, the rate of interest on both loans was 3.25%.

The results of SGM Biotech and Apex Laboratories product operations have been included in the financial statements commencing from their acquisition dates of April 27, 2010 and December 21, 2010, respectively.  The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2010 and 2009 are as follows:

	Quarter Ended	Quarter Ended
	Dec. 31,	Dec. 31,
	2010	2009
	(Unaudited)	(Unaudited)
Total net sales	$8,311,000	$7,667,000
Income from operations	$2,256,000	$2,142,000
Net income	$1,418,000	$1,358,000
Net income per common share (Basic)	$.44	$.43
Net income per common share (Diluted)	$.42	$.41

	Nine Months Ended	Nine Months Ended
	Dec. 31,	Dec. 31,
	2010	2009
	(Unaudited)	(Unaudited)
Total net sales	$25,563,000	$22,287,000
Income from operations	$8,007,000	$6,707,000
Net income	$4,930,000	$4,244,000
Net income per common share (Basic)	$1.53	$1.33
Net income per common share (Diluted)	$1.49	$1.29

NOTE 3.    STOCK BASED COMPENSATION

We account for share-based compensation awards made to employees and directors using the fair value based methodology prescribed by ASC 718 Share-Based Payments (“ASC 718”).  Compensation costs for award grants are valued at fair value and recognized on a straight line basis over the service periods of each award.  We estimated forfeiture rates for the year based on historical experience.

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	Three Months Ended Dec. 31, 2010	Three Months Ended Dec. 31, 2009	Nine Months Ended Dec. 31, 2010	Nine Months Ended Dec. 31, 2009
Total cost of stock-based compensation charged against income before taxes	$125,000	$78,000	$287,000	$212,000
Amount of income tax benefit recognized in earnings	46,000	29,000	109,000	78,000
Amount charged against net income	$79,000	$49,000	$178,000	$134,000

Impact on net income per common share:
Basic	$.02	$.02	$.06	$.04
Diluted	$.02	$.01	$.05	$.04

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first nine months of fiscal 2011 and 2010 using the Black-Scholes model:

	Nine Months Ended Dec. 31,
	2010	2009
Stock options:
Volatility	33.8-36.1%	34.0%
Risk-free interest rate	1.11-3.89%	1.7-2.7%
Expected option life (years)	5-10	5-10
Dividend yield	1.78-1.81%	2.00%

A summary of the option activity for the first nine months of fiscal 2011 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	391,765	$17.37	4.3
Options granted	137,060	25.43	5.3
Options forfeited	(6,725)	21.74	—
Options expired	(150)	11.65	—
Options exercised	(57,275)	14.76	—
Outstanding at Dec. 31, 2010	464,675	$20.00	4.3	$4,646,000

Exercisable at Dec 31, 2010	162,610	$17.31	3.4	$2,063,000

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first nine months of fiscal 2011 was $7.54, and $4.43 in the first nine months of fiscal 2010. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $624,000 and $430,000 during the first nine months of fiscal 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of December 31, 2010 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2010	247,085	$5.51
Options granted	137,060	$7.54
Options forfeited	(6,725)	$5.93
Options vested	(75,355)	$5.38
Unvested at Dec. 31, 2010	302,065	$6.45

As of Dec. 31, 2010, there was $1,230,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 4.    NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and nine month periods ended December 31, 2010 and 2009:

	Three Months Ended Dec.31		Nine Months Ended Dec.31
	2010	2009	2010	2009
Net income available for shareholders	$1,258,000	$1,154,000	$4,006,000	$3,424,000
Weighted avg. outstanding shares of common stock	3,234,000	3,193,000	3,226,000	3,191,000
Dilutive effect of stock options	121,000	124,000	90,000	93,000
Common stock and equivalents	3,355,000	3,317,000	3,316,000	3,284,000
Earning per share:
Basic	$0.39	$0.36	$1.24	$1.07
Diluted	$0.37	$0.35	$1.21	$1.04

For the three and nine months ended December 31, 2010 and 2009, no shares for each period, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

NOTE 5.    RELATED PARTY TRANSACTIONS

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which was acquired by the Company on April 27, 2010.

NOTE 6.    DEBT

To help finance the acquisition of Apex Laboratories, Inc. and SGM Biotech, Inc and the related building that houses the SGM Biotech facility, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,500,00 at December 31, 2010, and a revolving line of credit for $4,000,000 maturing on April 27, 2011 and which was fully utilized at December 31, 2010.  The 36 month reducing line of credit requires quarterly principal payments of $250,000 beginning July 27, 2010 through maturity. In December 2010, the bank deferred the January 27, 2011 payment of $250,000 until maturity at April 27, 2013, which allowed the Company to complete the acquisition of Apex Laboratories, Inc without further alteration of its existing credit facility. Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at December 31, 2010.  Both of these lines of credit also require monthly interest payments, are subject to restrictive covenants and are secured by most of the assets of the Company.

Future maturities on debt are as follows:

Fiscal Year 2011	$0
Fiscal Year 2012	5,000,000
Fiscal Year 2013	1,000,000
Fiscal Year 2014	500,000
$6,500,000

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

Revenues related to operations in the U.S. and foreign countries for the quarters and nine month periods ended December 31, 2010 and 2009 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Net revenues from unaffiliated customers and long-lived assets related to continuing operations in the U.S. and foreign countries as of the nine months ended December 31, 2010 and 2009 are as follows:

	Quarter Ended Dec 31,
	2010	2009
Net revenues from unaffiliated customers:
United States	$4,801,000	$3,747,000
Foreign (no country exceeds 10% of total)	$2,851,000	$1,571,000

	Dec. 31,	March. 31,
	2010	2010
Long-lived assets at end of quarter:
United States	$33,377,000	$13,165,000

	Nine Months Ended Dec. 31,
	2010	2009
Net revenues from unaffiliated customers:
United States	$14,410,000	$11,487,000
Foreign (no country exceeds 10% of total)	$8,451,000	$4,215,000

The following table summarizes total sales by product line for the quarter and nine months ended December 31, 2010 and 2009 respectively:

	Quarter Ended Dec. 31,
	2010	2009
Dialysis Meter and Disposables	$1,977,000	$1,945,000
Datatrace Loggers	1,283,000	1,447,000
Biological Indicators	3,728,000	1,718,000
Torqo Bottle Cap Test Systems	474,000	30,000
Nusonics Ultrasonic Meters	190,000	178,000

Total sales	$7,652,000	$5,318,000

	Nine Months Ended Dec. 31,
	2010	2009
Dialysis Meter and Disposables	$5,810,000	$5,937,000
Datatrace Loggers	4,082,000	4,158,000
Biological Indicators	11,080,000	5,197,000
Torqo Bottle Cap Test Systems	1,360,000	30,000
Nusonics Ultrasonic Meters	529,000	380,000

Total sales	$22,861,000	$15,702,000

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

Following is the Company’s business segment information for December 31, 2010 and 2009 (in thousands):

	Biological	Instrumentation
	Indicators	Products	Total
FY 2011
3rd Quarter Revenue	$3,728	$3,924	$7,652
Year to Date Revenue	$11,080	$11,781	$22,861
3rd Quarter Operating Income	$947	$1,055	$2,002
Year to Date Operating Income	$2,777	$3,761	$6,538
3rd Quarter Interest (Income) and Expense	$36	$(3)	$33
Year to Date Interest (Income) and Expense	$91	$(12)	$79
Total Assets	$31,058	$16,562	$47,620
Capital Expenditures	$2,387	$191	$2,578
Depreciation and Amortization	$1,029	$270	$1,299

FY 2010
3rd Quarter Revenue	$1,718	$3,600	$5,318
Year to Date Revenue	$5,197	$10,505	$15,702
3rd Quarter Operating Income	$392	$1,426	$1,818
Year to Date Operating Income	$1,127	$4,273	$5,400
3rd Quarter Interest (Income) and Expense	$—	$(14)	$(14)
Year to Date Interest (Income) and Expense	$—	$(26)	$(26)
Total Assets	$10,399	$21,851	$32,250
Capital Expenditures	$31	$457	$488
Depreciation and Amortization	$446	$91	$537

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

Key Financial Indicators

For The Nine Months Ended Dec. 31,

	2010	2009	2008	2007

Cash and Investments	$2,129,000	$9,940,000	$7,962,000	$5,186,000

Trade Receivables Gross	$5,605,000	$3,816,000	$4,525,000	$3,137,000
Days Sales Outstanding	65	66	77	60

Inventory, Net	$6,059,000	$4,789,000	$4,498,000	$4,310,000
Inventory Turns	2.1	1.7	1.8	1.6

Working Capital	$5,731,000	$17,129,000	$15,944,000	$11,750,000
Current Ratio	2:1	11:1	13:1	12:1

Average Return On:
Stockholder Investments (1)	16.3%	15.8%	19.0%	20.9%
Assets	13.1%	14.8%	17.8%	19.6%
Invested Capital (2)	18.4%	23.0%	25.8%	25.8%

Net Sales	$22,861,000	$15,702,000	$16,071,000	$13,768,000
Gross Profit	$13,373,000	$9,593,000	$10,285,000	$9,274,000
Gross Margin	58%	61%	64%	67%
Operating Income	$6,538,000	$5,400,000	$5,515,000	$5,124,000
Operating Margin	29%	34%	34%	37%
Net Profit	$4,006,000	$3,424,000	$3,586,000	$3,415,000
Net Profit Margin	18%	22%	22%	25%
Earnings Per Diluted Share	$1.21	$1.04	$1.11	$1.04

Earnings Before Income Tax, Depreciation and Amortization	$7,758,000	$5,963,000	$6,175,000	$5,858,000

Capital Expenditures, Net	$2,578,000	$488,000	$506,000	$304,000

Head Count	172.0	113.0	110.0	108.0

Sales Per Employee(Annualized)	$177,000	$185,000	$195,000	$170,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions.  These exceptions are usually influenced by a more important use of resources.  Most of the indicators above for the period ended December 31, 2010 are showing variation from the trends of the past years.  Our balance sheet has increased due to acquisitions in December 2009, April 2010 and December 2010.  Factors currently impacting profitability include higher sales of biological indicator products, Torqo bottlecap torque testing products and increased amortization expense due to recent acquisitions.  While net income has increase by 17 percent in the most recent fiscal year to date, earnings before income tax, depreciation and amortization has increased 30 percent over the same period.

Results of Operations

Net Sales

Net sales for the third quarter and first nine months of fiscal 2011 increased 43.9 percent and 45.6 percent, respectively from fiscal 2010.  In real dollars, net sales of $7,652,000 for the quarter and $22,861,000 for the first nine months in fiscal 2011 increased $2,334,000 and $7,159,000, respectively from $5,318,000 and $15,702,000, respectively in 2010.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical manufacturing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Raven and SGM products are disposables and thus do not contribute to the Company’s parts and service revenues.  During the first nine months of fiscal years 2011 and 2010 our Company had parts and service revenue of $2,980,000 and $2,645,000, respectively.  As a percentage of total revenue, parts and service revenues were 13% in 2011 and 17% in 2010.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Although overall economic conditions remain soft this year we have seen an increase in our sales performance in total so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals. Sales this year also increased due to the acquisitions of our new Torqo and SGM Biotech product lines. For the fiscal first nine months of 2011 and 2010, product sales for our company were $19,881,000 and $13,057,000, respectively. Sales will be further increased in the fourth fiscal quarter of 2011 due to the acquisition of the Apex Laboratories, Inc. biological indicator line of products in late December 2010.

Due to the addition of SGM Biotech earlier this fiscal year, the company is in the process of changing its reporting to better reflect its two distinct business segments, Biological Indicator Products and Instrumentation Products.  The Instrumentation Products are based at the Company’s Lakewood, CO facility, while Biological Indicator Products are manufactured at our Bozeman, MT and Omaha, NE facilities.  This segmentation provides a clearer picture of how changes in our product mix impact net sales and profitability, especially at the gross profit level.

For the current fiscal quarter, Biological Indicator products have increased to $3,728,000 or 117 percent from $1,718,000 in the prior year period, and Instrumentation products have increased to $3,924,000 or nine percent from $3,600,000 in the prior year period.  For the first nine months of fiscal 2011, Biological Indicator Product sales have increased to $11,080,000 or 113 percent from $5,197,000 in the prior year period, and Instrumentation sales have increased to $11,781,000 or 12 percent from $10,505,000 in the prior year period.  For the current quarter and nine month period the increase in Biological Indicator products is chiefly due to the addition of the SGM Biotech products in late April of this year, and strong organic growth of 12 and nine percent for the current quarter and nine month period, respectively for our Raven products.  During the current quarter and nine month period, the increase in Instrumentation products and services were nine and 12 percent, respectively, and were due in the current quarter to the addition of the Torqo product line in December 2009, while the increase for the nine month period was due to the addition of Torqo products and a four percent increase in sales of existing products.

The total increase in revenues during the first nine months of fiscal 2011 was due chiefly to the additions of Torqo and SGM products which were acquired in December 2009 and April 2010, respectively.  During the first nine months Torqo products contributed $1,360,000 and SGM Biotech products contributed $5,403,000 to the $7,159,000 total increase in sales during the nine month period.  Our other products contributed an additional $396,000 or a three percent increase to revenues in the first nine months of fiscal 2011.

Over the fiscal third quarter and first nine months, our medical revenues increased two percent for the quarter and decreased two percent for the nine month period when compared to the prior year.  The year to date decrease was due primarily to lower sales of dialysis meters.

During the fiscal third quarter and first nine months, sales of the Datatrace brand of products decreased 11 percent and two percent from the prior year periods, respectively. While we saw improved capital spending trends for the Datatrace products in the first fiscal quarter of the current year, this improvement reversed during the second and third fiscal quarter as the market for these products appeared to slow once again.

Biological indicator sales for the third quarter and first nine months of fiscal 2011 increased 117 percent and 113 percent, respectively compared to the prior year. This is chiefly due to the addition of the SGM Biotech products which were acquired on April 27, 2010. When SGM Biotech sales are excluded for the first nine months, biological indicator sales increased nine percent to $5,677,000 in the current fiscal year compared to $5,197,000 in the comparable period last year.

Our new Torqo Bottlecap Torque Testing products produced sales during the fiscal third quarter and nine months of $474,000 and $1,360,000, respectively. This product line was acquired on December 18, 2009

Cost of Sales

Cost of sales as a percent of net sales during the third fiscal quarter increased 4.0 percentage points from fiscal 2010 to 42.0 percent. For the nine month period, cost of sales increased 2.6 percentage points from the prior fiscal year to 41.5 percent. Over the past few years we have made significant strides in lowering the cost to manufacture our Medical products, and currently both Medical and Datatrace products enjoy margins higher than the Biological Indicator products.  Therefore, shifts in product mix toward higher sales of Medical and Datatrace products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Biological Indicator products will normally produce the opposite effect on cost of goods sold expense and gross margins. In addition, due to the previous outside manufacturing of our Torqo products, we experienced margins for these products that are significantly under 50 percent. All production of Torqo products was moved to our Lakewood facilities in December 2010. Along with savings from materials acquisition costs, the reduced cost to manufacture the Torqo products in house will result in significantly higher margins for the rest of fiscal 2011 and into fiscal 2012.

Gross margins are generally consistent within a business segment. However, Instrumentation tends to have higher gross margins in general than Biological Indicators, so a shift in sales between the two segments will affect the blended gross margin of the company. Within the Biological Indicator segment, we improved gross margins by about four percentage points for the current fiscal year. Within Instrumentation, our gross margins for the quarter were adversely affected by the transfer of Torqo production to our Lakewood facility, as discussed above.  Significantly higher Biological Indicator sales are a major contributing factor to this year’s decline in gross margins.  While we anticipate the shift to a higher proportion of Biological Indicator sales to continue given our focus on this growing segment, we also expect the addition of the Apex line of biological indicators in the fourth fiscal quarter to further improve gross margins for the biological indicator line of products.

The two key product lines in our Instrumentation line are Datatrace Loggers and Dialysis Meters and Disposables, which make up approximately 84 percent of the segment’s sales this fiscal year.  These two product lines typically have cost of goods sold as a percent of sales of approximately 30 to 35 percent.  The remaining two product lines in the Instrumentation products segment, Torqo Bottle Cap Test Systems and Nusonics Ultrasonic Meters, currently have cost of good sold as a percent of sales levels that exceed 50 percent.  While we do not expect the costs for the Nusonics products to improve in the future, we do expect to see improvements in our cost of goods sold levels for the Torqo products after the third quarter of this fiscal year. We transferred production of the Torqo products to our facility in Lakewood, CO during December of this year, and this will reduce certain redundant manufacturing overhead costs and lower the labor component of the product which was formerly being produced by an outside manufacturer.  With this transfer, we expect the cost of goods sold as a percent of sales to drop under the 50 percent level.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. During fiscal 2011 we expect to incur higher general and administrative costs due to the addition of the Torqo, SGM and Apex lines of product. Additional costs expected during the year include the amortization of intangible assets and personnel costs. For the fiscal third quarter and first nine months, amortization was $296,000 and $807,000, respectively, compared to $94,000 and $292,000 for the same periods last year.  For the fiscal third quarter of 2011, total administrative costs were $1,145,000 compared to $658,000 for the same quarter last year. For the nine month period ended December 31, 2010, total administrative costs were $3,245,000 compared to $1,828,000 for the comparable period last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, selling costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in the mix between international and domestic sales may influence sales and marketing costs. The acquisitions of the Torqo and SGM Biotech product lines will also have a significant impact on sales and marketing costs in fiscal 2011.  In dollars, selling costs were $900,000 in the third fiscal quarter of 2011 and $637,000 in the same prior year quarter, and for the first nine months of the fiscal year were $2,632,000 compared to $1,857,000 in the same period last year.  As a percent of sales, selling cost was 11.8% in the current quarter and 12.0% in the prior year quarter. Year to date in fiscal 2011, selling expenses as a percent of sales are 11.5% versus 11.8% in the comparable period last year.

Research and Development

Company sponsored research and development cost was $393,000 during the third fiscal quarter of 2011 and $185,000 during the previous year period. For the nine month period in fiscal 2011, these costs are $958,000 compared to $508,000 for the same period last year.  We are currently executing a strategy of increasing the flow of internally developed products and we are continuing work that expands our radio frequency technology into new data logging markets. The additions of the Torqo and SGM Biotech product lines are also adding to our current research and development spending.

Net Income

Net income increased nine percent to $1,258,000 or $.37 per share on a diluted basis during the third fiscal quarter of 2011 compared to $1,154,000 or $.35 per share on a diluted basis in the previous year period. For the first nine months of the fiscal year, net income increased 17 percent to $4,006,000 or $1.21 per diluted share compared to $3,424,000 or $1.04 per diluted share in the same period last year. As previously discussed, sales have increased sharply due to both internal growth and acquisitions, although margins decreased during the quarter and for the nine month period.  Other factors impacting net income during the quarter and nine months included the increases in general and administrative costs, sales and marketing costs, and research and development costs which are discussed above. We have added debt and interest expense due to our acquisitions of SGM Biotech and Apex Laboratories during the fiscal year. In total we have experienced one time acquisition costs and inventory adjustments of approximately $343,000 during the first nine months of the current fiscal year, which also included costs associated with the move of Torqo product production.  Additionally, we have experienced nine month amortization expenses of approximately $807,000.  For the first nine months of fiscal 2011 net income margins have declined by 4.3 percentage points and increases in amortization expense and one-time acquisition costs have accounted for approximately 2.4 percentage points of this change with the remainder of the change being due to the increase in biological indicator sales in the total sales mix.

For the fiscal third quarter ended December 31, 2010, net income was impacted by various one time expenses related to the relocation of the Torqo bottlecap torque testing products to our facilities in Lakewood, Colorado from an independent manufacturer.  One time costs for the Torqo relocation included travel costs, shipping costs and adjustments to inventory values, which amounted to approximately $137,000.  As stated in our previous press release announcing the acquisition of the biological indicator products of Apex Laboratories, Inc., we expect this acquisition to be accretive to earnings in the first full quarter of operations.  Since this acquisition was completed on December 21, 2010 and the North Carolina area where these products are currently manufactured suffered severe weather conditions during the final week of 2010, only limited shipments of this product were made in the fiscal third quarter, which amounted to approximately $18,000.  Against these revenues we experienced various one time acquisition costs of approximately $38,000, which included accounting and legal fees.  In addition we recorded an initial estimate of intangible asset amortization of approximately $40,000.

Liquidity and Capital Resources

On December 31, 2010, we had cash and short term investments of $2,129,000.  In addition, we had other current assets totaling $12,114,000 and total current assets of $14,243,000.  Current liabilities of our Company were $8,512,000 which resulted in a current ratio of 1.67:1.

Our Company has made capital acquisitions during the third fiscal quarter of $118,000 and $2,578,000 for the nine month period of the current fiscal year.  Of this amount, approximately $2,150,000 was utilized to purchase the SGM Biotech facility.

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT.  Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for $11,722,000.  A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account.  The $600,000 placed in escrow is to be paid to the sellers in $200,000 increments at three months, six months and one year following closing.  The purchase price was subject to a final working capital adjustment as defined in the Stock Purchase Agreement, and the Company paid an additional $361,000 in October 2010.  After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech.  The Company incurred approximately $168,000 in third party acquisition costs related to this transaction during the current fiscal year.

On December 21, 2010, the Company completed the purchase of the biological indicator line of products of Apex Laboratories, Inc located in Sanford, NC. Under the terms of this acquisition the Company acquired certain assets of Apex Laboratories, Inc. for $6,490,000. A cash payment of $5,400,000 was made at closing with an additional $600,000 reserved as a holdback and payable in half increments at the six and 12 month anniversary date following the acquisition. The company paid an additional $490,000 at December 30, 2010 for the open accounts receivable balance at closing. The Company incurred approximately $38,000 in third party acquisition costs related to this transaction during the third fiscal quarter.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 15, 2010, a quarterly dividend of $.11 per common share was paid to shareholders of record on May 28, 2010. At September 15, 2010, a quarterly dividend of $.11 per common share was paid to shareholders of record on August 31, 2010 and at December 15, 2010, a quarterly dividend of $.12 per common share was paid to shareholders of record on November 30, 2010. The December dividend represents a nine percent increase in the Company’s regular quarterly dividend rate.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

To finance acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which has a remaining principal balance of $2,500,000 at December 31, 2010, and a revolving line of credit for $4,000,000 of which $4,000,000 was utilized as of December 31, 2010. Both of these lines are subject to a variable rate of interest and a rate floor, both of which are currently 3.25%. In December 2010 the bank agreed to suspend the regular payment of $250,000 which was due January 27, 2011 until maturity at April 27, 2013. This action allowed the Company to complete the acquisition of Apex Laboratories, Inc. without further alteration of the credit facility. The Company does not guarantee the debt of any other entity.  The Company has maintained a long history of surplus cash flow from operations.  This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and is currently being partially utilized to fund our on-going dividend and will be used to retire debt.  If interesting candidates come to our attention, we may choose to pursue new acquisitions.

Contractual Obligations

At December 31, 2010 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. To help finance the acquisition of SGM Biotech, Inc., the Company entered into two separate credit facilities which require remaining principal payments of $5,000,000, $1,000,000 and $500,000 in fiscal years 2012, 2013 and 2014, respectively.  As part of the Apex Laboratories product line acquisition executed December 21, 2010, the Company is obligated to make two holdback payments of $300,000 plus 2 percent per annum interest to Apex Laboratories in June and December of 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2.    Changes in securities, use of proceeds and issuer purchases of equity Securities

We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
October 1-31, 2010	0	$00.00	130,866	169,134
November 1-30, 2010	71	$24.58	130,937	169,063
December 1-31, 2010	0	$00.00	130,937	169,063
Total 3rd Quarter	71	$24.58

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

b)   Reports on Form 8-K:

On October 12, 2010, the Registrant filed a report on Form 8-K under Item 5.02 reporting the appointment of Mr. David M. Kelly as an independent Director to its Board of Directors.

On October 21, 2010, the Registrant filed a Report on Form 8-K under Item 8.01, Other Events, reporting that due to the appointment of Mr. David M. Kelly to the Board of Directors on October 11, 2010, the Company had regained compliance with NASDAQ Rule 5605 requiring the Board to be comprised by a majority of outside directors.

On November 5, 2010, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended September 30, 2010.

MESA LABORATORIES, INC.

DECEMBER 31, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	February 14, 2011	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	February 14, 2011	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance, Chief Financial and Accounting Officer and Secretary