Form 10-K
period 2011-03-31
MESA LABORATORIES INC /CO
filed 2011-06-29
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value, as of September 30, 2010, (the last business day of the registrant’s second quarter) of the common stock of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) was approximately $42,251,000.

The number of outstanding shares of the common stock as of May 31, 2011 was 3,281,193.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2011 Annual Meeting of Shareholders

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

Mesa’s executive offices are located at 12100 West Sixth Avenue, Lakewood, Colorado 80228, telephone (303) 987-8000.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

Mesa Laboratories, Inc. (hereinafter referred to as the “Company” or “Mesa”) was incorporated as a Colorado corporation on March 26, 1982. Mesa is comprised of two (2) product divisions across three (3) physical locations. The Lakewood, Colorado facility manufactures all of the Instrument Division products — the DataTrace®, Medical, Torqo®, and Nusonics® brands. The Omaha, Nebraska and Bozeman, Montana locations manufacture all of the Biological Indicator Division products — the Mesa, Apex™, SGM Biotech™ and Raven™ brands.

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT. Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for a cash payment of $11,722,000. After the completion of the acquisition the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech and paid an additional $361,000 to the sellers for a final working capital adjustment. On April 30, 2010, the Company also completed the acquisition of the facility that houses the SGM Biotech operations for $2,150,000.

On December 21, 2010, the Company purchased the assets associated with the biological indicator products of Apex Laboratories, Inc., a North Carolina company. The products acquired by Mesa included biological indicators for use in vapor hydrogen peroxide disinfection processes. The purchase price consisted of a $5,890,000 cash payment at closing and a $600,000 holdback amount to be paid in two equal payments on the six month and one year anniversary of closing.

To help finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,500,000 at March 31, 2011. In addition, there is also a revolving line of credit for $4,000,000, of which $4,000,000 was utilized at March 31, 2011. Both of these lines of credit are subject to a variable rate of interest and a rate floor, and at March 31, 2011, the rate of interest on both loans was 3.25%. In December 2010, the bank agreed to suspend the January 27, 2011 payment for $250,000 until the end of the loan term to provide the company with additional capital for the acquisition of Apex Laboratories, Inc.

The Company’s strategic goals involve continuing to grow revenue and profits through three key strategies involving improving our distribution channels, introducing new products to the market, and seeking out companies or product lines to acquire. Our principal executive offices and worldwide headquarters are located at 12100 West

Sixth Ave., Lakewood, Colorado 80228, and our telephone number is (303) 987-8000. Our website address is www.mesalabs.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Instrument Division

The Instrument Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, and petrochemical industries. The Company presently manufactures and markets several brands in the Instrument Division, including DataTrace data loggers which are used in critical manufacturing and quality control processes in the food, pharmaceutical and medical device industries, Torqo torque testing systems which are used to measure bottle cap tightness in the beverage and pharmaceutical industries, Medical meters which are used for quality control in dialysis clinics and dialysis machine manufacturing operations, and Nusonics concentration analyzers, pipeline interface detectors and flow meter products used in the chemical, food, pharmaceutical and plastics industries.

The Company’s data logger products are self-contained, wireless, high precision instruments that are used in critical manufacturing, quality control, and validation applications. They are used to measure temperature, humidity and pressure inside a process or inside a product during manufacturing. In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The products consist of individual data loggers, a PC interface, software, and various accessories. A customer typically purchases a large number of data loggers along with a single PC interface and the software package. In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then collects stored process data from the data logger either through the PC interface or wirelessly via a radio link. After this, the user can prepare tabular and graphical reports using the software. Unique aspects of the Company’s data loggers are their ability to operate at elevated temperatures, and in explosive environments. These are important differentiating factors for the Company’s data logger products in the marketplace, and consequently, they are used by companies to control their most critical processes, such as sterilization, one of the most important applications. A sample of markets utilizing the data loggers include food processing, pharmaceutical manufacturing, medical device companies, and contract sterilizers.

The Company’s medical meters are instruments that are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine. Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis machine is working within prescribed limits and delivering the properly prepared dialysate. The Company manufactures two styles of medical meters; those designed for use by dialysis machine manufacturers and biomedical technicians and those used primarily by dialysis nurses. The meters for technicians are characterized by exceptional accuracy, stability, and flexibility and are used by the industry as the primary standard for the calibration of dialysis machines. The meters designed for use by dialysis nurses are known primarily for their ease of use and incorporate a patented, built-in syringe sampling system. These meters are used as the final quality control check on the dialysate just prior to starting a treatment. In addition to the dialysate meters, the Company markets a line of calibration standard solutions for use in dialysis clinics for calibration and testing. These standard solutions are regularly consumed by the dialysis clinics and this, along with calibration services, represents a recurring revenue stream for the Medical product line. Markets that utilize these products include dialysis facilities, medical device manufacturers and biomedical service companies.

The Company’s torque testing system is a durable and reliable motorized cap torque analyzer, which is setting a new standard for torque measurement throughout the packaging industry. With its on-board microprocessor, the torque system is easy to use, easy to set up, and mostly maintenance free. The primary advantages of the Company’s torque instruments are its high accuracy and long term consistency of measurement. Unlike manual torque testing instruments, a motorized torque system, such as the Company’s, eliminates the effects on the measurement results of different operators and different cap removal speeds. With a motorized torque testing system, the force applied to a cap is precisely the same in each testing cycle, regardless of who may be operating the machine, or how strong they may be. The Company’s torque system provides the information that helps the packaging operation track events - and potential problems - during the manufacturing process so that corrections can be performed in a timely fashion. Industries utilizing these instruments include food processors, beverage companies, pharmaceutical, and consumer product manufacturers.

The Company’s primary Nusonics brand ultrasonic fluid measurement products include flow meters and concentration monitors. While the total market for flow meters is very large, the Company’s flow meters best serve applications where cleanliness and resistance to corrosives are required, such as water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications. The concentration monitor component of the product line consists of pipeline interface detectors for petrochemical applications and concentration analyzers for a wider variety of industry application, such as chemical, food, pharmaceutical and plastics processes. The ultrasonic products have been subject to strong competition in the marketplace in recent years primarily from larger, well established process control companies. Consequently, sales of these products have decreased and currently represent approximately 2% of the Company’s total revenue. Today, most sales are made to existing customers who are replacing or adding to their current infrastructure, and it is not expected that the Company will make significant investments in these products in the future.

Biological Indicator Division

The Biological Indicator Division manufactures and markets Biological Indicators (BI) and distributes Chemical Indicators (CI) used to assess the effectiveness of sterilization processes, including steam, gas (such as Ethylene Oxide or Chlorine Dioxide), hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Mesa BIs are registered medical devices manufactured under ISO 13485 controlled processes. They are developed and used according to the Association for the Advancement of Medical Instrumentation (AAMI) guidelines, which are adopted as the worldwide standard under the International Standards Organization (ISO). The Company presently manufactures and markets several brands in the Biological Indicators Division, including, Mesa, Raven, SGM Biotech, and Apex, but is evaluating a strategy of brand consolidation.

BI’s consist of resistant spores of certain microorganisms which are applied on a convenient substrate, such as a small piece of filter paper. The spores are well characterized in terms of numbers and resistance to sterilization. In use, the BI is exposed to a sterilization process and then tested to determine the presence of surviving organisms. The Company’s BIs includes both spore strips, which require post-processing transfer to a growth media, self-contained products which have the growth media already pre-packaged in crushable ampoules, industrial use BIs, and culture media. CIs are similar to BIs, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions. BIs and CIs are often used together to monitor processes. BIs are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets include healthcare such as dental offices and hospitals, and industrial such as medical device and pharmaceutical manufacturing.

The Company’s BIs are distinguished in the marketplace by their high level of quality, consistency and flexibility. A variety of different formats allows the BIs to be used in many different types of processes and products. For instance, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained BI may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process. In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization. During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.

Manufacturing

The Company conducts research, manufactures, and supports the Instrument Division products from its facilities in Lakewood, Colorado, while facilities in Bozeman, Montana and Omaha, Nebraska are used for the products from the

Biological Indicators division. The Torqo brand instruments products were manufactured in Amherst, New Hampshire until December 2010 when they were permanently moved to the Lakewood facility. The Apex brand Biological Indicator products were manufactured at the Apex Laboratories facility in Sanford, NC until April 2011 when manufacturing commenced at Mesa’s Bozeman, MT operations. The Company’s instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release. The biological indicator products are manufactured by growing microbiological spores from raw materials, assembling the finished products through a series of process steps, and testing the finished biological indicators using established quality control tests.

Most of the materials and components used in the Company’s product lines are available from a number of different suppliers. Mesa generally maintains multiple sources of supply for most items but is dependent on a single source for certain items. Mesa believes that alternative sources could be developed, if required, for present single supply sources. Although the Company’s dependence on these single supply sources may involve a degree of risk, to date, Mesa has been able to acquire sufficient stock to meet its production requirements.

Marketing and Distribution

The Company’s domestic sales of its medical meters and data logger products are generated by its direct sales and marketing staff, while outside the U.S., a number of distributors are utilized. The Company’s remaining instruments and its biological indicator products are distributed both directly to end users, through a sales and marketing staff, and through a number of distributors both domestically and outside the U.S. International sales for all products are conducted through approximately 185 distributors in countries throughout Europe, Africa, Australia, Asia and South America, as well as Canada and Mexico. The Company’s marketing staff serves all of the Company’s brands and numerous international distributors sell products from both of the Company’s business segments.

Sales promotions include attendance by Mesa representatives at trade shows, direct mail campaigns, internet and other digital forms of advertising.

Customers of the Company’s Instrument Division products primarily include dialysis clinics, along with manufacturers of foods, beverages, pharmaceutical products, contract sterilizing services, and medical devices. The primary emphasis of the Company’s marketing effort is to offer high quality products to its customers that will aid them in containing cost, improving the quality of their products and services, and helping them to meet their regulatory requirements.

Customers of the Company’s Biological Indicators Division products include various companies providing sterility assurance testing to the dental office market, hospitals, contract sterilizing services and various industrial users involved in pharmaceutical and medical device manufacturing. The Company’s marketing focuses on providing high quality test products in a variety of different formats, which minimize incubation and test result time.

During the fiscal year ended March 31, 2011, no individual customer represented more than 10% of the Company’s revenues. During the fiscal year ended March 31, 2010, one customer represented approximately 14% of the Company’s revenues and approximately 10% of the Company’s accounts receivable balance.

Competition

Mesa products compete with a variety of companies across several industries, many of which are well established, with substantially greater capital resources and larger research and development capabilities. Furthermore, many of these companies have established product lines and a significant operating history. Accordingly, the Company may be at a competitive disadvantage with some competitors due to their respective size and market presence.

Companies with which Mesa’s Instruments Division products compete include the Myron L Company, IBP Medical GmbH, GE Kaye, Ellab, TMI Orion, Controlotron, Badger Meter, Rosemount, GE Panametrics, SureTorque,

Mecmesin and Steinfurth. Companies with which Mesa’s Biological Indicators Division products compete include 3M, Terragene, NAMSA and Steris.

Research and Development

Mesa is committed to an active research and development program dedicated to innovating new products and improving the quality and performance of our existing products. The company incurred expenses for the fiscal years ended March 31, 2011 and 2010, of $1,441,000 and $669,000, respectively, on research and development activities.

Government Regulation

Several products in both the Instrument and Biological Indicator Divisions are medical devices subject to the provisions of the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976 (hereinafter referred to as the “Act”). The Act requires any company proposing to market a medical device to notify the FDA of its intention at least ninety days before doing so, and in such notification must advise the FDA as to whether the device is substantially equivalent to a device marketed prior to May 28, 1976. As of the date hereof, the Company has received permission from the FDA to market all of its products requiring such permission.

Some of Mesa’s products are subject to FDA regulations and inspections, which may be time-consuming and costly. This includes on-going compliance with the FDA’s current Good Manufacturing Practices regulations which require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use. Failure to comply with these practices renders the product adulterated and could subject the Company to an interruption of manufacture and sale of these products and possible regulatory action by the FDA.

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

Employees

On March 31, 2011, the Company had a total of 177 employees, of which 177 were full-time employees. Currently, 28 persons are employed for marketing and sales, 12 for research and development, 119 for manufacturing and quality assurance and 18 for administration.

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

The Company may need additional capital to finance acquisitions.

The Company has generated significant growth through acquisitions in recent years. To maintain this rate of growth, the Company may require access to additional sources of capital through debt or equity markets for which there can be no assurance.

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

Like many smaller public companies, our Company faces challenges in complying with the internal control requirements (Section 404) of the Sarbanes-Oxley Act. Under current frameworks, compliance in areas such as separation of duties, information system controls, etc. may prove problematic for a smaller company with limited human resources. Our Company may also be forced to incur significant expense in order to comply with the law under current control frameworks for implementation.

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

Our results of operations may fluctuate significantly from quarter to quarter based on numerous factors including the following:

•                  the introduction of new products

•                  the level of market acceptance of our products

•                  achievement of research and development milestones

•                  timing of the receipt of orders from, and product shipment to major customers

•                  timing of expenditures

•                  variation in capital spending trends of our customers

•                  timing of the expensing of employee stock options

•                  delays in educating and training our distributors and representatives sales forces

•                  manufacturing or supply delays

•                  product returns

•                  receipt of necessary regulatory approval

•                  costs associated with implementing and maintaining compliance with the Sarbanes-Oxley Act

•                  costs associated with expansion of the Company’s direct sales capabilities

•                  changes in key components by our vendors

•                  cost and timing of acquisitions.

Changing industry trends may affect operating results.

Various changes within the industries we serve may limit future demand for our products and may include the following:

•                  changes in dialysis reimbursements

•                  mergers within the dialysis provider industry have made the Company more dependent upon fewer large customers for its sales in this industry

•                  price competition for key products

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Mesa owns its 39,616 square foot facility at 12100 W. 6th Avenue, Lakewood, Colorado 80228. All Instrument Division manufacturing, warehouse, marketing, research and general corporate administrative functions are based at this location. The facility is approximately 80% utilized and the Company currently utilizes only one shift. The Company also owns an approximately 28,000 square foot facility at 8607 Park Drive, Omaha, Nebraska 68127. Biological Indicator manufacturing, warehouse, marketing, research and administrative functions are based at this location. The facility is currently 95% utilized and the Company currently utilizes only one shift. The Company also owns an approximately 21,500 square foot facility that houses additional Biological Indicator product manufacturing, warehouse, marketing, research and administrative functions and is located at 10 Evergreen Drive, Bozeman, Montana 59715. It is currently 95% utilized and the facility currently utilizes only one shift.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)          Mesa’s common stock is traded on the Nasdaq Global Market under the symbol “MLAB”. For the last two fiscal years, the high and low closing sales prices of the Company’s common stock as reported to the Company by Nasdaq were as follows:

Quarter Ended	High	Low	Dividend
June 30, 2009	$22.30	$16.60	$0.10
September 30, 2009	$22.97	$19.93	$0.10
December 31, 2009	$26.27	$22.78	$0.11
March 31, 2010	$28.80	$25.12	$0.11

June 30, 2010	$26.25	$22.91	$0.11
September 30, 2010	$24.45	$20.69	$0.11
December 31, 2010	$31.49	$22.41	$0.12
March 31, 2011	$30.69	$28.10	$0.12

The Nasdaq Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b)         As of March 31, 2011, there were approximately 1,300 record and beneficial holders of Mesa’s common stock.

(c)          During the fiscal year ended March 31, 2011, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

(d)         We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
January 1- 31, 2011	135	$30.29	131,072	168,928
February 1- 28,2011	—	—	131,072	168,928
March 1 – 31, 2011	370	$28.83	131,442	168,558
Total Fourth Quarter	505	$29.22

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up to 300,000 of the Company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

Equity Compensation Plan Information as of March 31, 2011

	No. of securities to be	Weighted-average	Number of securities
	Issued upon exercise of	exercise price of	remaining for future
Plan Category	Outstanding options	outstanding options	issuance under plan

Equity compensation plans approved by security holders	443,642	$20.10	479,895

Equity compensation plans not approved by security holders	—	—	—

Total	443,642	$20.10	479,895

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

(Dollars in thousands, except EPS)	2011	2010	2009	2008	2007
Operational Data
Net Sales	$32,826	$21,929	$21,536	$19,558	$17,242
Gross Profit	$19,568	$13,194	$13,817	$12,858	$10,895
Gross Margin	60%	60%	64%	66%	63%
Operating Income	$9,864	$7,368	$7,608	$7,061	$5,659
Operating Margin	30%	34%	35%	36%	33%
Net Profit	$6,183	$4,769	$4,790	$4,610	$3,958
Net Profit Margin	19%	22%	22%	24%	23%
Earnings Per Diluted Share	$1.86	$1.45	$1.48	$1.41	$1.22
Financial Position Data
Cash and Investments	$3,546	$10,471	$9,111	$5,770	$3,346
Trade Receivables (net)	$7,017	$4,421	$4,307	$3,875	$3,817
Inventory (net)	$5,714	$4,820	$4,499	$4,020	$3,297
Current Assets	$17,262	$20,474	$18,593	$14,411	$10,842
Working Capital	$7,331	$18,530	$17,109	$12,824	$9,373
Current Ratio	1.7:1	11:1	13:1	9:1	7:1
Total Assets	$50,984	$33,639	$29,614	$25,533	$22,354
Current Liabilities	$9,931	$1,944	$1,484	$1,587	$1,469
Total Liabilities	$14,567	$2,442	$2,012	$1,794	$1,631
Total Stockholders’ Equity	$36,417	$31,197	$27,602	$23,739	$20,723
Average Return Data
Stockholder Investment (1)	18%	16%	19%	21%	22%
Assets	15%	15%	17%	19%	20%
Invested Capital (2)	21%	24%	26%	26%	29%

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

Key Financial Indicators

	2011	2010	2009	2008
Cash and Investments	$3,546,000	$10,471,000	$9,111,000	$5,770,000

Trade Receivables — Gross	$7,247,000	$4,641,000	$4,587,000	$4,075,000
Days Sales Outstanding	60	61	74	60

Inventory (Net)	$5,714,000	$4,820,000	$4,499,000	$4,020,000
Inventory Turns	2.3	1.8	1.8	1.8

Working Capital	$7,331,000	$18,530,000	$17,109,000	$12,824,000
Current Ratio	1.7:1	11:1	13:1	9:1

Total Amortization and Depreciations	$1,844,000	$786,000	$788,000	$746,000
Earnings Before Amortization, Depreciation and Income Tax	$11,595,000	$8,190,000	$8,482,000	$7,998,000

Average Return On:
Stockholder Investment (1)	18.3%	16.2%	18.7%	20.7%
Assets	14.6%	15.1%	17.4%	19.3%
Invested Capital (2)	21.1%	23.7%	25.8%	25.8%

Net Sales	$32,826,000	$21,929,000	$21,536,000	$19,558,000
Gross Profit	$19,568,000	$13,194,000	$13,817,000	$12,858,000
Gross Margin	60%	60%	64%	66%
Operating Income	$9,864,000	$7,368,000	$7,608,000	$7,061,000
Operating Margin	30%	34%	35%	36%
Net Profit	$6,183,000	$4,769,000	$4,790,000	$4,610,000
Net Profit Margin	19%	22%	22%	24%
Earnings Per Diluted Share	$1.86	$1.45	$1.48	$1.41

Capital Expenditures (Net)	$2,645,000	$586,000	$676,000	$207,000

Head Count	177	112	111	113
Sales Per Employee	$185,000	$196,000	$194,000	$173,000

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

While we continually try to optimize the overall performance and trends, the table above does highlight various exceptions. The indicators above show mixed results in the most recent fiscal year due to the impact of large increases in intangible assets as well as other assets through various acquisitions. A decrease in net profit margin combined with increasing balance sheet levels during fiscal 2011 caused the average return on assets and invested capital calculations to decrease in the current fiscal year. Our company saw a decrease in net profit margin in fiscal 2011 due to a decrease in gross profit margins resulting from the expansion of the Biological Indicator segment which typically has a lower gross margin and lower gross margins for the Torqo product lines as a result of high outside manufacturing costs for the first nine months of fiscal 2011.

RESULTS OF OPERATIONS

Net Sales

Net sales for fiscal 2011 increased 50 percent from fiscal 2010, and net sales for fiscal 2010 increased two percent from fiscal 2009. In dollars, net sales of $32,826,000 in fiscal 2011 increased $10,897,000 from $21,929,000 in 2010, and net sales of $21,929,000 in fiscal 2010 increased $393,000 from $21,536,000 in 2009.

Our revenues come from two main sources which include product revenues and parts and service revenues. Parts and service revenues are derived from on-going repair and recalibration or certification of our products. The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical processing. For this reason, these revenues tend to be fairly stable and grow slowly over time. Also, it is important to note that the Biological Indicator products are disposables and thus do not contribute to the Company’s parts and service revenue. During fiscal years 2011, 2010 and 2009 our Company had parts and service revenue of $4,155,000, $3,560,000 and $3,642,000. As a percentage of total revenue, parts and service revenues were 13% in 2011, 16% in 2010 and 17% in 2009.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends, competition and the introduction of new products. New products released to the market over the past five fiscal years include the 90XL Dialysate Meter for kidney dialysis which was introduced late in fiscal 2006, and the Datatrace RF System which was introduced in early fiscal 2009. All Biological Indicator sales as well as the Torqo line of products also contribute to product sales. For fiscal years 2011, 2010 and 2009, product sales for our company were $28,671,000, $18,369,000 and $17,894,000.

Due to the addition of SGM Biotech earlier this fiscal year, the company is in the process of changing its reporting to better reflect its two distinct business segments, Biological Indicator Products and Instrumentation Products. The Instrumentation Products are based at the Company’s Lakewood, CO facility and produce quality control instruments for various overlapping industries, while Biological Indicator Products are manufactured at our Bozeman, MT and Omaha, NE facilities and produce various disposables used to verify sterility. This segmentation provides a clearer picture of how changes in our product mix impact net sales and profitability, especially at the gross profit level.

For the current fiscal year, Biological Indicator products have increased to $16,457,000 or 130 percent from $7,146,000 in the prior year period, and Instrumentation products have increased to $16,369,000 or 11 percent from $14,783,000 in the prior year period. For the current year the increase in Biological Indicator products is chiefly due to the addition of the SGM Biotech products in late April of this year, the addition of the products purchased from Apex Laboratories, Inc. in December 2010, and strong organic growth of ten percent for the current year for our existing Biological Indicator business. During the current fiscal year, the increase in Instrumentation products and services was eleven percent, and was due primarily to the addition of the Torqo product line in December 2009. Sales of existing Instrumentation Products remained flat versus fiscal 2010 with an increase of less than one percent.

The total increase in revenues during fiscal 2011 was due chiefly to the additions of Torqo and SGM products which were acquired in December 2009 and April 2010, respectively, and Apex products in December 2010. For fiscal 2011, Torqo products contributed $1,617,000 and SGM Biotech products contributed $7,645,000 to the total increase in sales for the year. Apex products contributed another $919,000 to fiscal 2011 results. Our other products contributed an additional $716,000 or a three percent increase to revenues for the year.

Cost of Sales

Cost of sales as a percent of net sales in fiscal 2011 increased 0.6 percentage points from fiscal 2010 to 40.4 percent, and in fiscal 2010 increased 4.0 percentage points from fiscal 2009 to 39.8 percent from 35.8 percent. Most of our products enjoy gross margins in excess of 50 percent. Due to the fact that the dialysis products have sales concentrated with several companies that maintain large chains of treatment centers, the products that are sold to the renal market tend to be slightly more price sensitive than the data logging products. Also, due to the more competitive nature of the market for Biological Indicators, those products produce gross margins lower than the Instrumentation products. Therefore, shifts in product mix toward higher sales of Instrumentation products will tend to produce lower cost of sales expense and higher gross margins while shifts toward higher sales of Biological Indicator products will normally produce the opposite effect on cost of sales expense and gross margins.

During fiscal 2011, our Company saw small increases in cost of sales as a percent of sales. This was due to the acquisition of SGM Biotech, Inc. The acquisition of the Torqo products also has had a negative effect on margins due to the use of Vibrac, LLC to manufacture these products for the first three quarters of fiscal 2011. Manufacturing of the Torqo products was consolidated at our Lakewood, CO facility in the fourth quarter of fiscal 2011 and we will expect to see cost of sales decline to less than 50 percent as a percent of sales. The acquisition of Apex had a small positive effect on gross margins in fiscal 2011. The addition of Apex and the move of Torqo manufacturing should have a high positive impact on gross margins in fiscal 2012.

Selling, General and Administrative

To the greatest extent possible, we work at containing and minimizing General and Administrative costs. Total administrative costs were $4,576,000 in fiscal 2011, $2,541,000 in fiscal 2010 and $2,522,000 in fiscal 2009, which represents a $2,035,000 increase from fiscal 2010 to fiscal 2011 and a $19,000 increase from fiscal 2009 to fiscal 2010. During fiscal 2011, we saw a $744,000 increase in amortization expenses due to amortizable intangible assets acquired during the current year and in late fiscal 2009. Salary and benefit increases resulting from acquisitions and an increase in Company headcount from 112 at the end of fiscal 2010 to 177 at the end of fiscal 2011 also contributed significantly to the overall increase in General and Administrative costs in fiscal 2011. As we progress into fiscal 2012, we expect to see most of these costs stabilize in total dollars spent and as a percent of net revenues, except amortization costs, which will increase due to the addition of Apex late in fiscal 2011. The annual rates of amortization going into fiscal 2012 are $375,000 for the Raven acquisition, $159,000 for the Torqo acquisition, $489,000 for the SGM Biotech acquisition, and $460,000 for the Apex acquisition.

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

Through fiscal 2011 and fiscal 2010 the Company continued to focus additional resources on its selling and marketing efforts. In dollars, selling and marketing costs were $3,687,000 in fiscal 2011, $2,616,000 in fiscal 2010 and $3,051,000 in fiscal 2009. As a percent of sales, selling cost were 11.2 percent in fiscal 2011, 11.9 percent in fiscal 2010 and 14.2 percent in fiscal 2009. During both fiscal 2011 and 2010, selling and marketing costs as a percent of sales declined. Fiscal 2011 selling and marketing costs as a percent of sales declined due to a smaller level of increases in these costs versus the large increase in sales. Fiscal 2010 selling and marketing costs declined as a percent of sales due to cost savings initiatives implemented during the year.

Research and Development

Company sponsored research and development cost was $1,441,000 in fiscal 2011, $669,000 in fiscal 2010 and $636,000 in fiscal 2009. Most of the increase in fiscal 2011 was related to the Biological Indicator business activity and consulting costs for future Instrumentation Products product improvements. We are currently executing a strategy of increasing the flow of internally developed products. Late in the first quarter of fiscal 2009, the Datatrace Micropack RF product was introduced, and on-going research to introduce this technology into the environmental monitoring segment of the market has proceeded during fiscal 2010 and 2011. Biological indicator research has been increased significantly in fiscal 2011 with the addition of the SGM Biotech operations. Work in the biological indicator business is to focus on products for new sterilization processes and on shorter sterility verification cycles.

Net Income

Net income increased to $6,183,000 or $1.86 per share on a diluted basis in fiscal 2011 from $4,769,000 or $1.45 per share on a diluted basis in fiscal 2010, and fiscal 2010 decreased from $4,790,000 or $1.48 per share on a diluted basis in fiscal 2009. During fiscal 2011 profitability was impacted chiefly by a large increase in revenues through acquisitions offset somewhat by increases in cost of sales as a percent of sales, amortization expenses related to acquisitions, and interest expense related to the debt used for acquisitions. For the fiscal year 2010, Mesa experienced a small net income decrease of four tenths of one percent, which was impacted chiefly by an increase in the cost of sales and a decrease in interest income offset by a decrease in sales and marketing costs and income taxes.

Liquidity and Capital Resources

On March 31, 2011, we had cash and cash equivalents of $3,546,000. In addition, we had other current assets totaling $13,716,000 and total current assets of $17,262,000. Current liabilities of our Company were $9,931,000 which resulted in a current ratio of 1.7:1. For comparison purposes at March 31, 2010, we had cash and short term investments of $10,471,000, other current assets of $10,003,000, total current assets of $20,474,000, current liabilities of $1,944,000 and a current ratio of 11:1. The acquisitions of SGM Biotech, Inc. and the assets of Apex Laboratories, Inc. required the use of much of the Company’s cash reserves as well as the necessity of borrowing funds to complete these transactions. This led to a decrease in fiscal 2011 in current assets and a significant increase in current liabilities which resulted in the sharp drop in the current ratio.

Our Company has made capital acquisitions during the 2011 fiscal year of $2,645,000. Of this amount, approximately $2,150,000 was utilized to purchase the SGM Biotech facility.

On April, 27, 2010, the Company completed the purchase of SGM Biotech, Inc. located in Bozeman, MT. Under the terms of this acquisition the Company acquired all of the stock of SGM Biotech for $11,722,000. A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account. The $600,000 placed in escrow was paid to the sellers in $200,000 increments at three months, six months and one year following closing. The purchase price was subject to a final working capital adjustment as defined in the Stock Purchase Agreement, and the Company paid an additional $361,000 in October 2010. After the completion of the acquisition, the Company repaid $278,000 of loans owed to the shareholders of SGM Biotech. The Company incurred approximately $133,000 in third party acquisition costs related to this transaction during the current fiscal year.

On December 21, 2010, the Company completed the purchase of the biological indicator line of products of Apex Laboratories, Inc located in Sanford, NC. Under the terms of this acquisition the Company acquired certain assets of Apex Laboratories, Inc. for $6,490,000. A cash payment of $5,890,000 was made at closing with an additional $600,000 reserved as a holdback and payable in half increments at the six and 12 month anniversary date following the acquisition. The Company incurred approximately $39,000 in third party acquisition costs related to this transaction during the current fiscal year.

We have instituted a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy for our buyback program. Most of our stock buybacks have occurred during periods when the price to earnings multiple has been near historical low points, or during times when selling activity in the stock is out of balance with buying demand. Due to the Company’s lower cash position and higher debt, the Company has greatly restricted stock buy backs during fiscal 2011 and expects to continue this policy in fiscal 2012.

During fiscal 2011, the Company paid regular quarterly dividends of $.11 per share of common stock during the first two quarters of the year and increased the quarterly dividend rate to $.12 per share of common stock during the last two quarters of the fiscal year. Total dividends paid during fiscal 2011 were $.46 per share of common stock. For fiscal year 2010, dividends totaled $.42 per common share of stock.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds and short-term treasuries. All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

To finance acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which has a remaining principal balance of $2,500,000 at March 31, 2011, and a revolving line of credit for $4,000,000 of which $4,000,000 was utilized as of March 31, 2011. Both of these lines are subject to a variable rate of interest and a rate floor, both of which are currently 3.25%. In December 2010 the bank agreed to suspend the regular payment of $250,000 which was due January 27, 2011 until maturity at April 27, 2013. This action allowed the Company to complete the acquisition of Apex Laboratories, Inc. without further alteration of the credit facility. The Company does not guarantee the debt of any other entity. The Company has maintained a long history of surplus cash flow from operations. This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and is currently being partially utilized to fund our on-going dividend and will be used to retire debt. If interesting candidates come to our attention, we may choose to pursue new acquisitions.

Contractual Obligations

At March 31, 2011 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. To help finance the acquisition of SGM Biotech, Inc., the Company entered into two separate credit facilities which require remaining principal payments of $5,000,000, $1,000,000 and $500,000 in fiscal years 2012, 2013 and 2014, respectively. As part of the Apex Laboratories product line acquisition executed December 21, 2010, the Company is obligated to make two holdback payments of $300,000 plus 2 percent per annum interest to Apex Laboratories in June and December of 2011.

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

Valuation of Inventories

Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. As of March 31, 2011 and 2010, the Company had recorded a reserve of $290,000 and $200,000, respectively.

Valuation of Long-Lived Assets

The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. As of March 31, 2011, we evaluated our long-lived assets for potential impairment. Based on our evaluation, no impairment charge was recognized.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2011 and 2010, and the related statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC

June 29, 2011

Denver, Colorado

MESA LABORATORIES, INC.

BALANCE SHEET

	March 31st
	2011	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,546,000	$10,471,000
Accounts receivable -
Trade, net of allowance for doubtful accounts of $230,000 (2011) and $220,000 (2010)	7,017,000	4,421,000
Other	24,000	5,000
Inventories, net	5,714,000	4,820,000
Prepaid expenses and other	316,000	381,000
Deferred income taxes	645,000	376,000
TOTAL CURRENT ASSETS	17,262,000	20,474,000

PROPERTY, PLANT AND EQUIPMENT, net	7,308,000	4,239,000

OTHER ASSETS:
Goodwill	14,450,000	6,265,000
Other intangible assets, net	11,484,000	2,661,000
Deferred income taxes — long-term	424,000	—
Other	56,000	—

	$50,984,000	$33,639,000

See notes to financial statements.

MESA LABORATORIES, INC.

BALANCE SHEET

	March 31st
	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$723,000	$480,000
Accrued salaries and payroll taxes	2,332,000	1,190,000
Line of credit	4,000,000	—
Current portion of long-term notes payable	1,000,000	—
Acquisition holdbacks	600,000	100,000
Other accrued liabilities	176,000	41,000
Taxes payable	1,100,000	133,000
TOTAL CURRENT LIABILITIES	9,931,000	1,944,000

LONG TERM LIABILITIES:
Long term notes payable	1,500,000	—
Deferred income taxes	3,136,000	498,000

COMMITMENTS

STOCKHOLDERS’ EQUITY:
Preferred stock, no par value; authorized 1,000,000 shares; none issued	—	—
Common stock, no par value; Authorized 8,000,000 shares; issued and outstanding, 3,250,736 (2011) and 3,203,726 (2010)	5,505,000	4,883,000
Employee loans to purchase stock	(437,000)	—
Retained earnings	31,349,000	26,314,000

TOTAL STOCKHOLDERS’ EQUITY	36,417,000	31,197,000
	$50,984,000	$33,639,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF INCOME

	Years Ended March 31st
	2011	2010
Sales	$32,826,000	$21,929,000
Cost of Sales	13,258,000	8,735,000
Gross profit	19,568,000	13,194,000

Operating expenses
Selling	3,687,000	2,616,000
General and administrative	4,576,000	2,541,000
Research and development	1,441,000	669,000
Total operating expenses	9,704,000	5,826,000

Operating income	9,864,000	7,368,000
Other income (expense)	(113,000)	36,000
Earnings before income taxes	9,751,000	7,404,000

Income taxes	3,568,000	2,635,000

Net income	$6,183,000	$4,769,000

Net income per share (basic)	$1.91	$1.49

Net income per share (diluted)	$1.86	$1.45

Average common shares outstanding - basic	3,231,000	3,194,000

Average common shares outstanding - diluted	3,330,000	3,293,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock			Total
	Number of Shares	Amount	Retained Earnings	Stockholders Equity
BALANCE, March 31, 2009	3,182,228	$4,817,000	$22,785,000	$27,602,000

Common stock issued for conversion of stock options net of 25,619 shares returned to Company as payment	33,066	93,000	—	93,000

Purchase and retirement of treasury stock	(11,568)	(27,000)	(238,000)	(265,000)

Dividends paid ($.42 per share)	—	—	(1,343,000)	(1,343,000)

Stock based compensation	—	—	282,000	282,000

Tax benefit on exercise of non-qualified options	—	—	59,000	59,000

Net income for the year	—	—	4,769,000	4,769,000
BALANCE, March 31, 2010	3,203,726	4,883,000	26,314,000	31,197,000

Common stock issued for conversion of stock options net of 12,446 shares returned to Company as payment	51,432	633,000	—	633,000

Purchase and retirement of treasury stock	(4,422)	(11,000)	(94,000)	(105,000)

Dividends paid ($.46 per share)	—	—	(1,488,000)	(1,488,000)

Employee loans to purchase shares	—	(437,000)	—	(437,000)

Stock based compensation	—	—	383,000	383,000

Tax benefit on exercise of non-qualified options	—	—	51,000	51,000

Net income for the year	—	—	6,183,000	6,183,000
BALANCE, March 31, 2011	3,250,736	$5,068,000	$31,349,000	$36,417,000

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENT OF CASH FLOWS

	Years Ended March 31st
	2011	2010
Cash flows from operating activities:
Net income	$6,183,000	$4,769,000
Depreciation and amortization	1,844,000	786,000
Allowance for bad debt	10,000	(60,000)
Deferred income taxes	(414,000)	92,000
Stock based compensation	383,000	282,000
Change in assets and liabilities
(Increase) decrease in accounts receivable, net	(965,000)	(43,000)
(Increase) decrease in inventories, net	(72,000)	(143,000)
(Increase) decrease in prepaid expenses	260,000	(63,000)
Increase (decrease) in accounts payable, trade	(1,000)	184,000
Increase (decrease) in accrued liabilities and taxes payable	1,645,000	176,000
Net cash provided by operating activities	8,873,000	5,980,000

Cash flows from investing activities:
Deposits	(56,000)	—
Acquisition of product lines and company	(17,973,000)	(2,578,000)
Capital expenditures, building	(2,150,000)	—
Capital expenditures other, net of retirements	(495,000)	(586,000)
Net cash (used) by investing activities	(20,674,000)	(3,164,000)

Cash flow from financing activities:
Bank borrowing	7,000,000	—
Payments on long-term debt	(500,000)	—
Repayment of SGM shareholder loans	(278,000)	—
Dividends paid	(1,488,000)	(1,343,000)
Tax benefit of nonqualified stock options	51,000	59,000
Net proceeds from stock option exercises	196,000	93,000
Treasury stock repurchases	(105,000)	(265,000)
Net cash (used) provided by financing activities	4,876,000	(1,456,000)
Net increase (decrease) in cash and cash equivalents	(6,925,000)	1,360,000
Cash and cash equivalents at beginning of year	10,471,000	9,111,000
Cash and cash equivalents at end of year	$3,546,000	$10,471,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$3,528,000	$2,504,000
Cash paid for interest	$141,000	—

Supplemental disclosure of non-cash activity:

The Company acquired certain assets of Vibrac LLC during the fiscal year ended March 31, 2010.

The Company issued employee loans totaling $437,000 for the purchase of common stock during the twelve month period ended March 31, 2011.

The Company completed its purchase of SGM Biotech, Inc. during the fiscal year ended March 31, 2011. See Note 2.

The Company completed its purchase of certain assets of Apex Laboratories, Inc. during the fiscal year ended March 31, 2011. See Note 2.

See notes to financial statements

MESA LABORATORIES, INC. NOTES TO FINANCIAL STATEMENTS

1)             Summary of Significant Accounting Policies:

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

During the fiscal year ended March 31, 2011, no individual customer represented more than 10% of the Company’s revenues or accounts receivable balance. During the fiscal year ended March 31, 2010, one customer represented approximately 14% of the Company’s revenues and approximately 10% of the Company’s accounts receivable balance.

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

Inventories - Inventories are stated at the lower of cost or market, using the first-in, first-out method (FIFO) to determine cost. The Company’s policy is to periodically evaluate the market value of the inventory and the stage of product life cycle, and record a reserve for any inventory considered slow moving or obsolete. As of March 31, 2011 and 2010 the Company had recorded a reserve of $290,000 and $200,000, respectively, against slow moving inventory.

Property, Plant and Equipment - Property, plant and equipment is stated at acquisition cost. Depreciation and amortization is provided using the straight-line method over the estimated useful lives of 3 to 39 years.

Goodwill and Other Intangible Assets — Goodwill, which resulted from the acquisitions of Nusonics, Datatrace, Raven, Automata, Torqo, SGM, and Apex is not subject to amortization, and is tested annually for impairment in accordance with current accounting standards. Certain intangible assets including intellectual property, non-compete agreements, and customer relationships were recognized as part of the Raven, Torqo, SGM, and Apex acquisitions and are amortized over their estimated useful lives which range from 3 to 16 years. Trade names were determined to have an indefinite life and therefore are not being amortized.

Valuation of Long-Lived Assets - The Company assesses the realizable value of long-lived assets for potential impairment at least annually or when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated fair value is less than its carrying value. In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. In addition, we must make assumptions regarding the useful lives of these assets. As of March 31, 2011 and 2010, we evaluated our long-lived assets for potential impairment. Based on our evaluation, no impairment charge was recognized.

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

Research & Development Costs - Costs related to research and development efforts on existing or potential products are expensed as incurred. Research and development costs for the fiscal years ended March 31, 2011 and 2010 were $1,441,000 and $669,000 each year, respectively.

Accrued Warranty Expense - The Company provides limited product warranty on its products and, accordingly, accrues an estimate of the related warranty expense at the time of sale.

Advertising Costs - Advertising costs are expensed as incurred. Advertising costs for the years ended March 31, 2011 and 2010 were $315,000 and $269,000, respectively.

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

Earnings Per Share - Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method, which totaled 99,000 additional shares in both 2011 and 2010.

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share — basic and net income per common share — diluted for the twelve month periods ended March 31, 2011 and 2010:

	Twelve Months Ended March 31st
	2011	2010
Net income available for shareholders	$6,183,000	$4,769,000

Weighted avg. outstanding shares of common stock	3,231,000	3,194,000
Dilutive effect of stock options	99,000	99,000

Common stock and equivalents	3,330,000	3,293,000

Earnings per share:
Basic	$1.91	$1.49
Diluted	$1.86	$1.45

For the twelve months ended March 31, 2011 and 2010, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

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

Fair Value of Measurements - The Company’s financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. The carrying amount of the Company’s debts outstanding approximates their fair values because interest rates on these instruments approximate the interest rate on debt with similar terms available to the Company.

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and non-financial assets and liabilities are classified based on the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The following table presents the Company’s financial assets and liabilities that were accounted for at fair value in connection with the Company’s acquisition of SGM Biotech, Inc. and a product line from Apex Laboratories, Inc. (Note 2) on a non-recurring basis as of March 31, 2011 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets
Goodwill	—	—	$5,827,000
Definite lived intangibles	—	—	$10,005,000
Property and equipment	—	—	$1,084,000

Intangible assets consist primarily of customer relationships, intellectual property and trade names, which are valued on the income approach valuation technique using certain key assumptions for customer attrition, growth rate for customer relationships and royalty discount rate, royalties avoided, and growth rate for trade name. Property and equipment acquired in business combinations are valued at replacement cost for used equipment.

Acquisitions - Effective April 1, 2009, transaction costs are expensed under new accounting guidance. The Company expensed $177,000 and $63,000 of transaction costs that was included in general and administrative expenses on the accompanying statement of income during the years ended March 31, 2011 and 2010, respectively.

Recently Issued Accounting Pronouncements — In January 2010, authoritative guidance was issued requiring enhanced disclosures for fair value measurements. The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements. We adopted the updated guidance on April 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which will be effective for us beginning April 1, 2011. The adoption of the required guidance did not have an impact on our financial statements. We do not expect that the adoption of the remaining guidance will have an impact on our financial statements.

In July 2010, FASB issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period became effective for Mesa in the fourth quarter of Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated roll forward disclosures, will be required for Mesa beginning in the first quarter of Fiscal 2012. As these changes only relate to disclosures, they will not have an impact on Mesa’s consolidated financial results.

In December 2010, the FASB issued amended guidance related to Business Combinations. The amendments affect any public entity that enters into business combinations that are material on an individual or aggregate basis. The amendments specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company will assess the impact of these amendments on its consolidated financial statements if and when an acquisition occurs.

In December 2010, the FASB issued amended guidance related to intangibles—goodwill and other. The amendments modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not believe that this guidance will have a material impact on its consolidated financial statements.

2)            Acquisition of Product Lines and Company:

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

Due to the increase in intangible assets as a result of this acquisition, amortization expense rose significantly in fiscal 2011 and will continue at higher levels in subsequent years. The Company will not be able to deduct the step up from cost to fair value for the assets acquired for tax purposes and therefore have recorded a deferred tax liability and additional goodwill of $2,358,000 as of the acquisition date.

The purchase price was allocated to the assets acquired based on their estimated fair value at the acquisition date, and was subject to a final working capital adjustment. Intangible assets were valued using the income approach.

Assets and liabilities acquired consisted of:

Accounts Receivable	$1,116,000
Inventory	758,000
Other Assets	195,000
Property and Equipment	1,035,000
Liabilities	(1,021,000)
Customer Relationships	3,739,000
Non-compete Agreements	104,000
Trade Names	1,195,000
Intellectual Property	396,000
Goodwill	4,566,000
$12,083,000

Intangible assets acquired are amortized over their estimated useful lives; customer relationships (8.5 years), non-compete agreements (5 years) and intellectual property (14 years). Trade names were determined to have an indefinite life and therefore are not being amortized.

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

Assets acquired consisted of:

Inventory	$65,000
Accounts Receivable	544,000
Property and Equipment	49,000
Goodwill	1,261,000
Intellectual Property	3,483,000
Customer Relationships	810,000
Trade Names	278,000
$6,490,000

Intangible assets acquired will be amortized over their estimated useful lives; customer relationships (7 years) and intellectual property (10 years). Trade names were determined to have an indefinite life and therefore are not being amortized.

To help finance these acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,500,000 at March 31, 2011. The bank also deferred one payment for $250,000 on the reducing line of credit, which would have been due January 27, 2011 until maturity at April 27, 2013. There is also a revolving line of credit for $4,000,000 of which $4,000,000 was utilized at March 31, 2011. Both of these lines of credit are subject to a variable rate of interest and a rate floor, and at March 31, 2011, the rate of interest on both loans was 3.25%.

The results of SGM Biotech and Apex Laboratories product operations have been included in the financial statements commencing from their acquisition dates of April 27, 2010 and December 21, 2010, respectively. The pro forma effect of the acquisition on the combined results of operations as if the acquisition had been completed on April 1, 2010 and 2009 are as follows:

	Year Ended March 31, 2011 (Un-audited)	Year Ended March 31, 2010 (Un-audited)
Total net sales	$35,528,000	$30,960,000
Income from operations	$11,332,000	$9,378,000
Net income	$7,106,000	$6,032,000
Net income per common share (Basic)	$2.20	$1.89
Net income per common share (Diluted)	$2.13	$1.83

3)             Inventories:

	March 31st
	2011	2010
Raw materials	$4,387,000	$3,785,000
Work-in-process	337,000	569,000
Finished goods	1,280,000	666,000
Less reserve	(290,000)	(200,000)
	$5,714,000	$4,820,000

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead at March 31, 2011 and 2010.

4)             Property, Plant and Equipment:

	March 31st
	2011	2010
Land	$873,000	$273,000
Buildings	4,436,000	2,776,000
Manufacturing equipment	4,903,000	3,535,000
Computer equipment	592,000	534,000
Vehicle	5,000	—
Furniture and fixtures	149,000	92,000
Construction in progress	—	19,000
	10,958,000	7,229,000
Less accumulated depreciation	(3,650,000)	(2,990,000)
	$7,308,000	$4,239,000

Depreciation expense for the years ended March 31, 2011 and 2010 were $661,000 and $347,000, respectively.

5)             Goodwill and Other Intangible Assets

As of March 31, 2011, goodwill amounted to $14,450,000, which includes the addition in fiscal 2011 of $8,185,000 for the acquisition of SGM Biotech, Inc. and certain assets related to the biological indicator line of products of Apex Laboratories, Inc.  Prior to the 2011 acquisitions, goodwill amounted to $6,265,000, which resulted from the acquisitions of Nusonics, Datatrace, Raven, Automata and Torqo. The increases in other intangible assets from 2010 to 2011 are also related to the aforementioned acquisitions. The Company completed its annual impairment tests during the fourth quarters of fiscal 2011 and 2010 and determined there was no impairment. Other intangible assets are as follows:

	As of March 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Intellectual Property	$3,916,000	$161,000	$3,755,000	10-16 years
Non-compete Agreements	523,000	419,000	104,000	3-5 years
Trade Names	1,946,000	—	1,946,000	Indefinite
Customer Relationships	8,185,000	2,506,000	5,679,000	7-8.5 years
	$14,570,000	$3,086,000	$11,484,000

	As of March 31, 2010
	Carrying Amount	Accumulated Amortization	Net	Useful Life
Intellectual Property	$37,000	$9,000	$28,000	16 years
Non-compete Agreements	418,000	386,000	32,000	3 years
Trade Names	473,000	—	473,000	Indefinite
Customer Relationships	3,636,000	1,508,000	2,128,000	7 years
	$4,564,000	$1,903,000	$2,661,000

Amortization expense was $1,183,000 in 2011 and $439,000 in 2010.

Estimated amortization expense based on the intangible assets in the table above for the fiscal years 2012 to 2016 is $1,483,000, $1,479,000, $1,130,000, $1,099,000 and $1,078,000, respectively.

6)             Income Taxes:

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our Balance Sheets and Statements of Income. The Company’s assessment of its tax positions as of March 31, 2011 and 2010, determined that there were no uncertain tax positions. Our federal tax returns for all years after 2007 and our state tax returns after 2006 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in other income (expense) and corporate, general and administration expenses, respectively.

The components of the provision for income taxes for the years ended March 31, 2011 and 2010 are as follows:

	March 31st
	2011	2010
Current tax provision
Federal	$3,291,000	$2,284,000
State	690,000	258,000
	3,981,000	2,542,000
Deferred tax provision:
Federal	(341,000)	84,000
State	(72,000)	9,000
	(413,000)	93,000
	$3,568,000	$2,635,000

Deferred taxes result from temporary differences in the recognition of income and expenses for financial and income tax reporting purposes and differences between the fair value of assets acquired in business combinations accounted for as a purchase and their tax bases. The components of net deferred tax assets and liabilities as of March 31, 2011 and 2010 are as follows:

	March 31st
	2011	2010
Current deferred tax assets:
Accrued vacation	$198,000	$146,000
Officer bonuses	156,000	—
Bad debt expense	85,000	81,000
Inventory reserve	107,000	74,000
Warranty reserve	11,000	11,000
Other	88,000	64,000
	645,000	376,000

Long-term deferred tax asset:
Amortization	424,000	—
	424,000	—

Long-term deferred tax (liability):
Depreciation and amortization	(3,136,000)	(498,000)
Net deferred (liability)/asset	$(2,067,000)	$(122,000)

A reconciliation of the Company’s income tax provision for the years ended March 31, 2011 and 2010, and the amounts computed by applying statutory rates to income before income taxes is as follows:

	March 31st
	2011	2010
Income taxes at statutory rates	$3,313,000	$2,518,000
State income taxes, net of federal benefit	272,000	216,000
Tax benefit on stock option exercises	90,000	2,000
Meals and entertainment	18,000	13,000
Key-man life	—	4,000
Sec. 199 manufacturing deduction	(273,000)	(142,000)
Other	148,000	24,000
	$3,568,000	$2,635,000

7)             Stock Repurchase:

In November, 2005, the Company’s Board of Directors approved a program to repurchase up to 300,000 shares of its outstanding common stock. Under the program, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be cancelled and repurchases of shares will be funded through existing cash reserves. During the years ended March 31, 2011 and 2010, The Company repurchased 4,422 and 11,568 shares of common stock for $105,000 and $265,000, respectively.

8)             Employee Benefit Plan:

The Company adopted a 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment with the Company. The Company matches 50% of the employee’s contribution up to 6% of the employee’s salary. A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at the end of the participant’s fourth year of service. SGM Biotech, Inc. is currently operating on a separate 401 (k) plan. That plan was adopted effective August 15, 1996. Participation is voluntary and employees are eligible to participate at age 21 and after one year of employment with the Company. SGM Biotech, Inc. matches 100% of the employee’s contribution up to 4% of the employee’s salary. A participant immediately vests in those contributions. SGM also offers a Roth Savings Plan which is incorporated into their 401K Plan with identical requirements and contributions. The Company including SGM Biotech, Inc. contributed $191,000 to the plans for fiscal 2011 and $110,000 excluding SGM Biotech, Inc. for fiscal 2010.

9)             Stockholders’ Equity:

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

On December 8, 2006, the Company adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock of the Company by certain officers, directors, employees and certain advisors of the Company in order to provide incentive to promote the success and business of the Company. A total of 400,000 shares of Common Stock were reserved for issuance under the plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On June 22, 2010, the Board of Directors approved an amendment to the Company’s 2006 Stock Compensation Plan to increase the number of shares authorized for issuance under the 2006 Stock Compensation Plan from four hundred thousand (400,000) to eight hundred thousand (800,000), and the increase was subsequently approved by the majority of the Company’s shareholders at the annual meeting of shareholders held on September 23, 2010.

All option plans have been approved by the stockholders of the Company.

The following is a summary of options granted under the plans:

	FISCAL YEAR 2011		FISCAL YEAR 2010
	SHARES	WEIGHTED AVG EXERCISE PRICE	SHARES	WEIGHTED AVG EXERCISE PRICE
Options outstanding at beginning of year	391,765	$17.37	358,725	$16.68
Options granted	137,060	$25.43	98,800	$16.76
Options forfeited	(22,465)	$19.11	(7,075)	$18.26
Options exercised	(62,718)	$15.02	(58,685)	$12.05
Options outstanding at end of year	443,642	$20.10	391,765	$17.37

Options exercisable at end of year	152,217	$17.36	144,680	$15.80

Shares available for future option grant	479,895		201,570

The following is a summary of information about stock options outstanding as of March 31, 2011:

Options Outstanding
Range of Exercise Prices	Number Outstanding as of 3/31/2011	Remaining Contractual Life in Years	Weighted — Average Exercise Price
$7.00 - $17.15	159,017	3.7	$15.40
$20.36 - $22.51	151,105	3.4	$20.36
$23.10 - $25.80	133,520	5.0	$25.40
$7.00 - $25.80	443,642	4.0	$20.10

Options Exercisable
Range of Exercise Prices	Number Exercisable as of 3/31/2011	Weighted — Average Exercise Price
$7.00 - $17.15	76,892	$14.34
$20.36 - $22.51	74,900	$20.42
$23.10 - $25.80	425	$24.31
$7.00 - $25.80	152,217	$17.36

10)      Stock based compensation:

We account for share-based compensation awards made to employees and directors using the fair value based methodology prescribed by ASC 718 Share-Based Payments (“ASC 718”). Compensation costs for award grants are valued at fair value and recognized on a straight line basis over the service periods of each award. We estimated forfeiture rates for the year based on historical experience.

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	March 31st
	2011	2010
Total cost of stock based compensation charged against income before income tax	$383,000	$282,000
Amount of income tax benefit recognized in earnings	138,000	100,000
Amount charged against net income	$245,000	$182,000
Impact on net income per common share:
Basic	$0.08	$0.06
Diluted	$0.07	$0.06

Stock-based compensation expense was allocated as cost of sales and general and administrative expense in the statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during fiscal 2011 and 2010 using the Black-Scholes model:

	2011	2010
Stock options:
Volatility	34-36%	34%
Risk-free interest rate	1.1-3.9%	1.7-2.7%
Expected option life (years)	5-10	5-10
Dividend yield	1.8%	2.0%

A summary of the option activity for fiscal 2011 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2010	391,765	$17.37	4.2
Options granted	137,060	25.43	5.0
Options forfeited	(22,315)	19.16	—
Options expired	(150)	11.65	—
Options exercised	(62,718)	15.02	—
Outstanding at March 31, 2011	443,642	$20.10	4.0	$3,861,000

	152,217	$17.36	3.2	$1,742,000

A summary of the option activity for fiscal 2010 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at March 31, 2009	358,725	$16.68	4.6
Options granted	98,800	16.76	4.7
Options forfeited	(7,075)	18.26	—
Options expired	—	—	—
Options exercised	(58,685)	12.05	—
Outstanding at March 31, 2010	391,765	$17.37	4.2	$3,367,000

Exercisable at March 31, 2010	144,680	$15.80	3.3	$1,469,000

The weighted average fair value based on the Black-Scholes model for options granted in fiscal 2011 was $7.53 and $4.43 in fiscal 2010. The Company issues new shares of common stock upon exercise of stock options. The total intrinsic value of options exercised was $688,000 and $676,000 during fiscal 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of March 31, 2011 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2010	247,085	$5.51
Options granted	137,060	7.53
Options forfeited	(13,540)	6.51
Options vested	(79,180)	5.34
Unvested at March 31, 2011	291,425	$6.46

As of March 31, 2011, there was $1,083,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.4 years.

11)      Debt

To help finance the acquisition of Apex Laboratories, Inc. and SGM Biotech, Inc and the related building that houses the SGM Biotech facility, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,500,000 at March 31, 2011, and a revolving line of credit for $4,000,000 maturing on July 27, 2011 and which was fully utilized at March 31, 2011. The 36 month reducing line of credit requires quarterly principal payments of $250,000 beginning July 27, 2010 through maturity. In December 2010, the bank deferred the January 27, 2011 payment of $250,000 until maturity at April 27, 2013, which allowed the Company to complete the acquisition of Apex Laboratories, Inc without further alteration of its existing credit facility. Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at December 31, 2010. Both of these lines of credit also require monthly interest payments, are subject to restrictive covenants and are secured by most of the assets of the Company.

Future maturities on debt are as follows:

Fiscal Year 2012	$5,000,000
Fiscal Year 2013	1,000,000
Fiscal Year 2014	500,000
$6,500,000

12)      Segment Data:

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

Revenues related to operations in the U.S. and foreign countries for the years ended March 31, 2011 and 2010 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Long-lived assets related to continuing operations in the U.S. and foreign countries as of the years ended March 31, 2011 and 2010 are as follows:

	Years Ended March 31st
	2011	2010
Net revenues from unaffiliated customers:
United States	$20,191,000	$16,251,000
Foreign (no country exceeds 10% of total)	$12,635,000	$5,678,000

Long-lived assets at end of year:
United States	$33,242,000	$13,165,000

The following table summarizes total sales by product lines for 2011 and 2010 respectively:

	Years Ended March 31st
	2011	2010
Instrumentation Products	$16,369,000	$14,783,000
Biological Indicators	16,457,000	7,146,000
Total sales	$32,826,000	$21,929,000

Following is the Company’s additional business segment information for March 31, 2011 and 2010 (in thousands):

	Biological Indicators	Instrumentation Products	Total
FY 2011
Revenue	$16,457	$16,369	$32,826
Operating Income	$4,007	$5,857	$9,864
Other (Income) and Expense	$125	$(12)	$113
Total Assets	$33,203	$17,781	$50,984
Capital Expenditures Including Building	$2,461	$184	$2,645
Depreciation and Amortization	$1,485	$359	$1844

FY 2010
Revenue	$7,146	$14,783	$21,929
Operating Income	$1,788	$5,580	$7,368
Other (Income) and Expense	$(15)	$(21)	$(36)
Total Assets	$10,405	$23,234	$33,639
Capital Expenditures	$38	$548	$586
Depreciation and Amortization	$593	$193	$786

13)      Quarterly Results (un-audited):

Quarterly financial information for fiscal 2011 and 2010 is summarized as follows (earnings per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis):

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2011	Qtr.	Qtr	Qtr	Qtr
Net revenue	$7,455	$7,754	$7,652	$9,965
Gross profit	$4,381	$4,552	$4,440	$6,195
Net income	$1,320	$1,429	$1,258	$2,176
Earnings per share — basic	$0.41	$0.44	$0.39	$0.67
Earnings per share — diluted	$0.40	$0.43	$0.37	$0.64

($ in thousands, except per share amounts)	First	Second	Third	Fourth
2010	Qtr.	Qtr	Qtr	Qtr
Net revenue	$4,977	$5,407	$5,318	$6,227
Gross profit	$2,983	$3,311	$3,298	$3,602
Net income	$1,026	$1,243	$1,154	$1,346
Earnings per share — basic	$0.32	$0.39	$0.36	$0.42
Earnings per share — diluted	$0.31	$0.38	$0.35	$0.41

14)      Related Party Transactions:

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC. Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which was acquired by the Company on April 27, 2010. As of May, 2011, these former owners are no longer affiliated with the Company.

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

Management’s Report on Internal Control over Financial Reporting

Mesa Laboratories, Inc. management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for its Annual Meeting of Shareholders to be held September 22, 2011 (“Annual Meeting”).

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct” and “Corporate Governance — Audit Committee” that appear in the Company’s definitive Proxy Statement for its Annual Meeting. Information concerning executive officers John J. Sullivan, Glenn Adriance, Steven W. Peterson and Michael Tranmer are included in the sections referred to above.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)              Financial Statements of Mesa Laboratories, Inc and its subsidiaries are included herein:

b)              Exhibits

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

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2011, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2011.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K. On February 14, 2011, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter and nine months ended December 31, 2010.

SIGNATURES

Pursuant to requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date:	June 29, 2011	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D., CEO

Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luke R. Schmieder.	Chairman of the Board of Directors	June 29, 2011
Luke R. Schmieder

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President,	June 29, 2011
John J. Sullivan, Ph.D.	Treasurer and Director

/s/Steven W. Peterson	Vice President, Finance, Chief Financial	June 29, 2011
Steven W. Peterson	and Chief Accounting Officer and Secretary

/s/H. Stuart Campbell	Director	June 29, 2011
H. Stuart Campbell

/s/Michael T. Brooks	Director	June 29, 2011
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 29, 2011
Robert V. Dwyer

/s/Evan Guillemin	Director	June 29, 2011
Evan Guillemin

/s/David M. Kelly	Director	June 29, 2011
David M. Kelly

EXHIBITS INDEX

(23)(i)

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2011, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2011.

(31.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

(31.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

(32.1)	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

(32.2)	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.