Form 10-Q
period 2011-06-30
MESA LABORATORIES INC /CO
filed 2011-08-15
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark  one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act, during the past 12 months and (2) has been subject to the filing requirements for the past 90 days.   Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,281,791 shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited) JUNE 30, 2011	MARCH 31, 2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$6,054	$3,546
Accounts Receivable, Net	6,543	7,041
Inventories, Net	5,377	5,714
Prepaid Expenses and Other	860	961

TOTAL CURRENT ASSETS	18,834	17,262

PROPERTY, PLANT & EQUIPMENT, NET	7,303	7,308

OTHER ASSETS
Goodwill, Intangibles and Other, Net	26,065	26,414

TOTAL ASSETS	$52,202	$50,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$778	$723
Accrued Salaries & Payroll Taxes	1,088	2,332
Notes Payable — Current Portion	1,000	1,000
Revolving Line of Credit	4,000	4,000
Due To Apex Laboratories, Inc.	600	600
Other Accrued Expenses	172	176
Taxes Payable	1,942	1,100

TOTAL CURRENT LIABILITIES	9,580	9,931

LONG TERM LIABILITIES
Deferred Income Taxes Payable	3,136	3,136
Notes Payable — Long Term	1,250	1,500

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,280,996 shares (6/30/11) and 3,250,736 shares (3/31/11)	6,182	5,505
Employee Loans to Purchase Stock	(353)	(437)
Retained Earnings	32,407	31,349

TOTAL STOCKHOLDERS’ EQUITY	38,236	36,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,202	$50,984

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in Thousands Except Earnings Per Share)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010

Sales	$8,888	$7,455

Cost of Goods Sold	3,500	3,074
Selling, General & Administrative	2,287	1,944
Research and Development	408	223
Other Expenses and (Income)	50	12
	6,245	5,253

Earnings Before Income Taxes	2,643	2,202

Income Taxes	964	882

Net Income	$1,679	$1,320

Net Income Per Share (Basic)	$0.51	$0.41

Net Income Per Share (Diluted)	$0.49	$0.40

Average Common Shares Outstanding (Basic)	3,274	3,212

Average Common Shares Outstanding (Diluted)	3,414	3,308

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Cash Flows From Operating Activities:
Net Income	$1,679	$1,320
Depreciation and Amortization	541	417
Stock Based Compensation	96	66
Gain on Loan Settlement	(13)	—
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable, net	498	537
(Increase) Decrease in Inventories	337	(359)
(Increase) Decrease in Prepaid Expenses	101	284
Increase (Decrease) in Accounts Payable	55	(45)
Increase (Decrease) in Accrued Liabilities	(406)	366
Net Cash and Cash Equivalents Provided by Operating Activities	2,888	2,586

Cash Flows From Investing Activities:
Acquisition of Product Lines and Company	—	(12,027)
Deposits	(26)	(7)
Capital Expenditures, Building	—	(2,150)
Capital Expenditures, Net of Retirements	(161)	(196)
Net Cash and Cash Equivalents (Used) in Investing Activities	(187)	(14,380)

Cash Flows From Financing Activities:
Bank Borrowing, Net of Debt Payments	(250)	4,193
Dividends Paid	(394)	(351)
Treasury Stock Purchases	(27)	(7)
Proceeds From Stock Options Exercised	478	29
Net Cash and Cash Equivalents (Used) Provided by Financing Activities	(193)	3,864

Net Increase (Decrease) In Cash and Cash Equivalents	2,508	(7,930)
Cash and Cash Equivalents at Beginning of Period	3,546	10,471

Cash and Cash Equivalents at End of Period	$6,054	$2,541

Cash paid for Interest	$54	$18

Supplemental disclosure of non-cash activity:

The Company issued employee loans totaling $220 and $307 for the purchase of common stock during the three month period ended June 30, 2011 and 2010, respectively. $304 of loans previously outstanding were retired in the three month period ended June 30, 2011.

MESA LABORATORIES, INC. NOTES TO FINANCIAL STATEMENTS

1.              Summary of Accounting Policies

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-K, at March 31, 2011.

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

Recently Adopted Accounting Pronouncements

In January 2010, the FASB updated the disclosure requirements for fair value measurements, codified in ASC Topic 820, Fair Value Measurements and Disclosure.  The updated guidance requires companies to disclose separately the investments that transfer in and out of Levels 1 and 2 and the reasons for those transfers. Additionally, in the reconciliation for fair value measurement using significant unobservable inputs (Level 3), companies should present separately information about purchases, sales, issuances and settlements.  We adopted the updated guidance on April 1, 2010, except for the disclosures about purchases, sales, issuances and settlements in the Level 3 reconciliation, which became effective for us beginning April 1, 2011.  The adoption of the required guidance did not have an impact on our financial statements.

In July 2010, FASB issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period became effective for Mesa in the fourth quarter of Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated roll forward disclosures, became required for Mesa beginning in the first quarter of Fiscal 2012. As these changes only relate to disclosures, they did not have an impact on Mesa’s consolidated financial results.

2.              Stock Based Compensation

We account for share-based compensation awards made to employees and directors using the fair value based methodology prescribed by ASC 718 Share-Based Payments (“ASC 718”).  Compensation costs for award grants are valued at fair value and recognized on a straight line basis over the service periods of each award.  We estimated forfeiture rates for the year based on historical experience.

Amounts recognized in the financial statements related to stock-based compensation are as follows:

(Dollars in thousands except earnings per share)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
Total cost of stock-based compensation charged against income before income taxes	$96	$66
Amount of income tax benefit recognized in earnings	$35	$25
Amount charged against net income	$61	$41

Impact on net income per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first three months of fiscal 2012 and 2011 using the Black-Scholes model:

	Three Months Ended June 30
	2011	2010
Stock options:
Volatility	33.4%	36.2%
Risk-free interest rate	2.24-3.56%	2.04-3.89%
Expected option life (years)	5-10	5-10
Dividend yield	1.74%	1.78%

A summary of the option activity for the first three months of fiscal 2012 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000)
Outstanding at March 31, 2011	443,642	$20.10	4.0
Options granted	97,780	29.20	6.2
Options forfeited	(3,200)	25.33	—
Options expired	(1,020)	14.91	—
Options exercised	(44,872)	18.14	—
Outstanding at June 30, 2011	492,330	$22.07	4.4	$4,687

Exercisable at June 30, 2011	188,940	$18.90	3.4	$2,398

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first three months of fiscal 2012 was $8.23, and $7.66 in the first three months of fiscal 2011. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $495,000 and $344,000 during the first three months of fiscal 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of June 30, 2011 is as follows:

	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at March 31, 2011	291,425	$6.46
Options granted	97,780	$8.23
Options forfeited	(2,805)	$7.33
Options vested	(83,010)	$6.04
Unvested at June 30, 2011	303,390	$7.08

As of June 30, 2011, there was approximately $1,500,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.8 years.

3.              Related Party Transactions

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

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30
(Dollars in thousands except earnings per share)	2011	2010
Net income available for shareholders	$1,679	$1,320
Weighted avg. outstanding shares of common stock	3,274	3,212
Dilutive effect of stock options	140	96

Common stock and equivalents	3,414	3,308

Earnings per share:
Basic	$0.51	$0.41
Diluted	$0.49	$0.40

For the three months ended June 30, 2011 and 2010, no shares and 119,000 shares for each period, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.              Debt

To help finance the acquisition of Apex Laboratories, Inc., SGM Biotech, Inc., and the related building that houses the SGM Biotech facility, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,250,000 at June 30, 2011, and a revolving line of credit for $4,000,000 maturing on September 24, 2011 and which was fully utilized at June 30, 2011.  The 36 month reducing line of credit requires quarterly principal payments of $250,000 beginning July 27, 2010 through maturity. In December 2010, the bank deferred the January 27, 2011 payment of $250,000 until maturity at April 27, 2013, which allowed the Company to complete the acquisition of Apex Laboratories, Inc without further alteration of its existing credit facility. Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at June 30, 2011.  Both of these lines of credit also require monthly interest payments, are subject to restrictive covenants and are secured by most of the assets of the Company.  The Company was in compliance with the restrictive covenants as of June 30, 2011.  Currently, the Company has sufficient funds to repay the revolving line of credit of $4,000,000 and expects to do so during this fiscal year.

Future maturities on debt are as follows:

Fiscal Year 2012	4,750,000
Fiscal Year 2013	1,000,000
Fiscal Year 2014	500,000
$6,250,000

6.              Segment Data

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

Revenues related to operations in the U.S. and foreign countries for the three month periods ended June 30, 2011 and 2010 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Net revenues from unaffiliated customers and long-lived assets related to continuing operations in the U.S. and foreign countries as of June 30, 2011 and 2010 are as follows:

	Quarter Ended June 30
(Dollars in thousands)	2011	2010
Net revenues from unaffiliated customers:
United States	$5,493	$4,908
Foreign (no country exceeds 10% of total)	3,395	2,547
	$8,888	$7,455

	June 30, 2011	June. 30, 2010
Long-lived assets at end of quarter:
United States	$33,368	$28,572

The following table summarizes total sales by product for the three month periods ended June 30:

	Three Months Ended June 30
(Dollars in thousands)	2011	2010

Instrumentation Products	$4,339	$4,000
Biological Indicators	4,549	3,455
Total Sales	$8,888	$7,455

Following is the Company’s additional business segment information for June 30, 2011 and 2010:

(Dollars in thousands)	Biological Indicators	Instrumentation Products	Total
Quarter Ended June 30, 2011
Revenue	$4,549	$4,339	$8,888
Operating Income	$941	$1,752	$2,693
Other (Income) and Expense	$53	$(3)	$50
Total Assets	$32,164	$20,038	$52,202
Capital Expenditures	$99	$62	$161
Depreciation	$113	$52	$165
Amortization	$336	$40	$376

Quarter Ended June 30, 2010
Revenue	$3,455	$4,000	$7,455
Operating Income	$718	$1,496	$2,214
Other (Income) and Expense	$15	$(3)	$12
Total Assets	$25,708	$16,936	$42,644
Capital Expenditures	$2,266	$80	$2,346
Depreciation	$104	$63	$167
Amortization	$224	$26	$250

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

	Key Financial Indicators For The Three Months Ended June 30 (Dollars in Thousands Except Earnings Per Share)
	2011	2010	2009	2008
Cash and Investments	$6,054	$2,541	$10,759	$6,390

Trade Receivables Gross	$6,851	$5,350	$3,748	$3,768
Days Sales Outstanding	67	58	66	63

Inventory, Net	$5,377	$5,936	$4,749	$4,498
Inventory Turns	2.6	2.1	1.7	1.7

Working Capital	$9,254	$8,769	$18,005	$13,571
Current Ratio	2:1	3:1	13:1	11:1

Average Return On:
Stockholder Investments (1)	18.0%	16.6%	14.7%	16.8%
Assets	12.9%	13.8%	13.7%	15.7%
Invested Capital (2)	18.1%	18.8%	22.1%	22.2%

Net Sales	$8,888	$7,455	$4,977	$5,054
Gross Profit	$5,388	$4,381	$2,983	$3,204
Gross Margin Percent	61%	59%	60%	63%
Operating Income	$2,693	$2,214	$1,608	$1,536
Operating Margin	30%	30%	32%	30%
Net Profit	$1,679	$1,320	$1,026	$1,016
Net Profit Margin	19%	18%	21%	20%
Earnings Per Diluted Share	$0.49	$0.40	$0.31	$0.31

Earnings Before Income Tax, Depreciation and Amortization	$3,184	$2,619	$1,800	$1,756

Capital Expenditures, Net	$161	$2,346	$29	$63

Employees	178	170	114	118

Sales Per Employee(Annualized)	$200	$175	$175	$171

(1)          Average return on stockholder investment is calculated by dividing total annualized net income by the average of end of period and beginning of year total stockholder’s equity.

(2)          Average return on invested capital (invested capital = total assets - current liabilities - cash and cash equivalents) is calculated by dividing total annualized net income by the average of end of period and beginning of year invested capital.

While we continually try to optimize the overall performance and trends, the table above does highlight various fluctuations within a relatively narrow range over the four year comparative periods. These fluctuations are usually influenced by strategic uses of resources.  Most of the indicators above for the period ended June 30, 2011 are showing variations from the results of the past years.  Our balance sheet levels have increased due to acquisitions in December 2009, April 2010 and December 2010 requiring the use of cash and the addition of debt. These activities have impacted some of the computed ratios including working capital. Factors currently impacting profitability include increased sales of higher margin instrumentation products, increased sales of biological indicator products, and increased amortization expense due to the recent acquisitions. Improvements in manufacturing efficiencies have also contributed to the results of the current fiscal quarter resulting in improved gross margins.

RESULTS OF OPERATIONS

Net Sales

Net sales for the first quarter of fiscal 2012 increased 19 percent from fiscal 2011.  In real dollars, net sales of $8,888,000 for the quarter increased $1,433,000 from $7,455,000 in 2011.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical manufacturing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Biological Indicator products are disposables and thus do not contribute to the Company’s parts and service revenues.  During the first three months of fiscal years 2012 and 2011 our Company had parts and service revenue of $1,103,000 and $1,009,000, respectively.  As a percentage of total revenue, parts and service revenues were 12% in 2012 and 14% in 2011.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Although overall economic conditions remain soft this year we have seen an increase in our sales performance in total so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals. Sales this year also increased due to the inclusion of a full quarter of sales from our SGM Biotech products which were acquired as of April 27, 2010. For the fiscal first three months of 2012 and 2011, product sales for our company were $7,785,000 and $6,446,000, respectively. Sales also increased in the first quarter of 2012 due to the acquisition of the Apex Laboratories, Inc. biological indicator line of products in late December 2010.

Due to the addition of SGM Biotech, Inc. and Apex Laboratories, Inc. in the last fiscal year, the company has changed its reporting to better reflect its two distinct business segments, Biological Indicator Products and Instrumentation Products.  The Instrumentation Products are based at the Company’s Lakewood, CO facility, while Biological Indicator Products are manufactured at our Bozeman, MT and Omaha, NE facilities.  This segmentation provides a clearer picture of how changes in our product mix impact net sales and profitability, especially at the gross profit level.

For the current fiscal quarter, Biological Indicator products sales have increased to $4,549,000 or 32 percent from $3,455,000 in the prior year period, and Instrumentation products have increased to $4,339,000 or eight percent from $4,000,000 in the prior year period. For the current quarter the increase in Biological Indicator products is chiefly due to the addition of the Apex Laboratories products in late December of last year, a full three months of reportable activity for the Bozeman operations, and comparable organic growth of 11 percent for the current quarter for our existing Omaha based products. During the current quarter, the increase in Instrumentation products and services were eight percent, and were due in the current quarter entirely to organic growth of existing products.

Cost of Sales

Cost of sales as a percent of net sales during the first fiscal quarter decreased 1.8 percentage points from fiscal 2011 to 39.4 percent in the current quarter.  Currently, Instrumentation products enjoy margins higher than the Biological Indicator products.  Therefore, shifts in product mix toward higher sales of Instrumentation products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Biological Indicator products will normally produce the opposite effect on cost of goods sold expense and gross margins. All production of Torqo products was moved to our Lakewood facilities in December 2010. Along with savings from materials acquisition costs, the reduced cost to manufacture the Torqo products in house has resulted in higher margins in fiscal 2012. All Lakewood based products as well as the Biological Indicator products have achieved lower cost of sales percents in the current fiscal quarter versus the prior year quarter.

Gross margins are generally consistent within a business segment. Within the Biological Indicator segment, the gross margins remained stable for the current fiscal year versus the prior year despite undergoing some one time costs to bring the Apex product production to Bozeman and on-going organizational changes to efficiently merge the Omaha and Bozeman businesses. While we anticipate a shift to a higher proportion of Biological Indicator sales to continue given our focus on this growing segment, we also expect the addition of the Apex brand of biological indicators, with their higher margins, to eventually result in the further improvement of gross margins for the biological indicator line of products.

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. During fiscal 2012, we expect our general and administrative costs to stabilize after large increases in fiscal 2011 due to the addition of the SGM and Apex lines of product. Continuing additional costs expected during the current year include a full year of amortization of newly acquired intangible assets and higher personnel costs to support our growing businesses. For the fiscal first quarter, amortization was $376,000 compared to $250,000 for the same period last year.  For the fiscal first quarter of 2012, total administrative costs were $1,348,000 compared to $1,107,000 for the same quarter last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, selling costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in the mix between international and domestic sales may influence sales and marketing costs. The acquisitions of the Torqo and SGM Biotech product lines had a significant impact on sales and marketing costs in fiscal 2011 which will continue in fiscal 2012.  In dollars, selling costs were $939,000 in the first fiscal quarter of 2012 and $837,000 in the same prior year quarter.  As a percent of sales, selling cost was 10.6% in the current quarter and 11.2% in the prior year quarter.

Research and Development

Company sponsored research and development cost was $408,000 during the first fiscal quarter of 2012 and $223,000 during the previous year period.  We are currently executing a strategy of increasing the flow of internally developed products and we are continuing work that expands our radio frequency technology into new data logging markets. The additions of the Torqo and SGM Biotech product lines are also adding to our current research and development spending.

Net Income

Net income increased 27 percent to $1,679,000 or $.49 per share on a diluted basis during the first fiscal quarter of 2012 compared to $1,320,000 or $.40 per share on a diluted basis in the previous year period. As previously discussed, sales have increased due to both internal growth and acquisitions with overall margins also increasing during the quarter.  Other factors impacting net income during the quarter included the increases in general and administrative costs, sales and marketing costs, and research and development costs which are discussed above. As a percent of sales, these cost elements increased one percent to 30 percent from the comparable prior year period. We have added debt and interest expense due to our acquisitions of SGM Biotech and Apex Laboratories during the prior fiscal year.  Additionally, we have experienced three month amortization expenses of approximately $376,000 compared to $250,000 in the prior year.  For the first three months of fiscal 2012 net income margins have risen by 1.2 percentage points.

Liquidity and Capital Resources

On June 30, 2011, we had cash and cash equivalents of $6,054,000.  In addition, we had other current assets totaling $12,780,000 with the total current assets being $18,834,000.  Current liabilities of our Company were $9,580,000 which resulted in a current ratio of 2:1.

Our Company has made net capital acquisitions during the first fiscal quarter of $161,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On June 15, 2011, a quarterly dividend of $.12 per common share was paid to shareholders of record on May 31, 2011.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

To finance acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which has a remaining principal balance of $2,250,000 at June 30, 2011, and a revolving line of credit for $4,000,000 of which $4,000,000 was utilized as of June 30, 2011 and is currently due at September 24, 2011. Both of these lines are subject to a variable rate of interest and a rate floor, both of which are currently 3.25%. In December 2010 the bank agreed to suspend the regular payment of $250,000 which was due January 27, 2011 until maturity at April 27, 2013. This action allowed the Company to complete the acquisition of Apex Laboratories products without further alteration of the credit facility. The Company does not guarantee the debt of any other entity.  The Company has maintained a long history of surplus cash flow from operations.  This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and is currently being partially utilized to fund our on-going dividend and will be used to retire debt.  We currently have sufficient surplus fund to retire the $4,000,000 revolving line of credit, which we expect to do during this fiscal year.  If interesting candidates come to our attention, we may choose to pursue new acquisitions.

Contractual Obligations

At June 30, 2011 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. To help finance the acquisition of SGM Biotech, Inc., the Company entered into two separate credit facilities which require remaining principal payments of $4,750,000, $1,000,000 and $500,000 in fiscal years 2012, 2013 and 2014, respectively.  As part of the Apex Laboratories product line acquisition executed December 21, 2010, the Company is obligated to make two holdback payments of $300,000 plus 2 percent per annum interest to Apex Laboratories in June and December of 2011. The June payment was made in early July for an amount of $250,000.  Currently, the remaining $50,000 due in June is being withheld pending resolution of outstanding and guaranteed accounts receivable that were purchased in conjunction with the acquisition.  It is expected that the remaining holdback amount of $350,000 will be paid in December.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our first quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended March 31, 2011 under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We made the following repurchases of our common stock, by month, within the first quarter of the fiscal year covered by this report: A majority of the payments for the June 2011 purchases were used to settle loans made to employees to exercise stock option purchases during fiscal 2011.

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 1-30, 2011	566	$29.20	132,008	167,992
May 1-31, 2011	59	$30.75	132,067	167,933
June 1-30, 2011	10,737	$31.76	142,804	157,196
Total 1st Quarter	11,362	$31.64

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up 300,000 of the company’s common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.  During the fiscal quarter ended June 30, 2011 the Company made repurchases of shares to settle loans made to exercise incentive stock options one year ago.  Due to the non-cash nature of these transactions the Company acquired 11,362 shares of Mesa Laboratories, Inc. common stock at a net cash value of approximately $27,000 during the quarter ended June 30, 2011.

PART III. EXHIBITS AND SIGNATURES

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
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

b)	Reports on Form 8-K:

On June 14, 2011, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the fiscal year ended March 31, 2011.

SIGNATURES

MESA LABORATORIES, INC.

JUNE 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Issuer)

DATED:	August 15, 2011	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	August 15, 2011	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance,
Chief Financial and Accounting Officer and Secretary