Form 10-Q
period 2011-09-30
MESA LABORATORIES INC /CO
filed 2011-11-14
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark  one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

There were 3,282,941 shares of the Issuer’s common stock, no par value, outstanding as of October 31, 2011.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	(Unaudited) SEPT 30, 2011	MARCH 31, 2011
ASSETS
CURRENT ASSETS
Cash and Cash Equivalents	$4,952	$3,546
Accounts Receivable, Net	6,680	7,041
Inventories, Net	4,992	5,714
Prepaid Expenses and Other	824	961

TOTAL CURRENT ASSETS	17,448	17,262

PROPERTY, PLANT & EQUIPMENT, NET	7,300	7,308

OTHER ASSETS
Goodwill, Intangibles and Other, Net	25,783	26,414

TOTAL ASSETS	$50,531	$50,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable	$751	$723
Accrued Salaries & Payroll Taxes	1,199	2,332
Notes Payable — Current Portion	1,000	1,000
Revolving Line of Credit	2,000	4,000
Due To Apex Laboratories, Inc.	350	600
Other Accrued Expenses	180	176
Taxes Payable	929	1,100

TOTAL CURRENT LIABILITIES	6,409	9,931

LONG TERM LIABILITIES
Deferred Income Taxes Payable	3,136	3,136
Notes Payable — Long Term	1,000	1,500

STOCKHOLDERS’ EQUITY
Preferred Stock, No Par Value	—	—
Common Stock, No Par Value; authorized 8,000,000 shares; issued and outstanding, 3,282,470 shares (9/30/11) and 3,250,736 shares (3/31/11)	6,214	5,505
Employee Loans to Purchase Stock	(368)	(437)
Retained Earnings	34,140	31,349

TOTAL STOCKHOLDERS’ EQUITY	39,986	36,417

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,531	$50,984

MESA LABORATORIES, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in Thousands Except Earnings Per Share)

	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2010

Sales	$9,291	$7,754

Cost of Goods Sold	3,517	3,202
Selling, General & Administrative	2,182	1,887
Research and Development	306	342
Other Expenses and (Income)	50	34
	6,055	5,465

Earnings Before Income Taxes	3,236	2,289

Income Taxes	1,183	860

Net Income	$2,053	$1,429

Net Income Per Share (Basic)	$0.63	$0.44

Net Income Per Share (Diluted)	$0.59	$0.43

Average Common Shares Outstanding (Basic)	3,282	3,231

Average Common Shares Outstanding (Diluted)	3,453	3,315

MESA LABORATORIES, INC.

CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

(Dollars in Thousands Except Earnings Per Share)

	Six Months Ended Sept 30, 2011	Six Months Ended Sept 30, 2010

Sales	$18,178	$15,209

Cost of Goods Sold	7,016	6,276
Selling, General and Administrative	4,469	3,831
Research and Development	714	565
Other Expenses and (Income)	99	46
	12,298	10,718

Earnings Before Income Taxes	5,880	4,491

Income Taxes	2,147	1,742

Net Income	$3,733	$2,749

Net Income Per Share (Basic)	$1.14	$0.85

Net Income Per Share (Diluted)	$1.09	$0.83

Average Common Shares Outstanding (Basic)	3,278	3,222

Average Common Shares Outstanding (Diluted)	3,433	3,311

MESA LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Dollars in Thousands)

	Six Months Ended Sept 30, 2011	Six Months Ended Sept 30, 2010
Cash Flows From Operating Activities:
Net Income	$3,733	$2,749
Depreciation and Amortization	1,102	834
Stock Based Compensation	192	162
Change in Assets and Liabilities-
(Increase) Decrease in Accounts Receivable, net	361	556
(Increase) Decrease in Inventories	722	(544)
(Increase) Decrease in Prepaid Expenses	137	354
Increase (Decrease) in Accounts Payable	(122)	(137)
Increase (Decrease) in Accrued Liabilities	(1,550)	100
Net Cash and Cash Equivalents Provided by Operating Activities	4,575	4,074

Cash Flows From Investing Activities:
Acquisition of Product Lines and Company	—	(11,722)
Deposits	30	(17)
Capital Expenditures, Building	—	(2,150)
Capital Expenditures, Net of Retirements	(343)	(310)
Net Cash and Cash Equivalents (Used in) Investing Activities	(313)	(14,199)

Cash Flows From Financing Activities:
Bank Borrowing	—	4,521
Debt Payments	(2,500)	(578)
Dividends Paid	(788)	(709)
Treasury Stock Purchases	(80)	(81)
Proceeds From Stock Options Exercised	512	76
Net Cash and Cash Equivalents (Used in) Provided by Financing Activities	(2,856)	3,229

Net Increase (Decrease) In Cash and Cash Equivalents	1,406	(6,896)
Cash and Cash Equivalents at Beginning of Period	3,546	10,471

Cash and Cash Equivalents at End of Period	$4,952	$3,575

Cash paid for Interest	$111	$55

Supplemental disclosure of non-cash activity:

The Company issued employee loans totaling $235 and $307 for the purchase of common stock during the six month period ended September 30, 2011 and 2010, respectively. $304 of loans previously outstanding were retired in the six month period ended September 30, 2011.

On September 30, 2011, the Company entered into an agreement to license certain technology from Photonic Biosystems, Inc.  This agreement called for an initial payment of $150 which was accrued at September 30, 2011 and paid in October 2011.

MESA LABORATORIES, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS

1.              Summary of Accounting Policies

The summary of the Issuer’s significant accounting policies are incorporated by reference to the Company’s annual report on Form 10-K, at March 31, 2011.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles for interim financial information and with the instructions to Form 10-Q, and reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the financial position, results of operations and cash flows.  The results of the interim period are not necessarily indicative of the results for the full year.

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

In September 2011, the FASB issued ASC 2011-8 “Intangibles - Goodwill and Other”. The amended guidance will allow companies to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, the Company would not be required to determine the fair value of the reporting unit, unless it determines, on a qualitative basis, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate any material impacts from the adoption of this amended guidance.

2.              Acquisition of Technology

On September 30, 2011, the Company entered into a license agreement with Photonic Biosystems, Inc. for certain biological indicator technology.  Under the terms of this agreement, the Company has made an initial payment of $150,000 for rights to the technology during October 2011.  An additional payment of $25,000 is due by the end of January 2012, a payment of $75,000 is due upon issuance of a 510K clearance by the United States Food and Drug Administration for the anticipated product, and a payment of $50,000 to $150,000 will be due upon marketing of the product based on the time of results of the new biological indicator test.  In addition, sales of products covered by this license agreement will be subject to royalty payments.

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

Amounts recognized in the condensed financial statements related to stock-based compensation are as follows:

(Dollars in thousands except earnings per share)	Three Months Ended Sept 30, 2011	Three Months Ended Sept 30, 2010	Six Months Ended Sept 30, 2011	Six Months Ended Sept 30, 2010
Total cost of stock-based compensation charged against income before income taxes	$96	$96	$192	$162
Amount of income tax benefit recognized in earnings	35	36	70	63
Amount charged against net income	$61	$60	$122	$99
Impact on net income per common share:
Basic	$0.02	$0.02	$0.04	$0.03
Diluted	$0.02	$0.02	$0.04	$0.03

Stock-based compensation expense was reflected as selling, general and administrative expense and cost of goods sold expense in the condensed statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following assumptions were used to estimate the fair value of options granted during the first six months of fiscal 2012 and 2011 using the Black-Scholes model:

	Six Months Ended September 30
	2011	2010
Stock options:
Volatility	33.4%	36.2%
Risk-free interest rate	2.24-3.56%	2.04-3.89%
Expected option life (years)	5-10	5-10
Dividend yield	1.74%	1.78%

A summary of the option activity for the first six months of fiscal 2012 is as follows:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000)
Outstanding at March 31, 2011	443,642	$20.10	4.0
Options granted	97,780	29.20	6.2
Options forfeited	(4,700)	25.58
Options expired	(1,020)	14.91
Options exercised	(47,822)	18.23
Outstanding at Sept 30, 2011	487,880	22.07	4.14	$6,474

Exercisable at Sept 30, 2011	185,990	18.88	3.17	$3,061

The weighted average grant date fair value based on the Black-Scholes model for options granted in the first six months of fiscal 2012 was $8.24 and $7.66 in the first six months of fiscal 2011. The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $588,000 and $351,000 during the first six months of fiscal 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of September 30, 2011 is as follows:

	Number of Shares	Weighted-average Grant-Date Fair Value
Unvested at March 31, 2011	291,425	$6.46
Options granted	97,780	8.24
Options forfeited	(4,305)	7.21
Options vested	(83,010)	6.04
Unvested at Sept 30, 2011	301,890	$7.08

As of September 30, 2011, there was approximately $1,364,000 of total unrecognized compensation cost related to unvested share-based compensation granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.5 years.

4.              Related Party Transactions

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which was acquired by the Company on April 27, 2010.

5.              Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and net income per common share - diluted for the three and six month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30		Six Months Ended September 30
(Dollars in thousands except earnings per share)	2011	2010	2011	2010
Net income available for shareholders	$2,053	$1,429	$3,733	$2,749
Weighted avg. outstanding shares of common stock	3,282	3,231	3,278	3,222
Dilutive effect of stock options	171	84	155	89

Common stock and equivalents	3,453	3,315	3,433	3,311

Earnings per share:
Basic	$0.63	$0.44	$1.14	$0.85
Diluted	$0.59	$0.43	$1.09	$0.83

For the three and six months ended September 30, 2011 and 2010, no shares and 121,000 shares for each period, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

6.              Debt

To help finance the acquisition of Apex Laboratories, Inc., SGM Biotech, Inc., and the related building that houses the SGM Biotech facility, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which had a remaining principal balance of $2,000,000 at September 30, 2011, and a revolving line of credit for $4,000,000 maturing on December 23, 2011. $2,000,000 of the revolving line was paid in the current quarter and $2,000,000 is still being utilized as of September 30, 2011.  The 36 month reducing line of credit requires quarterly principal payments of $250,000 beginning July 27, 2010 through maturity. In December 2010, the bank deferred the January 27, 2011 payment of $250,000 until maturity at April 27, 2013, which allowed the Company to complete the acquisition of Apex Laboratories, Inc. without further alteration of its existing credit facility. Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at September 30, 2011.  Both of these lines of credit also require monthly interest payments, are subject to restrictive covenants and are secured by most of the assets of the Company.   The Company was in compliance with the restrictive covenants as of September 30, 2011.  Currently, the Company has sufficient funds to repay the remaining revolving line of credit of $2,000,000 and expects to do so by maturity.

Future maturities on debt are as follows:

Fiscal Year 2012	2,500,000
Fiscal Year 2013	1,000,000
Fiscal Year 2014	500,000
$4,000,000

7.              Segment Data

The Company adopted ASC 280, Disclosures about Segments of an Enterprise and Related Information. ASC 280 designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. ASC 280 also requires disclosure about products and sources, geographic areas and major customers. The Company aggregates its product lines as two reportable segments based on the similar characteristics and markets of our products.

Revenues related to operations in the U.S. and foreign countries for the three and six month periods ended September 30, 2011 and 2010 are presented below. Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported. Net revenues from unaffiliated customers and long-lived assets related to continuing operations in the U.S. and foreign countries as of September 30, 2011 and 2010 are as follows:

	Quarter Ended September 30		Six Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010
Net revenues from unaffiliated customers:
United States	$5,811	$4,701	$11,303	$9,609
Foreign (no country exceeds 10% of total)	3,480	3,053	6,875	5,600
	$9,291	$7,754	$18,178	$15,209

	Sept 30, 2011	Sept 30, 2010
Long-lived assets at end of quarter:
United States	$33,083	$27,874

The following table summarizes total sales by product for the three and six month periods ended September 30:

	Three Months Ended September 30		Six Months Ended September 30
(Dollars in thousands)	2011	2010	2011	2010

Instrumentation Products	$4,215	$3,857	$8,554	$7,857
Biological Indicators	5,076	3,897	9,624	7,352
Total Sales	$9,291	$7,754	$18,178	$15,209

Following is the Company’s additional business segment information for September 30, 2011 and 2010:

(Dollars in thousands)	Biological Indicators	Instrumentation Products	Total
Quarter Ended Sept 30, 2011
Revenue	$5,076	$4,215	$9,291
Operating Income	$1,655	$1,631	$3,286
Other (Income) and Expense	$52	$(2)	$50
Total Assets	$32,627	$17,904	$50,531
Capital Expenditures	$119	$63	$182
Depreciation	$120	$65	$185
Amortization	$341	$35	$376

Quarter Ended Sept 30, 2010
Revenue	$3,897	$3,857	$7,754
Operating Income	$1,113	$1,210	$2,323
Other (Income) and Expense	$37	$(3)	$33
Total Assets	$25,921	$17,233	$43,154
Capital Expenditures	$60	$54	$114
Depreciation	$112	$43	$155
Amortization	$227	$35	$262

Six Months Ended Sept 30, 2011
Revenue	$9,624	$8,554	$18,178
Operating Income	$2,596	$3,383	$5,979
Other (Income) and Expense	$105	$(6)	$99
Total Assets	$32,627	$17,904	$50,531
Capital Expenditures	$213	$130	$343
Depreciation	$245	$105	$350
Amortization	$672	$80	$752

Six Months Ended Sept 30, 2010
Revenue	$7,352	$7,857	$15,209
Operating Income	$1,830	$2,707	$4,537
Other (Income) and Expense	$52	$(6)	$46
Total Assets	$25,921	$17,233	$43,154
Capital Expenditures	$2,326	$134	$2,460
Depreciation	$224	$98	$322
Amortization	$432	$80	$512

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

	Key Financial Indicators For The Six Months Ended September 30 (Dollars in Thousands Except Earnings Per Share)
	2011	2010	2009	2008
Cash and Investments	$4,952	$3,575	$11,233	$6,728

Trade Receivables Gross	$7,104	$5,368	$3,925	$4,518
Days Sales Outstanding	66	63	65	69

Inventory, Net	$4,992	$6,121	$4,595	$4,575
Inventory Turns	2.8	2.0	1.8	1.8

Working Capital	$11,039	$10,182	$18,891	$14,790
Current Ratio	3:1	3:1	19:1	12:1

Average Return On:
Stockholder Investments (1)	19.5%	17.0%	15.9%	19.2%
Assets	14.7%	14.3%	15.0%	18.0%
Invested Capital (2)	19.5%	19.7%	24.1%	25.4%

Net Sales	$18,178	$15,209	$10,383	$10,734
Gross Profit	$11,162	$8,933	$6,294	$6,851
Gross Margin	61%	59%	61%	64%
Operating Income	$5,979	$4,537	$3,581	$3,631
Operating Margin	33%	30%	34%	34%
Net Profit	$3,733	$2,749	$2,269	$2,370
Net Profit Margin	21%	18%	22%	22%
Earnings Per Diluted Share	$1.09	$0.83	$0.69	$0.73

Earnings Before Income Tax, Depreciation and Amortization	$6,982	$5,325	$3,954	$4,075

Capital Expenditures, Net	$343	$2,460	$312	$119

Employees	179	170	107	112

Sales Per Employee (Annualized)	$203	$179	$194	$192

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

While we continually try to optimize the overall performance and trends, the table above does highlight various fluctuations within a relatively narrow range over the four year comparative periods. These fluctuations are usually influenced by strategic uses of resources.  Most of the indicators above for the period ended September 30, 2011 are showing variations from the results of the past years.  Our balance sheet levels have increased due to acquisitions in December 2009, April 2010 and December 2010 requiring the use of cash and the addition of debt. These activities have impacted some of the computed ratios including working capital. Factors currently impacting profitability include increased sales of higher margin instrumentation products, increased sales of biological indicator products, and increased amortization expense due to the recent acquisitions. Improvements in manufacturing efficiencies have also contributed to the results of the current fiscal year resulting in improved gross margins.

RESULTS OF OPERATIONS

Net Sales

Net sales for the second quarter and first six months of fiscal 2012 increased 19.8 percent and 19.5 percent respectively from fiscal 2011.  In real dollars, net sales of $9,291,000 for the quarter and $18,178,000 for the first six months in fiscal 2012 increased $1,537,000 and $2,969,000 respectively from $7,754,000 and $15,209,000 respectively in 2011.

Our revenues come from two main sources, which include product revenues and parts and service revenues.  Parts and service revenues are derived from on-going repair and recalibration or certification of our products.  The certification or recalibration of product is usually a key component of the customer’s own quality system and many of our customers operate in regulated industries, such as food processing or medical and pharmaceutical manufacturing.  For this reason, these revenues tend to be fairly stable and grow slowly over time.  Also, it is important to note that the Biological Indicator products are disposables and thus do not contribute to the Company’s parts and service revenues.  During the first six months of fiscal years 2012 and 2011 our Company had parts and service revenue of $2,223,000 and $2,024,000, respectively.  As a percentage of total revenue, parts and service revenues were 12% in 2012 and 13% in 2011.

The performance of new product sales is dependent on several factors, including general economic conditions in the United States and abroad, capital spending trends and the introduction of new products.  Although overall economic conditions remain soft this year we have seen an increase in our sales performance in total so far.  We attribute this to the industries we serve which include various medical related markets, food processing and pharmaceuticals. For the fiscal first six months of fiscal 2012 and 2011, product sales for our company were $15,955,000 and $13,185,000, respectively. Sales also increased in the second quarter of fiscal 2012 due to the acquisition of the Apex Laboratories, Inc. biological indicator line of products in late December 2010.

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

For the current fiscal quarter, Biological Indicator products sales have increased to $5,076,000 or 30.3 percent from $3,897,000 in the prior year period, and Instrumentation products have increased to $4,215,000 or 9.3 percent from $3,857,000 in the prior year period. For the first six months of fiscal 2012, Biological Indicator Product sales have increased to $9,624,000 or 30.9 percent from $7,352,000 in the prior year period, and Instrumentation sales have increased to $8,554,000 or 8.9 percent from $7,857,000 in the prior year period. For the current quarter and six month periods the increase in Biological Indicator products is chiefly due to the addition of the Apex Laboratories products in late December of last year, a full six months of reportable activity for the Bozeman operations, and organic growth.  Organic growth for the current quarter compared to prior year was 16 percent for the existing Biological Indicator products.  During the current quarter and six month periods, the increases in Instrumentation products and services were due to organic growth of existing products.

Cost of Sales

Cost of sales as a percent of net sales during the second fiscal quarter decreased 3.4 percentage points from fiscal 2011 to 37.9 percent in the current quarter.  Cost of sales as a percent of net sales during the first six months decreased 2.7 percentage points from fiscal 2011 to 38.6 percent in the current period.  Currently, Instrumentation products enjoy margins higher than the Biological Indicator products.  Therefore, shifts in product mix toward higher sales of Instrumentation products will tend to produce lower cost of goods sold expense and higher gross margins while shifts toward higher sales of Biological Indicator products will normally produce the opposite effect on cost of goods sold expense and gross margins. All production of Torqo products was moved to our Lakewood facilities in December 2010. Along with savings from materials acquisition costs, the reduced cost to manufacture the Torqo products in house has resulted in higher margins in fiscal 2012. The Instrument products, as well as the Biological Indicator products, have achieved lower cost of sales percents in the current fiscal quarter versus the prior year quarter due to production efficiencies.

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

Selling, General and Administrative

General and administrative expenses tend to be fairly fixed and stable from year-to-year. To the greatest extent possible, we work at containing and minimizing these costs. During fiscal 2012, we expect our general and administrative costs to stabilize after large increases in fiscal 2011 due to the addition of the SGM and Apex lines of product. Continuing additional costs expected during the current year include a full year of amortization of newly acquired intangible assets and higher personnel costs to support our growing businesses. For the fiscal second quarter of 2012, amortization was $376,000 compared to $262,000 for the same period last year.  For the first six months of 2012, amortization was $752,000 compared to $512,000 for the same period last year. For the fiscal second quarter of 2012, total administrative costs including amortization were $1,144,000 compared to $993,000 for the same quarter last year. For the first six month of 2012, total administrative costs including amortization were $2,492,000 compared to $2,100,000 for the same period last year.

Our selling and marketing costs tend to be far more variable in relation to sales, although there are various exceptions.  Some of these exceptions include the introduction of new products and the mix of international sales to domestic sales.  For a product line experiencing introduction of a new product, selling costs will tend to be higher as a percent of sales due to higher advertising costs and sales training programs.  Our Company’s international sales are usually discounted and recorded at the net discounted price, so that a change in the mix between international and domestic sales may influence sales and marketing costs. The acquisitions of the Torqo and SGM Biotech product lines had a significant impact on sales and marketing costs in fiscal 2011 which will continue in fiscal 2012.  In dollars, selling costs were $1,038,000 in the second fiscal quarter of 2012 and $894,000 in the same prior year quarter.  In dollars, selling costs were $1,977,000 in the first six months of 2012 and $1,731,000 in the same period last year. As a percent of sales, selling cost was 11.1 percent in the current quarter and 11.5 percent in the prior year quarter, and 10.9 percent in the first six months versus 11.4 percent in the same period last year.

Research and Development

Company sponsored research and development cost was $306,000 during the second fiscal quarter of 2012 and $342,000 during the previous year period. For the first six months of 2012 company sponsored research and development cost was $714,000 and $565,000 during the same period last year. We are currently executing a strategy of increasing the flow of internally developed products and we are continuing work that expands our radio frequency technology into new data logging markets. The additions of the Torqo and SGM Biotech product lines are also adding to our current research and development spending.

Net Income

Net income increased 44 percent to $2,053,000 or $.59 per share on a diluted basis during the second fiscal quarter of 2012 compared to $1,429,000 or $.43 per share on a diluted basis in the previous year period. For the first six months of 2012 net income increased 36 percent to $3,733,000 or $1.09 per share on a diluted basis, compared to $2,749,000 or $.83 per share on a diluted basis in the same period last year. As previously discussed, sales have increased due to both internal growth and acquisitions with overall margins also increasing during the quarter.  Other factors impacting net income during the quarter included the increases in general and administrative costs, sales and marketing costs, and research and development costs which are discussed above.  We have added debt and interest expense due to our acquisitions of SGM Biotech and Apex Laboratories during the prior fiscal year.  Additionally, we have experienced six month amortization expenses of $752,000 compared to $512,000 in the prior year.  For the first six months of fiscal 2012, net income margins have risen by 2.4 percentage points from 18.1 percent in the prior year period to 20.5 percent in the current year.

Liquidity and Capital Resources

On September 30, 2011, we had cash and cash equivalents of $4,952,000.  In addition, we had other current assets totaling $12,496,000 with the total current assets being $17,448,000.  Current liabilities of our Company were $6,409,000 which resulted in a current ratio of 3:1.

Our Company has made net capital acquisitions during the first six months of the fiscal year of $343,000.

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

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  On September 15, 2011, a quarterly dividend of $.12 per common share was paid to shareholders of record on August 31, 2011.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

To finance acquisitions, the Company entered into a credit facility consisting of a 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, which has a remaining principal balance of $2,000,000 at September 30, 2011, and a revolving line of credit for $4,000,000 of which $2,000,000 was utilized as of September 30, 2011 and is currently due at December 23, 2011. Both of these lines are subject to a variable rate of interest and a rate floor, both of which were 3.25% at September 30, 2011. In December 2010 the bank agreed to suspend the regular payment of $250,000 which was due January 27, 2011 until maturity at April 27, 2013. This action allowed the Company to complete the acquisition of Apex Laboratories products without further alteration of the credit facility. The Company does not guarantee the debt of any other entity.  The Company has maintained a long history of surplus cash flow from operations.  This surplus cash flow has been used in the past to fund acquisitions and stock buybacks and is currently being partially utilized to fund our on-going dividend and will be used to retire debt.  We currently have sufficient surplus funds to retire the remaining $2,000,000 balance on the  revolving line of credit, which we expect to do during this fiscal year.  If interesting candidates come to our attention, we may choose to pursue new acquisitions.

Contractual Obligations

At September 30, 2011 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year. To help finance the acquisition of SGM Biotech, Inc., the Company entered into two separate credit facilities which require remaining principal payments of $2,500,000, $1,000,000 and $500,000 in fiscal years 2012, 2013 and 2014, respectively.  As part of the Apex Laboratories product line acquisition executed December 21, 2010, the Company was obligated to make two holdback payments of $300,000 plus two percent per annum interest to Apex Laboratories in June and December of 2011. The June payment was made in early July for an amount of $250,000.  Currently, the remaining $50,000 due in June is being withheld pending resolution of outstanding and guaranteed accounts receivable that were purchased in conjunction with the acquisition.  It is expected that the remaining holdback amount of $350,000 will be paid in December.

On September 30, 2011, the Company entered into a license agreement with Photonic Biosystems, Inc. for certain biological indicator technology.  Under the terms of this agreement, the Company will make an initial payment of $150,000 for rights to the technology in October 2011.  An additional payment of $25,000 is due by the end of January 2012, a payment of $75,000 is due upon issuance of a 510K clearance by the Food and Drug Administration for the anticipated product, and a payment of $50,000 to $150,000 will be due upon marketing of the product based on the time of results of the new biological indicator test. In addition, sales of products covered by this license agreement will be subject to royalty payments.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our second quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We made the following repurchases of our common stock, by month, within the second quarter of the fiscal year covered by this report.

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 1-31, 2011	50	$34.46	142,854	157,146
August 1-31, 2011	75	$33.96	142,929	157,071
September 1-30, 2011	840	$34.80	143,769	156,231
Total 2nd Quarter	965	$34.71

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

31.1             Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101                The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

b)                       Reports on Form 8-K:

On August 10, 2011, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the first fiscal quarter ended June 30, 2011.

On September 26, 2011, the Registrant filed a Report on Form 8-K, under item 5.07, reporting the results of voting held at its Annual Meeting of Shareholders held on September 22, 2011.

On September 27, 2011, the Registrant filed a Report on Form 8-K, under item 5.02, reporting the appointment of Mr. Michael Tranmer as executive Vice President of Biological Indicator Operations.

SIGNATURES

MESA LABORATORIES, INC.

SEPTEMBER 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	November 14, 2011	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	November 14, 2011	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance,
Chief Financial and Accounting Officer and Secretary