Form 10-Q
period 2011-12-31
MESA LABORATORIES INC /CO
filed 2012-02-10
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

There were 3,291,093 shares of the Issuer’s common stock, no par value, outstanding as of January 31, 2012.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MESA LABORATORIES, INC.

CONDENSED BALANCE SHEETS

(Dollars in Thousands)

	December 31, 2011 (Unaudited)	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$5,691	$3,546
Accounts receivable, net	6,089	7,041
Inventories, net	4,857	5,714
Prepaid expenses and other	827	961
Total current assets	17,464	17,262

Property, plant and equipment, net	7,342	7,308
Intangibles and other, net	10,966	11,964
Goodwill	14,450	14,450

Total assets	$50,222	$50,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$604	$723
Accrued salaries and payroll taxes	1,581	2,332
Debt, current portion	1,000	5,000
Due to Apex Laboratories, Inc.	—	600
Other accrued expenses	79	176
Taxes payable	1,366	1,100
Total current liabilities	4,630	9,931

Deferred Income Taxes Payable	3,136	3,136
Long-term debt	750	1,500
Total liabilities	8,516	14,567

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 3,287,490 shares (December 31, 2011) and 3,250,736 shares (March 31, 2011)	6,243	5,505
Employee loans to purchase stock	(371)	(437)
Retained earnings	35,834	31,349
Total stockholders’ equity	41,706	36,417

Total liabilities and stockholders’ equity	$50,222	$50,984

MESA LABORATORIES, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands except earnings per share)

	Three months ended December 31,
	2011	2010

Revenues	$9,259	$7,652
Cost of revenues	3,374	3,212
Gross profit	5,885	4,440

Operating expenses
Selling	949	900
General and administrative	1,432	1,145
Research and development	342	393
Total operating expenses	2,723	2,438

Operating income	3,162	2,002
Other expense	31	33

Earnings before income taxes	3,131	1,969

Income taxes	1,144	711

Net income	$1,987	$1,258

Net income per share:
Basic	$0.60	$0.39
Diluted	$0.57	$0.37

Average common shares outstanding:
Basic	3,286,000	3,234,000
Diluted	3,498,000	3,355,000

MESA LABORATORIES, INC.

CONDENSED STATEMENTS OF INCOME

(Unaudited)

 (Dollars in thousands except earnings per share)

	Nine months ended December 31,
	2011	2010

Revenues	$27,438	$22,861
Cost of revenues	10,391	9,488
Gross profit	17,047	13,373

Operating expenses
Selling	2,926	2,632
General and administrative	3,924	3,245
Research and development	1,056	958
Total operating expenses	7,906	6,835

Operating income	9,141	6,538
Other expense	130	79

Earnings before income taxes	9,011	6,459

Income taxes	3,291	2,453

Net income	$5,720	$4,006

Net income per share:
Basic	$1.74	$1.24
Diluted	$1.66	$1.21

Average common shares outstanding:
Basic	3,280,000	3,226,000
Diluted	3,454,000	3,316,000

MESA LABORATORIES, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited))

(Dollars in Thousands)

	Nine months ended December 31,
	2011	2010
Cash flows from operating activities:
Net income	$5,720	$4,006
Depreciation and amortization	1,636	1,299
Stock based compensation	349	287
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	914	652
Inventories	857	(406)
Prepaid expenses	134	331
Accounts payable	(119)	(230)
Accrued liabilities	(582)	1,092
Net cash flows from operating activities	8,909	7,031

Cash flows from investing activities:
Business acquisitions and intangibles	(712)	(17,973)
Capital expenditures, building	—	(2,150)
Capital expenditures	(545)	(428)
Net cash used in investing activities	(1,257)	(20,551)

Cash flows from financing activities:
Proceeds from debt	—	7,000
Payments on debt	(4,750)	(778)
Dividends paid	(1,216)	(1,097)
Treasury stock purchases	(60)	(84)
Proceeds from stock options exercised	519	137
Net cash (used in) provided by financing activities	(5,507)	5,178

Net increase (decrease) in cash and cash equivalents	2,145	(8,342)
Cash and cash equivalents at beginning of period	3,546	10,471

Cash and cash equivalents at end of period	$5,691	$2,129

Cash paid for:
Income taxes	$3,280	$1,206
Interest	$134	$91

Supplemental disclosure of non-cash activity:

In December 2011, we settled the $600 holdback amount from our acquisition of the assets of Apex Laboratories by paying $562 and returning $38 of accounts receivable.

The Company issued employee loans totaling $235 and $394 for the exercise of stock options during the nine month periods ended December 31, 2011 and 2010, respectively. Loans of $301 were retired in the nine month periods ended December 31, 2011.

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

In July 2010, FASB issued a new pronouncement that requires enhanced disclosures regarding the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed, and the changes and reasons for those changes in the allowance for credit losses. The new disclosures will require information for both the financing receivables and the related allowance for credit losses at more disaggregated levels. Disclosures related to information as of the end of a reporting period became effective for Mesa in the fourth quarter of Fiscal 2011. Specific disclosures regarding activities that occur during a reporting period, such as the disaggregated roll forward disclosures, became required for Mesa beginning in the first quarter of Fiscal 2012. As these changes only relate to disclosures, they did not have an impact on Mesa’s financial results.

In September 2011, the FASB issued ASC 2011-8 “Intangibles - Goodwill and Other”. The amended guidance will allow companies to first assess qualitative factors to determine if it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, the Company would not be required to determine the fair value of the reporting unit, unless it determines, on a qualitative basis, that it is more likely than not that the fair value of the reporting unit is less than the carrying value. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not anticipate any material impact from the adoption of this amended guidance.

2.              Inventories

(Dollars in thousands)	December 31, 2011	March 31, 2011
Raw materials	$3,722	$4,387
Work-in-process	589	337
Finished goods	1,020	1,280
Less: reserve	(474)	(290)
	$4,857	$5,714

3.              Intangibles

On September 30, 2011, the Company entered into a license agreement with Photonic Biosystems, Inc. for certain biological indicator technology.  Under the terms of this agreement, in October 2011 the Company made an initial payment of $150,000 for rights to the technology.  An additional payment of $25,000 was due by the end of January

2012, and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  The $150,000, included in intangible assets on the condensed balance sheet at December 31, 2011, is being amortized over ten years.  In addition, sales of products covered by this license agreement will be subject to royalty payments.

4.              Stock-based Compensation

Stock-based compensation costs for award grants to employees and directors are valued at fair value and recognized on a straight line basis over the service periods of each award.  We estimate forfeiture rates for the year based on historical experience.  Amounts recognized in the condensed financial statements related to stock-based compensation are as follows:

	Three months ended December 31,		Nine months ended December 31,
(Dollars in thousands except earnings per share)	2011	2010	2011	2010
Total cost of stock-based compensation charged against income before income taxes	$112	$125	$339	$287
Amount of income tax benefit recognized in earnings	41	46	124	109
Amount charged against net income	$71	$79	$215	$178
Impact on net income per common share:
Basic	$0.02	$0.02	$0.07	$0.06
Diluted	$0.02	$0.02	$0.06	$0.05

Stock-based compensation expense is included in cost of revenues, and general and administrative expense in the condensed statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (Black-Scholes). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following summarizes the Black-Scholes assumptions:

	Nine months ended December 31,
	2011	2010
Volatility	33.4-33.7%	33.8-36.1%
Risk-free interest rate	0.9-2.2%	1.1-3.9%
Expected option life (years)	5-10	5-10
Dividend yield	1.8%	1.8%

The following summarizes option activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000)
Outstanding at March 31, 2011	443,642	$20.10	4.0
Options granted	103,780	29.87	4.9
Options forfeited	(8,650)	26.51
Options expired	(1,020)	14.91
Options exercised	(54,062)	17.52
Outstanding at December 31, 2011	483,690	22.39	3.9	$9,216

Exercisable at December 31, 2011	187,425	19.29	3.0	$4,154

The Company issues new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $738,000 and $624,000 during the nine month periods ended December 31, 2011 and 2010, respectively.

A summary of the status of our unvested option shares as of December 31, 2011 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2011	291,425	$6.46
Options granted	103,780	8.33
Options forfeited	(8,255)	7.36
Options vested	(90,685)	6.04
Unvested at December 31, 2011	296,265	7.22

As of December 31, 2011, there was approximately $1,260,000 of total unrecognized compensation cost related to unvested stock options granted under our plans, which is expected to be recognized over a weighted-average period of 2.3 years.

5.              Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share uses the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and diluted:

	Three Months Ended December 31,		Nine Months Ended December 31,
(Amounts in thousands except earnings per share)	2011	2010	2011	2010
Net income available for shareholders	$1,987	$1,258	$5,720	$4,006
Weighted average outstanding shares of common stock	3,286	3,234	3,280	3,226
Dilutive effect of stock options	212	121	174	90
Common stock and equivalents	3,498	3,355	3,454	3,316

Earnings per share:
Basic	$0.60	$0.39	$1.74	$1.24
Diluted	$0.57	$0.37	$1.66	$1.21

For the three and nine months ended December 31, 2011 and 2010, no shares and no outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

6.              Debt

(Dollars in thousands)	December 31, 2011	March 31, 2011
Reducing line of credit	$1,750	$2,500
Revolving line of credit	—	4,000
	1,750	6,500
Less: current portion	1,000	5,000
Long-term portion	$750	$1,500

To help finance the acquisition of Apex Laboratories, Inc., SGM Biotech, Inc., and the related building that houses the SGM Biotech facility, the Company entered into a credit facility consisting of: a) 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, requiring quarterly principal payments of $250,000 beginning July 27, 2010. In December 2010, the bank deferred the January 27, 2011 payment of $250,000 until maturity at April 27, 2013, which allowed the Company to complete the acquisition of Apex Laboratories, Inc. without further alteration of its existing credit facility; and b) revolving line of credit for $4,000,000 maturing on December 23, 2011, which was retired in December 2011. Both of these lines of credit are subject to a variable rate of interest and a rate floor, both of which were 3.25% at December 31, 2011.  The remaining line of credit requires monthly interest payments, is subject to restrictive covenants and is secured by most of the assets of the Company.  The Company was in compliance with the restrictive covenants as of December 31, 2011.

Future maturities of debt are as follows (dollars in thousands):

Fiscal year
2012	$250
2013	1,000
2014	500
$1,750

7.              Related Party Transactions

On April 30, 2010, the Company purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., who became employees of the Company when SGM Biotech was acquired on April 27, 2010.

8.              Contingencies

During the third quarter of fiscal 2012, the Company determined that it has a potential liability for state sales taxes.  The ultimate amount due will depend on a number of factors, including the jurisdictional tax rates (ranging from 7.25-9.75%), the amount of sales to customers who already paid the tax or are exempt, and any penalties and interest.  The Company has recorded an estimate of $250,000 as taxes payable on the condensed balance sheet, and general and administrative expense in the condensed statements of income.  This estimate may change as further analysis is completed and sales tax returns are filed.  Management believes that this matter, after consideration of amounts accrued, will not have a material adverse effect on our results of operations, financial position or cash flows.

9.              Subsequent Events

On February 8, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on March 15, 2012, to shareholders of record at the close of business on February 27, 2012.

10.       Segment Data

Our operations are organized into two reporting segments:  Biological Indicators and Instrumentation Products.  The following tables set forth our segment information:

(Dollars in thousands)	Biological Indicators	Instrumentation Products	Total
Three months ended December 31, 2011
Revenue	$4,646	$4,613	$9,259
Operating Income	1,198	1,964	3,162
Other (Income) and Expense	30	1	31
Capital Expenditures	30	190	220
Depreciation	125	56	181
Amortization	322	40	362

Three months ended December 31, 2010
Revenue	$3,729	$3,923	$7,652
Operating Income	853	1,149	2,002
Other (Income) and Expense	36	(3)	33
Capital Expenditures	61	57	118
Depreciation	117	53	170
Amortization	256	39	295

Nine months ended December 31, 2011
Revenue	$14,271	$13,167	$27,438
Operating Income	3,794	5,347	9,141
Other (Income) and Expense	135	(5)	130
Capital Expenditures	238	307	545
Depreciation	226	296	522
Amortization	994	120	1,114

Nine months ended December 31, 2010
Revenue	$11,081	$11,780	$22,861
Operating Income	2,683	3,855	6,538
Other (Income) and Expense	91	(12)	79
Capital Expenditures	2,387	191	2,578
Depreciation	341	151	492
Amortization	688	119	807

Total assets
March 31, 2011	$33,203	$17,781	$50,984
December 31, 2011	32,153	18,069	50,222

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three months ended December 31,		Nine months ended December 31,
(Dollars in thousands)	2011	2010	2011	2010
Net revenues from unaffiliated customers:
United States	$5,454	$4,801	$16,758	$14,410
Foreign
(no country exceeds 10% of total)	3,805	2,851	10,680	8,451
	$9,259	$7,652	$27,438	$22,861

All long-lived assets are located in the United States.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Mesa Laboratories, Inc. has two segments — Our Instrument Division manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, and petrochemical industries.  Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes in the hospital, dental, medical device and pharmaceutical industries.  Our Company follows a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

Our revenues come from two main sources — products sales, and parts and services.  Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions.  Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrumentation products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrumentation products.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins, where possible.  As part of the integration of our biological indicator acquisitions we have been adjusting prices to achieve price parity for similar products.

Gross profit is affected by our product mix, manufacturing efficiencies and price competition.  The biological indicator market is more competitive than that for our instrumentation products, thus the gross margin percentages are lower.  Generally, an increase in biological indicator product sales compared to instrumentation product sales would result in a lower overall gross margin.  Cost of revenue and gross profit also include an allocation of the amortization of acquired intangibles, which mostly affect the biological indicator results.

Selling expense is driven primarily by labor costs, including salaries and commissions.  Accordingly, they may vary with sales levels.  Labor costs and amortization of intangible assets drive 70-80% of general and administrative expense.  Research and development expense is predominantly comprised of labor costs.

Discussion of Key Indicators and Trends

Acquisitions in December 2010, April 2010 and December 2009, impacted our current assets and working capital, as we used available cash and incurred debt to complete those transactions.  During the nine months ended December 31, 2010, we were still integrating these acquisitions, which impacted the key indicators.  The results for the nine months ended December 31, 2011, reflect our successful integration of these acquisitions - performance ratios (gross margin, operating margin and net profit margin) are at or near the same levels as 2009 and 2008.  Revenues, gross profit and net income have all increased due to having a full nine months of operations from the acquisitions, successfully integrating the acquisitions, and organic growth.  The decrease in revenues and profit indicators in 2009 was primarily attributable to poor general economic conditions.

(Dollars in thousands except earnings	Key Financial Indicators As of and for the Nine Months Ended December 31,
per share)	2011	2010	2009	2008
Cash and Investments	$5,691	$2,129	$9,940	$7,962

Trade Receivables Gross	$6,396	$5,605	$3,816	$4,525
Days Revenues Outstanding (1)	60	65	66	77

Inventory, Net	$4,857	$6,059	$4,789	$4,498
Inventory Turns	2.4	2.1	1.7	1.8

Working Capital	$12,834	$5,731	$17,129	$15,944
Current Ratio	4:1	2:1	11:1	13:1

Average Return On:
Stockholder Investments (2)	20%	16%	16%	19%
Assets	15%	13%	15%	18%
Invested Capital (3)	20%	18%	23%	26%

Revenues	$27,438	$22,861	$15,702	$16,071
Gross Profit	$17,047	$13,373	$9,593	$10,285
Gross Margin	62%	58%	61%	64%
Operating Income	$9,141	$6,538	$5,400	$5,515
Operating Margin	33%	29%	34%	34%
Net Income	$5,720	$4,006	$3,424	$3,586
Net Profit Margin	21%	18%	22%	22%
Earnings Per Diluted Share	$1.66	$1.21	$1.04	$1.11

Earnings Before Income Tax, Depreciation and Amortization	$10,647	$7,758	$5,963	$6,175

Capital Expenditures, Net	$545	$2,578	$488	$506

Employees	186	172	113	110

Revenues Per Employee (Annualized)	$197	$177	$185	$195

(1)          Days revenues outstanding is based on specific Revenues in that period, not average Revenues for the 9 months.

(2)          Average return on stockholder investment is calculated by dividing total annualized net income by the average of end and beginning of period total stockholder’s equity.

(3)          Average return on invested capital (invested capital = total assets - current liabilities - cash and cash equivalents) is calculated by dividing total annualized net income by the average of end and beginning of period invested capital.

Reconciliation of Non-GAAP Measure

Earnings before income tax, depreciation and amortization is used by management as a supplemental performance and liquidity measure, primarily to assess financial performance without regard to historical cost basis, the ability of our assets to generate cash, and the evaluation of potential acquisitions.

Earnings before income tax, depreciation and amortization should not be considered an alternative to, or more meaningful than, net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of Earnings before income tax, depreciation and amortization, a non-GAAP measure:

	For the Nine Months Ended December 31,
(Dollars in thousands)	2011	2010	2009	2008
Net income	$5,720	$4,006	$3,424	$3,586
Income taxes	3,291	2,453	2,002	2,008
Depreciation	522	492	147	204
Amortization	1,114	807	390	377
	$10,647	$7,758	$5,963	$6,175

RESULTS OF OPERATIONS

	For the Three Months Ended December 31,			Percent
(Dollars in Thousands)	2011	2010	Change	Change
Revenues	$9,259	$7,652	$1,607	21%
Cost of revenues	3,374	3,212	162	5%
Gross profit	5,885	4,440	1,445	33%
Gross margin	64%	58%	6%	10%

Operating expenses	$2,723	$2,438	$285	12%

Net income	$1,987	$1,258	$729	58%
Net profit margin	21%	16%	5%	31%

	For the Nine Months Ended December 31,			Percent
(Dollars in Thousands)	2011	2010	Change	Change
Revenues	$27,438	$22,861	$4,577	20%
Cost of revenues	10,391	9,488	903	10%
Gross profit	17,047	13,373	3,674	27%
Gross margin	62%	58%	4%	7%

Operating expenses	$7,906	$6,835	$1,071	16%

Net income	$5,720	$4,006	$1,714	43%
Net profit margin	21%	18%	3%	17%

Revenues

The following table summarizes our revenues by source:

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
(Dollars in Thousands)	2011	2010	2011	2010
Biological Indicators — Product	$4,646	$3,729	$14,271	$11,081
Instruments:
Product	3,047	2,495	8,361	7,454
Parts and disposables	682	621	2,061	1,819
Service	884	807	2,745	2,507
Total	$9,259	$7,652	$27,438	$22,861

Biological indicator product sales increased approximately $917,000 and $3,190,000, respectively, for the three and nine month periods ended December 31, 2011, compared to the prior year.  An asset acquisition in December 2010, contributed approximately $610,000 and $1,780,000, respectively, to the three and nine month revenue growth.  The remaining revenue growth was driven by organic growth.

Instrumentation revenues increased approximately $690,000 and $1,390,000, respectively, for the three and nine month periods ended December 31, 2011, compared to the prior year.  $200,000 of the increase related to sales to a single customer, while the rest of the increase is due to customers upgrading or expanding as economic uncertainties lessened.

Cost of Revenues / Gross Profit

Gross profit for instrumentation increased approximately $970,000 and $1,890,000, respectively, for the three and nine month periods ended December 31, 2011, compared to the prior year.  These improvements were driven by relatively flat fixed costs with increased sales volumes, coupled with manufacturing efficiencies.  We also integrated manufacturing one product line from a third party to our facility in December 2010, which contributed an additional gross profit of approximately $285,000 and $450,000, respectively, for the three and nine month periods.

Biological indicator gross profit increased approximately $470,000 and $1,780,000, respectively, for the three and nine month periods ended December 31, 2011, compared to the prior year.  This increase was due almost entirely to revenue growth, as gross margin percentage remained relatively consistent between periods.

Operating Expenses

Selling expenses increased approximately $50,000 and $295,000, respectively, for the three and nine month periods ended December 31, 2011, compared to the prior year.  Selling expenses for biological indicator products decreased during the three months, due primarily to successfully integrating the SGM Biotech acquisition.  Biological indicator selling expense was higher, however, for the nine month period.  As a percent of sales, biological indicator selling expense decreased for both the three and nine month periods.  Instrumentation selling expense as a percent of sales remained relatively flat, but increased overall for both periods due to higher commissions and adding individuals to the sales force.

General and administrative expense increased approximately $290,000 and $680,000, respectively, for the three and nine month periods ended December 31, 2011, compared to the prior year.  The increase for the three month period relates primarily to a $250,000 contingent liability for estimated state sales taxes, along with increased labor costs.  The increase for the nine month period includes the estimated state sales tax liability, as well as approximately $260,000 in labor costs for additional personnel and salary adjustments.  Amortization of intangible assets increased approximately $66,000 and $300,000, respectively, for the three and nine month periods.  These increases were offset by non-recurring costs associated with acquisitions in the prior year.

Research and development expense decreased approximately $50,000 for the three months, and increased approximately $100,000 for the nine month periods ended December 31, 2011, compared to the prior year.  These changes were primarily due to the timing of work performed by third parties.

Net Income

Net income varied consistently with the growth in revenues and gross profit, as we managed our other expenses and income tax expense increased commensurate with our growth in profitability.

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, and potential equity and debt offerings.  Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions.  We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs.

Our Company invests its surplus capital in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

In April 2010, we entered into a $7,000,000 debt agreement to partially finance our acquisition of SGM Biotech.  The $3,000,000 reducing line of credit portion has $1,750,000 outstanding at December 31, 2011, payable in quarterly installments of $250,000, plus interest.  The $4,000,000 revolving line of credit portion was retired in December 2011.

We routinely evaluate opportunities for strategic acquisitions.  Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.  We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

Our Board of Directors has authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.  We do not maintain a set policy or schedule for our buyback program, but currently we are minimizing buybacks.

On November 12, 2003 our Board of Directors instituted a policy of paying regular quarterly dividends.  We paid dividends of approximately $1,200,000 and $1,100,000, respectively, during the nine month periods ended December 31, 2011 and 2010.  Dividends per share paid by quarter were as follows:

	Fiscal Year
	2012	2011
Third quarter	$0.13	$0.12
Second quarter	$0.12	$0.11
First quarter	$0.12	$0.11

On February 8, 2012, the Company’s Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on March 15, 2012, to shareholders of record at the close of business on February 27, 2012.

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of approximately $12,800,000 and $5,700,000, respectively, at December 31, 2011, and March 31, 2011.  The increase is principally driven by increased revenues and the resulting increase in cash flows from operations, offset by debt payments of $4,750,000 and dividends of approximately $1,200,000.

At December 31, 2011 we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  In September 2011, the Company entered into a license agreement for certain biological indicator technology.  Under the terms of this agreement, in October 2011 the Company made an initial payment of $150,000 for rights to the technology.  An additional payment of $25,000 is due by the end of January 2012, and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  The initial $150,000 payment is being amortized over ten years.  In addition, sales of products covered by this license agreement will be subject to royalty payments.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our third quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

We made the following repurchases of our common stock, by month, within the third quarter of the fiscal year covered by this report.

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
October 2011	625	$35.21	144,394	155,606
November 2011	190	39.00	144,584	155,416
December 2011	—	—
Total 3rd Quarter	815	$36.10

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
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Operations, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (v) Notes to the Condensed Financial Statements.

b)	Reports on Form 8-K:

On October 7, 2011, the Registrant filed a Report on Form 8-K, under Item 8.01, reporting notification from the Staff at Nasdaq regarding a non-independent director serving on the Nominating Committee and the resolution of this matter effective September 21, 2011.

On November 9, 2011, the Registrant filed a Report on Form 8-K, under item 2.02, reporting the issuance of a press release reporting revenues and earnings for the second fiscal quarter ended September 30, 2011.

On December 1, 2011, the Registrant filed a Report on Form 8-K, under item 5.02, reporting that Mesa entered into severance agreements with its executive officers.

SIGNATURES

MESA LABORATORIES, INC.

DECEMBER 31, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Issuer)

DATED:	February 10, 2012	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	February 10, 2012	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance,
Chief Financial and Accounting Officer and Secretary