Form 10-K
period 2012-03-31
MESA LABORATORIES INC /CO
filed 2012-06-29
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value, as of September 30, 2011, (the last business day of the registrant’s most recently completed second fiscal quarter) of the voting and non-voting common equity of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) computed by reference to the price at which the common equity was last sold ($35.34 per share) was approximately $63,983,440.

The number of outstanding shares of the common stock as of May 31, 2012 was 3,343,731.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2012 Annual Meeting of Shareholders

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

PART I

ITEM 1. BUSINESS

Introduction

Mesa Laboratories, Inc. (hereinafter referred to as we, us, our, the “Company” or “Mesa”) was incorporated as a Colorado corporation on March 26, 1982. Mesa is organized into two divisions across three physical locations. The Lakewood, Colorado facility manufactures all of the Instrument Division products — the DataTrace®, Medical, Torqo®, and Nusonics® brands. The Omaha, Nebraska and Bozeman, Montana locations manufacture all of the Biological Indicator Division products — the Mesa, Apex™, SGM Biotech™ and Raven™ brands.

We follow a philosophy of manufacturing a quality product and providing a high level of on-going service for those products.  Our revenues come from two main sources — product sales, and parts and services.  Our strategic goals involve continuing to grow revenue and profits through three key strategies — 1) improving our distribution channels, 2) introducing new products to the market, and 3) seeking out companies or product lines to acquire.

In April 2010, we acquired SGM Biotech, Inc. and the facility that houses the operations, located in Bozeman, Montana.  In December 2010, we acquired the biological indicator business of Apex Laboratories, Inc.

In May 2012, we completed a business combination by acquiring specific assets and assuming certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation.  Consideration consisted of a $15,660,000 closing payment and a future payment of $1,000,000 held in escrow.  Contingent consideration involves a three year earn-out period.  If total revenues for the three year period subsequent to acquisition exceed certain growth targets, additional consideration of up to $6,710,000 will be required.  We borrowed $11,000,000 under our Credit Facility to finance the acquisition, with the balance being paid from available cash.  We also assumed a building lease, with monthly payments of approximately $15,000, expiring in January 2015.

Our principal executive offices and worldwide headquarters are located at 12100 West Sixth Ave., Lakewood, Colorado 80228, and our telephone number is (303) 987-8000. Our website address is www.mesalabs.com. The information contained on our website or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report.

Instrument Division

Our Instrument Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, and petrochemical industries. Generally, our instrument products are used by our customers for testing, quality control, safety validation and regulatory compliance.  Our Instrument Division products include:  1) DataTrace data loggers, which are used in critical manufacturing and quality control processes in the food, pharmaceutical and medical device industries; 2) Medical meters and calibration solutions, which are used for quality control in dialysis clinics and dialysis machine manufacturing operations;  3) Torqo torque testing systems, which are used to measure bottle cap tightness in the beverage and pharmaceutical industries; and 4) Nusonics concentration analyzers, pipeline interface detectors and flow meter products used in the chemical, food, pharmaceutical and plastics industries.

Our data logger products are self-contained, wireless, high precision instruments that are used in critical manufacturing, quality control, and validation applications. They are used to measure temperature, humidity and pressure inside a process or inside a product during manufacturing. In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The products consist of individual data loggers, a PC interface, software, and various accessories. A customer typically purchases a large number of data loggers along with a single PC interface and the software package. In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then collects stored process data from the data logger either through the PC interface or wirelessly via a radio link. After this, the user can prepare tabular and graphical reports using the software. Unique aspects of Mesa’s data loggers are their ability to operate at elevated temperatures and in explosive environments — important differentiating factors in the marketplace and, consequently, they are used by companies to control their most critical processes, such as sterilization. Markets utilizing the data loggers include food processing, pharmaceutical manufacturing, medical device companies, and contract sterilizers.

Our medical meters are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine. Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis machine is working within prescribed limits and delivering the properly prepared dialysate. We manufacture two styles of medical meters; those designed for use by dialysis machine manufacturers and biomedical technicians and those used primarily by dialysis nurses. The meters for technicians are characterized by exceptional accuracy, stability, and flexibility, and are used by the industry as the primary standard for the calibration of dialysis machines. The meters designed for use by dialysis nurses are known primarily for their ease of use and incorporate a patented, built-in syringe sampling system. These meters are used as the final quality control check on the dialysate just prior to starting a treatment. In addition to the dialysate meters, Mesa markets a line of standard solutions for use in dialysis clinics for calibration and testing. These standard solutions are regularly consumed by the dialysis clinics thus, along with calibration services, are less impacted by general economic conditions than instrument sales. Markets that utilize these products include dialysis facilities, medical device manufacturers and biomedical service companies.

Our torque testing system is a durable and reliable motorized cap torque analyzer, which is setting a new standard for torque measurement throughout the packaging industry. With its on-board microprocessor, the torque system is easy to use, easy to set up, and mostly maintenance free. The primary advantages of Mesa’s torque instruments are its high accuracy and long term consistency of measurement. Unlike manual torque testing instruments, a motorized torque system, such as Mesa’s, eliminates the effects on the measurement results of different operators and different cap removal speeds. With a motorized torque testing system, the force applied to a cap is precisely the same in each testing cycle, regardless of who may be operating the machine, or how strong they may be. Our torque system provides the information that helps the packaging operation track events - and potential problems - during the manufacturing process so that corrections can be performed in a timely fashion. Industries utilizing these instruments include food processors, beverage companies, pharmaceutical, and consumer product manufacturers.

Our primary Nusonics brand ultrasonic fluid measurement products include flow meters and concentration monitors. While the total market for flow meters is very large, our flow meters best serve applications where cleanliness and resistance to corrosives are required, such as water treatment, chemical processing and heating, ventilation and air conditioning (HVAC) applications. The concentration monitor component of the product line consists of pipeline interface detectors for petrochemical applications and concentration analyzers for a wider variety of industry application, such as chemical, food, pharmaceutical and plastics processes. The ultrasonic products have been subject to strong competition in the marketplace in recent years primarily from larger, well established process control companies.

Consequently, sales of these products have decreased and currently represent a minor portion of our total revenue. Today, most sales are made to existing customers who are replacing or adding to their current infrastructure, and it is not expected that we will make significant investments in these products in the future.

Biological Indicator Division

Our Biological Indicator Division manufactures and markets Biological Indicators (BI) and distributes Chemical Indicators (CI) used to assess the effectiveness of sterilization processes, including steam, gas (such as Ethylene Oxide or Chlorine Dioxide), hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Mesa BIs are registered medical devices manufactured under ISO 13485 controlled processes. They are developed and used according to the Association for the Advancement of Medical Instrumentation (AAMI) guidelines, which are adopted as the worldwide standard under the International Standards Organization (ISO). We presently manufacture and market several brands in the Biological Indicators Division, including Mesa, Raven, SGM Biotech, and Apex, but we are implementing a strategy of brand consolidation.

BIs consist of resistant spores of certain microorganisms that are applied on a convenient substrate, such as a small piece of filter paper. The spores are well characterized in terms of numbers and resistance to sterilization. In use, the BI is exposed to a sterilization process and then tested to determine the presence of surviving organisms. Our BIs include 1) spore strips, which require post-processing transfer to a growth media, 2) self-contained products, which have the growth media already pre-packaged in crushable ampoules, and 3) culture media. CIs are similar to BIs, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions. BIs and CIs are often used together to monitor processes. BIs are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets include healthcare, such as dental offices and hospitals, and industrial, such as medical device and pharmaceutical manufacturing.

Mesa’s BIs are distinguished in the marketplace by their high level of quality, consistency and flexibility. A variety of different formats allows the BIs to be used in many different types of processes and products. For instance, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained BI may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process. In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization. During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.

Market Factors

Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions.  Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrument products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Instrument parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.

Manufacturing

We conduct research, manufacturing, and support of the Instrument Division products from our facilities in Lakewood, Colorado.  Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release.  The Torqo brand instruments products were manufactured in Amherst, New Hampshire until December 2010 when they were permanently moved to the Lakewood facility.  Facilities in Bozeman, Montana and Omaha, Nebraska are used for the Biological Indicators division. The biological indicator products are manufactured by growing microbiological spores from raw materials, forming the finished products, and testing the finished biological indicators using established quality control tests.  The Apex brand Biological Indicator products were manufactured at the Apex Laboratories facility in Sanford, NC until April 2011, when manufacturing commenced at our Bozeman, Montana operations.

Most of the materials and components used in our product lines are available from a number of different suppliers. We generally maintain multiple sources of supply for most items, but are dependent on a single source for certain items. We believe that alternative sources could be developed, if required, for present single supply sources. Although our dependence on these single supply sources may involve a degree of risk, to date we have been able to acquire sufficient stock to meet our production requirements.

Marketing and Distribution

Domestically, we generate sales to end users through our sales and marketing staff and distributors.  We use approximately 180 distributors throughout Europe, Africa, Asia, South America, Australia, Canada and Mexico for international sales and distribution.

Sales promotions include trade shows, direct mail campaigns, internet and other digital forms of advertising.

Our Instrument Division marketing effort is focused on offering quality products to our customers that will aid them in containing cost, improving the quality of their products and services, and helping them meet their regulatory requirements.  Customers primarily include manufacturers of foods, beverages, pharmaceutical products, medical devices, contract sterilizing services, and dialysis clinics.

Our Biological Indicator Division marketing focuses on providing quality test products in a variety of different formats, which minimize incubation and test result time.  Customers include companies providing sterility assurance testing to the dental office market, hospitals, contract sterilizing services and various industrial users involved in pharmaceutical and medical device manufacturing.

As of and for the fiscal years ended March 31, 2012 and 2011, no individual customer represented more than 10% of our accounts receivable or revenues.

Competition

Our products compete across several industries with a variety of companies, many of which are well established, with substantially greater capital resources and larger research and development capabilities. Furthermore, many of these companies have established product lines and a significant operating history. Accordingly, we may be at a competitive disadvantage with some competitors due to their respective size and market presence.

Companies with which our Instruments Division products compete include the Myron L Company, IBP Medical GmbH, GE Kaye, Ellab, TMI Orion, SureTorque, Mecmesin and Steinfurth. Our Biological Indicators Division products compete with 3M, Terragene, NAMSA and Steris, among others.

Research and Development

We are committed to an active research and development program dedicated to innovating new products and improving the quality and performance of our existing products. We spent $1,534,000 and $1,441,000 for the fiscal years ended March 31, 2012 and 2011, respectively, on research and development activities, including amounts capitalized as intangible assets.

Government Regulation

While our quality system and manufacturing processes are generally the same throughout the Instrument Division, certain of our products are compliant under ISO 1345, ISO 17025 and certain U.S. Federal regulations.  Compliance requires us to obtain third party certification for these products.

Several products in both the Instrument and Biological Indicator Divisions are medical devices subject to the provisions of the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976 (hereinafter referred to as the “Act”). The Act requires any company proposing to market a medical device to notify the FDA of its intention at least ninety days before doing so and in such notification must advise the FDA as to whether the device is substantially equivalent to a device marketed prior to May 28, 1976. We have received permission from the FDA to market all of the products requiring such permission.

Some of Mesa’s products are subject to FDA regulations and inspections, which may be time-consuming and costly. This includes on-going compliance with the FDA’s current Good Manufacturing Practices regulations that require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use. Failure to comply with these practices renders the product adulterated and could subject us to an interruption of manufacturing and selling these products, and possible regulatory action by the FDA.

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

Employees

On March 31, 2012, we had 186 employees, of which 124 are employed for manufacturing and quality assurance, 12 for research and development, 31 for sales and marketing, and 19 for administration.

ITEM 1A. RISK FACTORS

We face intense competition.

The markets for some of our current and potential products are intensely competitive. We face competition from companies that possess both larger sales forces and more capital resources. In addition, there are a growing number of competitors for certain of our products.

Technological change could render our products obsolete or non-competitive.

The market for our products and services are characterized by rapid and substantial technological changes and swiftly evolving industry standards. As industry standards evolve, we may be required to develop new and competitive products to maintain or increase revenue. A competitive product requires substantial planning, design, development, and testing at the technological, product and manufacturing process stages. We can provide no assurance that our products will remain competitive in a rapidly changing environment. In addition, regulations and industry acceptance of new technologies may decelerate or eliminate meaningful revenue.

Acquisition of businesses could potentially decrease profit margins and decrease net income.

We maintain our growth strategy through product development and business and technology acquisition. Businesses acquired may provide marginal profitability or prove to be unprofitable. Additional risks include the competition among prospective buyers, the potential loss of key employees or clients of the acquired company, and the reallocation of capital from ongoing operating processes.

We are utilizing variable rate financing.

In February 2012, we entered into a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit (the “Credit Facility”).  Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR plus an applicable margin, ranging from 1.25% to 2.00%, or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.  A change in interest rate market conditions could increase our interest costs in the future.

We may be unable to effectively protect our intellectual property.

Our ability to compete effectively depends in part on developing and maintaining the proprietary aspects of our technology and processes. There is no assurance that the patents we have obtained, or any patents we may obtain, will provide any competitive advantages for our products, and that those patents will not be successfully challenged, invalidated or circumvented in the future.

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

Like many smaller public companies, we face challenges in complying with the internal control requirements (Section 404) of the Sarbanes-Oxley Act. Under current frameworks, compliance in areas such as separation of duties, information system controls, etc. may prove problematic for a smaller company with limited human resources. We may also be forced to incur significant expense in order to comply with the law under current control frameworks for implementation.

Changing accounting regulations may affect operating results.

Our operating results may be adversely affected by new laws and accounting regulations that have either been recently enacted or which are under consideration, including costs associated with implementation of Section 404 of the Sarbanes-Oxley Act.

We have significant long-term assets subject to impairment testing.

Periodically, we must assess our property, plant and equipment, intangibles, and goodwill for impairment.  General market conditions and our operating results, among other factors, may lead to an impairment charge to our operating results.

We may have exposure in certain states for collecting and remitting sales tax.

Determination of when a company must collect and remit sales tax varies by state.  While we monitor our activity by state, individual states have the ability to challenge our conclusions.  In the event our interpretation was incorrect, we may be exposed to remitting sales tax that we have not collected.

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

•                  costs associated with expansion of our direct sales capabilities

•                  changes in key components by our vendors

•                  cost and timing of acquisitions

•                  changes in estimates for our reserves associated with inventory and accounts receivable

•                  impairment of long-lived assets

Changing industry trends may affect operating results.

Various changes within the industries we serve may limit future demand for our products and may include the following:

•                  changes in dialysis reimbursements

•                  mergers within the dialysis provider industry have made us more dependent upon fewer, large customers for our sales in this industry

•                  price competition for key products

•                  increased competition.

Our growth depends on introducing new products and the efforts of third party distributors.

Our growth depends on the acceptance of our products in the marketplace, the penetration achieved by the companies which we sell to, and rely on, to distribute and represent our products, and our ability to introduce new and innovative products that meet the needs of the various markets we serve. There can be no assurance that we will be able to continue to introduce new and innovative products or that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that the companies which we contract with to distribute and represent our products will continue to successfully penetrate our various markets. Our failure to continue to introduce new products or gain widespread acceptance of our products would adversely affect our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

Mesa owns its 39,616 square foot facility at 12100 W. 6th Avenue, Lakewood, Colorado 80228. All Instrument Division manufacturing, warehouse, marketing, research and general corporate administrative functions are based at this location. The facility is approximately 80% utilized and we currently utilize one shift. We also own an approximately 28,000 square foot facility at 8607 Park Drive, Omaha, Nebraska 68127, and an approximately 21,500 square foot facility at 10 Evergreen Drive, Bozeman, Montana  59715. Biological Indicator manufacturing, warehouse, marketing, research and administrative functions are based at these locations. Both are currently 95% utilized and utilize one shift.

We do not invest in, and have not adopted any policy with respect to investments in, real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities. It is not our policy to acquire assets primarily for possible capital gain or primarily for income.

ITEM 3. LEGAL PROCEEDINGS

No material legal proceedings to which we are a party or to which any of our property is the subject are pending, and no such proceedings are known to be contemplated. We are not presently a party to any litigation or administrative proceedings with respect to compliance with federal, state and local provisions that have been enacted regarding the discharge of materials into the environment or otherwise relating to the protection of the environment and no such proceedings are known to be contemplated. No legal actions are contemplated nor judgments entered against any officer or director of the Company concerning any matter involving our business.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)         Mesa’s common stock is traded on the Nasdaq Global Market under the symbol “MLAB.”  For the last two fiscal years, the high and low closing sales prices of our common stock as reported by Nasdaq were as follows:

Quarter Ended	High	Low	Dividend
June 30, 2010	$26.25	$22.91	$0.11
September 30, 2010	24.45	20.69	0.11
December 31, 2010	31.49	22.41	0.12
March 31, 2011	30.69	28.10	0.12

Quarter Ended	High	Low	Dividend
June 30, 2011	$32.06	$28.90	$0.12
September 30, 2011	37.45	32.40	0.12
December 31, 2011	41.90	33.90	0.13
March 31, 2012	58.50	41.24	0.13

The Nasdaq Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

(b)         As of March 31, 2012, there were approximately 1,600 record and beneficial holders of Mesa’s common stock.

(c)          During the fiscal year ended March 31, 2012, we did not sell any equity securities that were not  registered under the Securities Act of 1933, as amended.

(d)         We made the following repurchases of our common stock, by month, within the fourth quarter of the fiscal year covered by this report:

	Shares Purchased	Avg. price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
January 1 – 31, 2012	2,376	$41.76	146,960	153,040
February 1 – 29, 2012	—	—	146,960	153,040
March 1 – 31, 2012	1,392	55.46	148,352	151,648
Total Fourth Quarter	3,768	46.82

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up to 300,000 of the Company’s common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.

For information regarding securities authorized for issuance under our stock-based compensation plans, see Footnote 9 to the Financial Statements.

Equity Compensation Plan Information as of March 31, 2012:

	No. of securities to be	Weighted-average	Number of securities
	Issued upon exercise of	exercise price of	remaining for future
Plan Category	Outstanding options	outstanding options	issuance under plan

Equity compensation plans approved by security holders	433,785	$22.77	389,075

Equity compensation plans not approved by security holders	—	—	—

Total	433,785	22.77	389,075

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data set forth below should be read in conjunction with our Financial Statements and information should be read in conjunction with Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(Dollars in thousands except earnings per	As of and for the Year Ended March 31,
share)	2012	2011	2010	2009	2008
Cash and cash equivalents	$7,191	$3,546	$10,471	$9,111	$5,770

Trade Receivables Gross	$6,833	$7,247	$4,641	$4,587	$4,075
Days Revenues Outstanding (1)	53	60	61	74	60

Inventory, Net	$4,438	$5,714	$4,820	$4,499	$4,020
Inventory Turns	3.0	2.3	1.8	1.8	1.8

Working Capital	$14,899	$7,387	$18,530	$17,109	$12,824
Current Ratio	4:1	2:1	11:1	13:1	9:1

Average Return On:
Stockholder Investments (2)	20%	18%	16%	19%	21%
Assets	16%	15%	15%	17%	19%
Invested Capital (3)	21%	21%	24%	26%	26%

Revenues (4)	$39,616	$34,227	$23,087	$22,649	$20,413
Gross Profit (4)	$23,511	$19,568	$13,194	$13,817	$12,858
Gross Margin (4)	59%	57%	57%	61%	63%
Operating Income	$12,477	$9,864	$7,368	$7,608	$7,061
Operating Margin (4)	31%	29%	32%	34%	35%
Net Income	$7,919	$6,183	$4,769	$4,790	$4,610
Net Profit Margin (4)	20%	18%	21%	21%	23%
Earnings Per Diluted Share	$2.29	$1.86	$1.45	$1.48	$1.41

Earnings Before Income Tax, Depreciation, Amortization and Impairment of intangible asset	$14,896	$11,595	$8,190	$8,482	$7,998

Capital Expenditures, Net	$683	$2,645	$586	$676	$207

Employees	186	177	112	111	113

Revenues Per Employee	$213	$193	$206	$204	$181

(1)                                 Days revenues outstanding is based on specific Revenues in that period, not average Revenues for the year.

(2)                                 Average return on stockholder investment is calculated by dividing total net income by the average of end and beginning of period total stockholder’s equity.

(3)                                 Average return on invested capital (invested capital = total assets - current liabilities - cash and cash equivalents) is calculated by dividing total net income by the average of end and beginning of period invested capital.

(4)                                 Starting with this annual report, customer payments for shipping have been reclassified from cost of revenue to revenue for all five years of the selected financial data.  This reclassification affects revenue, gross margin, gross margin percentage, operating margin percentage and net profit margin percentage, but has no impact on other figures in the income statement.

Reconciliation of Non-GAAP Measure

Earnings before income tax, depreciation, amortization and impairment of intangible asset is used by management as a supplemental performance and liquidity measure, primarily to assess financial performance without regard to historical cost basis, the ability of our assets to generate cash, and the evaluation of potential acquisitions.

Earnings before income tax, depreciation, amortization and impairment of intangible asset should not be considered an alternative to, or more meaningful than, net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of earnings before income tax, depreciation, amortization, and impairment of intangible asset, a non-GAAP measure:

	As of and for the Year Ended March 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Net income	$7,919	$6,183	$4,769	$4,790	$4,610
Income taxes	4,412	3,568	2,635	2,904	2,646
Depreciation	725	661	347	285	240
Amortization	1,490	1,183	439	503	502
Impairment of intangible asset	350	—	—	—	—
	$14,896	$11,595	$8,190	$8,482	$7,998

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

Our revenues come primarily from sales of products, parts and disposables, and services.  Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions.  Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrumentation products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrumentation products. We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.  As part of the integration of our biological indicator acquisitions we have been adjusting prices to achieve price parity for similar products.

Gross profit is affected by our product mix, manufacturing efficiencies and price competition.  The biological indicator market is more competitive than that of our instrumentation products, thus the gross margin percentages are lower.  Generally, an increase in biological indicator product sales compared to instrumentation product sales would result in a lower overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions.  Accordingly, they may vary with sales levels.  Labor costs and amortization of intangible assets drive 70-80% of general and administrative expense.  Research and development expense is predominantly comprised of labor costs.

Discussion of Key Indicators and Trends

Acquisitions in December 2010, April 2010 and December 2009, impacted our current assets and working capital, as we used available cash and incurred debt to complete those transactions.  During the year ended March 31, 2011, we were still integrating these acquisitions, which impacted the key indicators.  The results for the year ended March 31, 2012, reflect our successful integration of these acquisitions - performance ratios (gross margin, operating margin and net profit margin) are at or near the same levels as 2009 and 2008.  Revenues, gross profit and net income have all increased due to having a full year of operations from the acquisitions, successfully integrating the acquisitions, and organic growth.

Results of Operations

	Year Ended March 31,			Percent
(Dollars in Thousands)	2012	2011	Change	Change
Revenues	$39,616	$34,227	$5,389	16%
Cost of revenues	16,105	14,659	1,446	10%
Gross profit	23,511	19,568	3,943	20%
Gross margin	59%	57%	2%	4%

Operating expenses:
Selling	$3,909	$3,687	$222	6%
General and administrative	5,416	4,576	840	18%
Research and development	1,359	1,441	(82)	(6)%
Impairment of intangibles	350	—	350	—

Net income	$7,919	$6,183	$1,736	28%
Net profit margin	20%	18%	2%	11%

Revenues

The following table summarizes our revenues by source:

	Year Ended March 31,			Percent
(Dollars in Thousands)	2012	2011	Change	Change
Biological Indicators — Product	$20,423	$16,823	$3,600	21%
Instruments:
Product	12,519	11,462	1,057	9%
Parts and disposables	3,028	2,541	487	19%
Service	3,646	3,401	245	7%
Total Instruments	19,193	17,404	1,789	10%
Total	$39,616	$34,227	5,389	16%

Approximately half of the Biological Indicator revenue growth of 21% was organic, due primarily to expanding markets.  An asset acquisition in December 2010, contributed approximately $1,780,000, or 11%, to the Biological Indicator revenue growth.  Instruments organic revenue growth may be attributed to our signing new distributors, both domestic and international, as well as customers upgrading or expanding as economic uncertainties lessened.

Cost of Revenues / Gross Profit

Gross profit for instruments increased approximately $1,625,000 for the year ended March 31, 2012, compared to 2011.  This improvement was driven by relatively flat fixed costs with increased sales volumes, coupled with manufacturing efficiencies.  We also integrated manufacturing of one product line from a third party to our facility in December 2010, which contributed an additional gross profit of approximately $500,000 for the year ended March 31, 2012.

Biological Indicator gross profit increased approximately $2,318,000 for the year ended March 31, 2012, compared to 2011.  This increase was due to organic revenue growth and the addition of the Apex line of products in December, 2010.

Operating Expenses

Selling expenses for Biological Indicators increased approximately $52,000 in fiscal 2012 compared to 2011, which included integrating the marketing for the December 2010 acquisition.  Instruments selling expense increased approximately $170,000 in fiscal 2012 compared to 2011, due to higher commissions and adding individuals to the sales force.  As a percent of sales, selling expense remained relatively flat.

General and administrative expense increased in fiscal 2012, compared to 2011, due to a $250,000 contingent liability for estimated sales taxes, increased labor costs of approximately $345,000 for additional personnel and compensation adjustments, additional amortization of approximately $300,000 from acquisitions in fiscal 2011; offset by cost reductions, primarily involving reduced acquisition costs.

Research and development expense decreased approximately $82,000 in fiscal 2012 compared to fiscal 2011.  Overall spending on research and development, however, increased, as we capitalized $175,000 associated with Biological Indicator technology. This was recorded as an intangible asset because it has alternative future uses.

We determined that the carrying value of an Instruments indefinite-lived intangible was greater than its estimated fair value and in February, 2012 we recorded an impairment loss of $350,000.  Fair value was estimated using the royalty replacement approach, whereby a royalty percentage is applied to forecasted revenues and discounted to determine the present value.  While gross profit and cash flows have shown improvement since the intangible was acquired, revenues have not grown at the level originally used to value the intangible.

Net Income / Net Profit Margin

Net income varied consistently with the growth in revenues and gross profit, as we managed our other expenses, and income tax expense increased commensurate with our growth in profitability.

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

We invest surplus cash in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

In February 2012, we entered into a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit (the “Credit Facility”).  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In February 2012 we also extinguished our obligations under our previous debt agreement.

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of approximately $14,899,000 and $7,387,000, respectively, at March 31, 2012 and 2011.  The growth in working capital is impacted by higher sales and net income in fiscal 2012 compared to 2011, and the use of cash in fiscal 2011 for acquisitions, offset by the repayment of debt in fiscal 2012.

At March 31, 2012, we had unused capacity under our Credit Facility of $20,000,000.

We routinely evaluate opportunities for strategic acquisitions.  Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.  We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors has authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program.

On November 12, 2003, our Board of Directors instituted a policy of paying regular quarterly dividends.  Dividends per share paid by quarter were as follows:

	Fiscal
	2012	2011
First quarter	$0.12	$0.11
Second quarter	0.12	0.11
Third quarter	0.13	0.12
Fourth quarter	0.13	0.12

On May 9, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on June 15, 2012, to shareholders of record at the close of business on May 30, 2012.

Cash Flow — Operating, investing and financing activities were as follows:

	Year ended March 31,
(Dollars in Thousands)	2012	2011
Net cash provided by operating activities	$12,489	$8,868
Net cash used in investing activities	(1,420)	(20,618)
Net cash (used in) provided by financing activities	(7,424)	4,825

Net cash provided by operating activities changed primarily due to increased sales and improved net income, as well as management of working capital.

Net cash used in investing activities was driven by a $12,083,000 acquisition in April 2010, and a $5,890,000 acquisition in December 2010.  An additional $600,000 was paid in December 2011 to settle a holdback related to the December 2010 acquisition.  Capital expenditures were $683,000 and $2,645,000, respectively, during the years ended March 31, 2012 and 2011.

Financing activity in the year ended March 31, 2012, included repayment of debt of $6,500,000 and the payment of dividends of $1,645,000, offset by proceeds from exercised stock options of $813,000.  Activity in the year ended March 31, 2011, included net borrowings under our debt agreement of $6,222,000 and payment of dividends of $1,488,000.

At March 31, 2012, we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  In September 2011, we entered into a license agreement for certain biological indicator technology.  Under the terms of this agreement, we made payments of $175,000 for rights to the technology.  Up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.

In May 2012, we completed a business combination by acquiring specific assets and assuming certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation.  Consideration consisted of a $15,660,000 closing payment and a future payment of $1,000,000 held in escrow.  Contingent consideration involves a three year earn-out period.  If total revenues for the three year period subsequent to acquisition exceed certain growth targets, additional consideration of up to $6,710,000 will be required.  We borrowed $11,000,000 under our Credit Facility to finance the acquisition, with the balance being paid from available cash.  We also assumed a building lease, with monthly payments of approximately $15,000, expiring in January 2015.

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

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies that require management to make estimates and assumptions.  We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.  These accounting policies are described further in the notes to the Financial Statements in Item 8.

Accounts Receivable

We estimate an allowance for doubtful accounts based on overall historic write-offs, the age of our receivable balances, and the payment history and creditworthiness of the customer.  If actual results are not consistent with our assumptions and judgments or our assumptions and estimates change due to new information, we may experience material changes in our allowance for doubtful accounts and bad debt expense.

Inventories

Inventories are stated at the lower of cost or market, based on standards using the first-in, first-out method (FIFO) to determine cost. We evaluate standard costs annually, unless circumstances necessitate a mid-year evaluation for specific items.  Our work in process and finished goods inventory includes labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product.  Our biological indicator inventory is tracked by lot number, thus it is generally based on actual hours.

We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary.  At year end we perform a complete physical inventory observation.  Throughout the year, we estimate and maintain an inventory reserve, as needed, for such matters as obsolete inventory, shrink and scrap.  This reserve may fluctuate as our assumptions change due to new information, discrete events, or changes in our business, such as entering new markets or discontinuing a specific product.

Impairment of Long-Lived Assets

We periodically evaluate whether the carrying value of long-lived assets (consisting of property, plant and equipment, and amortizable intangibles) has been impaired when circumstances indicate the carrying value of those assets may not be recoverable.  Indefinite-lived intangibles are evaluated for impairment by comparing the fair value to the carrying amount.  Our analyses may require management to apply judgment in evaluating whether an indication of impairment (triggering event) has occurred, estimating future cash flows, as well as estimating the fair values.  As of March 31, 2012, we evaluated our long-lived assets for potential impairment. Based on our evaluation, an impairment charge of $350,000 was taken for an indefinite-lived intangible.

Impairment of Goodwill

We evaluate goodwill for impairment annually and whenever events or changes in circumstances indicate the fair value of a reporting unit is less than its carrying amount. Our evaluation may require management to apply judgment in evaluating whether changes in circumstances provide an indication of impairment, as well as estimating fair values.  Based on our evaluation as of March 31, 2012, there was no indication that our goodwill was impaired.

Stock-based Compensation

We estimate the fair value of option grants using the Black-Scholes model, which requires us to estimate the volatility and forfeiture rate.  Under our current plan, we recognize the expense on a straight-line basis over the service period.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2012 and 2011, and the related statements of income, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America..

/s/ Ehrhardt Keefe Steiner & Hottman PC
Ehrhardt Keefe Steiner & Hottman PC
June 29, 2012
Denver, Colorado

MESA LABORATORIES, INC.

BALANCE SHEETS

(Dollars in thousands)

	March 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,191	$3,546
Accounts receivable, net	6,486	7,017
Inventories, net	4,438	5,714
Prepaid expenses and other	336	396
Deferred income taxes	710	645
Total current assets	19,161	17,318

Property, plant and equipment, net	7,266	7,308
Intangibles, net	9,819	11,484
Goodwill	14,450	14,450

Total assets	$50,696	$50,560

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$573	$723
Accrued salaries and payroll taxes	2,134	2,332
Debt, current portion	—	5,000
Due to Apex Laboratories, Inc.	—	600
Other accrued expenses	504	376
Income taxes payable	1,051	900
Total current liabilities	4,262	9,931

Deferred income taxes	2,519	2,712
Long-term debt	—	1,500
Total liabilities	6,781	14,143

Commitments	—	—

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 3,321,965 shares (March 31, 2012) and 3,250,736 shares (March 31, 2011)	6,699	5,505
Employee loans to purchase stock	(396)	(437)
Retained earnings	37,612	31,349
Total stockholders’ equity	43,915	36,417

Total liabilities and stockholders’ equity	$50,696	$50,560

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF INCOME

(Amounts in thousands except earnings per share)

	Year ended March 31,
	2012	2011

Revenues	$39,616	$34,227
Cost of revenues	16,105	14,659
Gross profit	23,511	19,568

Operating expenses
Selling	3,909	3,687
General and administrative	5,416	4,576
Research and development	1,359	1,441
Impairment of intangible asset	350	—
Total operating expenses	11,034	9,704

Operating income	12,477	9,864
Other expense	(146)	(113)

Earnings before income taxes	12,331	9,751

Income taxes	4,412	3,568

Net income	$7,919	$6,183

Net income per share:
Basic	$2.41	$1.91
Diluted	2.29	1.86

Average common shares outstanding:
Basic	3,285	3,231
Diluted	3,462	3,330

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(Dollars in thousands)

	Common Stock
	Number of Shares	Amount	Employee Loans	Retained Earnings	Total
March 31, 2010	3,203,726	$4,883	$—	$26,314	$31,197

Common stock issued for conversion of stock options net of 12,446 shares returned as payment	51,432	633	(437)	—	196

Purchase and retirement of common stock	(4,422)	(11)	—	(94)	(105)

Dividends paid	—	—	—	(1,488)	(1,488)

Stock-based compensation	—	—	—	383	383

Tax benefit on exercise of non-qualified options	—	—	—	51	51

Net income	—	—	—	6,183	6,183

March 31, 2011	3,250,736	5,505	(437)	31,349	36,417

Common stock issued for conversion of stock options net of 12,634 shares returned as payment	88,043	1,277	41	—	1,318

Purchase and retirement of common stock	(16,814)	(60)	—	(537)	(597)

Dividends paid	—	—	—	(1,645)	(1,645)

Stock-based compensation	—	(23)	—	464	441

Tax benefit on exercise of non-qualified options	—	—	—	62	62

Net income	—	—	—	7,919	7,919

March 31, 2012	3,321,965	$6,699	$(396)	$37,612	$43,915

See notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	Year Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$7,919	$6,183
Depreciation and amortization	2,215	1,844
Deferred income taxes	(258)	(414)
Stock-based compensation	464	383
Impairment of intangible	350	—
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	493	(931)
Inventories, net	1,276	(72)
Prepaid expenses and other	38	180
Accounts payable, trade	(150)	(1)
Accrued liabilities and taxes payable	142	1,696
Net cash from operating activities	12,489	8,868

Cash flows from investing activities:
Business acquisitions and intangibles	(737)	(17,973)
Capital expenditures	(683)	(2,645)
Net cash (used) by investing activities	(1,420)	(20,618)

Cash flow from financing activities:
Proceeds from debt	—	7,000
Payments on debt	(6,500)	(778)
Dividends paid	(1,645)	(1,488)
Proceeds from stock options exercised	813	196
Treasury stock purchases	(92)	(105)
Net cash (used) provided by financing activities	(7,424)	4,825
Net increase (decrease) in cash and cash equivalents	3,645	(6,925)
Cash and cash equivalents at beginning of year	3,546	10,471
Cash and cash equivalents at end of year	$7,191	$3,546

Cash paid during the year for:
Income taxes	$4,457	$3,528
Cash paid for interest	176	141

Supplemental disclosure of non-cash activity (Dollars in thousands):

In December 2011, we settled the $600 holdback amount from our acquisition of the assets of Apex Laboratories by paying $562 and returning $38 of accounts receivable.

We issued employee loans totaling $396 and $437 for the exercise of stock options during the years ended March 31, 2012 and 2011, respectively.  Loans of $437 were retired in the year ended March 31, 2012.

See notes to financial statements

MESA LABORATORIES, INC.

NOTES TO FINANCIAL STATEMENTS

1.  Description of Business and Summary of Significant Accounting Policies:

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982, for the purpose of designing, manufacturing and marketing electronic instruments, supplies and disposable products.

Reclassifications — Certain March 31, 2011, amounts have been reclassified to conform to the March 31, 2012, presentation.  Approximately $1,400,000 of customer payments for shipping was reclassified from cost of revenue to revenue in the fiscal 2011 statement of income.  This reclassification affects revenues, cost of revenues, and gross profit, but has no impact on other figures in the statements of income.

The other significant change was to net the $424,000 long-term deferred income tax asset at March 31, 2011, with the long-term deferred income tax liability.  There was no impact to the statement of income.

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

Cash Equivalents - Cash equivalents include highly liquid investments with an original maturity of three months or less.

Accounts Receivable - We estimate an allowance for doubtful accounts based on overall historic write-offs, the age of receivable balances, and the payment history and creditworthiness of the customer.  If collection efforts or other information leads us to believe a balance is not collectible, we will write the amount off against the reserve.

Concentration of Credit Risk - Financial instruments which potentially subject us to concentrations of credit risk consist of money market funds, short-term investments and accounts receivable. We invest all excess cash primarily in money market funds administered by reputable financial institutions. To reduce credit risk, we periodically evaluate the money market fund administrators and perform credit analyses of customers and monitor their financial condition. Additionally, we maintain cash balances in bank deposit accounts which, at times, may exceed federally insured limits.

During the years ended March 31, 2012 and 2011, no individual customer represented more than 10% of our revenues or accounts receivable balance. Approximately 60% and 40% of our sales are to customers located in the United States and foreign countries, respectively.

Inventories - Inventories are stated at the lower of cost or market, based on standards using the first-in, first-out method (FIFO) to determine cost. We evaluate standard costs annually, unless circumstances necessitate a mid-year evaluation for specific items.  Our work in process and finished goods inventory includes labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product.  Our biological indicator inventory is tracked by lot number, thus it is generally based on actual hours.

We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary.  At year end we perform a complete physical inventory observation.  Throughout the year, we estimate and maintain an inventory reserve, as needed, for such matters as obsolete inventory, shrink and scrap.

Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated using the straight-line method over estimated useful lives of 3 to 39 years.

Goodwill and Intangible Assets — Goodwill is the cost of an acquisition less the fair value of the net assets of the acquired business.  Our intangible assets include intellectual property, non-compete agreements, and customer relationships and are being amortized on a straight-line basis over their estimated useful lives of 3 to 16 years. At the time of acquisition, marketing intangibles, such as trade names, were determined to have an indefinite life and were not being amortized.  In February 2012, however, management determined we may phase out the use of these marketing intangibles and began amortizing them on a straight-line basis over an estimated useful life of 10 years.

Impairment of Long-lived Assets — We periodically evaluate depreciable and amortizable long-lived assets for impairment if qualitative circumstances indicate the carrying value of those assets may not be recoverable.  If necessary, undiscounted cash flow projections are then compared to the carrying value.  If the carrying value is higher than the undiscounted cash flows, then we must determine whether there has been an impairment loss.

Annually for goodwill, we assess qualitative factors to evaluate whether events or changes in circumstances indicate that it is more likely than not that the fair value of our reporting units is less than the carrying value.  Our next step, if necessary, would be to estimate the fair value of the reporting unit, primarily using a discounted cash flow model.

Indefinite-lived intangibles are assessed at least annually for impairment by comparing the estimated fair value to the carrying value.

In all cases, an impairment loss is measured as the excess of the asset’s carrying value over its fair value.

Revenue Recognition — We recognize revenue for sales and services under the four revenue recognition criteria:  a) persuasive evidence of an arrangement exists — our customary practice is to obtain written evidence, typically in the form of a purchase order; b) delivery — our shipping terms are typically such that custody is transferred at our facilities as new and serviced products are shipped, with no right of return or further obligations, such as installation or training; c) the price is fixed or determinable — prices are typically fixed at the time the order is placed and no price protections or variables are offered; d) collectibility is reasonably assured — new and existing customers are subject to a credit review process and pre-payment may be required, depending on this review.

Shipping and handling — For product sold, payments by customers to us for shipping and handling costs are included in revenue on the statements of income, while our expense is included in cost of revenue.  Shipping and handling for inventory and materials purchased by us is included as a component of inventory on the balance sheets, and in cost of revenue when the product is sold.

Accrued Warranty Expense — We provide limited product warranty on our products and, accordingly, accrue an estimate of the related warranty expense at the time of sale.

Research & Development Costs — Internal costs related to research and development efforts on existing or potential products are expensed as incurred.  The costs of intangible assets that are purchased from others for use in research and development activities and have alternative future uses are capitalized and amortized over their expected useful life.

Under certain agreements, we may receive advance payments from customers to perform research and development on their behalf.  These payments are recovered by the customer through lower product prices.  In these circumstances, we initially record deferred revenue, included in other accrued liabilities on the Balance Sheet.  As product is sold, this liability will be reduced through revenues on the Statements of Income.

Stock-based Compensation — Equity classified stock-based compensation is measured at fair value, based on the closing stock price at grant date. We recognize expense on a straight-line basis over the service period net of an estimated forfeiture rate, resulting in a compensation cost for only those shares expected to vest.  We do not have any liability classified stock-based compensation.

Income Taxes — We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities.  We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria.  We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities.  We have not recorded a valuation allowance or a reserve for uncertain tax positions.  Any penalties and interest are included in other income (expense) on the statements of income.

Fair Value of Measurements - Our financial instruments include cash, accounts receivable, accounts payable, and accrued liabilities. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

Accounting guidance defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from independent sources. Unobservable inputs are inputs that reflect assumptions of what market participants would use in pricing the asset or liability based on the best information available in the circumstances. The financial and non-financial assets and liabilities are categorized based on the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels based on the reliability of the inputs as follows:

Level 1:	Quoted prices in active markets for identical assets or liabilities;
Level 2:	Quoted prices in active markets for similar assets and liabilities and inputs that are observable for the asset or liability; or
Level 3:	Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

Recently Issued Accounting Pronouncements — In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.  ASU 2011-04 contains technical adjustments and clarifications to more closely align the U.S. GAAP and International Financial Reporting Standards (“IFRS”) for fair value and will be effective for us in the first quarter of fiscal 2013.  We do not believe the adoption of this standard will have a material effect on our Financial Statements.

2.  Acquisitions

On April, 27, 2010, we purchased SGM Biotech, Inc. located in Bozeman, MT. Under the terms of this acquisition we acquired all of the stock of SGM Biotech for $11,722,000. A cash payment of $11,122,000 was made at closing with an additional $600,000 placed into a joint escrow account. The escrow was paid to the sellers in $200,000 increments at three months, six months and one year following closing. The purchase price was subject to a final working capital adjustment of $361,000 as defined in the Stock Purchase Agreement and was subsequently paid in October 2010. After the completion of the acquisition, we repaid $278,000 of loans owed to the shareholders of SGM Biotech. We incurred approximately $168,000 in third party acquisition costs related to this transaction. On April 30, 2010, we also completed the acquisition of the facility that houses the SGM Biotech, Inc. operations for $2,150,000 from Surreal, LLC.  Surreal, LLC was owned by the former owners of SGM Biotech, Inc., who became employees of the Company when SGM Biotech was acquired.

We will not be able to deduct the step up from cost to fair value for the assets acquired for tax purposes and therefore have recorded a deferred tax liability and additional goodwill of $2,358,000 as of the acquisition date.

The purchase price was allocated to the assets and liabilities acquired based on their estimated fair value at the acquisition date, subject to a final working capital adjustment. Intangible assets were valued using the income approach.  The purchase price allocation was as follows:

(Dollars in thousands)
Accounts Receivable	$1,116
Inventory	758
Other Assets	195
Property and Equipment	1,035
Liabilities	(1,021)
Deferred tax liability	(2,358)
Customer Relationships	3,739
Non-compete Agreements	104
Trade Names	1,195
Intellectual Property	396
Goodwill	6,924
$12,083

On December 21, 2010, we purchased the assets associated with the biological indicator line of products of Apex Laboratories, Inc. The products acquired include their biological indicators for use in vapor hydrogen peroxide disinfection processes. The purchase price consisted of a $5,890,000 cash payment at closing and a $600,000 holdback amount. The holdback amount accrues interest at two percent per annum.  In accordance with the asset purchase agreement, the holdback was adjusted and settled for $562,000 during the year ended March 31, 2012.

The purchase price was allocated to the assets acquired based on their estimated fair value at the acquisition date. Intangible assets were valued using the income approach. The purchase price allocation was as follows:

(Dollars in thousands)
Inventory	$65
Accounts Receivable	544
Property and Equipment	49
Goodwill	1,261
Intellectual Property	3,483
Customer Relationships	810
Trade Names	278
$6,490

3.  Inventories

	March 31,
(Dollars in thousands)	2012	2011
Raw materials	$3,242	$4,387
Work-in-process	331	337
Finished goods	1,090	1,280
Less reserve	(225)	(290)
	$4,438	$5,714

Work-in-process and finished goods include raw materials, direct labor and manufacturing overhead.

4.  Property, Plant and Equipment

	March 31,
(Dollars in thousands)	2012	2011
Land	$873	$873
Buildings	4,489	4,436
Manufacturing equipment	5,235	4,903
Computer equipment	811	592
Other	225	154
	11,633	10,958
Less accumulated depreciation	(4,367)	(3,650)
	$7,266	$7,308

Depreciation expense for the years ended March 31, 2012 and 2011 was $725,000 and $661,000, respectively.

5.  Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows:

	March 31,
(Dollars in thousands)	2012	2011
Beginning of period	$14,450	$6,265
Acquisitions	—	8,185
End of period	$14,450	$14,450

Other intangible assets are as follows:

	March 31, 2012
(Dollars in thousands)	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$4,091	$542	$3,549	10-16
Trade names	1,596	27	1,569	10
Customer relationships	8,185	3,555	4,630	7-8.5
Non-compete agreements	523	452	71	3-5
	$14,395	$4,576	$9,819

	March 31, 2011
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$3,916	$161	$3,755	10-16
Trade names	1,946	—	1,946	Indefinite
Customer relationships	8,185	2,506	5,679	7-8.5
Non-compete agreements	523	419	104	3-5
	$14,570	$3,086	$11,484

The following is estimated amortization expense for years ending March 31:

(Dollars in thousands)
2013	$1,660
2014	1,311
2015	1,279
2016	1,259
2017	1,210

Amortization expense was $1,490,000 and $1,183,000, respectively, in the years ended March 31, 2012 and 2011.

As part of our 2012 annual test, we determined that the carrying value of an indefinite-lived Trade name intangible was greater than its estimated fair value and recorded an impairment loss of $350,000, disclosed separately on the statements of income.  Fair value was estimated using the royalty replacement approach, whereby a royalty percentage is applied to forecasted revenues and discounted to determine the present value.  While gross profit and cash flows have shown improvement since the intangible was acquired, revenues have not grown at the level originally used to value the intangible.  This impairment impacts the Instruments segment.

6.  Debt

	March 31,
(Dollars in thousands)	2012	2011
Credit Facility	$—	$—
Reducing line of credit	—	2,500
Revolving line of credit	—	4,000
	—	6,500
Less: current portion	—	5,000
Long-term portion	$—	$1,500

Credit Facility

In February 2012, we entered into a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit (the “Credit Facility”).  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR plus an applicable margin, ranging from 1.25% to 2.00%,; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.  Management elects the interest rate with each borrowing under the line of credit.  There is also an unused capacity fee of 0.15% to 0.30%.  The adjustments and unused capacity fee depend on the ratio of funded debt to our trailing four quarters of EBITDA, as defined, with four tiers ranging from a ratio of less than one to greater than two.  Letter of credit fees are based on the applicable LIBOR rate.

The Credit Facility is collateralized by all assets of the Company.  The Credit Facility requires us to maintain a ratio of funded debt to trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.

Lines of Credit

To help finance the acquisition of the assets of Apex Laboratories, Inc., SGM Biotech, Inc., and the related building that houses the SGM Biotech facility, we entered into a credit facility consisting of: a) 36 month reducing line of credit for $3,000,000, which was retired in February 2012; and b) revolving line of credit for $4,000,000 maturing on December 23, 2011, which was retired in December 2011. Both of these lines of credit were subject to a variable rate of interest and a rate floor.

7.  Stockholders’ Equity

Colorado corporations may not retain treasury stock.  In the most recent fiscal year, management estimated that approximately 10% of the price paid for repurchased shares was attributable to the original purchase of common stock, while the remainder was charged to retained earnings.

In November, 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be cancelled and repurchases of shares will be funded through existing cash reserves.

Dividends per share paid by quarter were as follows:

	Fiscal
	2012	2011
First quarter	$0.12	$0.11
Second quarter	0.12	0.11
Third quarter	0.13	0.12
Fourth quarter	0.13	0.12

8.  Employee Benefit Plans

We adopted a 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible to participate at age 21 and after six months of employment. We match 50% of the employee’s contribution up to 6% of the employee’s salary. A participant vests in the Company’s contributions at a rate of 25% per year, fully vesting at the end of the participant’s fourth year of service. SGM Biotech, Inc. is currently operating on a separate 401(k) plan. That plan was adopted effective August 15, 1996. Participation is voluntary and employees are eligible to participate at age 21 and after one year of employment. SGM Biotech, Inc. matches 100% of the employee’s contribution up to 4% of the employee’s salary. A participant immediately vests in those contributions. SGM also offers a Roth Savings Plan which is incorporated into their 401(k) Plan with identical requirements and contributions. We contributed $193,000 and $184,000, respectively, to all plans during the years ended March 31, 2012 and 2011.

9.  Stock-based compensation

We have adopted stock option plans for the benefit of our key employees and outside directors. Under terms of the plans, options are granted at an amount not less than 100% of the bid price of the underlying shares at the date of grant. Options are exercisable for a term of five to ten years and, during such term, may be exercised as follows: 25% after each year, and 100% anytime after the fourth year until the end of the fifth to tenth year, or 10% after each of the first five years, 25% after each of the sixth and seventh years and 100% after the seventh year until the end of the tenth year.

On December 8, 2006, we adopted a new stock compensation plan. The purpose of the plan is to encourage ownership of the Common Stock by certain officers, directors, employees and advisors in order to provide incentive to promote the success and business of the Company. A total of 400,000 shares of Common Stock were reserved for issuance under the plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On June 22, 2010, the Board of Directors approved an amendment to this plan to increase the number of shares authorized for issuance 400,000 to 800,000, and the increase was subsequently approved by the majority of our shareholders at the annual meeting of shareholders held on September 23, 2010.

Under the October 21, 1999, plan a total of 300,000 shares of Common Stock were reserved for issuance under the plan and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On October 18, 2004, the shareholders approved an amendment to the plan to reserve an additional 200,000 shares of Common Stock for issuance under the plan. This plan has expired and no new grants can be made.

On October 3, 1996, we adopted a nonqualified performance stock option plan for the benefit of our outside Directors. The plan provided that the outside Directors would receive grants determined and approved by our inside Directors, not to exceed 20,000 options per year per director. Under the terms of the plan, the options are exercisable for a term of ten years and during such term are exercisable as follows: 25% after each year, and 100% anytime after the fourth year until the end of the tenth year. The purchase price of the common stock was equal to 100% of the closing price of the common stock on the over-the-counter market on the date of grant.  Effective March 24, 2006, this plan has expired, and no new grants can be made.

The stockholders of the Company approved all option plans.

Amounts recognized in the financial statements related to stock-based compensation are as follows:

	March 31,
(Dollars in thousands except earnings per share)	2012	2011
Total cost of stock based compensation charged against income before income tax	$464	$383
Amount of income tax benefit recognized in earnings	81	21
Amount charged against net income	$383	$362
Impact on net income per common share:
Basic	$0.12	$0.11
Diluted	0.11	0.11

Stock-based compensation expense was allocated as cost of sales and general and administrative expense in the statements of income.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions noted in the following table.  We use historical data to estimate volatility, expected option life and forfeiture rate.  The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant.  The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.

	Year ended March 31,
	2012	2011
Volatility	33.4-33.7%	34-36%
Risk-free interest rate	0.9-2.2%	1.1-3.9%
Expected option life (years)	5-10	5-10
Dividend yield	1.8%	1.8%

A summary of the option activity as of and for the years ended March 31, 2012 and 2011 is as follows:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2010	391,765	$17.37	4.2
Options granted	137,060	25.43	5.0
Options forfeited	(22,315)	19.16	—
Options expired	(150)	11.65	—
Options exercised	(62,718)	15.02	—
Outstanding at March 31, 2011	443,642	20.10	4.0	$3,861
Options granted	103,780	29.87	5.4
Options forfeited	(11,940)	26.06	—
Options expired	(1,020)	14.50	—
Options exercised	(100,677)	18.00	—
Outstanding at March 31, 2012	433,785	22.77	3.9	11,516

Exercisable at March 31,
2012	148,910	19.28	3.2	4,473
2011	152,217	17.36	3.2	1,742

A summary of the status of our unvested option shares as of and for the years ended March 31, 2012 and 2011 is as follows:

	Unvested Shares	Weighted-average Grant-date Fair Value
Unvested at March 31, 2010	247,085	$5.51
Options granted	137,060	7.53
Options forfeited	(13,540)	6.51
Options vested	(79,180)	5.34
Unvested at March 31, 2011	291,425	6.46
Options granted	103,780	8.33
Options forfeited	(11,395)	7.31
Options vested	(98,935)	5.97
Unvested at March 31, 2012	284,875	7.28

The total intrinsic value of options exercised was $2,228,000 and $688,000 during fiscal 2012 and 2011, respectively.  As of March 31, 2012, there was $1,114,000 of total unrecognized compensation expense related to unvested options.  As of March 31, 2012, there were 389,075 shares available for future option grants.

10.  Income Taxes

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our balance sheets and statements of income. Our assessment of tax positions as of March 31, 2012 and 2011, determined that there were no material uncertain tax positions. Our federal tax returns for all years after 2008 and our state tax returns after 2007 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in other expense and general and administration expense, respectively.

The components of the provision for income taxes are as follows:

	Year ended March 31,
(Dollars in thousands)	2012	2011
Current tax provision
Federal	$4,233	$3,291
State	437	691
	4,670	3,982
Deferred tax provision:
Federal	(237)	(342)
State	(21)	(72)
	(258)	(414)
	$4,412	$3,568

The components of net deferred tax assets and liabilities are as follows:

	March 31,
	2012	2011
Current deferred tax assets:
Accrued employee-related expenses	$211	$354
Asset reserves	196	204
Stock option deductible differences	99	79
Inventory	204	8
	710	645

Long-term deferred tax liability:
Property, plant and equipment	(1,299)	(1,125)
Goodwill and intangibles	(1,220)	(1,587)
	(2,519)	(2,712)

Net deferred tax liability	$(1,809)	$(2,067)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended March 31,
	2012	2011
Income taxes at statutory rates	$4,193	$3,313
State income taxes, net of federal benefit	285	272
Tax benefit of stock option exercises	61	90
Section 199 manufacturing deduction	(347)	(273)
Other	220	166
	$4,412	$3,568

11.  Earnings Per Share

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the treasury stock method.

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is computed using the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table summarizes our net income per common share calculation:

	Year ended March 31,
(Amounts in thousands except earnings per share)	2012	2011
Net income available for shareholders	$7,919	$6,183

Weighted avg. outstanding shares of common stock	3,285	3,231
Dilutive effect of stock options	177	99
Common stock and equivalents	3,462	3,330
Earnings per share:
Basic	$2.41	$1.91
Diluted	2.29	1.86

For the years ended March 31, 2012 and 2011, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

12.  Commitments and Contingencies

During the third quarter of fiscal 2012, we determined that we have a potential liability for state sales taxes.  The ultimate amount due will depend on a number of factors, including the jurisdictional tax rates, the amount of sales to customers who already paid the tax or are exempt, and any penalties and interest.  We recorded an estimate of $250,000 in accrued expenses on the balance sheet, and general and administrative expense on the statements of income.  This estimate may change as further analysis is completed and sales tax returns are filed.

13.  Segment Data

Our operations are organized into two reporting segments:  Biological Indicators and Instrumentation Products, as set forth in the following tables.

(Dollars in Thousands)	Biological Indicators	Instrumentation Products	Total
Year ended March 31, 2012
Revenue	$20,423	$19,193	$39,616
Operating Income	5,875	6,602	12,477
Other (Income) and Expense	161	(15)	146
Capital Expenditures	299	384	683
Depreciation	494	231	725
Amortization	1,331	159	1,490

Year ended March 31, 2011
Revenue	$16,823	$17,404	$34,227
Operating Income	4,007	5,857	9,864
Other (Income) and Expense	125	(12)	113
Capital Expenditures	2,461	184	2,645
Depreciation	459	202	661
Amortization	1,024	159	1,183

Total assets
March 31, 2012	$33,385	$17,311	$50,696
March 31, 2011	32,779	17,781	50,560

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Year Ended March 31,
(Dollars in Thousands)	2012	2011
Net revenues from unaffiliated customers:
United States	$23,770	$21,053
Foreign (no country exceeds 10% of total)	15,846	13,174

All long-lived assets are located in the United States.

14.  Quarterly Results (unaudited)

Quarterly financial information for fiscal 2012 and 2011 is summarized as follows (earnings per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis):

(Dollars in thousands, except per	First	Second	Third	Fourth
share amounts)	Quarter	Quarter	Quarter	Quarter
2012
Net revenue	$9,297	$9,702	$9,649	$10,968
Gross profit	5,388	5,774	5,885	6,464
Net income	1,679	2,054	1,987	2,199
Earnings per share — basic	$0.51	$0.63	$0.60	$0.67
Earnings per share — diluted	0.49	0.59	0.57	0.64

(Dollars in thousands, except per	First	Second	Third	Fourth
share amounts)	Quarter	Quarter	Quarter	Quarter
2011
Net revenue	$7,778	$8,072	$8,000	$10,377
Gross profit	4,381	4,552	4,440	6,195
Net income	1,320	1,429	1,258	2,176
Earnings per share — basic	$0.41	$0.44	$0.39	$0.67
Earnings per share — diluted	0.40	0.43	0.37	0.64

15.  Related Party Transactions

On April 30, 2010, we purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC. Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which we acquired on April 27, 2010. As of May, 2011, these former owners are no longer affiliated with the Company.

16.  Subsequent Events

In May 2012, we completed a business combination by acquiring specific assets and assuming certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation.  Consideration consisted of a $15,660,000 closing payment and a future payment of $1,000,000 held in escrow.  Contingent consideration involves a three year earn-out period.  If total revenues for the three year period subsequent to acquisition exceed certain growth targets, additional consideration of up to $6,710,000 will be required.  We borrowed $11,000,000 under our Credit Facility to finance the acquisition, with the balance being paid from available cash.  We also assumed a building lease, with monthly payments of approximately $15,000, expiring in January 2015.

On May 9, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on June 15, 2012, to shareholders of record at the close of business on May 30, 2012.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404.A.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management evaluated the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s Report on Internal Control over Financial Reporting

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during our fourth quarter of the year ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.  Due to growth and recent acquisitions, we have added resources to our organization and we are performing a comprehensive review of all of our controls and procedures, with the assistance of a third party.  We are upgrading our ERP system, including a full evaluation of segregation of duties and application access controls.  We will continue to monitor and evaluate the effectiveness of our internal controls and procedures over financial reporting, and are committed to implementing improvements, as necessary.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to our Definitive Proxy Statement pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated herein by reference to the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance — Code of Ethics and Business Conduct” and “Corporate Governance — Audit Committee” that will appear in our definitive Proxy Statement for our Annual Meeting. Information concerning executive officers John J. Sullivan, Glenn Adriance, Steven W. Peterson and Michael Tranmer are included in the sections referred to above.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated herein by reference to the section entitled “Executive Compensation” that will appear in our definitive Proxy Statement for our Annual Meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 relating to security ownership of certain beneficial owners and management and related shareholder matters is incorporated herein by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” that will appear in our definitive Proxy Statement for our Annual Meeting.

For information regarding securities authorized for issuance under our equity compensation plans, please see Footnote 9 to the Financial Statements.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 30, 2010, we purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC. Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which we acquired on April 27, 2010.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by Item 14 relating to principal accountant fees and services is incorporated herein by reference to the section entitled “Disclosure of Fees Paid to Independent Auditors” that will appear in our definitive Proxy Statement for our Annual Meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)             Financial Statements

The Financial Statements of the Registrant listed on the accompanying index (see Item 8) are filed as part of this Annual Report.

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the financial statements.

b)             Exhibits

3.1

Articles of Incorporation and Articles of Amendment and Bylaws of Registrant -incorporated by reference to the Exhibits to the Registration Statement on Form S-18, file number 2-88647-D, filed December 21, 1983.

3.2	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1988.

3.3	Articles of Amendment of Registrant dated October 4, 1990 - incorporated by reference to the Exhibit to the Report on Form 10-K for the fiscal year ended March 31, 1991.

3.4	Articles of Amendment of Registrant dated October 20, 1992 - incorporated by reference to the Exhibit to the Report on Form 10-KSB for the fiscal year ended March 31, 1993.

23.1

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074,333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2012, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Income, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date:	June 29, 2012	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luke R. Schmieder.	Chairman of the Board of Directors	June 29, 2012
Luke R. Schmieder

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President,	June 29, 2012
John J. Sullivan, Ph.D.	Treasurer and Director

/s/Steven W. Peterson	Vice President, Finance, Chief Financial	June 29, 2012
Steven W. Peterson	and Chief Accounting Officer and Secretary

/s/H. Stuart Campbell	Director	June 29, 2012
H. Stuart Campbell

/s/Michael T. Brooks	Director	June 29, 2012
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 29, 2012
Robert V. Dwyer

/s/Evan Guillemin	Director	June 29, 2012
Evan Guillemin

/s/David M. Kelly	Director	June 29, 2012
David M. Kelly

EXHIBIT INDEX

23.1

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074,333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2012, included in the Registrant’s Report on Form 10-K for the fiscal year ended March 31, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2012, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Income, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to the Financial Statements.