Form 10-Q
period 2012-06-30
MESA LABORATORIES INC /CO
filed 2012-08-10
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,346,145 shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2012.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Balance Sheets

(Dollars in thousands)

	June 30, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$4,593	$7,191
Accounts receivable, net	7,147	6,486
Inventories, net	5,575	4,438
Prepaid expenses and other	969	1,046
Total current assets	18,284	19,161

Property, plant and equipment, net	7,311	7,266
Intangibles and other, net	17,466	9,819
Goodwill	23,650	14,450

Total assets	$66,711	$50,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$985	$573
Accrued salaries and payroll taxes	1,498	2,134
Other accrued expenses	572	504
Taxes payable	1,899	1,051
Total current liabilities	4,954	4,262

Deferred income taxes payable	2,519	2,519
Contingent consideration	2,240	—
Long-term debt	11,000	—
Total liabilities	20,713	6,781

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value; authorized 8,000,000 shares; issued and outstanding, 3,343,159 shares (June 30, 2012) and 3,321,965 shares (March 31, 2012)	7,129	6,699
Employee loans to purchase stock	(262)	(396)
Retained earnings	39,131	37,612
Total stockholders’ equity	45,998	43,915

Total liabilities and stockholders’ equity	$66,711	$50,696

Mesa Laboratories, Inc.

Condensed Statements of Income

(Unaudited)

(Dollars in thousands except earnings per share)

	Three months ended June 30,
	2012	2011

Revenues	$10,559	$9,297
Cost of revenues	4,104	3,909
Gross profit	6,455	5,388

Operating expenses
Selling	1,002	939
General and administrative	1,854	1,348
Research and development	380	408
Total operating expenses	3,236	2,695

Operating income	3,219	2,693
Other expense	34	50

Earnings before income taxes	3,185	2,643

Income taxes	1,086	964

Net income	$2,099	$1,679

Net income per share:
Basic	$0.63	$0.51
Diluted	0.59	0.49

Average common shares outstanding:
Basic	3,337	3,274
Diluted	3,541	3,414

Mesa Laboratories, Inc.

Condensed Statements of Cash Flows

(Unaudited))

(Dollars in thousands)

	Three months ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,099	$1,679
Depreciation and amortization	784	541
Stock based compensation	149	96
Gain on loan settlement	—	(13)
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	(120)	498
Inventories	(227)	337
Prepaid expenses and other	105	101
Accounts payable	412	55
Accrued liabilities	210	(406)
Net cash flows from operating activities	3,412	2,888

Cash flows from investing activities:
Business acquisitions and intangibles	(16,660)	—
Capital expenditures	(185)	(187)
Net cash used in investing activities	(16,845)	(187)

Cash flows from financing activities:
Proceeds from debt	11,000	—
Payments on debt	—	(250)
Dividends paid	(434)	(394)
Treasury stock purchases	(43)	(27)
Proceeds from stock options exercised	312	478
Net cash (used in) provided by financing activities	10,835	(193)

Net increase (decrease) in cash and cash equivalents	(2,598)	2,508
Cash and cash equivalents at beginning of period	7,191	3,546

Cash and cash equivalents at end of period	$4,593	$6,054

Cash paid for:
Income taxes	$408	$50
Interest	—	54

Supplemental disclosure of non-cash activity (dollars in thousands):

We issued employee loans totaling $155 and $220 for the exercise of stock options during the three month periods ended June 30, 2012 and 2011, respectively. Loans of $289 and $304, respectively, were retired in the three month period ended June 30, 2012 and 2011.

We recorded $2,240 of Contingent consideration as part of the Bios Acquisition.

Mesa Laboratories, Inc. Notes to Condensed Financial Statements

1.  Summary of Accounting Policies

The summary of the Issuer’s significant accounting policies are incorporated by reference to our annual report on Form 10-K, at March 31, 2012.

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

Reclassification — Approximately $409,000 of customer payments for shipping was reclassified from cost of revenue to revenue in the condensed statement of income for the three month period ended June 30, 2011.  This reclassification affects revenues and cost of revenues, but has no impact on other figures in the condensed statements of income.

2.  Acquisition

On May 15, 2012, we completed a business combination (“Bios Acquisition”) by acquiring specific assets and assuming certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation.  The Asset Acquisition Agreement (the “Bios Agreement”) includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The Bios Acquisition further diversifies and grows our Instruments segment, while maintaining our historic profitability measures.

The contingent consideration arrangement requires us to pay Bios if cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed approximately $22,127,000.  The potential undiscounted future payments that we could be required to make is between $0 and $6,710,000.  The preliminary fair value of the contingent consideration arrangement included in the purchase price below was estimated based on Bios’ historic revenue growth.

We expect to achieve significant savings and income growth as we integrate the Bios operations and marketing functions.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of Bios’ net identifiable assets and, as a result, we have recorded goodwill in connection with this transaction.  The goodwill is expected to be deductible for tax purposes.  All of the goodwill is assigned to our Instruments segment.

The Bios Acquisition was accounted for under the purchase method of accounting.  Our acquisition constitutes the acquisition of a business and was recognized at fair value.  Due to the recency of the transaction, the purchase price allocation was based on preliminary estimated fair value of the assets and liabilities acquired, including the preliminary contingent purchase price liability.  We determined the preliminary estimated fair values using discounted cash flow analyses and estimates made by management.  Upon completing our valuation analysis, the preliminary contingent purchase price liability, and the allocation between intangibles and goodwill may change.  The following reflects our preliminary allocation of the consideration, subject to customary purchase price adjustments in accordance with the Bios Agreement (dollars in thousands):

Cash consideration	$16,660
Preliminary contingent purchase price liability	2,240
Aggregate consideration	$18,900

The purchase price was allocated as follows:
Accounts receivable, net	$541
Inventory	910
Other current assets	28
Property, plant and equipment	63
Intangibles	8,228
Goodwill	9,200
Current liabilities	(70)
Total purchase price allocation	$18,900

Our condensed statement of income includes the results of the Bios Acquisition from the acquisition date of May 15, 2012.  The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed April 1, 2012 and 2011, are as follows:

	Three months ended June 30,
(Dollars in thousands, except earnings per share)	2012 (Unaudited)	2011 (Unaudited)
Total net revenue	$11,340	$11,080
Net income	2,120	1,726
Net income per common share:
Basic	$0.64	$0.53
Diluted	0.60	0.51

The above pro forma results include adjustments for amortization of acquired intangibles, interest expense, and income tax expense.  The pro forma information as presented above is for informational purposes only and is not indicative of results of operations that would have been achieved if the acquisition had taken place at the dates identified.

3.  Inventories

(Dollars in thousands)	June 30, 2012 (Unaudited)	March 31, 2012
Raw materials	$3,935	$3,241
Work-in-process	376	331
Finished goods	1,546	1,091
Less: reserve	(282)	(225)
	$5,575	$4,438

4.  Intangibles

On September 30, 2011, we entered into a license agreement with Photonic Biosystems, Inc. for certain biological indicator technology.  Under the terms of this agreement, we paid $175,000 for rights to the technology, and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  The $175,000, included in intangible assets on the condensed balance sheets, is being amortized over ten years.  In addition, sales of products covered by this license agreement will be subject to royalty payments.

5.  Debt

(Dollars in thousands)	June 30, 2012 (Unaudited)	March 31, 2012
Credit Facility (1.5% at June 30, 2012)	$11,000	$—
Less: current portion	—	—
Long-term portion	$11,000	$—

In February 2012, we entered into a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit (the “Credit Facility”), maturing in February 2015.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR plus an applicable margin, ranging from 1.25% to 2.00%,; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.  Management elects the interest rate with each borrowing under the line of credit.  There is also an unused capacity fee of 0.15% to 0.30%.  The adjustments and unused capacity fee depend on the ratio of funded debt to the Company’s trailing four quarters of EBITDA, as defined, with four tiers ranging from a ratio of less than one to greater than two.  Letter of credit fees are based on the applicable LIBOR rate.

The Credit Facility is secured by all assets of the Company.  The Credit Facility requires us to maintain a ratio of funded debt to the Company’s trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.

Future maturities of debt are as follows (dollars in thousands):

Fiscal year
2013	$—
2014	—
2015	11,000
$11,000

In April 2010, we entered into a credit facility consisting of: a) 36 month reducing line of credit for $3,000,000 and maturing at April 27, 2013, requiring quarterly principal payments of $250,000 beginning July 27, 2010, which was retired in February 2012; and b) revolving line of credit for $4,000,000 maturing on December 23, 2011, which was retired in December 2011. Both of these lines of credit were subject to a variable rate of interest and a rate floor.

6.  Stock-based Compensation

Stock-based compensation costs for award grants to employees and directors are valued at fair value and recognized on a straight line basis over the service periods of each award.  We estimate forfeiture rates for the year based on historical experience.  Amounts recognized in the condensed financial statements related to stock-based compensation are as follows:

	Three months ended June 30,
(Dollars in thousands except earnings per share)	2012	2011
Total cost of stock-based compensation charged against income before income taxes	$149	$96
Amount of income tax benefit recognized in earnings	51	35
Amount charged against net income	$98	$61
Impact on net income per common share:
Basic	$0.03	$0.02
Diluted	0.03	0.02

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

	Three months ended June 30,
	2012	2011
Volatility	31.1%	33.4%
Risk-free interest rate	0.6 — 1.0%	2.2 — 3.6%
Expected option life (years)	5 — 10	5 — 10
Dividend yield	1.5%	1.7%

The following summarizes option activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2012	433,785	$22.77	3.9
Options granted	103,880	50.20	6.2
Options forfeited	(7,900)	30.36
Options expired	—
Options exercised	(29,780)	20.97
Outstanding at June 30, 2012	499,985	28.46	4.3	$9,016

Exercisable at June 30, 2012	210,305	20.86	3.3	1,805

We issue new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $851,000 and $495,000 during the three month periods ended June 30, 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of June 30, 2012 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2012	284,875	$7.23
Options granted	103,880	12.37
Options forfeited	(7,900)	7.86
Options vested	(91,175)	6.80
Unvested at June 30, 2012	289,680	9.19

As of June 30, 2012, there was approximately $1,918,000 of total unrecognized compensation cost related to unvested stock options granted under our plans, which is expected to be recognized over a weighted-average period of 3 years.

7.  Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share uses the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per common share - basic and diluted:

	Three Months Ended June 30,
(Amounts in thousands except earnings per share)	2012	2011
Net income available for shareholders	$2,099	$1,679
Weighted average outstanding shares of common stock	3,337	3,274
Dilutive effect of stock options	204	140
Common stock and equivalents	3,541	3,414

Earnings per share:
Basic	$0.63	$0.51
Diluted	0.59	0.49

For the three months ended June 30, 2012, 101,433 outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.  No stock options were excluded for the period ended June 30, 2011.

8.  Contingencies

As part of our Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay the former owners of Bios if cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed approximately $22,127,000.  The potential undiscounted future payments that we could be required to make is between $0 and $6,710,000.  The preliminary fair value of the contingent consideration arrangement included in the purchase price was estimated based on Bios’ historic revenue growth.  We have recorded a contingent consideration liability of $2,240,000 on the condensed balance sheet as of June 30, 2012.  This amount may change as we finalize our purchase price allocation, with the difference affecting the allocation to the acquired assets and assumed liabilities.  Any changes to the contingent consideration subsequent to our finalizing purchase accounting, however, would impact the income statement.  An increase would be recorded as expense, while a decrease would be recorded as income.  The contingent consideration is payable in the first quarter of fiscal 2016.

During the third quarter of fiscal 2012, we determined that the Company had a potential liability for state sales taxes.  During the first quarter of fiscal 2013, we completed our analysis and determined that no additional liability is required.

9.  Subsequent Events

In August 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on September 17, 2012, to shareholders of record at the close of business on August 29, 2012.

10.  Segment Data

Our operations are organized into two reporting segments:  Biological Indicators and Instruments.  The following tables set forth our segment information:

(Dollars in thousands)	Biological Indicators	Instruments	Total
Three months ended June 30, 2012
Revenue	$5,118	$5,441	$10,559
Operating Income	1,449	1,770	3,219
Other (Income) and Expense	(2)	36	34
Capital Expenditures	33	152	185
Bios Acquisition.	—	18,900	18,900
Depreciation	128	75	203
Amortization	403	178	581

Three months ended June 30, 2011
Revenue	$4,668	$4,629	$9,297
Operating Income	941	1,752	2,693
Other (Income) and Expense	53	(3)	50
Capital Expenditures	125	62	187
Depreciation	113	52	165
Amortization	336	40	376

Total assets
June 30, 2012	$31,077	$35,634	$66,711
March 31, 2012	32,915	17,781	50,696

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three months ended June 30,
(Dollars in thousands)	2012	2011
Net revenues from unaffiliated customers:
United States	$6,369	$5,746
Foreign (no country exceeds 10% of total)	4,190	3,551
	$10,559	$9,297

All long-lived assets are located in the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Mesa Laboratories, Inc. has two segments — Our Instruments Division manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, and petrochemical industries.  Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes in the hospital, dental, medical device and pharmaceutical industries.  We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

Our revenues come from two main sources — products sales, and parts and services.  Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions.  Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrument products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.  As part of the integration of our biological indicator acquisitions we have been adjusting prices to achieve price parity for similar products.

Gross profit is affected by our product mix, manufacturing efficiencies and price competition.  As we have integrated our acquisitions and taken advantage of manufacturing efficiencies, the Biological Indicator segment gross margins have improved and are now more comparable to the Instruments segment.  The mix between segments, however, may continue to impact our overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions.  Accordingly, they may vary with sales levels.  Labor costs and amortization of intangible assets drive 70-80% of general and administrative expense.  Research and development expense is predominantly comprised of labor costs.

Discussion of Key Indicators and Trends

In May 2012, we completed a business combination (the “Bios Acquisition”) by acquiring specific assets and assuming certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation.  Consideration consisted of a $15,660,000 closing payment and a future payment of $1,000,000 held in escrow.  Contingent consideration involves a three year earn-out period.  If cumulative revenues from the acquisition for the three year period subsequent to acquisition exceed certain growth targets, additional consideration of up to $6,710,000 will be required.  We borrowed $11,000,000 under our Credit Facility to finance the acquisition, with the balance being paid from available cash.  Due to the recency of the transaction, the purchase price allocation was based on preliminary estimated fair value of the assets and liabilities acquired, including the preliminary contingent purchase price liability.  Upon completing our valuation analysis, the preliminary contingent purchase price liability, and the allocation between intangibles and goodwill may change.

Acquisitions in May 2012, December 2010, April 2010 and December 2009, impacted our current assets and working capital, as we used available cash and incurred debt to complete those transactions.  It typically takes us from six to twelve months to fully integrate acquisitions, which impacts the key indicators during that time frame.

(Dollars in thousands except earnings per	Key Financial Indicators As of and for the three months ended June 30,
share)	2012	2011	2010	2009	2008
Cash and cash equivalents	$4,593	$6,054	$2,541	$10,759	$6,390

Trade Receivables Gross	$7,519	$6,851	$5,350	$3,748	$3,768
Days Revenues Outstanding (1)	57	67	58	66	63

Inventory, Net	$5,575	$5,377	$5,936	$4,749	$4,498
Inventory Turns	3.0	2.6	2.1	1.7	1.7

Working Capital	$13,330	$9,254	$8,769	$18,005	$13,571
Current Ratio	4:1	2:1	3:1	13:1	11:1

Average Return On:
Stockholder Investments (2)	19%	18%	17%	15%	17%
Assets	13%	13%	14%	14%	16%
Invested Capital (3)	17%	18%	19%	22%	22%

Revenues (4)	$10,559	$9,297	$7,781	$5,245	$5,329
Gross Profit (4)	$6,455	$5,388	$4,381	$2,983	$3,204
Gross Margin (4)	61%	58%	56%	57%	60%

Operating Income	$3,219	$2,693	$2,214	$1,608	$1,536
Operating Margin (4)	30%	29%	28%	31%	29%

Net Income	$2,099	$1,679	$1,320	$1,026	$1,016
Net Profit Margin (4)	20%	18%	17%	20%	19%
Earnings Per Diluted Share	$0.59	$0.49	$0.40	$0.31	$.31

Earnings Before Income Tax, Depreciation, Amortization and Impairment of intangible asset	$3,969	$3,184	$2,619	$1,800	$1,756

Capital Expenditures, Net	$185	$187	$2,346	$29	$63

Employees (average for the period)	200	178	170	114	118

Revenues Per Employee (annualized)	$211	$209	$183	$184	$181

(1) Days revenues outstanding is based on specific Revenues in that period, not average Revenues.

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

(4)  Customer payments for shipping have been reclassified from cost of revenue to revenue for all five periods presented.  This reclassification affects revenue, gross margin, gross margin percentage, operating margin percentage and net profit margin percentage, but has no impact on other figures in the income statement.

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

The following table sets forth our reconciliation of Earnings before income tax, depreciation and amortization, a non-GAAP measure:

	Three months ended June 30,
(Dollars in thousands)	2012	2011	2010	2009	2008
Net income	$2,099	$1,679	$1,320	$1,026	$1,016
Income taxes	1,086	964	882	588	549
Depreciation	203	165	167	82	65
Amortization	581	376	250	104	126
	$3,969	$3,184	$2,619	$1,800	$1,756

Results of Operations

	Three months ended June 30,			Percent
(Dollars in thousands)	2012	2011	Change	Change
Revenues	$10,559	$9,297	$1,262	14%
Cost of revenues	4,104	3,909	195	5%
Gross profit	6,455	5,388	1,067	20%
Gross margin	61%	58%	3%

Operating expenses	3,236	2,695	541	20%

Net income	2,099	1,679	420	25%
Net profit margin	20%	18%	2%

Revenues

The following table summarizes our revenues by source:

	Three months ended June 30,			Percent
(Dollars in thousands)	2012	2011	Change	Change
Biological Indicators — Product	$5,118	$4,668	$450	10%
Instruments:
Product	3,607	2,998	609	20%
Parts and disposables	756	698	58	8%
Service	1,078	933	145	16%
Total Instruments	5,441	4,629	812	18%
	$10,559	$9,297	1,262	14%

Biological indicator product sales increased due to continued organic growth, achieved through existing customers and expanding into new markets.  Instruments revenues increased primarily due to the Bios Acquisition in May 2012, while our other Instruments revenues were relatively flat.

Cost of Revenues / Gross Profit

Biological indicator gross profit increased approximately $586,000 for the three month period ended June 30, 2012, compared to the prior year, due to improved manufacturing efficiencies and higher sales.

Gross profit for Instruments increased approximately $481,000 for the three month period ended June 30, 2012, compared to the prior year, primarily due to the Bios Acquisition.  Gross profit for other Instruments product lines was relatively unchanged.

Operating Expenses

Selling expenses increased approximately $63,000 for the three month period ended June 30, 2012, compared to the prior year.  The Bios Acquisition increased our costs, but we were able to offset these with cost savings elsewhere.  As a percent of sales, selling expense remained relatively flat.

General and administrative expense increased approximately $506,000 for the three month period ended June 30, 2012, compared to the prior year.  The increase relates primarily to a) additional amortization of approximately $200,000 from the Bios Acquisition and the amortization of trademarks, which we began in the fourth quarter of fiscal 2012; b) increased labor costs for additional personnel and salary adjustments; and c) professional fees of approximately $80,000 associated with the Bios Acquisition.

Research and development expense decreased approximately $28,000 for the three month period ended June 30, 2012, compared to the prior year.  Our internal costs increased, but our external consulting expense decreased.  The cost of intangible assets that are purchased from others for use in research and development activities and have future use are capitalized and amortized over their expected useful lives. In fiscal 2012, we partially funded Biological Indicator research, which was capitalized as an intangible asset because it has alternative future uses.  That project continues in fiscal 2013.

Net Income

Net income varied consistently with the growth in revenues and gross profit, as we managed our other expenses.  Our effective income tax rate decreased period over period because the goodwill from the Bios acquisition is deductible for tax purposes.

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility, and potential equity and debt offerings.  We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs.  Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions.

We invest surplus cash in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of approximately $13,330,000 and $14,899,000, respectively, at June 30 and March 31, 2012.  The decrease in working capital is due to the use of cash for the Bios Acquisition, offset by higher sales and net income.

In February 2012, we entered into a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit (the “Credit Facility”).  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In February 2012 we also extinguished our obligations under our previous debt agreement.  In May 2012, we borrowed $11,000,000 against the Credit Facility to partially finance the Bios Acquisition.  At June 30, 2012, we had unused capacity under our Credit Facility of $9,000,000.

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

On November 12, 2003, our Board of Directors instituted a policy of paying regular quarterly dividends.  Dividends per share paid by quarter were as follows:

	Fiscal Year
	2013	2012
First quarter	$0.13	$0.12
Second quarter	—	0.12
Third quarter	—	0.13
Fourth quarter	—	0.13

On August 8, 2012, our Board of Directors declared a quarterly cash dividend of $0.13 per share of common stock, payable on September 17, 2012, to shareholders of record at the close of business on August 29, 2012.

Cash Flow — Operating, investing and financing activities were as follows:

	Three months ended June 30,
(Dollars in thousands)	2012	2011
Net cash provided by operating activities	$3,412	$2,888
Net cash used in investing activities	(16,845)	(187)
Net cash provided by (used in) financing activities	10,835	(193)

Net cash provided by operating activities changed primarily due to increased sales and improved net income, as well as management of working capital.

Net cash used in investing activities was driven by a $16,660,000 acquisition in May 2012.  Capital expenditures were $185,000 and $187,000, respectively, during the quarters ended June 30, 2012 and 2011.

Financing activity in the quarter ended June 30, 2012, included borrowing under our Credit Facility of $11,000,000 and the payment of dividends of $434,000, offset by proceeds from exercised stock options of $312,000.  Activity in the quarter ended June 30, 2011, included repayment of debt of $250,000, payment of dividends of $394,000, offset by proceeds from exercised stock options of $478,000.

At June 30, 2012, we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  In September 2011, we entered into a license agreement for certain biological indicator technology and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  As part of our Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay the former owners of Bios if cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed approximately $22,127,000.  The potential undiscounted future payments that we could be required to make is between $0 and $6,710,000.

Forward Looking Statements

All statements other than statements of historical fact included in this quarterly report regarding our Company’s financial position and operating and strategic initiatives and addressing industry developments are forward-looking statements.  Where, in any forward-looking statement, the Company, or its management, expresses an expectation or belief as to future results, such expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement of expectation or belief will result or be achieved or accomplished.  Factors which could cause actual results to differ materially from those anticipated, include but are not limited to general economic, financial and business conditions; competition in the data logging market; competition in the kidney dialysis market; competition in the fluid measurement market; competition in the biological indicator market; competition in the bottlecap torque testing market; the business abilities and judgment of personnel; the impacts of unusual items resulting from ongoing evaluations of business strategies; and changes in business strategy.  We do not intend to update these forward looking statements except to the extent required by federal securities laws.  You are advised to review Item 1A. “Risk Factors” provided in our most recent Form 10-K filing with the SEC for more information about risks that could affect the financial results of Mesa Laboratories, Inc.

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

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as required by Sarbanes-Oxley (SOX) Section 404(a).  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management evaluated the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2012. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2012.  As allowed, this evaluation excludes the operations of Bios due to the recency of the acquisition. Revenues related to the Bios Acquisition were approximately 7% of total revenues for the quarter ended June 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the fiscal year ended March 31, 2012, under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock, including settlement of loans to employees for the exercise of stock options, within the first quarter of the fiscal year covered by this report.

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 2012	3,281	$50.32	151,633	148,367
May 2012	442	47.93	152,075	147,925
June 2012	3,092	45.85	155,167	144,833
Total	6,815	48.14

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
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (iv) Notes to the Condensed Financial Statements.

b)  Reports on Form 8-K:

On July 27, 2012, the Registrant filed a Report on Form 8-K/A, under Item 9.01, providing financial statements of businesses acquired and pro forma financial information, related to the asset acquisition from Bios International Corporation.

On July 10, 2012, the Registrant filed a Report on Form 8-K, under Item 5.02, reporting the departure of the Company’s Executive Vice President of Operations — Biological Indicators, for personal reasons.

On May 23, 2012, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the year ended March 31, 2012.

On May 21, 2012, the Registrant filed a Report on Form 8-K, under Items 1.01 and 2.01, reporting the asset acquisition from Bios International Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Registrant)

DATED:	August 10, 2012	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	August 10, 2012	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance,
Chief Financial and Accounting Officer and Secretary