Form 10-K/A
period 2012-03-31
MESA LABORATORIES INC /CO
filed 2012-08-22
CIK 724004

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

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the 2012 Annual Meeting of Shareholders

Part III information is incorporated by reference from the Proxy Statement

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, originally filed with the Securities and Exchange Commission on June 29, 2012, amends Item 9A(T) (Controls and Procedures) of our Annual Report on Form 10-K.  This Form 10-K/A is filed to correct format and completeness of the disclosure.  Consent of our independent auditors is attached to this Form 10-K/A as Exhibit 23.1 and certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 amends and restates in its entirety Item 9 A(T) and the Exhibit Index of the Original Filing. This Amendment No. 1 does not modify or update other disclosures in the Original Filing, and, accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of the last day of the period covered by this Annual Report on Form 10-K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (a) are effective to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is timely recorded, processed, summarized and reported and (b) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our internal control over financial reporting as of March 31, 2012. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2012.

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

MESA LABORATORIES, INC.
Registrant

Date:	August 22, 2012	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D, CEO

EXHIBITS INDEX

23.1

Consent of Ehrhardt Keefe Steiner & Hottman PC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-89808, 333-02074, 333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 29, 2012, included in the Registrant’s Report on Form 10-K/A Amendment No. 1 for the fiscal year ended March 31, 2012.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.