Form 10-Q/A
period 2012-06-30
MESA LABORATORIES INC /CO
filed 2012-09-17
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, originally filed with the Securities and Exchange Commission on August 10, 2012, amends Item 4 (Controls and Procedures) of our Quarterly Report on Form 10-Q.  This Form 10-Q/A is filed to correct format and completeness of the disclosure.  Certifications from our Chief Executive Officer and Chief Financial Officer required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Amendment No. 1 amends and restates in its entirety Item 4 and the Exhibit Index of the Original Filing. This Amendment No. 1 does not modify or update other disclosures in the Original Filing, and, accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing.

Item 4.  Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at June 30, 2012.

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

MESA LABORATORIES, INC.
(Registrant)

DATED:	September 17, 2012	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	September 17, 2012	BY:	/s/ Steven W. Peterson
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