Form 10-Q
period 2012-09-30
MESA LABORATORIES INC /CO
filed 2012-11-13
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

There were 3,356,843 shares of the Issuer’s common stock, no par value, outstanding as of October 31, 2012.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	September 30, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,772	$7,191
Accounts receivable, net	7,416	6,486
Inventories, net	5,630	4,438
Prepaid expenses and other	940	1,046
Total current assets	16,758	19,161

Property, plant and equipment, net	7,274	7,266
Intangibles and other, net	16,769	9,819
Goodwill	23,640	14,450

Total assets	$64,441	$50,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$667	$573
Accrued salaries and payroll taxes	1,635	2,134
Other accrued expenses	387	504
Income taxes payable	698	1,051
Total current liabilities	3,387	4,262

Deferred income taxes payable	2,519	2,519
Contingent consideration	2,140	—
Long-term debt	8,000	—
Total liabilities	16,046	6,781

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,356,273 shares (September 30, 2012) and 3,321,965 shares (March 31, 2012)	7,422	6,699
Employee loans to purchase stock	(215)	(396)
Retained earnings	41,188	37,612
Total stockholders’ equity	48,395	43,915

Total liabilities and stockholders’ equity	$64,441	$50,696

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Income

(Unaudited)

(In thousands except per share data)

	Three months ended September 30,
	2012	2011

Revenues	$11,706	$9,701
Cost of revenues	4,458	3,927
Gross profit	7,248	5,774

Operating expenses
Selling	1,072	1,038
General and administrative	2,169	1,144
Research and development	519	306
Total operating expenses	3,760	2,488

Operating income	3,488	3,286
Other expense	36	50

Earnings before income taxes	3,452	3,236

Income taxes	1,204	1,183

Net income	$2,248	$2,053

Net income per share:
Basic	$0.67	$0.63
Diluted	$0.64	$0.59

Weighted average common shares outstanding:
Basic	3,349	3,282
Diluted	3,538	3,453

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Income

(Unaudited)

(In thousands except per share data)

	Six months ended September 30,
	2012	2011

Revenues	$22,266	$18,998
Cost of revenues	8,562	7,836
Gross profit	13,704	11,162

Operating expenses
Selling	2,074	1,977
General and administrative	4,023	2,492
Research and development	899	714
Total operating expenses	6,996	5,183

Operating income	6,708	5,979
Other expense	70	99

Earnings before income taxes	6,638	5,880

Income taxes	2,290	2,147

Net income	$4,348	$3,733

Net income per share:
Basic	$1.30	$1.14
Diluted	$1.23	$1.09

Weighted average common shares outstanding:
Basic	3,343	3,278
Diluted	3,531	3,433

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$4,348	$3,733
Depreciation and amortization	1,675	1,102
Stock based compensation	438	192
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	(452)	361
Inventories, net	(282)	722
Prepaid expenses and other	134	167
Accounts payable	103	(122)
Accrued liabilities	(1,038)	(1,550)
Net cash flows provided by operating activities	4,926	4,605

Cash flows from investing activities:
Acquisition of net assets of a business	(16,660)	—
Purchases of property, plant and equipment	(370)	(343)
Net cash used in investing activities	(17,030)	(343)

Cash flows from financing activities:
Proceeds from the issuance of debt	11,000	—
Payments on debt	(3,000)	(2,500)
Dividends	(871)	(788)
Purchases of stock for treasury	(57)	(80)
Proceeds from the exercise of stock options	613	512
Net cash provided by (used in) financing activities	7,685	(2,856)

Net (decrease) increase in cash and cash equivalents	(4,419)	1,406
Cash and cash equivalents at beginning of period	7,191	3,546

Cash and cash equivalents at end of period	$2,772	$4,952

Cash paid for:
Income taxes	$2,814	$2,134
Interest	$75	$111

Supplemental non-cash activity:
Employee loans issued for the exercise of stock options	$166	$235
Repayment of employee loans related to the exercise of stock options	$347	$304

Contingent consideration as part of the acquisition of net assets of a business	$2,140	$—

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc. Notes to Condensed Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. (we, us, our, the “Company” or “Mesa”) was incorporated under the laws of the State of Colorado on March 26, 1982.  We are organized into two divisions across four physical locations.  Our Instruments division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, semiconductor and petrochemical industries.  Our Biological Indicators division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries.

Basis of Presentation

The accompanying condensed balance sheet as of March 31, 2012, has been derived from audited financial statements. The accompanying unaudited interim condensed financial statements of Mesa have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2012.

On October 1, 2012 our certificate of incorporation was amended to increase the number of authorized shares of common stock from 8,000,000 to 25,000,000.

Approximately $411,000 and $820,000, respectively, of customer payments for shipping services were reclassified from cost of revenues to revenues in the condensed statements of income for the three and six months ended September 30, 2011.  This reclassification affected revenues and cost of revenues, but had no other impact on amounts in the accompanying condensed statements of income.

The summary of our significant accounting policies is incorporated by reference to our annual report on Form 10-K as of March 31, 2012.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  We do not have any indefinite-lived intangible assets, so this guidance would not have any impact on our financial statements or disclosures.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.”  This standard includes: 1) source literature amendments to conform the language between current accounting literature and legacy source literature; 2) clarification of guidance and reference corrections; and 3) relocation of guidance to a more appropriate location.  We have not yet assessed the impact of this guidance on our financial statements and disclosures.

Note 2 — Acquisition of Net Assets of a Business

On May 15, 2012, we completed a business combination (the “Bios Acquisition”) by acquiring specific assets and assuming certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation.  The asset acquisition agreement (the “Bios Agreement”) includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The Bios Acquisition further diversifies and grows our Instruments segment, and we believe that it will maintain our historic profitability measures.

The contingent consideration arrangement requires us to pay Bios if cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price below was estimated based on the historic revenue growth rates of Bios.

We expect to achieve significant savings and income growth as we integrate the Bios operations and marketing functions.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of Bios’ net identifiable assets and, as a result, we recorded goodwill in connection with this transaction.  The goodwill is expected to be deductible for tax purposes.  All of the goodwill was assigned to our Instruments segment.

The Bios Acquisition was accounted for under the purchase method of accounting.  Our acquisition constitutes the acquisition of a business and was recognized at fair value.  We determined the estimated fair values using discounted cash flow analyses and estimates made by management.  The following reflects our allocation of the consideration, subject to customary purchase price adjustments in accordance with the Bios Agreement (in thousands):

Cash consideration	$16,660
Contingent purchase price liability	2,140
Aggregate consideration	$18,800

The purchase price was allocated as follows:
Accounts receivable, net	$478
Inventory	910
Other current assets	28
Property, plant and equipment	63
Intangibles	8,200
Goodwill	9,190
Current liabilities	(69)
Total purchase price allocation	$18,800

The accompanying condensed statements of income include the results of the Bios Acquisition from the acquisition date of May 15, 2012.  The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2012 and 2011, are as follows (in thousands, except per share data):

	Three months ended September 30,
	2012	2011
Total net revenues	$12,487	$11,614
Net income	2,269	2,104
Net income per common share:
Basic	$0.68	$0.64
Diluted	0.64	0.61

	Six months ended September 30,
	2012	2011
Total net revenues	$23,047	$22,694
Net income	4,369	3,831
Net income per common share:
Basic	$1.31	$1.17
Diluted	1.24	1.12

The above pro forma results include adjustments for amortization of acquired intangibles, interest expense and income tax expense.  The pro forma information as presented above is for informational purposes only and is not necessarily indicative of results of operations that would have been achieved if the acquisition had taken place at the dates identified.

Note 3 -   Inventories

Inventories consist of the following (in thousands):

	September 30, 2012	March 31, 2012
Raw materials	$3,998	$3,241
Work-in-process	417	331
Finished goods	1,560	1,091
Less: reserve	(345)	(225)
	$5,630	$4,438

Note 4 — Intangibles

On September 30, 2011, we entered into a license agreement with Photonic Biosystems, Inc. for certain biological indicator technology.  Under the terms of this agreement, we paid $175,000 for rights to the technology, and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  The $175,000, included in intangible assets on the accompanying condensed balance sheet as of September 30, 2012 is being amortized over ten years.  In addition, sales of products that may result from this license agreement will be subject to royalty payments.

Note 5 -   Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2012	March 31, 2012
Line of credit (1.5% at September 30, 2012)	$8,000	$—
Less: current portion	—	—
Long-term portion	$8,000	$—

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit, maturing in February 2015.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.25% to 2.00%; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.  Management elects the interest rate with each borrowing under the line of credit.  There is also an unused capacity fee of 0.15% to 0.30%.  The adjustments and unused capacity fee depend on the ratio of funded debt to our trailing four quarters of EBITDA, as defined, with four tiers ranging from a ratio of less than one to greater than two.  Letter of credit fees are based on the applicable LIBOR rate.

The Credit Facility is secured by all of our assets.  The Credit Facility requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.

In order to facilitate the Bios Acquisition, in May 2012 we borrowed $11,000,000 under the terms of the Line of Credit.  During the three and six months ended September 30, 2012 we made principal repayments of $3,000,000.  As a result, the amount outstanding under the Line of Credit was $8,000,000 as of September 30, 2012.  In October 2012, we made an additional principal payment of $1,500,000.

Future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2013	$—
2014	—
2015	8,000
$8,000

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

Note 6 - Stock-Based Compensation

Stock-based compensation costs for award grants to employees and directors are valued at fair value and recognized on a straight line basis over the service period for the entire award, with the amount of compensation cost recognized at any date equaling at least the portion of the award that is vested. We estimate forfeiture rates based on historical experience. Amounts recognized in the condensed financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2012	2011	2012	2011
Total cost of stock-based compensation charged against income before income taxes	$289	$96	$438	$192
Amount of income tax benefit recognized in earnings	101	35	151	70
Amount charged against net income	$188	$61	$287	$122
Impact on net income per common share:
Basic	$0.06	$0.02	$0.09	$0.04
Diluted	0.05	0.02	0.08	0.04

Stock-based compensation expense is included in cost of revenues and general and administrative expense in the accompanying condensed statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following summarizes the Black-Scholes assumptions:

	Six months ended September 30,
	2012	2011
Volatility	31.1%	33.4%
Risk-free interest rate	0.6 – 1.0%	2.2 - 3.6%
Expected option life (years)	5 – 10	5 – 10
Dividend yield	1.5%	1.7%

The following is a summary of option activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2012	433,785	$22.77	3.9
Options granted	103,880	50.20	5.9
Options forfeited	(31,050)	33.06
Options expired	(40)	18.98
Options exercised	(47,495)	21.56
Outstanding at September 30, 2012	459,080	28.41		$13,041

Exercisable at September 30, 2012	192,530	20.70	3.1	3,986

We issue new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $1,300,000 and $588,000 for the six months ended September 30, 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of September 30, 2012 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2012	284,875	$7.23
Options granted	103,880	12.37
Options forfeited	(31,050)	8.92
Options vested	(91,155)	6.80
Unvested at September 30, 2012	266,550	9.18

As of September 30, 2012, there was approximately $1,930,000 of total unrecognized compensation cost related to unvested stock options granted under our plans, which is expected to be recognized over a weighted-average period of 3 years.

Note 7 - Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share uses the treasury stock method to compute the weighted average common stock outstanding assuming the conversion of potentially dilutive common shares.

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net income available for stockholders	$2,248	$2,053	$4,348	$3,733
Weighted average outstanding shares of common stock	3,349	3,282	3,343	3,278
Dilutive effect of stock options	189	171	188	155
Common stock and equivalents	3,538	3,453	3,531	3,433

Net income per share:
Basic	$0.67	$0.63	$1.30	$1.14
Diluted	0.64	0.59	1.23	1.09

For the three and six months ended September 30, 2012, 84,000 outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.  No stock options were excluded for the three and six months ended September 30, 2011.

Note 8 - Contingencies

As part of the Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if the cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price was estimated based on the historic revenue growth of Bios.  We have recorded a contingent consideration liability of $2,140,000 on the accompanying condensed balance sheet as of September 30, 2012.  Any changes to the contingent consideration ultimately paid would result in additional income or expense on the condensed statements of income.  The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

During the third quarter of our year ended March 31, 2012, we determined that we had a potential liability related to the payment of state sales taxes.  We continue to evaluate this potential liability, and no adjustment was deemed necessary for the three or six month period ended September 30, 2012.

Note 9 - Segment Information

Our operations are organized into two segments:  Biological Indicators and Instruments.  The following tables set forth our segment information (in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Biological Indicators	Instruments	Total	Biological Indicators	Instruments	Total
Revenues	$5,320	$6,386	$11,706	$5,190	$4,511	$9,701

Gross profit	$3,063	$4,185	$7,248	$2,911	$2,863	$5,774
Selling expenses	414	658	1,072	427	611	1,038
	$2,649	$3,527	6,176	$2,484	$2,252	4,736
Reconciling items (1)			(2,724)			(1,500)
Earnings before income taxes			$3,452			$3,236

	Six Months Ended September 30, 2012			Six Months Ended September 30, 2011
	Biological Indicators	Instruments	Total	Biological Indicators	Instruments	Total
Revenues	$10,438	$11,828	$22,266	$9,859	$9,139	$18,998

Gross profit	$5,956	$7,748	$13,704	$5,217	$5,945	$11,162
Selling expenses	780	1,294	2,074	802	1,175	1,977
	$5,176	$6,454	11,630	$4,415	$4,770	9,185
Reconciling items (1)			(4,992)			(3,305)
Earnings before income taxes			$6,638			$5,880

(1) Reconciling items include general and administrative, research and development, and other expenses.

	September 30, 2012	March 31, 2012
Total assets
Biological Indicators	$27,851	$28,887
Instruments	32,851	13,572
Corporate and administrative	3,739	8,237
	$64,441	$50,696

All long-lived assets are located in the United States.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenues from unaffiliated customers:
United States	$7,121	$6,067	$13,491	$11,813
Foreign	4,585	3,634	8,775	7,185
	$11,706	$9,701	$22,266	$18,998

No country exceeds 10% of total revenues.

We have changed our presentation of segments to correspond to the discrete financial information reviewed by our chief operating decision maker and have stated all periods consistently.

Note 10 -    Subsequent Event

In November 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on December 14, 2012, to shareholders of record at the close of business on November 30, 2012.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute “forward-looking statements.” Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2012, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

Mesa Laboratories, Inc. has two divisions — Our Instruments division manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, semiconductor and petrochemical industries.  Our Biological Indicators division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes in the hospital, dental, medical device and pharmaceutical industries.  We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

Our revenues come from two main sources — products sales, and parts and services.  Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions.  Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrument products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.  As part of the integration of our previous biological indicator acquisitions we have been adjusting prices to achieve price parity for similar products.

Gross profit is affected by our product mix, manufacturing efficiencies and price competition.  Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross margins for some of the products have improved.  There are, however differences in gross margins between different product lines, and ultimately the mix of sales between different segments may continue to impact our overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions.  Accordingly, they may vary with sales levels.  Labor costs and amortization of intangible assets drive 70-80% of general and administrative expense.  Research and development expense is predominantly comprised of labor costs.

In May 2012, we completed the Bios Acquisition by acquiring specific assets and assuming certain liabilities of Bios, a New Jersey corporation.  The purchase price for the acquired net assets was $16,660,000 and potential contingent consideration based on revenue growth over a three year earn-out period. The contingent consideration arrangement requires us to pay Bios if cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.   We borrowed $11,000,000 under our Line of Credit to finance the acquisition, with the balance being paid from available cash.

Our New Jersey operations were not significantly impacted by Hurricane Sandy.

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of income data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three months ended September 30,			Percent
	2012	2011	Change	Change
Revenues	$11,706	$9,701	$2,005	21%
Cost of revenues	4,458	3,927	531	14%
Gross profit	7,248	5,774	1,474	26%
Gross margin	62%	60%	2%

Operating expenses	3,760	2,488	1,272	51%

Net income	2,248	2,053	195	9%
Net profit margin	19%	21%	(2)%

	Six months ended September 30,			Percent
(Dollars in thousands)	2012	2011	Change	Change
Revenues	$22,266	$18,998	$3,268	17%
Cost of revenues	8,562	7,836	726	9%
Gross profit	13,704	11,162	2,542	23%
Gross margin	62%	59%	3%

Operating expenses	6,996	5,183	1,813	35%

Net income	4,348	3,733	615	16%
Net profit margin	20%	20%	0%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three months ended September 30,			Percent
	2012	2011	Change	Change
Biological Indicators – Product	$5,320	$5,190	$130	3%
Instruments:
Product	4,474	2,780	1,694	61%
Parts and disposables	736	804	(68)	(8)%
Service	1,176	927	249	27%
Total Instruments	6,386	4,511	1,875	42%
	$11,706	$9,701	2,005	21%

	Six months ended September 30,			Percent
	2012	2011	Change	Change
Biological Indicators – Product	$10,438	$9,859	$579	6%
Instruments:
Product	8,083	5,778	2,305	40%
Parts and disposables	1,492	1,502	(10)	(1)%
Service	2,253	1,859	394	21%
Total Instruments	11,828	9,139	2,689	29%
	$22,266	$18,998	3,268	17%

Instruments revenues increased for the three and six months ended September 30, 2012 primarily due to the Bios Acquisition in May 2012.  Biological indicator product sales and other Instruments revenues showed modest growth due to continued organic growth, achieved through existing customers and expansion into new markets.

Cost of Revenues / Gross Profit

Biological indicator gross profit increased approximately $150,000 and $740,000, respectively, for the three and six months ended September 30, 2012, compared to the prior year, due to improved manufacturing efficiencies and higher sales.

Gross profit for Instruments increased approximately $1,320,000 and $1,800,000, respectively, for the three and six months ended September 30, 2012, compared to the prior year, primarily due to the Bios Acquisition.  Gross profit for other Instruments product lines was relatively unchanged.

Operating Expenses

Selling expenses increased approximately $34,000 and $97,000, respectively, for the three and six months ended September 30, 2012, compared to the prior year.  The Bios Acquisition resulted in an increase of our selling costs which was primarily offset with cost savings elsewhere.  As a percent of revenues, selling expense remained relatively flat.

General and administrative expense increased approximately $1,025,000 and $1,531,000, respectively, for the three and six months ended September 30, 2012, compared to the prior year.  The increases relate primarily to a) additional amortization of approximately $290,000 and $490,000, respectively, from the Bios Acquisition and the amortization of trademarks, which started in the fourth quarter of our year ending March 31, 2012; b) general administrative expenses from the Bios Acquisition; c) increased labor costs for additional personnel and salary adjustments, d) professional fees of approximately $80,000 and $150,000, respectively, associated with the Bios Acquisition; and e) consulting fees of approximately $110,000 and $140,000, respectively, related to upgrading our ERP system and implementing system-oriented controls as part of our Sarbanes-Oxley compliance efforts.

Research and development expense increased approximately $213,000 and $185,000, respectively, for the three and six months ended September 30, 2012, compared to the prior year.  The increases are due to additional internal personnel added as a result of the Bios Acquisition and external R&D consulting.  We continue our commitment to research and development, however, the cost of intangible assets that are purchased from others for use in research and development activities and have alternative future uses are capitalized and amortized over their expected useful life.  During the year ended March 31, 2012, we funded certain Biological Indicator research which was capitalized as an intangible asset as it had alternative future uses.  That project is ongoing during our year ending March 31, 2013.

Net Income

Net income varied consistently with the growth in revenues and gross profit, as we managed our other expenses.  Our effective income tax rate decreased period over period because the goodwill associated with the Bios Acquisition is deductible for tax purposes.

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings.  We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs.  Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions.

We invest surplus cash in various interest bearing instruments, including money market funds.  All investments are fixed dollar investments with variable rates in order to minimize the risk of principal loss.

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of approximately $13,371,000 and $14,899,000, respectively, at September 30 and March 31, 2012.  The decrease in working capital is due to the use of cash for the Bios Acquisition and repayment of long-term debt, partially offset by higher revenues and net income which generated increased cash flow.

In February 2012, we entered into the Credit Facility, which is comprised of a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In February 2012, we also extinguished our obligations under our previous debt agreement.  In May 2012, we borrowed $11,000,000 against the Line of Credit to partially finance the Bios Acquisition.  At September 30, 2012, we had unused capacity under our Line of Credit of $12,000,000.  In October 2012 we made an additional principal payment of $1,500,000.

On October 1, 2012, we amended our articles of incorporation to increase the number of authorized shares of common stock from 8 million to 25 million.

We routinely evaluate opportunities for strategic acquisitions.  Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.  We have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program.  We have purchased 156,412 shares of common stock under this program from inception through September 30, 2012.

On November 12, 2003, our Board of Directors instituted a policy of paying regular quarterly dividends. Dividends per share paid by quarter were as follows:

	Year ending March 31,
	2013	2012
First quarter	$0.13	$0.12
Second quarter	0.13	0.12
Third quarter	—	0.13
Fourth quarter	—	0.13

In November, 2012, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on December 14, 2012, to shareholders of record at the close of business on November 30, 2012.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Six months ended September 30,
	2012	2011
Net cash provided by operating activities	$4,926	$4,605
Net cash used in investing activities	(17,030)	(343)
Net cash provided by (used in) financing activities	7,685	(2,856)

Net cash provided by operating activities changed primarily due to increased revenues and improved net income, as well as management of working capital.

Net cash used in investing activities was driven by a $16,660,000 acquisition in May 2012.  Purchases of property, plant and equipment were $370,000 and $343,000, respectively, for the six months ended September 30, 2012 and 2011.

Financing activity for the six months ended September 30, 2012, included borrowing under our Line of Credit of $11,000,000, proceeds from the exercise of stock options of $613,000, partially offset by payments on long-term debt of $3,000,000 and the payment of dividends of $871,000.  Activity for the six months ended September 30, 2011, included repayment of debt of $2,500,000, payment of dividends of $788,000, partially offset by proceeds from the exercise of stock options of $512,000.

At September 30, 2012, we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  In September 2011, we entered into a license agreement for certain biological indicator technology and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  As part of our Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.

Critical Accounting Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2012 in the Critical Accounting Policies and Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2012.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at September 30, 2012.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2012. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2012.  As allowed, this evaluation excludes the operations of Bios due to the recency of the acquisition.  Revenues related to the Bios Acquisition were approximately 11% of total revenues for the six month period ended September 30, 2012.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the year ended March 31, 2012, under the heading “Part I — Item 1A. Risk Factors.”  There has been no material change in those risk factors other than the following:

Global economic conditions could materially adversely affect the Company

Our operations and performance depend on worldwide economic conditions. Uncertainty about global economic conditions poses a risk as businesses postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Other factors that could influence demand include increases in fuel and other energy costs, conditions in the real estate, labor and healthcare costs, access to credit and other macroeconomic factors affecting spending behavior. These worldwide and regional economic conditions could have a material adverse effect on demand for our products and services as our customers reduce or delay capital equipment and other types of purchases.

In the event of financial turmoil affecting the banking system and financial markets, additional consolidation of the financial services industry, or significant financial service institution failures, there could be a new or incremental tightening in the credit markets, low liquidity, and extreme volatility in fixed income, credit, currency, and equity markets.  This could have a number of effects on our business, including the insolvency or financial instability of our customers.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We made the following repurchases of our common stock, including settlement of loans to employees for the exercise of stock options, within the second quarter of the year covered by this report.

	Shares Purchased	Avg. Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 2012	338	$46.94	155,505	144,495
August 2012	—	—	155,505	144,495
September 2012	907	48.17	156,412	143,588
Total	1,245	48.14

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
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (iv) Notes to the Condensed Financial Statements.

b)  Reports on Form 8-K:

On October 12, 2012, the Registrant filed a Report on Form 8-K, under Items 5.02 and 8.01, reporting a future departure of a certain officer and the planned appointment of a certain officer.

On September 20, 2012, the Registrant filed a Report on Form 8-K, under Item 5.07, reporting the results of matters put to a vote of security holders.  All matters passed.

On August 13, 2012, the Registrant filed a Report on Form 8-K, under Items 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended June 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Registrant)

DATED:	November 13, 2012	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer,
President, Treasurer, and Director

DATED:	November 13, 2012	BY:	/s/ Steven W. Peterson
Steven W. Peterson
Vice President-Finance,
Chief Financial and Accounting Officer and Secretary