Form 10-Q
period 2012-12-31
MESA LABORATORIES INC /CO
filed 2013-02-08
CIK 724004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark  one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

There were 3,379,518 shares of the Issuer’s common stock, no par value, outstanding as of January 31, 2013.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	December 31, 2012 (Unaudited)	March 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$2,722	$7,191
Accounts receivable, net	7,595	6,486
Inventories, net	5,281	4,438
Prepaid expenses and other	960	1,046
Total current assets	16,558	19,161

Property, plant and equipment, net	7,328	7,266
Intangibles and other, net	16,091	9,819
Goodwill	23,640	14,450

Total assets	$63,617	$50,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$883	$573
Accrued salaries and payroll taxes	2,219	2,134
Other accrued expenses	488	504
Income taxes payable	269	1,051
Total current liabilities	3,859	4,262

Deferred income taxes payable	2,519	2,519
Long-term debt	5,000	—
Contingent consideration	2,140	—
Total liabilities	13,518	6,781

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,370,819 shares (December 31, 2012) and 3,321,965 shares (March 31, 2012)	7,613	6,699
Employee loans to purchase stock	(226)	(396)
Retained earnings	42,712	37,612
Total stockholders’ equity	50,099	43,915

Total liabilities and stockholders’ equity	$63,617	$50,696

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Income

(Unaudited)

(In thousands except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011

Revenues	$11,361	$9,650	$33,627	$28,648
Cost of revenues	4,414	3,765	12,976	11,601
Gross profit	6,947	5,885	20,651	17,047

Operating expenses
Selling	1,223	949	3,297	2,926
General and administrative	2,759	1,432	6,782	3,924
Research and development	501	342	1,399	1,056
Total operating expenses	4,483	2,723	11,478	7,906

Operating income	2,464	3,162	9,173	9,141
Other expense, net	38	31	109	130

Earnings before income taxes	2,426	3,131	9,064	9,011

Income taxes	883	1,144	3,173	3,291

Net income	$1,543	$1,987	$5,891	$5,720

Net income per share:
Basic	$0.46	$0.60	$1.76	$1.74
Diluted	0.44	0.57	1.67	1.66

Weighted average common shares outstanding:
Basic	3,360	3,286	3,349	3,280
Diluted	3,542	3,498	3,527	3,454

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine months ended December 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,891	$5,720
Depreciation and amortization	2,585	1,636
Stock based compensation	897	349
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	(631)	914
Inventories, net	67	857
Prepaid expenses and other	114	134
Accounts payable	310	(119)
Accrued liabilities	(782)	(582)
Net cash flows provided by operating activities	8,451	8,909

Cash flows from investing activities:
Acquisition of net assets of a business	(16,660)	(712)
Purchases of property, plant and equipment	(656)	(545)
Net cash used in investing activities	(17,316)	(1,257)

Cash flows from financing activities:
Proceeds from the issuance of debt	11,000	—
Payments on debt	(6,000)	(4,750)
Dividends	(1,341)	(1,216)
Purchases of stock for treasury	(57)	(60)
Proceeds from the exercise of stock options	794	519
Net cash provided by (used in) financing activities	4,396	(5,507)

Net (decrease) increase in cash and cash equivalents	(4,469)	2,145
Cash and cash equivalents at beginning of period	7,191	3,546

Cash and cash equivalents at end of period	$2,722	$5,691

Cash paid for:
Income taxes	$4,125	$3,280
Interest	120	134

Supplemental non-cash activity:
Employee loans issued for the exercise of stock options	$177	$235
Repayment of employee loans related to the exercise of stock options	347	301

Contingent consideration as part of the acquisition of net assets of a business	$2,140	$—

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc. Notes to Condensed Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. (we, us, our, the “Company” or “Mesa”) was incorporated under the laws of the State of Colorado on March 26, 1982.  We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into two divisions across four physical locations.  Our Instruments division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, semiconductor and petrochemical industries.  Our Biological Indicators division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries.

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

On October 1, 2012 our articles of incorporation were amended to increase the number of authorized shares of common stock from 8,000,000 to 25,000,000.

Approximately $390,000 and $1,210,000, respectively, of customer payments for shipping services were reclassified from cost of revenues to revenues in the condensed statements of income for the three and nine months ended December 31, 2011.  This reclassification affected revenues and cost of revenues, but had no other impact on amounts in the accompanying condensed statements of income.

The summary of our significant accounting policies is incorporated by reference to our annual report on Form 10-K as of March 31, 2012.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment.”  We do not have indefinite-lived intangible assets, as a result, this guidance does not have an impact on our financial statements or disclosures.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvements.”  This standard includes: 1) source literature amendments to conform the language between current accounting literature and legacy source literature; 2) clarification of guidance and reference corrections; and 3) relocation of guidance to a more appropriate location.  The adoption of this standard did not have an impact on our financial statements and disclosures.

Note 2 - Acquisition of Net Assets of a Business

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

The Bios Acquisition constitutes the acquisition of a business and was recognized at fair value.  We determined the estimated fair values using discounted cash flow analyses and estimates made by management.  The following reflects our allocation of the consideration, subject to customary purchase price adjustments in accordance with the Bios Agreement (in thousands):

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

The accompanying condensed statements of income include the results of the Bios Acquisition from the acquisition date of May 15, 2012. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2012 and 2011, are as follows (in thousands, except per share data):

	Nine months ended December 31,
	2012	2011
Total net revenues	$34,408	$34,036
Net income	5,912	5,863
Net income per common share:
Basic	$1.77	$1.79
Diluted	1.68	1.70

The above pro forma results include adjustments for amortization of acquired intangibles, interest expense and income tax expense.  The pro forma information as presented above is for informational purposes only and is not necessarily indicative of results of operations that would have been achieved if the acquisition had taken place at the dates identified.

Note 3 - Inventories

Inventories consist of the following (in thousands):

	December 31, 2012	March 31, 2012
Raw materials	$3,890	$3,242
Work-in-process	446	331
Finished goods	1,360	1,090
Less: reserve	(415)	(225)
	$5,281	$4,438

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012	March 31, 2012
Line of credit (1.5% at December 31, 2012)	$5,000	$—
Less: current portion	—	—
Long-term portion	$5,000	$—

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit, maturing in February 2015.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.25% to 2.00%; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.  We elect the interest rate with each borrowing under the line of credit.  In addition, there is an unused capacity fee of 0.15% to 0.30%.  The adjustments and unused capacity fee depend on the ratio of funded debt to our trailing four quarters of EBITDA, as defined, with four tiers ranging from a ratio of less than one to greater than two.  Letter of credit fees are based on the applicable LIBOR rate.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.  We were in compliance with these covenants at December 31, 2012.

In order to facilitate the Bios Acquisition, in May 2012 we borrowed $11,000,000 under the terms of the Line of Credit.  During the three and nine months ended December 31, 2012 we made principal repayments of $3,000,000 and $6,000,000, respectively.  As a result, the amount outstanding under the Line of Credit was $5,000,000 as of December 31, 2012.  In January 2013, we made an additional principal payment of $1,000,000.

Future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2013	$—
2014	—
2015	5,000
$5,000

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

Note 5 - Stock-Based Compensation

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

	Three months ended December 31,		Nine months ended December 31,
	2012	2011	2012	2011
Total cost of stock-based compensation charged against income before income taxes	$459	$157	$897	$349
Amount of income tax benefit recognized in earnings	163	57	314	127
Amount charged against net income	$296	$100	$583	$222
Impact on net income per common share:
Basic	$0.09	$0.03	$0.17	$0.07
Diluted	0.08	0.03	0.17	0.06

Stock-based compensation expense is included in cost of revenues and general and administrative expense in the accompanying condensed statements of income.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following summarizes the Black-Scholes assumptions used for option grants:

	Nine months ended December 31,
	2012	2011
Volatility	29.3%	33.5%
Risk-free interest rate	0.6-1.0%	0.9-2.2%
Expected option life (years)	5-10	5-10
Dividend yield	1.4%	1.8%

The following is a summary of option activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2012	433,785	$22.77	3.9
Options granted	116,080	50.01	6.0
Options forfeited	(36,110)	33.04
Options expired	(40)	18.98
Options exercised	(63,375)	20.17
Outstanding at December 31, 2012	450,340	29.33		$9,392

Exercisable at December 31, 2012	180,925	21.30	3.0	5,212

We issue new shares of common stock upon exercise of stock options.  The total intrinsic value of options exercised was $1,800,000 and $738,000 for the nine months ended December 31, 2012 and 2011, respectively.

A summary of the status of our unvested option shares as of December 31, 2012 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2012	284,875	$7.23
Options granted	116,080	12.45
Options forfeited	(36,110)	8.97
Options vested	(95,430)	6.80
Unvested at December 31, 2012	269,415	9.40

As of December 31, 2012, there was approximately $2,084,000 of total unrecognized compensation cost related to unvested stock options granted under our plans, which is expected to be recognized over a weighted-average period of 3 years.

Effective November 30, 2012, as part of our Chief Financial Officer transition, 14,400 unvested options were modified to a) extend the expiration date to 10 years following the original grant date, b) allow them to be exercised through their expiration date, and c) accelerate the vesting such that all options will vest by November 30, 2014.  This is a modification of the terms of an equity award and, accordingly, we have treated this as an exchange of the original award for a new award.  We recorded incremental compensation expense of approximately $240,000 during the three and nine months ended December 31, 2012, included in general and administrative expense on the accompanying condensed statements of income.

Note 6 - Net Income Per Share

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net income available for stockholders	$1,543	$1,987	$5,891	$5,720
Weighted average outstanding shares of common stock	3,360	3,286	3,349	3,280
Dilutive effect of stock options	182	212	178	174
Common stock and equivalents	3,542	3,498	3,527	3,454

Net income per share:
Basic	$0.46	$0.60	$1.76	$1.74
Diluted	0.44	0.57	1.67	1.66

For the three and nine months ended December 31, 2012, 81,000 outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.  No stock options were excluded for the three and nine months ended December 31, 2011.

Note 7 - Contingencies

As part of the Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if the cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price was estimated based on the historic revenue growth of Bios.  We recorded a contingent consideration liability of $2,140,000 on the accompanying condensed balance sheet as of December 31, 2012.  Any changes to the contingent consideration ultimately paid would result in additional income or expense on the condensed statements of income.  There has been no material change to the contingent consideration liability as of December 31, 2012.  The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

During the three months ended December 31, 2012, we determined that we have a potential liability for state sales taxes.  The ultimate amount due will depend upon a number of factors, including the amount of sales that were made to customers who already paid the tax or who are exempt, and any penalties and interest.  We recorded an estimate of $100,000, which is included in other accrued expenses on the accompanying condensed balance sheets, and general and administrative expense in the accompanying condensed statements of income.  This estimate may change as further analysis is completed and sales tax returns are filed.  During the three months ended December 31, 2011, we determined that we had a separate liability for state sales taxes and recorded an estimate of $250,000.  During the three months ended June 30, 2012, we settled the liability and determined that no additional liability was required.  We continue to evaluate our exposure in additional states, but at this time the amount of the potential liability, if any, is not estimable.

Note 8 - Segment Information

Our operations are organized into two segments: Biological Indicators and Instruments. The following tables set forth our segment information (in thousands):

	Three Months Ended December 31, 2012			Three Months Ended December 31, 2011
	Biological Indicators	Instruments	Total	Biological Indicators	Instruments	Total
Revenues	$5,154	$6,207	$11,361	$4,742	$4,908	$9,650

Gross profit	$2,936	$4,011	$6,947	$2,540	$3,345	$5,885
Selling expenses	385	838	1,223	391	558	949
	$2,551	$3,173	5,724	$2,149	$2,787	4,936
Reconciling items (1)			(3,298)			(1,805)
Earnings before income taxes			$2,426			$3,131

	Nine Months Ended December 31, 2012			Nine Months Ended December 31, 2011
	Biological Indicators	Instruments	Total	Biological Indicators	Instruments	Total
Revenues	$15,590	$18,037	$33,627	$14,600	$14,048	$28,648

Gross profit	$8,890	$11,761	$20,651	$7,756	$9,291	$17,047
Selling expenses	1,165	2,132	3,297	1,194	1,732	2,926
	$7,725	$9,629	17,354	$6,562	$7,559	14,121
Reconciling items (1)			(8,290)			(5,110)
Earnings before income taxes			$9,064			$9,011

(1) Reconciling items include general and administrative, research and development, and other expenses.

	December 31, 2012	March 31, 2012
Total assets
Biological Indicators	$27,392	$28,887
Instruments	32,511	13,572
Corporate and administrative	3,714	8,237
	$63,617	$50,696

All long-lived assets are located in the United States.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Net revenues from unaffiliated customers:
United States	$7,013	$5,684	$20,504	$17,497
Foreign	4,348	3,966	13,123	11,151
	$11,361	$9,650	$33,627	$28,648

No foreign country exceeds 10% of total revenues.

We have changed our presentation of segments to correspond to the discrete financial information reviewed by our chief operating decision maker and have stated all periods consistently.

Note 9 - Subsequent Event

In February 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on March 15, 2013, to shareholders of record at the close of business on February 27, 2013.

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

General Discussion

We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins.  Mesa Laboratories, Inc. has two divisions — Our Instruments division manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, semiconductor and petrochemical industries.  Our Biological Indicators division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes in the hospital, dental, medical device and pharmaceutical industries.  We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

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

Selling expense is driven primarily by labor costs, including salaries and commissions.  Accordingly, it may vary with sales levels.  Labor costs and amortization of intangible assets drive 70-80% of general and administrative expense.  Research and development expense is predominantly comprised of labor costs.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of income data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three months ended December 31,			Percent
	2012	2011	Change	Change
Revenues	$11,361	$9,650	$1,711	18%
Cost of revenues	4,414	3,765	649	17%
Gross profit	6,947	5,885	1,062	18%
Gross margin	61%	61%	—%

Operating expenses	4,483	2,723	1,760	65%

Net income	1,543	1,987	(444)	(22)%
Net profit margin	14%	21%	(7)%

	Nine months ended December 31,			Percent
	2012	2011	Change	Change
Revenues	$33,627	$28,648	$4,979	17%
Cost of revenues	12,976	11,601	1,375	12%
Gross profit	20,651	17,047	3,604	21%
Gross margin	61%	60%	1%

Operating expenses	11,478	7,906	3,572	45%

Net income	5,891	5,720	171	3%
Net profit margin	18%	20%	(2)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three months ended December 31,			Percent
	2012	2011	Change	Change
Biological Indicators — Product	$5,154	$4,742	$412	9%
Instruments:
Product	4,316	3,305	1,011	31%
Parts and disposables	698	719	(21)	(3)%
Service	1,193	884	309	35%
Total Instruments	6,207	4,908	1,299	26%
	$11,361	$9,650	$1,711	18%

	Nine months ended December 31,			Percent
	2012	2011	Change	Change
Biological Indicators — Product	$15,590	$14,600	$990	7%
Instruments:
Product	12,399	9,084	3,315	36%
Parts and disposables	2,191	2,220	(29)	(1)%
Service	3,447	2,744	703	26%
Total Instruments	18,037	14,048	3,989	28%
	$33,627	$28,648	$4,979	17%

Instruments revenues for the three and nine months ended December 31, 2012 increased as compared to the prior year as a result of the Bios Acquisition, partially offset by lower revenues from the legacy Instruments product lines.  The decrease in revenue from the legacy Instrument product lines is due to cyclical variability on a quarter by quarter basis.

Biological Indicator revenues for the three and nine months ended December 31, 2012 increased as compared to the prior year as a result of continued organic growth, achieved through existing customers and expansion into new markets.

Effective January 1, 2013, we are subject to a 2.3% medical device excise tax on the domestic sales of a majority of our medical instruments and biological indicators.  Wherever possible, we renegotiated prices with our customers to recover this additional cost.  We can offer no assurance that we will be able to successfully recover the full amounts paid as medical device excise tax.

Gross Profit

The following summarizes our gross profit by source (in thousands, except percent data):

	Three months ended December 31,			Percent
	2012	2011	Change	Change
Biological Indicators	$2,936	$2,540	$396	16%
Instruments	4,011	3,345	666	20%
	$6,947	$5,885	$1,062	18%

	Nine months ended December 31,			Percent
	2012	2011	Change	Change
Biological Indicators	$8,890	$7,756	$1,134	15%
Instruments	11,761	9,291	2,470	27%
	$20,651	$17,047	$3,604	21%

Instruments gross profit for the three and nine months ended December 31, 2012 increased as compared to the prior year as a result of the Bios Acquisition, partially offset by lower gross profit from the legacy Instrument product lines.  The decrease in gross profit from the legacy Instrument product lines is due to cyclical variability of sales on a quarter by quarter basis which also affects the absorption of fixed costs in any given quarter.

Biological Indicator gross profit for the three and nine months ended December 31, 2012 increased as compared to the prior year as a result of improved manufacturing efficiencies and increased sales.

Operating Expenses

Operating expenses increased (decreased) as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three months ended December 31, 2012	Nine months ended December 31, 2012
Selling	$274	$371

General and administrative
Chief Financial Officer transition	526	526
ERP system upgrade and SOX compliance	55	220
Bios Acquisition — professional fees	—	150
Amortization — Bios Acquisition	260	650
Amortization — Trademarks	40	120
Stock option expense	50	230
Sales tax accrual	(150)	(150)
Personnel costs	360	680
Other, net	186	432
	1,327	2,858

Research and development	159	343

Operating expenses	$1,760	$3,572

Selling — The Bios Acquisition resulted in an increase of our selling costs, with negligible increase in other product lines.  As a percent of revenues, selling expense remained relatively flat.

General and administrative — As part of our Chief Financial Officer transition, certain unvested options were modified, resulting in incremental stock option expense of approximately $240,000 for the three and nine months ended December 31, 2012.  The balance of the Chief Financial officer transition impact includes a severance package and miscellaneous other costs.  All costs associated with the transition were expensed in the three months ended December 31, 2012.  We have upgraded our ERP system and implemented computer-based controls as part of our Sarbanes-Oxley compliance efforts, which we believe makes us better prepared for any future growth we may experience.  Amortization expense increased due to the Bios Acquisition, in May 2012, and the amortization of trademarks, which began in February 2012.  We recorded estimated tax liabilities of $100,000 and $250,000, respectively, for the three months ended December 31, 2012 and 2011.  Personnel costs increased primarily due to the Bios Acquisition, but also for additional personnel and salary adjustments.    The remaining increase primarily consists of general and administrative expenses associated with the acquired Bios operations.

Research and development — The increase is due to additional internal personnel added as a result of the Bios Acquisition and external research and development consulting costs, as we continue our commitment to research and development.  The cost of intangible assets that are purchased from others for use in research and development activities and have alternative future uses, however, are capitalized and amortized over their expected useful life.  During the year ended March 31, 2012, we capitalized $175,000 of Biological Indicator research as an intangible asset, as it had alternative future uses, and are amortizing it through research and development expense over ten years.  That project is ongoing during our year ending March 31, 2013.

Net Income

Net income varied consistently with the growth in revenues, gross profit and operating expenses.  Other expenses, consisting primarily of interest expense, remained relatively flat.  Our effective income tax rate decreased period over period as the goodwill associated with the Bios Acquisition is deductible for tax purposes.  After filing our tax returns for the year ended March 31, 2012, however, we revised our estimate of the annualized effective income tax rate in the three month period ended December 31, 2012.  This resulted in an increase to our effective income tax rate from other previously reported periods in the year ending March 31, 2013.  As of January 1, 2013, we will begin paying a 2.3% medical device excise tax on the domestic sales of a majority of our medical instruments and biological indicators.

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

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $12,699,000 and $14,899,000, respectively, at December 31, 2012 and March 31, 2012.  The decrease in working capital is due to the use of cash for the Bios Acquisition and repayment of long-term debt, offset by cash flows from operations.

In February 2012, we entered into the Credit Facility, which is comprised of a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In February 2012, we also extinguished our obligations under our previous debt agreement.  In May 2012, we borrowed $11,000,000 against the Line of Credit to partially finance the Bios Acquisition.  At December 31, 2012, we had unused capacity under our Line of Credit of $15,000,000.  In January 2013 we made an additional principal payment of $1,000,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program.  We have purchased 156,412 shares of common stock under this program from inception through December 31, 2012.

We have been paying regular quarterly dividends since 2003.  Dividends per share paid by quarter were as follows:

	Year ending March 31,
	2013	2012
First quarter	$0.13	$0.12
Second quarter	0.13	0.12
Third quarter	0.14	0.13
Fourth quarter	—	0.13

In February 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on March 15, 2013, to shareholders of record at the close of business on February 27, 2013.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Nine months ended December 31,
	2012	2011
Net cash provided by operating activities	$8,451	$8,909
Net cash used in investing activities	(17,316)	(1,257)
Net cash provided by (used in) financing activities	4,396	(5,507)

Net cash provided by operating activities changed primarily due to increases in revenues and corresponding net income, offset by the timing of certain working capital expenditures related to inventory, income taxes, and our expanding international customer base, which has extended payment terms.

Net cash used in investing activities was primarily for the $16,660,000 Bios Acquisition in May 2012.  In addition, purchases of property, plant and equipment were $656,000 and $545,000, respectively, for the nine months ended December 31, 2012 and 2011.

Net cash provided by financing activities for the nine months ended December 31, 2012, resulted from borrowings under our Line of Credit of $11,000,000 and proceeds from the exercise of stock options of $794,000, partially offset by payments on long-term debt of $6,000,000 and the payment of dividends of $1,341,000.  Net cash used in financing activities for the nine months ended December 31, 2011, resulted from the repayment of debt of $4,750,000, payment of dividends of $1,216,000, partially offset by proceeds from the exercise of stock options of $519,000.

At December 31, 2012, we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which would be payable in less than one year.  In September 2011, we entered into a license agreement for certain biological indicator technology and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  As part of our Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at December 31, 2012.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2012. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2012.  As allowed, this evaluation excludes the operations of Bios due to the recency of the acquisition.  Revenues related to the Bios Acquisition were approximately 12% of total revenues for the nine months ended December 31, 2012.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2012, we implemented numerous computer-based controls.  These additional computer-based controls have strengthened our internal controls and positioned us to more easily maintain effective internal controls as we implement our growth strategy.

Part II. Other Information

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our annual report on Form 10-K for the year ended March 31, 2012, under the heading “Part I — Item 1A. Risk Factors.”  There have been no material changes to those risk factors other than the following:

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

Our business may be subject to sales tax

The application of indirect taxes, such as sales tax, is a complex and evolving issue.  A company must collect and remit state sales tax from its customers, if the company has “nexus” in that particular state.  The determination of nexus varies by state and often requires knowledge of each state’s sales tax case law.  The application of existing, new or future laws could change the states in which we have nexus, which could have an adverse effect on our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no repurchases of our common stock, including settlement of loans to employees for the exercise of stock options, for the three months ended December 31, 2012.

On November 7, 2005, the Board of Directors of Mesa Laboratories, Inc. adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board.  As of December 31, 2012, we had purchased 156,412 shares, leaving 143,588 remaining under the plan.

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
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (iv) Notes to the Condensed Financial Statements.

b) Reports on Form 8-K:

On December 14, 2012, the Registrant filed a Report on Form 8-K, under Item 5.02, reporting that the Registrant entered into employment agreements with certain officers.

On November 30, 2012, the Registrant filed a Report on Form 8-K, under Item 5.02, reporting the departure of the Registrant’s Chief Financial Officer and the appointment of a new Chief Financial Officer.

On November 8, 2012, the Registrant filed a Report on Form 8-K, under Item 2.02, reporting the issuance of a press release reporting revenues and earnings for the quarter ended September 30, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Registrant)

DATED:	February 8, 2013	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED:	February 8, 2013	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer