Form 10-K
period 2013-03-31
MESA LABORATORIES INC /CO
filed 2013-06-06
CIK 724004

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

The aggregate market value as of September 28, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter), of the voting and non-voting common equity of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) computed by reference to the price at which the common equity was last sold ($48.38 per share) was $108,981,000.

The number of outstanding shares of the common stock as of May 31, 2013 was 3,395,847.

Forward Looking Statements

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute “forward-looking statements.”  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature.  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth and statements expressing general views about future operating results — are forward-looking statements.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to, those described in Part I, “Item 1A.  Risk Factors” and elsewhere in this report and those described from time to time in our future reports to be filed with the Securities and Exchange Commission.

PART I

ITEM 1.  BUSINESS

Introduction

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

Our Lakewood, Colorado and Butler, New Jersey facilities manufacture our Instruments Division products, which include the DataTrace®, Medical, Bios, Torqo®, and Nusonics® brands.  Our Omaha, Nebraska and Bozeman, Montana locations manufacture our Biological Indicators Division products — the Mesa and Apex™ brands.

Our philosophy is to manufacture a quality product and provide a high level of on-going service for those products.  Our revenues come from two main sources — product sales, and parts and services.  Our strategic goals involve continuing to grow revenues and profits through three key strategies — a) improving our distribution channels, b) introducing new products to the market, and c) seeking out companies or product lines to acquire.

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

Our principal executive offices and corporate headquarters are located at 12100 West Sixth Ave., Lakewood, Colorado 80228, and our telephone number is 303-987-8000.  Our website is www.mesalabs.com.  The information contained or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Instruments Division

Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, semiconductor and petrochemical industries.  Generally, our instrument products are used for testing, quality control, safety validation and regulatory compliance.  Our Instruments Division products include:  1) DataTrace data loggers, which are used in critical manufacturing and quality control processes in the food, pharmaceutical and medical device industries; 2) Medical meters and calibration solutions, which are used for quality control in dialysis clinics and dialysis machine manufacturing operations; 3) Gas flow calibration equipment, which is used for quality control, occupational health and safety, and environmental air monitoring in metrology labs, industrial hygiene and environmental air sampling; 4) Torqo torque testing systems, which are used to measure bottle cap tightness in the beverage and pharmaceutical industries; and 5) Nusonics concentration analyzers, pipeline interface detectors and flow meter products used in the chemical, food, pharmaceutical and plastics industries.

Data Loggers

Our data logger products are self-contained, wireless, high precision instruments that are used in critical manufacturing, quality control and validation applications.  They are used to measure temperature, humidity and pressure inside a process or a product during manufacturing.  In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications.  The products consist of individual data loggers, a personal computer (“PC”) interface, software and various accessories.  A customer typically purchases a large number of data loggers along with a single PC interface and the software package.  In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then collects stored process data from the data logger either through the PC interface or wirelessly via a radio link.  The user can then prepare tabular and graphical reports using the software.  Unique aspects of our data loggers are their ability to operate at elevated temperatures and in explosive environments — important differentiating factors in the marketplace and, consequently, they are used by companies to control their most critical processes, such as sterilization.  Industries utilizing the data loggers include food processing, pharmaceutical manufacturing, medical device companies, and contract sterilizers.

Medical Meters and Calibration Solutions

Our medical meters are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine.  Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate.  The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis machine is working within prescribed limits and delivering properly prepared dialysate.  We manufacture two styles of medical meters; those designed for use by dialysis machine manufacturers and biomedical technicians, and those used primarily by dialysis nurses.  The meters for technicians are characterized by exceptional accuracy, stability and flexibility, and are used by the industry as the primary standard for the calibration of dialysis machines.  The meters designed for use by dialysis nurses are known primarily for their ease of use and incorporate a patented, built-in syringe sampling system.  These meters are used as the final quality control check on the dialysate just prior to starting a treatment.  In addition to the dialysate meters, we market a line of standard solutions for use in dialysis clinics for calibration and testing.  These standard solutions are regularly consumed by the dialysis clinics thus, along with calibration services, are less impacted by general economic conditions than instrument sales.  Customers that utilize these products include dialysis facilities, medical device manufacturers and biomedical service companies.

Gas Flow Calibration Equipment

Gas flow is defined as the volume of gas per unit of time through a system.  Our DryCal® technology, which measures gas, is considered to be a “primary standard” of gas flow, as it involves a direct measurement of volume and time.  Many other gas flow meters measure flow via indirect means of either a pressure drop across a flow restriction or through the transfer of heat from the gas flow.  Some of our devices may also incorporate measurement of pressure and temperature, which allows them to convert volumetric flow to mass flow.  Our gas flow calibration equipment provides the precise standards required by laboratories and industry in the design, development, manufacture, installation and calibration of various gas and mass flow meters, and air sampling devices.  Our flow meters are used in many industries where professionals require the superior accuracy, reliability and ease of operation that our flow meters provide, including 1) industrial hygienists, 2) calibration and research laboratories, 3) manufacturers who design, develop and manufacture gas and mass flow meters, and 4) industry engineering and manufacturing companies that utilize gas and mass flow meters.

Torque Testing Systems

Our automated torque testing system is a durable and reliable motorized cap torque analyzer used throughout the packaging industry.  With its on-board microprocessor, the torque system is easy to use, easy to set up and mostly maintenance free.  The primary advantages of our torque instruments are their high accuracy and long term consistency of measurement.  Unlike manual torque testing instruments, our motorized torque system eliminates the effects on the measurement results of different operators and different cap removal speeds.  With a motorized torque testing system, the force applied to a cap is precisely the same in each testing cycle, regardless of who may be operating the machine, or how strong they may be.  Our torque system provides the information that helps the packaging operation track events, and potential problems, during the manufacturing process so that corrections can be performed in a timely fashion.  Industries utilizing these instruments include food processors, beverage companies, pharmaceutical, and consumer product manufacturers.

Concentration Analyzers and Flow Meters

Our primary Nusonics brand ultrasonic fluid measurement products include flow meters and concentration monitors.  While the total market for flow meters is very large, our flow meters best serve applications where cleanliness and resistance to corrosives are required, such as water treatment, chemical processing and heating, ventilation and air conditioning (“HVAC”) applications.  The concentration monitor component of the product line consists of pipeline interface detectors for petrochemical applications and concentration analyzers for a wider variety of industry application, such as chemical, food, pharmaceutical and plastics processes.  The ultrasonic products have been subject to strong competition in the marketplace in recent years, primarily from larger, well established process control companies.  Consequently, sales of these products have decreased and currently represent a minor portion of our total revenue.  Today, most sales are made to existing customers who are replacing or adding to their current infrastructure, and it is not expected that we will make significant investments in these products in the future.

Biological Indicators Division

Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas (such as Ethylene Oxide or Chlorine Dioxide), hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries.  Our biological indicators are registered medical devices manufactured under International Standards Organization (“ISO”) 13485 controlled processes.  They are developed and used according to the Association for the Advancement of Medical Instrumentation (“AAMI”) guidelines, which are adopted as the worldwide standard under ISO.

Biological indicators consist of resistant spores of certain microorganisms that are applied on a convenient substrate, such as a small piece of filter paper.  The spores are well characterized in terms of numbers and resistance to sterilization.  In use, the biological indicator is exposed to a sterilization process and then tested to determine the presence of surviving organisms.  Our biological indicators include a) spore strips, which require post-processing transfer to a growth media, b) self-contained products, which have the growth media already pre-packaged in crushable ampoules, and c) culture media.  Chemical indicators are similar to biological indicators, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions.  Biological indicators and chemical indicators are often used together to monitor processes.  Biological indicators are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets include healthcare, such as dental offices and hospitals, and industrial, such as medical device and pharmaceutical manufacturers.

Our biological indicators are distinguished in the marketplace by their high level of quality, consistency and flexibility.  A variety of different formats allows the biological indicators to be used in many different types of processes and products.  For example, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained biological indicator may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process.  In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization.  During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.

Market Factors

Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions.  Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrument products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.  As part of the integration of our previous biological indicator acquisitions we have adjusted prices to achieve price parity for similar products.

Manufacturing

We conduct research, manufacturing, and support of our Instruments Division products from our facilities in Lakewood, Colorado and Butler, New Jersey.  Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release.  Our torque testing products previously were manufactured in Amherst, New Hampshire until December 2010, when they were permanently moved to the Lakewood facility.  Facilities in Bozeman, Montana and Omaha, Nebraska are used for the Biological Indicators Division.  Our biological indicator products are manufactured by growing microbiological spores from raw materials, forming the finished products and testing the finished biological indicators using established quality control tests.  The Apex brand biological indicator products were manufactured at the Apex Laboratories facility in Sanford, North Carolina until April 2011, when manufacturing commenced at our Bozeman, Montana operations.

Most of the materials and components used in our product lines are available from a number of different suppliers.  We generally maintain multiple sources of supply, but are dependent on a single source for certain items.  We believe that alternative sources could be developed, if required, for present single supply sources.  Although our dependence on these single supply sources may involve a degree of risk, to date we have been able to acquire sufficient stock to meet our production requirements.

Marketing and Distribution

Domestically, we generate sales to end users through our sales and marketing staff and distributors.  We use approximately 275 distributors throughout Europe, Africa, Asia, South America, Australia, Canada and Central America for international sales and distribution.  Sales promotions include trade shows, direct mail campaigns, internet and other digital forms of advertising.

Our Instruments Division marketing effort is focused on offering quality products to our customers that will aid them in containing cost, improving the quality of their products and services, and helping them meet their regulatory requirements.  Customers primarily include manufacturers of foods, beverages, pharmaceutical products, medical devices, contract sterilizing services and dialysis clinics.

Our Biological Indicators Division marketing focuses on providing quality test products in a variety of different formats, which minimize incubation and test result time.  Customers include companies providing sterility assurance testing to the dental office market, hospitals, contract sterilizing services and various industrial users involved in pharmaceutical and medical device manufacturing.

As of and for the years ended March 31, 2013, 2012 and 2011, no individual customer represented more than 10% of our accounts receivable or revenues.

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

Research and Development

We are committed to an active research and development program dedicated to innovating new products and improving the quality and performance of our existing products.  We spent $2,011,000, $1,534,000 and $1,441,000 for the years ended March 31, 2013, 2012 and 2011, respectively, on research and development activities, including amounts capitalized as intangible assets.

Government Regulation

While our quality system and manufacturing processes are generally the same throughout the Instruments Division, specific products are compliant under ISO 13485, ISO 17025 and certain U.S. Federal regulations.  Compliance requires us to obtain third party certification for these products.

Several products in both the Instruments and Biological Indicators Divisions are medical devices subject to the provisions of the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976 (hereinafter referred to as the “Act”).  The Act requires any company proposing to market a medical device to notify the Food and Drug Administration (“FDA”) of its intention at least ninety days before doing so and in such notification must advise the FDA as to whether the device is substantially equivalent to a device marketed prior to May 28, 1976.  We have received permission from the FDA to market all of the products requiring such permission.

Some of our facilities are subject to FDA regulations and inspections, which may be time-consuming and costly.  This includes on-going compliance with the FDA’s current Good Manufacturing Practices regulations that require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use.  Failure to comply with these practices renders the product adulterated and could subject us to an interruption of manufacturing and selling these products, and possible regulatory action by the FDA.

The manufacture and sale of medical devices is also regulated by some states.  Although there is substantial overlap between state regulations and the regulations of the FDA, some state laws may apply.  We do not anticipate that complying with state regulations, however, will create any significant problems.  Foreign countries also have laws regulating medical devices sold in those countries, which may cause us to expend additional resources on compliance.

Employees

On March 31, 2013, we had 215 employees, of which 139 are employed for manufacturing and quality assurance, 15 for research and development, 38 for sales and marketing, and 23 for administration.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this Annual Report on Form 10-K and other documents we filed with the SEC, you should carefully consider the following factors, which could materially affect our business, financial condition or results of operations in future periods.  The risks and uncertainties described below are those that we have identified as material, but are not the only risks and uncertainties facing us.  Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Conditions in the global economy, the markets we serve and the financial markets may adversely affect our business and results of operations.

Our business is sensitive to general economic conditions, both inside and outside the United States.  Slower global economic growth, credit market crisis, high levels of unemployment, reduced levels of capital expenditures, government deficit reduction, sequestration and other austerity measures and other challenges affecting the global economy could affect us and our distributors, customers and suppliers, including having the effect of:

•                  reducing demand for our products and services, limiting financing available to our customers, increasing order cancellations and resulting in longer sales cycles;

•                  increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories; and

•                  increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations, which could increase the risks identified above.

If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is a significant deterioration in the global economy or such markets, or if improvements in the global economy do not benefit the markets we serve, our business and results of operations could be adversely affected.

We face competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share.

The markets for some of our current and potential products are competitive.  Because of the range of products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including several that possess both larger sales forces and more capital resources.  In order to compete effectively, we must retain longstanding relationships with major customers, continue to grow our business by establishing relationships with new customers, continually develop new products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrate new markets, including in developing countries.  Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our results of operations.

Changing industry trends may affect our results of operations.

Various changes within the industries we serve may limit future demand for our products and may include the following:

•                  changes in dialysis reimbursements;

•                  mergers within the dialysis provider industry, concentrating our medical meter and solutions sales with a few, large customers;

•                  mergers within other industries we serve, making us more dependent upon fewer, larger customers for our sales;

•                  decreased product demand, driven by changes in our customer’s regulatory environments or standard industry practices; and

•                  price competition for key products.

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new products and the efforts of third party distributors.

Our growth depends on the acceptance of our products in the marketplace, the penetration achieved by the companies which we sell to, and rely on, to distribute and represent our products, and our ability to introduce new and innovative products that meet the needs of the various markets we serve.  We can offer no assurance that we will be able to continue to introduce new and innovative products, that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that the companies that we contract with to distribute and represent our products will continue to successfully penetrate our various markets.  Our failure to continue to introduce new products or gain widespread acceptance of our products could adversely affect our results of operations.  In order to successfully commercialize our products in new markets, we will need to enter into distribution arrangements with companies that can successfully distribute and represent our products into various markets.

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price.  Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions.  In addition, competition for acquisitions in our current and anticipated business areas is significant and may result in higher purchase prices.  Changes in accounting or regulatory requirements, or instability in the credit markets could also adversely impact our ability to consummate acquisitions.  Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies.

Our acquisition of businesses could negatively impact our results of operations.

As an important part of our business strategy, we acquire businesses, some of which may be material.  Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details.  Our acquisitions involve a number of financial, accounting, managerial, operational, legal and other risks and challenges, including the following, any of which could adversely affect our results of operations:

•                  any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

•                  we may incur or assume significant debt in connection with our acquisitions;

•                  acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long-term;

•                  pre-closing and post-closing acquisition-related earnings charges could adversely impact our results of operations in any given period, and the impact may be substantially different from period to period;

•                  acquisitions could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address, or for which we may incur additional costs;

•                  we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers;

•                  we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition;

•                  we may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies, or exposure to regulatory sanctions resulting from the acquired company’s activities.  The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;

•                  in connection with acquisitions, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results; and

•                  as a result of our acquisitions, we have recorded significant goodwill and other intangible assets on our balance sheet.  If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

The contingent consideration from the Bios Acquisition may negatively impact our available cash and results from operations.

As part of the Bios Acquisition, we are required to make a contingent consideration payment based on revenue growth related to the acquired assets over a three year earn-out period.  The ultimate amount we pay may differ significantly from the liability we recorded at the time of the acquisition.  If we are required to pay more than the amount initially recorded, the difference will be recorded as expense in our statement of income, which could materially impact our results of operations.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in aggregate are important to our business.  The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us.  In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected.  In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property.  Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights could adversely impact our competitive position and results of operations.

We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, our trade secrets and other proprietary rights.  There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights, will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information, or that third parties will not otherwise gain access to our trade secrets or other proprietary rights.

Several of our products are extensively regulated, which could delay product introduction or halt sales.

The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain.  Although we have not experienced any substantial regulatory delays to date, we can offer no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis.  Regulatory agencies periodically inspect our manufacturing facilities to ascertain compliance with “good manufacturing practices” and can subject approved products to additional testing and surveillance programs.  Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal penalties.  While we believe that we are currently in compliance, if we fail to comply with regulatory requirements it could have an adverse effect on our results of operations and financial condition.

Product defects and unanticipated use or inadequate disclosure with respect to our products could adversely affect our business, reputation and our results of operations.

Manufacturing or design defects in, unanticipated use of, safety or quality issues with respect to, or inadequate disclosure of risks relating to the use of products that we make or sell (including in products or components that we source from third parties) can lead to personal injury or property damage.  These events could lead to recalls or safety alerts relating to our products, and result in product liability claims being brought against us.  Recalls and product liability claims can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and have an adverse effect on our results of operations and financial condition.

We may be required to recognize impairment charges that could materially affect our results of operations.

We assess our goodwill and other intangible assets, and our other long-lived assets as and when required by accounting principles generally accepted in the United States (“GAAP”) to determine whether they are impaired.  If they are impaired, we would record appropriate impairment charges.  It is possible that we may be required to record significant impairment charges in the future and, if we do so, our results of operations could be materially adversely affected.

Changes in accounting standards could affect our reported financial results.

New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results of operations for the affected periods.

Our business is subject to sales tax in numerous states

The application of indirect taxes, such as sales tax, is a complex and evolving issue.  A company must collect and remit state sales tax from its customers if the company has “nexus” in a particular state.  The determination of nexus varies by state and often requires knowledge of each state’s sales tax case law.  The application and implementation of existing, new or future laws could change the states in which we collect and remit sales taxes.  Historically, if we have not properly identified states in which we have nexus, we could be held responsible for payment of sales taxes for the years in which it is determined we had nexus.  We have determined that we have an obligation for sales taxes in numerous states.  The ultimate amount due will depend upon a number of factors, including the amount of sales that were made to customers who already paid the tax or who are exempt, the number of years of exposure, and any penalties and interest.  We continue to evaluate our exposure in additional states, but at this time the amount of the liability is not estimable.  The resolution of these sales tax obligations is likely to have an adverse effect on our results of operations.

We are utilizing variable rate financing.

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit.  Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR plus an applicable margin, ranging from 1.25% to 2.00%, or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.  A change in interest rate market conditions could increase our interest costs in the future and may have an adverse effect on our results of operations.

We may face continuing challenges in complying with certain sections of the Sarbanes-Oxley Act.

Like many public companies, we face challenges in complying with the internal control requirements of the Sarbanes-Oxley Act (Section 404).  Under current frameworks, compliance in areas such as separation of duties, information system controls, etc. may prove problematic for a smaller company with limited human resources.  We may also be forced to incur on-going expense in order to comply with the law under current control frameworks or if the framework changes.  These expenses may have a material adverse effect on our results of operations.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  PROPERTIES

Set forth below is a listing of our facilities.  All locations have manufacturing, research and development, marketing and administrative functions.

Location	Operations	Square Feet
Lakewood, Colorado	Instruments and corporate headquarters	40,000	Owned
Butler, New Jersey	Instruments	13,900	Leased
Bozeman, Montana	Biological indicators	21,500	Owned
Omaha, Nebraska	Biological indicators	28,000	Owned

ITEM 3.  LEGAL PROCEEDINGS

Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol “MLAB.”

The following table sets forth the high and low market prices per share for our common stock, as reported by NASDAQ, and dividend per share information:

Quarter Ended	High	Low	Dividends Per Share
June 30, 2012	$51.45	$38.64	$0.13
September 30, 2012	48.94	40.00	0.13
December 31, 2012	52.00	45.10	0.14
March 31, 2013	57.00	49.38	0.14

Quarter Ended	High	Low	Dividends Per Share
June 30, 2011	$32.06	$28.90	$0.12
September 30, 2011	37.45	32.40	0.12
December 31, 2011	41.90	33.90	0.13
March 31, 2012	58.50	41.24	0.13

While we have paid dividends to holders of our common stock on a quarterly basis since 2003, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the discretion of our Board of Directors.

The NASDAQ Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2013, there were approximately 183 record holders of our common stock.  This amount does not include “street name” holders or beneficial holders of our common stock, whose holder of records are banks, brokers and other financial institutions.

During the year ended March 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

We made the following repurchases of our common stock, by month, within the fourth quarter of the year covered by this report:

	Shares Purchased	Avg. price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
January 1 – 31, 2013	—	$—	156,412	143,588
February 1 – 29, 2013	3,110	52.56	159,522	140,478
March 1 – 31, 2013	—	—	159,522	140,478
Total	3,110	52.56

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

We have certain equity compensation plans, all of which were approved by our stockholders.  As of March 31, 2013, 416,125 shares of common stock may be issued upon exercise of outstanding options, with a weighted-average exercise price of $29.87 and 310,820 shares are available for future issuance under the plans.  Please see notes contained in “Item 8.  Financial Statements and Supplementary Data” of this report for additional details.

Set forth below is a line graph comparing, for the period March 31, 2008 through March 31, 2013, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index and (b) a self-selected peer group, comprised of the following companies: Danaher Corp., ARCA Biopharma, Inc., Steris Corp., MOCON Inc., Utah Medical Products, Inc., Cantel Medical Corp., Rochester Medical Corporation, Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors Inc., Rudolph Technologies Inc., and Measurement Specialties Inc.  The graph shows the value at March 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes hereto contained in “Item 8.  Financial Statements and Supplementary Data” of this report.

	As of and for the Year Ended March 31,
(In thousands, except per share data)	2013	2012	2011	2010	2009
Cash and cash equivalents	$4,006	$7,191	$3,546	$10,471	$9,111
Working capital	$14,793	$14,899	$7,387	$18,530	$17,109

Average return on:
Stockholder investments (1)	17%	20%	18%	16%	19%
Assets	13%	16%	15%	15%	17%
Invested capital (2)	18%	21%	21%	24%	26%

Revenues	$46,435	$39,616	$34,227	$23,087	$22,649

Gross profit	$28,862	$23,511	$19,568	$13,194	$13,817
Gross margin	62%	59%	57%	57%	61%

Net income	$8,450	$7,919	$6,183	$4,769	$4,790
Net profit margin	18%	20%	18%	21%	21%

Net income per diluted share	$2.35	$2.29	$1.86	$1.45	$1.48

Earnings before amortization of intangible assets, net of tax	$10,144	$8,876	$6,933	$5,052	$5,103

(1)                                 Average return on stockholder investment is calculated by dividing total net income by the average of end and beginning of year total stockholders’ equity.

(2)                                 Average return on invested capital (invested capital = total assets – current liabilities – cash and cash equivalents) is calculated  by dividing total net income by the average of end and beginning of year invested capital.

Reconciliation of Non-GAAP Measure

Earnings before amortization of intangible assets, net of tax, is used by management as a supplemental performance and liquidity measure, primarily to exclude the impact of acquisition-related intangible assets in order to compare current financial performance to historical performance, assess the ability of our assets to generate cash and the evaluation of potential acquisitions.

Earnings before amortization of intangible assets, net of tax, should not be considered an alternative to, or more meaningful than, net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of earnings before amortization of intangible assets, net of tax, a non-GAAP measure:

	Year Ended March 31,
(In thousands)	2013	2012	2011	2010	2009
Net income	$8,450	$7,919	$6,183	$4,769	$4,790
Amortization of intangible assets, net of tax	1,694	957	750	283	313
	$10,144	$8,876	$6,933	$5,052	$5,103

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

Our revenues come from two main sources – products sales, and parts and services.  Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions.  Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrument products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.  As part of the integration of our previous biological indicator acquisitions we have been adjusting prices to achieve price parity for similar products.

Gross profit is affected by our product mix, manufacturing efficiencies and price competition.  Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross margins for some of the products have improved.  There are, however, differences in gross margins between different product lines, and ultimately the mix of sales may continue to impact our overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions.  Accordingly, it may vary with sales levels.  Labor costs and amortization of intangible assets drive 70-80% of general and administrative expense.  Research and development expense is predominantly comprised of labor costs and third party consultants.

In May 2012, we completed the Bios Acquisition by acquiring specific assets and assuming certain liabilities of Bios, a New Jersey corporation.  The purchase price for the acquired net assets was $16,660,000 and potential contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  We borrowed $11,000,000 under our Line of Credit to finance the acquisition, with the balance being paid from available cash.  On December 21, 2010, we acquired the assets associated with the biological indicator line of products of Apex Laboratories, Inc. (the “Apex Acquisition”) for $6,490,000.  On April 27, 2010, we acquired all of the common stock of SGM Biotech, Inc. (the “SGM Acquisition”), another biological indicator business, for $12,083,000.

General Trends and Outlook

Acquisitions in May 2012, December 2010, and April 2010 impacted our current assets and working capital, as we used available cash and incurred debt to complete those transactions.  Our key indicators were impacted following each acquisition as we integrated the acquired operations.  Revenues, gross profit and net income have all increased due to the acquisitions and organic growth.

Our strategic objectives include both growth organically and through further acquisitions.  During the year ended March 31, 2013, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, research and development, and finance teams.  We also invested in upgrading our information systems and intend to continue doing so.

The markets for our biological indicators remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions.  The worldwide market for biological indicators is growing, as more countries focus on verifying the effectiveness of sterilization processes.  Recent general economic conditions have slowed the organic growth of our instruments business, due to the discretionary nature of these products.  Demand for our instruments products, however, is still strong and we strive to maintain or grow revenue going forward.

We are working on several research and development projects that, if completed, may result in new products for both existing customers and in new markets.  We are hopeful that both our Biological Indicators and Instruments Divisions will have new products available for sale in the coming year.

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of income data.  The table and the discussion below should be read in conjunction with the accompanying financial statements and the notes thereto appearing elsewhere in “Item 8. Financial Statements and Supplementary Data” (in thousands, except percent data):

	Year ended March 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	Change	Percent Change	Change	Percent Change
Revenues	$46,435	$39,616	$34,227	$6,819	17%	$5,389	16%
Cost of revenues	17,573	16,105	14,659	1,468	9%	1,446	10%
Gross profit	$28,862	$23,511	$19,568	$5,351	23%	$3,943	20%

Gross profit margin	62%	59%	57%	3%		2%

Operating expenses:
Selling	$4,630	$3,909	$3,687	$721	18%	$222	6%
General and administrative	9,117	5,416	4,576	3,701	68%	840	18%
Research and development	2,011	1,359	1,441	652	48%	(82)	(6)%
Impairment of intangibles	—	350	—	(350)	N/A	350	N/A
	$15,758	$11,034	$9,704	$4,724	43%	$1,330	14%

Net income	$8,450	$7,919	$6,183	$531	7%	$1,736	28%
Net profit margin	18%	20%	18%	(2)%		2%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Year ended March 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	Change	Percent Change	Change	Percent Change
Biological Indicators:
Product sales	$19,739	$19,083	$15,688	$656	3%	$3,395	22%
Other	1,725	1,339	1,134	386	29%	205	18%
	21,464	20,422	16,822	1,042	5%	3,600	21%
Instruments
Product sales	15,612	11,313	10,427	$4,299	38%	$886	8%
Other	9,359	7,881	6,978	1,478	19%	903	13%
	24,971	19,194	17,405	5,777	30%	1,789	10%
Total	$46,435	$39,616	$34,227	$6,819	17%	$5,389	16%

Year ended March 31, 2013 versus March 31, 2012

Biological Indicator revenues increased as a result of continued organic growth, achieved through existing customers, expansion into new markets and price increases.  Instruments revenues increased as a result of the Bios Acquisition, while legacy Instruments product line revenues remained relatively unchanged.

Effective January 1, 2013, we became subject to a 2.3% medical device excise tax on the domestic sales of a majority of our medical instruments and biological indicators.  Where possible, we renegotiated prices with our customers to recover this additional cost.  We can offer no assurance that we will be able to successfully recover the full amounts paid as medical device excise tax.

Year ended March 31, 2012 versus March 31, 2011

Approximately 50% of the Biological Indicators revenue growth of 21% was organic, due primarily to expanding markets.  The Apex Acquisition contributed a full year of revenues for the year ended March 31, 2012, as compared to three months of revenue for the year ended March 31, 2011.  The additional nine months of Biological Indicators revenue contributed approximately $1,780,000, or the remaining 50% of the growth.  The Instruments revenue increased as a result of organic growth, as well as customers upgrading or expanding as economic uncertainties from the year ended March 31, 2011 lessened.

Gross Profit

The following table summarizes our gross profit by segment (in thousands, except percent data)

	Year ended March 31,			2013 vs 2012		2012 vs 2011
	2013	2012	2011	Change	Percent Change	Change	Percent Change
Biological Indicators	$12,365	$11,236	$8,918	$1,129	10%	$2,318	26%
Gross profit margin	58%	55%	53%	3%		2%

Instruments	16,497	12,275	10,650	$4,222	34%	1,625	15%
Gross profit margin	66%	64%	61%	2%		3%

Total gross profit	$28,862	$23,511	$19,568	$5,351	23%	$3,943	20%
Gross profit margin	62%	59%	57%	3%		2%

Year ended March 31, 2013 versus March 31, 2012

Biological Indicator gross profit increased as a result of improved manufacturing efficiencies, driven by successfully completing the integration of the SGM Acquisition and Apex Acquisition, and increased sales.  Instruments gross profit increased as a result of the Bios Acquisition, while legacy Instruments product line gross profit remained relatively unchanged.

Year ended March 31, 2012 versus March 31, 2011

Biological Indicator gross profit increased due to the Apex Acquisition in December 2010 and organic revenue growth.  The improvement in Instruments gross profit was driven by relatively flat fixed costs with increased sales volumes, coupled with manufacturing efficiencies.  We also integrated manufacturing of one Instruments product line from a third party to our Lakewood, Colorado facility in December 2010, which reduced manufacturing costs and contributed an additional gross profit of approximately $500,000 for the year ended March 31, 2012.

Operating Expenses

The following table summarizes the change in our operating expenses (in thousands):

	Increase (Decrease)
	Year ended March 31,
	2013 vs 2012	2012 vs 2011
Selling	$721	$222

General and administrative
Chief Financial Officer transition	526	—
ERP system upgrade and SOX compliance	245	—
Acquisitions – professional fees	150	(75)
Amortization:
Bios Acquisition	915	—
Trademarks	195	30
Apex Acquisition	—	310
Stock option expense	296	—
Sales tax accrual	(150)	250
Medical device excise tax	62	—
Personnel costs	848	345
Bios and other, net	614	(20)
	3,701	840

Research and development	652	(82)

Impairment of intangible asset	(350)	350

Operating expenses	$4,724	$1,330

Selling

Year ended March 31, 2013 versus March 31, 2012

Selling expense increased due to the Bios Acquisition, with minor increases in other product lines.  As a percent of revenues, selling expense remained relatively flat.

Year ended March 31, 2012 versus March 31, 2011

Selling expense increased due to higher commissions, driven by increased revenues, and adding individuals to the sales force.  As a percent of revenues, selling expense remained relatively flat.

General and Administrative

Year ended March 31, 2013 versus March 31, 2012

As part of our Chief Financial Officer transition, certain unvested options were modified, resulting in incremental stock option expense of approximately $240,000.  The balance of the Chief Financial Officer transition impact includes a severance package and miscellaneous other costs.  All costs associated with the transition were expensed during the year ended March 31, 2013.  We upgraded our ERP system and implemented computer-based controls as part of our Sarbanes-Oxley compliance efforts, which we believe makes us better prepared for any future growth we may experience.  Amortization expense increased due to the Bios Acquisition, in May 2012, and the amortization of trademarks, which began in February 2012.  We recorded estimated sales tax liabilities of $100,000 and $250,000, respectively, for the years ended March 31, 2013 and 2012.  Personnel costs increased primarily due to the Bios Acquisition, but also for additional personnel and salary adjustments.  The remaining increase primarily consists of expenses associated with the acquired operations from the Bios Acquisition and general growth initiatives.

During the year ended March 31, 2013, we determined that we have an obligation for state sales taxes.  The ultimate amount due will depend upon a number of factors, including the amount of sales that were made to customers who already paid the tax or who are exempt, the number of years of exposure, and any penalties and interest.  We continue to evaluate this exposure, but as of March 31, 2013 the amount of the liability is not estimable.  The resolution of these sales tax obligations is likely to have an adverse effect on our results of operations.

Year ended March 31, 2012 versus March 31, 2011

Amortization expense increased due to the Apex Acquisition, in December 2010, and the amortization of trademarks, which began in February 2012.  We recorded an estimated sales tax liability of $250,000 for the year ended March 31, 2012, but none for the year ended March 31, 2011.  Personnel costs increased for additional personnel and compensation adjustments.

Research and Development

Year ended March 31, 2013 versus March 31, 2012

The increase is due to additional internal personnel added as a result of the Bios Acquisition, and external research and development consulting costs, as we continue our commitment to research and development.  The cost of intangible assets that are purchased from others for use in research and development activities and have alternative future uses, however, are capitalized and amortized over their expected useful life.  During the year ended March 31, 2012, we capitalized $175,000 of Biological Indicator research as an intangible asset, as it had alternative future uses, and are amortizing it through research and development expense over ten years.  This Biological Indicator research project is anticipated to continue through March 31, 2014.

Year ended March 31, 2012 versus March 31, 2011

While research and development expense decreased in 2012, overall spending on research and development increased, as we capitalized $175,000 associated with Biological Indicator technology.

Impairment of intangible asset

We determined that the carrying value of an Instruments indefinite-lived intangible asset was greater than its estimated fair value and in February, 2012 we recorded an impairment charge of $350,000.  Fair value was estimated using the royalty replacement approach, whereby a royalty percentage was applied to forecasted revenues and discounted to determine the present value.  While gross profit and cash flows have shown improvement since the intangible asset was acquired, revenues have not grown at the level originally used to value the intangible asset.

Net Income

Other expense remained consistent from year to year.  Generally, income tax expense increased commensurate with our growth in profitability.  Income tax expense was reduced for the year ended March 31, 2013, however, by approximately $250,000 for refunds received from amending state income tax returns for prior years.  Overall, net income tracked with the changes in revenue, gross profit and operating expenses.

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings.  We believe that cash generated from these sources will be sufficient to meet our Short-term and long-term needs.  Our more significant uses of resources include quarterly dividends to stockholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions.

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $14,793,000 and $14,899,000, respectively, at March 31, 2013 and 2012.  The decrease in working capital is due to the use of cash for the Bios Acquisition and repayment of long-term debt, partially offset by cash flows from operations.

In February 2012, we entered into the Credit Facility, which is comprised of a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In February 2012, we also extinguished our obligations under our previous debt agreement.  In May 2012, we borrowed $11,000,000 against the Line of Credit to partially finance the Bios Acquisition.  At March 31, 2013, we had unused capacity under our Credit Facility of $16,000,000.  In April 2013, we made an additional principal payment of $1,000,000.

On October 1, 2012, we amended our articles of incorporation to increase the number of authorized shares of common stock from 8 million to 25 million.

We routinely evaluate opportunities for strategic acquisitions.  Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.  We believe that have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves.  We do not maintain a set policy or schedule for our buyback program.  We have purchased 159,522 shares of common stock under this program from inception through March 31, 2013.

We have been paying regular quarterly dividends since 2003.  Dividends per share paid by quarter were as follows:

	Year ended March 31,
	2013	2012	2011
First quarter	$0.13	$0.12	$0.11
Second quarter	0.13	0.12	0.11
Third quarter	0.14	0.13	0.12
Fourth quarter	0.14	0.13	0.12

On April 11, 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on June 14, 2013, to stockholders of record at the close of business on May 27, 2013.

Cash Flow – Operating, investing and financing activities were as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Net cash provided by operating activities	$11,402	$12,489	$8,868
Net cash used in investing activities	(17,568)	(1,420)	(20,618)
Net cash provided by (used in) financing activities	2,981	(7,424)	4,825

Generally, net cash provided by operating activities changes primarily due to increases in revenues and corresponding net income, offset by the timing of certain working capital expenditures related to inventory and income taxes.  The year ended March 31, 2013 saw an increase in accounts receivable due to our expanding international customer base, which has extended payment terms, and an increase in inventory, as we strive to take advantage of volume discounts for raw materials.  The year ended March 31, 2012 saw an increase in sales levels, which resulted in a reduction in inventory levels.

Net cash used in investing activities was driven by the Bios Acquisition in May 2012, the Apex Acquisition in December 2010, and the SGM Acquisition in April 2010.  The final payment for the Apex Acquisition was made in December 2011.  Purchases of property, plant and equipment were $908,000, $683,000 and $2,645,000, respectively, for the years ended March 31, 2013, 2012 and 2011.

Financing activities for the year ended March 31, 3013 resulted from borrowings under our Line of Credit of $11,000,000 and proceeds from the exercise of stock options of $894,000, partially offset by payments on long-term debt of $7,000,000 and the payment of dividends of $1,815,000.  Activity for the year ended March 31, 2012 resulted from the repayment of debt of $6,500,000 and the payment of dividends of $1,645,000, partially offset by proceeds from the exercise of stock options of $813,000.  Activity for the year ended March 31, 2011, resulted from net borrowings under our debt agreement of $6,222,000 and payment of dividends of $1,488,000.

At March 31, 2013, we had contractual obligations for open purchase orders for routine purchases of supplies and inventory, which were payable in less than one year.  In September 2011, we entered into a license agreement for certain biological indicator technology.  Under the terms of this agreement, we made payments of $175,000 for rights to the technology.  Up to

$225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments, and assumptions that affect the amounts reporting in our financial statements and accompanying notes.  We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.  Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors.  While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.  For a discussion of our significant accounting policies, please see Note 1 of Notes to Financial Statements contained in “Item 8.  Financial Statements and Supplementary Data.”

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

Recoverability of Long-lived Assets

For property, plant and equipment, and amortizable intangible assets, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable.  We monitor the same conditions for our goodwill, but an annual evaluation is also required.  For years ended March 31, 2012 and earlier, indefinite-lived intangible assets were evaluated for impairment by comparing the fair value to the carrying amount.

Monitoring these conditions requires significant management judgment, including evaluating general economic conditions, industry and market considerations, changes in production costs, cash flow trends, and other relevant entity-specific events such as changes in management, key personnel, strategy or customers.

If conditions exist that indicate the carrying value may not be recoverable, we would be required to estimate the fair value of the asset, asset group, or reporting unit.  We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses.  These techniques are also used when initially allocating the purchase price to acquired assets and liabilities.  These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, and cash flow.

We did not record any impairment charges for the year ended March 31, 2013.  If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Purchase Accounting for Acquisitions

We apply the acquisition method of accounting for a business combination.  In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition.  Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill.  For the Bios Acquisition, we also recorded a liability for contingent consideration based on estimated future revenue.  We monitor our assumptions surrounding these estimated future cash flows and, if there is a significant change, would record an adjustment to the contingent consideration liability and a corresponding adjustment to either income or expense.

We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses.  These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, and cash flow.

If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.  If the contingent consideration paid for the Bios Acquisition differs from the amount initially recorded, we would record either income or expense.

Stock-based Compensation

We estimate the fair value of option grants using the Black-Scholes model, which requires us to estimate the volatility and forfeiture rate.  Under our current stock-based compensation plan, we recognize the expense on a straight-line basis over the service period.

Contingent Liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable.  When no accrual is made because one or both of these conditions does not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may have been incurred.  We estimate contingent liabilities, such as for state sales taxes, based on the best information available at the time.  If we have a range of possible outcomes, we accrue the low end of the range.

Recent Accounting Standards and Pronouncements

Please see Note 1 of Notes to Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for a discussion of recent accounting standards and pronouncements.

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements

In accordance with the definition under SEC rules, the following qualify as off-balance sheet arrangements:

•                  any obligation under certain guarantee contracts;

•                  a retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;

•                  any obligation under certain derivative instruments; and

•                  any obligation arising out of a material variable interest held by the registrant in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with the registrant.

As of March 31, 2013, we have no obligations or interests which qualify as off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2013, our contractual obligations, including payments due by period, are as follows (in thousands):

		Payments due for years ending March 31,
	Total	2014	2015-2016	2017-2018	Thereafter
Purchase Commitments	$1,308	1,308	—	—	—
Line of Credit	4,000	—	4,000	—	—
Total	5,308	1,308	4,000	—	—

Our purchase commitments consist primarily of open purchase orders, which we have established to take advantage of volume discounts for materials and to ensure a reliable supply of critical parts.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

We are subject to interest rate volatility with regard to existing and future issuances of debt, as our current credit facility is variable-rate.  Based on annualized variable-rate debt for the year ended March 31, 2013, a one percentage point increase in interest rates would have increased interest expense by $70,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying balance sheets of Mesa Laboratories, Inc. as of March 31, 2013 and 2012 and the related statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Mesa Laboratories, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated June 6, 2013, expressed an unqualified opinion.

/s/ EKS&H LLLP

EKS&H LLLP

June 6, 2013

Denver, Colorado

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Mesa Laboratories, Inc.
Lakewood, Colorado

We have audited Mesa Laboratories, Inc.’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of the specific assets and certain assumed liabilities of Bios International Corporation (“Bios Acquisition”), which were acquired on May 15, 2012, and whose financial statements constitute 5% of total assets and 13% of net sales of the financial amounts of the Company as of and for the year ended March  31, 2013. Accordingly, our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Bios Acquisition.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Mesa Laboratories, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Mesa Laboratories, Inc. as of March 31, 2013 and 2012, and the related statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013, and our report dated June 6, 2013 expressed an unqualified opinion.

/s/ EKS&H LLLP

EKS&H LLLP

June 6, 2013

Denver, Colorado

Mesa Laboratories, Inc.

Balance Sheets

(In thousands, except share amounts)

	March 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$4,006	$7,191
Accounts receivable, net	8,474	6,486
Inventories, net	5,576	4,438
Prepaid expenses and other	553	336
Deferred income taxes	846	710
Total current assets	19,455	19,161

Property, plant and equipment, net	7,406	7,266
Intangibles, net	15,418	9,819
Goodwill	23,640	14,450

Total assets	$65,919	$50,696

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,010	$573
Accrued salaries and payroll taxes	2,085	2,134
Other accrued expenses	422	504
Income taxes payable	1,145	1,051
Total current liabilities	4,662	4,262

Deferred income taxes	2,364	2,519
Long-term debt	4,000	—
Contingent consideration	2,140	—
Total liabilities	13,166	6,781

Commitments and Contingencies (Note 12)	—	—

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,388,548 shares (March 31, 2013) and 3,321,965 shares (March 31, 2012)	10,723	8,566
Employee loans to purchase stock	(149)	(396)
Retained earnings	42,179	35,745
Total stockholders’ equity	52,753	43,915

Total liabilities and stockholders’ equity	$65,919	$50,696

See accompanying notes to financial statements.

Mesa Laboratories, Inc.

Statements of Income

 (In thousands, except per share data)

	Year ended March 31,
	2013	2012	2011

Revenues
Product	$35,351	$30,396	$26,115
Other	11,084	9,220	8,112
Total revenues	46,435	39,616	34,227
Cost of revenues	17,573	16,105	14,659
Gross profit	28,862	23,511	19,568

Operating expenses
Selling	4,630	3,909	3,687
General and administrative	9,117	5,416	4,576
Research and development	2,011	1,359	1,441
Impairment of intangible asset	—	350	—
Total operating expenses	15,758	11,034	9,704

Operating income	13,104	12,477	9,864
Other expense, net	(126)	(146)	(113)

Earnings before income taxes	12,978	12,331	9,751

Income taxes	4,528	4,412	3,568

Net income	$8,450	$7,919	$6,183

Net income per share:
Basic	$2.52	$2.41	$1.91
Diluted	2.35	2.29	1.86

Weighted average common shares outstanding:
Basic	3,357	3,285	3,231
Diluted	3,593	3,462	3,330

See accompanying notes to financial statements.

MESA LABORATORIES, INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Employee Loans	Retained Earnings	Total
March 31, 2010	3,203,726	$5,903	$—	$25,294	$31,197

Common stock issued for conversion of stock options net of 12,446 shares returned as payment	51,432	633	(437)	—	196
Purchase and retirement of common stock	(4,422)	(11)	—	(94)	(105)
Dividends paid	—	—	—	(1,488)	(1,488)
Stock-based compensation	—	383	—	—	383
Tax benefit on exercise of stock options	—	—	—	51	51
Net income	—	—	—	6,183	6,183

March 31, 2011	3,250,736	6,908	(437)	29,946	36,417

Common stock issued for conversion of stock options net of 12,634 shares returned as payment	88,043	1,277	41	—	1,318
Purchase and retirement of common stock	(16,814)	(60)	—	(537)	(597)
Dividends paid	—	—	—	(1,645)	(1,645)
Stock-based compensation	—	441	—	—	441
Tax benefit on exercise of stock options	—	—	—	62	62
Net income	—	—	—	7,919	7,919

March 31, 2012	3,321,965	$8,566	$(396)	$35,745	$43,915

Common stock issued for conversion of stock options net of 15,572 shares returned as payment	77,753	1,101	(203)	—	898
Purchase and retirement of common stock	(11,170)	(56)	450	(496)	(102)
Dividends paid	—	—	—	(1,815)	(1,815)
Stock-based compensation	—	1,112	—	—	1,112
Tax benefit on exercise of stock options	—	—	—	295	295
Net income	—	—	—	8,450	8,450

March 31, 2013	3,388,548	$10,723	$(149)	$42,179	$52,753

See accompanying notes to financial statements.

Mesa Laboratories, Inc.

Statements of Cash Flows

(In thousands)

	Year ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$8,450	$7,919	$6,183
Depreciation and amortization	3,432	2,215	1,844
Deferred income taxes	(291)	(258)	(414)
Stock-based compensation	1,112	464	383
Impairment of intangible asset	—	350	—
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	(1,510)	493	(931)
Inventories, net	(228)	1,276	(72)
Prepaid expenses and other	(189)	38	180
Accounts payable	437	(150)	(1)
Accrued liabilities and taxes payable	189	142	1,696
Net cash provided by operating activities	11,402	12,489	8,868

Cash flows from investing activities:
Acquisitions	(16,660)	(737)	(17,973)
Purchases of property, plant and equipment	(908)	(683)	(2,645)
Net cash used in investing activities	(17,568)	(1,420)	(20,618)

Cash flow from financing activities:
Proceeds from the issuance of debt	11,000	—	7,000
Payments on debt	(7,000)	(6,500)	(778)
Dividends	(1,815)	(1,645)	(1,488)
Proceeds from the exercise of stock options	894	813	196
Purchase and retirement of common stock	(98)	(92)	(105)
Net cash provided by (used in) financing activities	2,981	(7,424)	4,825
Net (decrease) increase in cash and cash equivalents	(3,185)	3,645	(6,925)
Cash and cash equivalents at beginning of year	7,191	3,546	10,471
Cash and cash equivalents at end of year	$4,006	$7,191	$3,546

Cash paid during the year for:
Income taxes	$4,778	$4,457	$3,528
Cash paid for interest	116	176	141

Supplemental non-cash activity:
Employee loans issued for exercise of stock options	$203	$396	$437
Repayment of employee loans for stock options	450	437	—
Contingent consideration as part of an acquisition	2,140	—	—

In December 2011, we settled the $600 holdback amount from our acquisition of the assets of Apex Laboratories, Inc. by paying $562 and returning $38 of accounts receivable.

See accompanying notes to financial statements.

Mesa Laboratories, Inc.

Notes to Financial Statements

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

Basis of Presentation

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements and accompanying notes.  Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions.  Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

On October 1, 2012 our articles of incorporation were amended to increase the number of authorized shares of common stock from 8,000,000 to 25,000,000.

Certain amounts as of and for the years ended March 31, 2012 and 2011 were reclassified to conform to the March 31, 2013 presentation.  As of March 31, 2010, $1,020,000 of cumulative stock-based compensation expense was reclassified from retained earnings to common stock.  For the years ended March 31, 2012 and 2011, stock-based compensation of $464,000 and $383,000, respectively, were presented as changes in common stock on the statements of stockholders’ equity.  The cumulative reclassification between retained earnings and common stock in the March 31, 2012 balance sheet was $1,867,000.  These reclassifications had no impact on other figures in the accompanying balance sheets or statements of income and stockholders’ equity.

Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

•                  Persuasive evidence of an arrangement exists — our customary practice is to obtain written evidence, typically in the form of a purchase order;

•                  Delivery — when custody is transferred to our customers either upon shipment to or receipt at our customers’ locations, with no right of return or further obligations, such as installation or training;

•                  The price is fixed or determinable — prices are typically fixed at the time the order is placed and no price protections or variables are offered; and

•                  Collectability is reasonably assured — new and existing customers are subject to a credit review process and pre-payment may be required.

Other revenues in the statements of income primarily consist of recalibration, installation, repairs, and shipping and handling.

Shipping and handling

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

Cash Equivalents

We classify time deposits and other investments that are highly liquid and have maturities of three months or less at the date of purchase as cash equivalents.

Accounts Receivable

We record trade accounts receivable at net realizable value.  This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and is charged to the provision for doubtful accounts.  We calculate this allowance based on our history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and our relationships with, and the economic status of, our customers.

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable.  For the years ended March 31, 2013, 2012 and 2011, no individual customer represented more than 10% of our revenues and as of March 31, 2013, no individual customer represented more than 10% of our accounts receivable balance.  Approximately 60% and 40% of our sales are to customers located in the United States and foreign countries, respectively.

Inventories

Inventories are stated at the lower of cost or market, based on standards using the first-in, first-out method (“FIFO”) to determine cost.  We evaluate standard costs annually, unless circumstances necessitate a mid-year evaluation for specific items.  Our work in process and finished goods inventory includes raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product.  Our biological indicator inventory is tracked by lot number, thus it is generally based on actual hours.

We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary.  At year end we perform a complete physical inventory observation.  Throughout the year, we estimate and maintain an inventory reserve, as needed, for such matters as obsolete inventory, shrink and scrap.

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Repair and maintenance costs that do not improve service potential or extend economic life are expensed as incurred.  Depreciation is recorded using the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings: 40 years or less; manufacturing equipment: 7 years or less; and computer equipment: 3 years or less.  Land is not depreciated and construction in progress is not depreciated until placed in service.

Goodwill and Intangible Assets

We classify intangible assets into three categories: (1) intangible assets with definite lives subject to amortization, (2) intangible assets with indefinite lives not subject to amortization and (3) goodwill.  We determine the useful lives of our identifiable intangible assets after considering the specific facts and circumstances related to each intangible asset.  Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions.  Intangible assets that are deemed to have definite lives are amortized, primarily on a straight-line basis, over their useful lives, generally ranging from three to sixteen years (See Note 5).

When facts and circumstances indicate that the carrying value of definite-lived intangible assets may not be recoverable, management assesses the recoverability of the carrying value by preparing estimates of revenues and the resulting gross profit and cash flows.  These estimated future cash flows are consistent with those we use in our internal planning.  If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount, we recognize an impairment loss.  The impairment loss recognized is the amount by which the carrying amount of the asset (or asset group) exceeds the fair value.  We use a variety of methodologies to determine the fair value of these assets, including discounted cash flow models, which are consistent with the assumptions we believe hypothetical marketplace participants would use.

We test intangible assets determined to have indefinite useful lives, including trademarks, franchise rights and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired.  We perform these annual impairment reviews as of the first day of our fourth fiscal quarter.  We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use.  For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.  Prior to February 2012, certain marketing intangible assets, such as trade names, were determined to have an indefinite life and were not being amortized.  In February 2012, management determined that in the future we may phase out the use of these marketing intangible assets.  Accordingly, we began amortizing them on a straight-line basis over an estimated useful life of 10 years.

We have the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above.  We must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount.  If we conclude that this is the case, we must perform the testing described above.  Otherwise, we do not need to perform any further assessment.

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments.  Our operating segments consist of our Instruments and Biological Indicators Divisions.  These operating segments are consistent with the way management runs our business.  Our Instruments operating segment is subdivided into smaller business units.  These business units are also our reporting units.  Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

The goodwill impairment test consists of a two-step process, if necessary.  The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill.  We typically use discounted cash flow models to determine the fair value of a reporting unit.  The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use.  If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any.  The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit’s goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess.  The loss recognized cannot exceed the carrying amount of goodwill.

We have the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets.  If we conclude that this is the case, we must perform the two-step process.  Otherwise, we will forego the two-step process and do not need to perform any further testing.

Research & Development Costs

Internal costs related to research and development efforts on existing or potential products are expensed as incurred.  The costs of intangible assets that are purchased from others for use in research and development activities, and also have alternative future benefit, are capitalized and amortized over their expected useful life.

Under certain agreements, we may receive advance payments from customers to perform research and development on their behalf.  These payments are recovered by the customer through lower product prices.  In these circumstances, we initially record deferred revenue, included in other accrued expenses on the accompanying balance sheets.  As product is sold, this liability will be reduced through revenues on the statements of income.

Stock-based Compensation

Equity classified stock-based compensation is measured at fair value, based on the closing stock price at grant date, using the Black-Scholes option-pricing model.  We recognize expense on a straight-line basis over the service period, net of an estimated forfeiture rate, resulting in a compensation cost for only those shares expected to vest.  We do not have any liability classified stock-based compensation.  We allocate stock-based compensation expense to cost of sales and general and administrative expense in the accompanying statements of income.

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities.  We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria.  We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities.  We have not recorded a valuation allowance or a reserve for uncertain tax positions.  Any penalties and interest are included in other expense on the statements of income.

Fair Value of Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, and long-term debt.  The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments.  Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

Recently Issued Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board (“FASB’) issued Accounting Standards Update (“ASU”) No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment.  We do not have indefinite-lived intangible assets; as a result, the adoption of this standard did not have an impact on our financial statements and disclosures.

In October 2012, the FASB issued ASU 2012-04, Technical Corrections and Improvements.  This standard includes: 1) source literature amendments to conform the language between current accounting literature and legacy source literature; 2) clarification of guidance and reference corrections; and 3) relocation of guidance to a more appropriate location.  The adoption of this standard did not have an impact on our financial statements or disclosures.

Note 2.  Acquisitions

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

We expect to achieve significant savings and income growth as we integrate the operations and marketing functions.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of Bios’ net identifiable assets and, as a result, we recorded goodwill in connection with this transaction.  The goodwill is expected to be deductible for tax purposes.  All of the goodwill was assigned to our Instruments segment.

The Bios Acquisition constituted the acquisition of a business and was recognized at fair value.  We determined the estimated fair values using discounted cash flow analyses and estimates made by management.  The following reflects our allocation of the consideration, subject to customary purchase price adjustments in accordance with the Bios Agreement (in thousands):

Cash consideration	$16,660
Contingent purchase price liability	2,140
Aggregate consideration	$18,800

The purchase price was allocated as follows:
Accounts receivable, net	$478
Inventories, net	910
Other current assets	28
Property, plant and equipment	63
Intangible assets	8,200
Goodwill	9,190
Current liabilities	(69)
Total purchase price allocation	$18,800

The accompanying statements of income include the results of the Bios Acquisition from the acquisition date of May 15, 2012.  The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2012, 2011 and 2010, are as follows (in thousands, except per share data):

	Year ended March 31,
	2013	2012	2011
Total revenues	$47,216	$46,498	$40,496
Net income	8,471	8,102	6,349
Net income per common share:
Basic	$2.52	$2.47	$1.97
Diluted	2.36	2.34	1.91

The above pro forma results include adjustments for amortization of acquired intangible assets, interest expense and income tax expense.  The pro forma information as presented above is for informational purposes only and is not necessarily indicative of results of operations that would have been achieved if the acquisition had taken place at the dates identified.

On December 21, 2010, we completed a business combination (the “Apex Acquisition”) by purchasing the assets associated with the biological indicator line of products of Apex Laboratories, Inc.  The products acquired include their biological indicators for use in vapor hydrogen peroxide disinfection processes.  The purchase price consisted of a $6,452,000 in cash and an accounts receivable settlement of $38,000.  The purchase price also included a $600,000 holdback that accrued interest at two percent per annum.

The transaction constituted the acquisition of a business and was recognized at fair value.  We determined the estimated fair value using discounted cash flow analyses and estimates made by management.  The purchase price allocation was as follows (in thousands):

Accounts Receivable, net	$544
Inventories, net	65
Property and equipment	49
Intangible assets	4,571
Goodwill	1,261
$6,490

On April 27, 2010, we purchased SGM Biotech, Inc. located in Bozeman, Montana.  Under the terms of the agreement, we acquired all of the common stock of SGM Biotech, Inc. for $12,083,000 in cash.  We incurred approximately $168,000 in third party acquisition costs related to this transaction.  On April 30, 2010, we also acquired from the former owners of SGM Biotech, Inc. the facility that houses the operations for an additional $2,150,000.

The transaction constituted the acquisition of a business and was recognized at fair value.  We determined the estimated fair value using discounted cash flow analyses and estimates made by management.  The difference between the purchase price and the carryover tax basis was not deductible for tax purposes, resulting in a deferred tax liability.  The purchase price allocation was as follows (in thousands):

Accounts receivable, net	$1,116
Inventories, net	758
Other assets	195
Property and equipment	1,035
Liabilities	(1,021)
Deferred tax liability	(2,358)
Intangible assets	5,434
Goodwill	6,924
$12,083

Note 3.  Inventories

Inventories consist of the following (in thousands):

	March 31,
	2013	2012
Raw materials	$4,052	$3,242
Work-in-process	271	331
Finished goods	1,514	1,090
Less reserve	(261)	(225)
	$5,576	$4,438

Note 4.  Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2013	2012
Land	$873	$873
Buildings	4,553	4,489
Manufacturing equipment	5,665	5,235
Computer equipment	1,129	811
Other	384	225
	12,604	11,633
Less accumulated depreciation	(5,198)	(4,367)
	$7,406	$7,266

Depreciation expense for the years ended March 31, 2013, 2012 and 2011 was $831,000, $725,000 and $661,000, respectively.

Note 5.  Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

	Biological Indicators	Instruments	Total
April 1, 2011	$9,279	$5,171	$14,450
Acquisitions	—	—	—
March 31, 2012	9,279	5,171	14,450
Acquisitions	—	9,190	9,190
March 31, 2013	$9,279	$14,361	$23,640

Other intangible assets are as follows:

	March 31, 2013
(In thousands)	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$4,991	$1,037	$3,954	10-16
Trade names	2,296	248	2,048	10
Customer relationships	14,485	5,345	9,140	7-8.5
Non-compete agreements	823	547	276	3-5
	$22,595	$7,177	$15,418

	March 31, 2012
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$4,091	$542	$3,549	10-16
Trade names	1,596	27	1,569	10
Customer relationships	8,185	3,555	4,630	7-8.5
Non-compete agreements	523	452	71	3-5
	$14,395	$4,576	$9,819

The following is estimated amortization expense for the years ending March 31:

(In thousands)
2014	$2,355
2015	2,324
2016	2,304
2017	2,186
2018	2,043

Amortization expense for the years ended March 31, 2013, 2012 and 2011was $2,601,000, $1,490,000 and $1,183,000, respectively.

For the year ended March 31, 2012, we determined that the carrying value of an indefinite-lived trade name intangible asset was greater than its estimated fair value and recorded an impairment loss of $350,000, which is disclosed separately on the accompanying statements of income.  Fair value was estimated using the royalty replacement approach, whereby a royalty percentage is applied to forecasted revenues and discounted to determine the present value.  While gross profit and cash flows showed improvement since the intangible asset was acquired, revenues did not grow at the level originally used to value the intangible asset.  This impairment impacted the Instruments segment.

Note 6.  Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2013	March 31, 2012
Line of credit (1.5% at March 31, 2013)	$4,000	$—
Less: current portion	—	—
Long-term portion	$4,000	$—

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0. We were in compliance with these covenants at March 31, 2013.

In order to facilitate the Bios Acquisition, in May 2012 we borrowed $11,000,000 under the terms of the Line of Credit. During the year ended March 31, 2013 we made principal repayments of $7,000,000. As a result, the amount outstanding under the Line of Credit was $4,000,000 as of March 31, 2013. In April 2013, we made an additional principal payment of $1,000,000.

Future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2014	$—
2015	4,000
$4,000

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

Note 7.  Stockholders’ Equity

Under applicable law, Colorado corporations are not permitted to retain treasury stock.  The price paid for repurchased shares is allocated between common stock and retained earnings, based on management’s estimate of the original sales price of the underlying shares.

In November, 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares of common stock purchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves.

Dividends per share paid by quarter were as follows:

	Year ended March 31,
	2013	2012	2011
First quarter	$0.13	$0.12	$0.11
Second quarter	0.13	0.12	0.11
Third quarter	0.14	0.13	0.12
Fourth quarter	0.14	0.13	0.12

Note 8.  Employee Benefit Plans

We adopted our 401(k) plan effective January 1, 2000.  Participation is voluntary and employees are eligible the first day of the following month that an employee attains an age of 21 and one hour of service time.  We match 50% of the employee’s contribution up to 6% of the employee’s salary and those contributions are vested immediately.  Our Bozeman, Montana facility (“Bozeman’) is currently operating on a separate 401(k) plan.  That plan was adopted effective August 15, 1996.  Participation is voluntary and employees are eligible to participate at age 21 and after one year of employment.  Bozeman matches 100% of the employee’s contribution up to 4% of the employee’s salary and those contributions are vested immediately.  Bozeman also offers a Roth Savings Plan which is incorporated into their 401(k) Plan with identical requirements and contributions.  We contributed $214,000, $193,000 and $184,000, respectively, to all plans for the years ended March 31, 2013, 2012 and 2011.

Note 9.  Stock-based Compensation

We adopted stock option plans for the benefit of our employees and outside directors.  Under terms of the plans, stock options are granted at an amount not less than 100% of the quoted market price of the underlying shares at the date of grant.  Stock options are exercisable for a term of five to ten years and vest ratably over a four year period.  All of our stock option plans have been approved by our stockholders.

On December 8, 2006, we adopted our current stock compensation plan (the “2006 Plan”).  The purpose of the 2006 Plan is to encourage ownership of our common stock by certain officers, directors, employees and advisors in order to provide incentive to promote the success and business of the Company.  A total of 400,000 shares of common stock were reserved for issuance under the 2006 Plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant.  On September 23, 2010, our stockholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance was increased to 800,000.  As of March 31, 2013, we have 382,750 stock options outstanding under the 2006 Plan.  On February 27, 2013, we filed a Registration Statement on Form S-8 whereby we registered the additional 400,000 shares of common stock underlying stock options issuable under the 2006 Plan.

Under the October 21, 1999 plan (the “1999 Plan”), a total of 300,000 shares of common stock were reserved for issuance and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant.  On October 18, 2004, our stockholders approved an amendment to the 1999 Plan to reserve an additional 200,000 shares of common stock for issuance under the plan.  The 1999 Plan has expired and no new grants can be made under this plan.  As of March 31, 2013, we have 33,375 stock options outstanding under the 1999 Plan.

Amounts recognized in the financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Year ended March 31,
	2013	2012	2011
Total cost of stock based compensation charged against income before income tax	$1,112	$464	$383
Amount of income tax benefit recognized in earnings	77	81	21
Amount charged against net income	$1,035	$383	$362
Impact on net income per common share:
Basic	$0.31	$0.12	$0.11
Diluted	0.29	0.11	0.11

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

	Year ended March 31,
	2013	2012	2011
Volatility	27.5-31.1%	33.4-33.7%	34-36%
Risk-free interest rate	0.6-1.0%	0.9-2.2%	1.1-3.9%
Expected option life (years)	5-10	5-10	5-10
Dividend yield	1.4%	1.8%	1.8%

A summary of the option activity as of and for the years ended March 31, 2013, 2012 and 2011 is as follows:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2010	391,765	$17.37	4.2
Granted	137,060	25.43	5.0
Forfeited	(22,315)	19.16	—
Expired	(150)	11.65	—
Exercised	(62,718)	15.02	—
Outstanding at March 31, 2011	443,642	20.10	4.0	$3,861
Granted	103,780	29.87	5.4
Forfeited	(11,940)	26.06	—
Expired	(1,020)	14.50	—
Exercised	(100,677)	18.00	—
Outstanding at March 31, 2012	433,785	22.77	3.9	11,516
Granted	116,080	49.97	5.9
Forfeited	(40,375)	32.87	—
Expired	(40)	18.98	—
Exercised	(93,325)	20.56	—
Outstanding at March 31, 2013	416,125	29.87	3.7	9,529

Exercisable at March 31,
2013	158,320	21.00	3.0	5,031
2012	148,910	19.28	3.2	4,473
2011	152,217	17.36	3.2	1,742

A summary of the status of our unvested option shares as of and for the years ended March 31, 2013, 2012 and 2011 is as follows:

	Unvested Shares	Weighted-average Grant-date Fair Value
Unvested at March 31, 2010	247,085	$5.51
Options granted	137,060	7.53
Options forfeited	(13,540)	6.51
Options vested	(79,180)	5.34
Unvested at March 31, 2011	291,425	6.46
Options granted	103,780	8.33
Options forfeited	(11,395)	7.31
Options vested	(98,935)	5.97
Unvested at March 31, 2012	284,875	7.28
Options granted	116,065	12.43
Options forfeited	(38,720)	8.86
Options vested	(104,415)	6.69
Unvested at March 31, 2013	257,805	9.55

The total intrinsic value of options exercised was $2,742,000, $2,228,000 and $688,000 during the years ended March 31, 2013, 2012 and 2011, respectively.  As of March 31, 2013, there was $1,889,000 of total unrecognized compensation expense related to unvested options.  As of March 31, 2013, we have 310,820 shares available for future option grants.

Effective November 30, 2012, as part of our Chief Financial Officer transition, 14,400 unvested options were modified to a) extend the expiration date to 10 years following the original grant date, b) allow them to be exercised through their expiration date, and c) accelerate the vesting such that all options will vest by November 30, 2014.  This was a modification of the terms of an equity award and, accordingly, we treated this as an exchange of the original award for a new award.  We recorded incremental compensation expense of approximately $240,000 for the year ended March 31, 2013, which is included in general and administrative expense on the accompanying statements of income.

Note 10.  Income Taxes

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  We measure the tax benefits recognized in the financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution.  The application of income tax law is inherently complex.  Laws and regulations in this area are voluminous and are often ambiguous.  As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures.  Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our balance sheets and statements of income.  Our assessment of tax positions as of March 31, 2013 and 2012, determined that there were no material uncertain tax positions.  Our federal tax returns for all years after 2009 and our state tax returns after 2008 are subject to future examination by tax authorities for all our tax jurisdictions.  We recognize interest and penalties related to income tax matters in other expense and general and administration expense, respectively.  During the year ended March 31, 2013, we amended several state income tax returns, resulting in tax refunds of $258,000.  These tax refunds are included as an offset to income tax expense in the accompanying statement of operations for the year ended March 31, 2013.

The components of the provision for income taxes are as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Current tax provision
Federal	$4,440	$4,233	$3,291
State	280	437	691
	4,720	4,670	3,982
Deferred tax provision:
Federal	(180)	(237)	(342)
State	(12)	(21)	(72)
	(192)	(258)	(414)
	$4,528	$4,412	$3,568

The components of net deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2013	2012
Current deferred tax assets:
Accrued employee-related expenses	$125	$211
Asset reserves	226	196
Stock option deductible differences	243	99
Inventory	252	204
	846	710

Long-term deferred tax liability:
Property, plant and equipment	(1,320)	(1,299)
Goodwill and intangible assets	(1,044)	(1,220)
	(2,364)	(2,519)

Net deferred tax liability	$(1,518)	$(1,809)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year ended March 31,
	2013	2012	2011
Income taxes at statutory rates	$4,543	$4,193	$3,313
State income taxes, net of federal benefit	158	285	272
Tax benefit of stock option exercises	197	61	90
Section 199 manufacturing deduction	(357)	(347)	(273)
Other	(13)	220	166
	$4,528	$4,412	$3,568

Note 11.  Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period.  Diluted net income per share is computed similarly to basic net income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised.

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except share data):

	Year ended March 31,
	2013	2012	2011
Net income available for stockholders	$8,450	$7,919	$6,183

Weighted avg. outstanding shares of common stock	3,357	3,285	3,231
Dilutive effect of stock options	236	177	99
Common stock and equivalents	3,593	3,462	3,330
Net Income per share:
Basic	$2.52	$2.41	$1.91
Diluted	2.35	2.29	1.86

For the years ended March 31, 2013, 2012 and 2011, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

Note 12.  Commitments and Contingencies

As part of the Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if the cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price was estimated based on the historic revenue growth of Bios.  We recorded a contingent consideration liability of $2,140,000 on the accompanying balance sheet as of March 31, 2013.  Any changes to the contingent consideration ultimately paid would result in additional income or expense on the statements of income.  There has been no material change to the contingent consideration liability as of March 31, 2013.  The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

During the year ended March 31, 2013, we determined that we have an obligation for state sales taxes.  The ultimate amount due will depend upon a number of factors, including the amount of sales that were made to customers who already paid the tax or who are exempt, the number of years of exposure, and any penalties and interest.  We recorded an estimate of $100,000 associated with one state, which is included in other accrued expenses on the accompanying balance sheets, and general and administrative expense in the accompanying statements of income.  This estimate may change as further analysis is completed and sales tax returns are filed.  During the year ended March 31, 2012, we determined that we had a liability for state sales taxes in a different state and recorded an estimate of $250,000.  During the year ended March 31, 2013, we settled this liability.  We continue to evaluate our exposure in additional states, but at this time the amount of the liability is not estimable.

Note 13.  Segment Data

Our operations are organized into two reporting segments:  Biological Indicators and Instruments.  The following tables set forth our segment information (in thousands):

	Year ended March 31, 2013
	Biological Indicators	Instruments	Total
Revenues	$21,464	$24,971	$46,435

Gross profit	$12,365	$16,497	$28,862
Selling expenses	1,552	3,078	4,630
	$10,813	$13,419	24,232
Reconciling items(1)			(11,254)
Earnings before income taxes			$12,978

	Year ended March 31, 2012
	Biological Indicators	Instruments	Total
Revenues	$20,422	$19,194	$39,616

Gross profit	$11,236	$12,275	$23,511
Selling expenses	1,607	2,302	3,909
Impairment of intangible asset	—	350	350
	$9,629	$9,623	19,252
Reconciling items(1)			(6,921)
Earnings before income taxes			$12,331

	Year ended March 31, 2011
	Biological Indicators	Instruments	Total
Revenues	$16,822	$17,405	$34,227

Gross profit	$8,918	$10,650	$19,568
Selling expenses	1,554	2,133	3,687
	$7,364	$8,517	15,881
Reconciling items(1)			(6,130)
Earnings before income taxes			$9,751

(1) Reconciling items include general and administrative, research and development, and other expenses.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Year ended March 31,
	2013	2012	2011
Revenues from unaffiliated customers
United States	$28,590	$23,770	$21,053
Foreign	17,845	15,846	13,174
	$46,435	$39,616	$34,227

	March 31,
	2013	2012
Total assets
Biological Indicators	$27,558	$28,887
Instruments	31,782	13,572
Corporate and administrative	6,579	8,237
	$65,919	$50,696

All long-lived assets are located in the United States.

Note 14.  Quarterly Results (unaudited)

Quarterly financial information for the years ended March 31, 2013 and 2012 is summarized as follows (net income per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis) (in thousands, except per share data):

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter
Revenues	$10,560	$11,706	$11,361	$12,808
Gross profit	6,456	7,248	6,947	8,211
Net income	2,100	2,248	1,543	2,559
Net Income per share — basic	$0.63	$0.67	$0.46	$0.76
Net Income per share — diluted	0.59	0.64	0.44	0.71

	First	Second	Third	Fourth
2012	Quarter	Quarter	Quarter	Quarter
Revenues	$9,297	$9,702	$9,649	$10,968
Gross profit	5,388	5,774	5,885	6,464
Net income	1,679	2,054	1,987	2,199
Net Income per share — basic	$0.51	$0.63	$0.60	$0.67
Net Income per share — diluted	0.49	0.59	0.57	0.64

	First	Second	Third	Fourth
2011	Quarter	Quarter	Quarter	Quarter
Revenues	$7,778	$8,072	$8,000	$10,377
Gross profit	4,381	4,552	4,440	6,195
Net income	1,320	1,429	1,258	2,176
Net Income per share — basic	$0.41	$0.44	$0.39	$0.67
Net Income per share — diluted	0.40	0.43	0.37	0.64

Note 15.  Related Party Transactions

On April 30, 2010, we purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which we acquired on April 27, 2010.  As of May, 2011, these former owners are no longer affiliated with the Company.

Note 16.  Subsequent Events

On April 11, 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on June 14, 2013, to stockholders of record at the close of business on May 27, 2013.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2013.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at March 31, 2013.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.  Management evaluated the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2013.  Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2013.  As allowed, this evaluation excludes the operations of the Bios Acquisition due to the timing of the acquisition.  Revenues related to the Bios Acquisition were approximately 13% of total revenues for the year ended March 31, 2013.

Our independent auditors, EKS&H LLLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors, subject to ratification by our stockholders.  EKS&H LLLP has audited and reported on the financial statements of Mesa Laboratories, Inc. and our internal control over financial reporting as of March 31, 2013.  The attestation reports of our registered public accounting firm are contained in this annual report.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE

The Board of Directors and its Committees

Our business is managed through the oversight and direction of our Board of Directors.  We have three standing committees: Audit, Compensation and Nominating.  Our Board of Directors currently consists of seven persons.  Under applicable NASDAQ and SEC requirements, (a) we are required to have a majority of independent directors, and (b) all of the members of each committee, with the exception of the Nominating Committee, must be independent.  The Board of Directors has affirmatively determined that each of H. Stuart Campbell, Michael T. Brooks, David M. Kelly, Luke R. Schmieder and Evan C. Guillemin is an “independent director” as such term is defined in NASDAQ Listing Rule 5605.  The Board of Directors has also affirmatively determined that each member of each committee of the Board of Directors satisfies the independence requirements applicable to committees as prescribed by the NASDAQ Listing Rules and the rules and regulations of the SEC. Mr. Sullivan and Mr. Dwyer are not “independent directors” because they either are our employees or have been employed by us in the past three years.

The Board of Directors has the responsibility for establishing broad corporate policies and for our overall performance, although it is not involved in day-to-day operating details.  The Board of Directors meets regularly throughout the year, including the annual organization meeting following the Annual Meeting of the Stockholders, to review significant developments affecting the Company and to act upon matters requiring Board of Director approval.  It also holds special meetings as required from time to time when important matters arise, requiring Board of Director action between scheduled meetings.

Directors are elected at each Annual Meeting of the Stockholders and serve until a successor is duly elected and qualified at an appropriate Annual Meeting of the Stockholders.  Vacancies may be filled by an affirmative vote of the majority of the remaining directors.

Each non-employee director is compensated separately for service on the Board of Directors and is reimbursed for expenses to attend Board of Director meetings.  Members of the Audit, Nominating and Compensation Committees are not compensated separately for service on those committees.

Meeting Attendance and Preparation

The Board of Directors met six times during the year ended March 31, 2013. Each director attended at least 75% of the Board of Director meetings, and at least 75% of the regular and special meetings of the committees on which they serve, either in person or telephonically.  In addition, directors are required to prepare for each meeting by reviewing materials distributed in advance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers, and the positions held by each such person as of March 31, 2013.  Each of the directors holds office until the next Annual Meeting of the Stockholders and until his successor is elected and qualified or until his earlier death, resignation, or removal.  Each officer serves at the discretion of the Board of Directors.

Name	Age	Postion
Luke R. Schmieder (1)	70	Chairman of the Board of Directors
John J. Sullivan, Ph.D.	60	Chief Executive Officer, Director
John V. Sakys	44	Chief Financial Officer
Glenn E. Adriance	58	Chief Marketing Officer
Michael T. Brooks (1)	64	Director
H. Stuart Campbell (1)	83	Director
Robert V. Dwyer	72	Director
Evan C. Guillemin (1)	47	Director
David M. Kelly (1)	71	Director

(1)  Member of the Nominating, Audit and Compensation committees.

Luke R. Schmieder has served as a director since March 1982 and devotes such time as is necessary to the affairs of the Company.  Mr. Schmieder served as our Chief Executive Officer and Treasurer from our inception in March 1982 through his retirement at March10, 2009.  From 1977 to 1982, Mr. Schmieder served as president and principal of a consulting company for product and process development primarily in the medical field.  Mr. Schmieder was employed from 1970 to 1977 by Cobe Laboratories, Inc. (manufacturer of dialysis and cardiovascular equipment and supplies) as a designer and process controller on various projects.  Mr. Schmieder attended Ohio State University and Ohio University, taking courses in mechanical engineering and business management.

John J. Sullivan, Ph.D. was promoted to the position of Chief Executive Officer and President, and appointed to the Board of Directors in March 2009.  Mr. Sullivan joined us in October 2004 in the role of Vice President of Sales and Marketing, and was promoted to the positions of President and Chief Operating Officer in 2006.  In 1988, Mr. Sullivan joined Varian, Inc. (a major analytical instrument manufacturer) and served in various capacities in Research and Development, Sales and Marketing Management and in Business Development until 2004.  In 1982, Mr. Sullivan joined the U.S. Food and Drug Administration’s Seattle District Laboratory as a Senior Research Scientist and worked there until 1988.  From 1976 until 1980, Mr. Sullivan was employed as an Analytical Chemist at BioMed Research Labs (an independent research and testing laboratory).  Mr. Sullivan received his Bachelor of Science degree in Biology from Western Washington University in 1976 and a Ph.D. degree in Food Science from the University of Washington in 1982.

John V. Sakys joined us in October 2012 as our Chief Financial Officer.  From 2009 through October 2012, Mr. Sakys held several positions with The Berry Company, LLC, and its predecessor company, Local Insight Regatta Holdings, Inc., most recently as its Vice President and Chief Accounting Officer.  From 2001 to 2009, Mr. Sakys was the Vice President and Chief Financial Officer of Isonics Corporation, a NASDAQ listed company based in the Denver area.  From September 2000 to April 2001, Mr. Sakys was Controller of AuraServ Communications.  From July 1998 to September 2000, Mr. Sakys was Director of Financial Reporting for Media One, Inc.  From December 1994 to July 1998, Mr. Sakys was an audit manager at Ernst and Young LLP.  Mr. Sakys received his Bachelors degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara and is a Certified Public Accountant.

Glenn E. Adriance joined us in October 2007.  From 2000 to 2007, Mr. Adriance was employed with two other software firms, Lakeview Technology and Scientific Technologies Corporation as Global Business Partner Director and VP/COO/Executive Officer, respectively.  From 1983 until 2000, Mr. Adriance held various sales and marketing roles of increasing responsibility at IBM.  From 1981 to 1983, Mr. Adriance was employed at Sandia National Laboratories as a senior Business Systems Analyst responsible for various business systems that were fundamental to Sandia’s operations.  Mr. Adriance received his Bachelor of Science degree in Forestry from the University of Massachusetts in 1978 and his MBA from Colorado State University in 1981.

Michael T. Brooks has served as a director since October 1998 and devotes such time as is necessary to the affairs of the Company.  Mr. Brooks was an independent manufacturer’s representative from 1982 to 1985, at which time he purchased an interest in Fiero Fluid Power, which he presently owns and operates.  Fiero Fluid Power is a Rep/Distributor selling pneumatic and instrumentation equipment.  While pursuing a career in fluid power, he received a Masters in Business Administration from the University of Denver in 1983.  Mr. Brooks received his Bachelor of Arts in History from Ohio Wesleyan University in 1971.

H. Stuart Campbell has served as a director since May 1983 and devotes such time as is necessary to the affairs of the Company.  Mr. Campbell owned and served as an officer of Highland Packaging Labs, Inc., Somerville, New Jersey (contract packaging business) until its sale in 2002.  From 1977 through September 1982, he was a Company Group Chairman with Johnson & Johnson and served as Chief Executive Officer and Chairman of the Board of Directors of eight major corporate subsidiaries.  From 1960 through September 1982, Mr. Campbell served in various capacities for Johnson & Johnson and Ethicon, Inc., a domestic subsidiary of Johnson & Johnson.  Mr. Campbell received his Bachelor of Science degree from Cornell University in 1951.

Robert V. Dwyer has served as a director since May 2006 and devotes such time as is necessary to the affairs of the Company.  Mr. Dwyer served as President of our Raven Biological Laboratories operation until November 2010.  Mr. Dwyer currently serves on the Board of Directors of American National Bank, based in Omaha, Nebraska.  In addition, Mr. Dwyer holds ownership positions in other small business entities.  Mr. Dwyer served as President and was the majority owner of Raven Biological Laboratories, Inc. and is also an Attorney at Law.  Mr. Dwyer received his Bachelor of Arts in Philosophy from Creighton University in 1962, and he received his J.D. from Creighton University in 1964.

Evan C. Guillemin has served as a director since February 2009 and devotes such time as is necessary to the affairs of the Company.  Mr. Guillemin has served as Chief Financial Officer (CFO) and Analyst at Select Equity Group Inc., a registered investment adviser based in New York City, since 2004.  Prior to joining Select Equity Group, Mr. Guillemin served as CFO of Alloy Merchandising Group Inc., the successor to Delias Inc.  Mr. Guillemin was an executive and board member of Delias Inc., a NASDAQ-traded specialty retailing company.  He served as CFO and then Chief Operating Officer of Delias from 1996 to 2003, when the company was acquired by Alloy Inc.  He received his Bachelor of Arts degree from Yale University in 1987 and a Master’s Degree in Business Administration with distinction from Harvard Business School in 1996.

David M. Kelly has served as a director since October 2010 and devotes such time as is necessary to the affairs of the Company.  Mr. Kelly currently serves as a member of the Board of Directors of Federated Investors, Inc. (NYSE: FII), Mestek (OTC: MCCK), and a privately held company.  In 1995, Mr. Kelly joined Matthews International Corporation, where he served as Chairman of the Board, Chief Executive Officer and President until his retirement in 2007.  From 1972 to 1995, Mr. Kelly was with Carrier Corporation and held a variety of executive positions, in the United States and in Asia, in marketing, finance, manufacturing and operations, including President of North America operations.  He received a Bachelor of Science degree in Physics from Boston College in 1964, a Master’s Degree in Molecular Biophysics from Yale in 1966, and a Masters of Business Administration from Harvard Business School in 1968.

Unless otherwise indicated, no director has held any other directorships for the past five years.

Significant Employees and Family Relationships

There were, and are, no family relationships among the Named Executive Officers (“NEOs”), directors or any person chosen to become a director or executive officer.

Involvement in Certain Legal Proceedings

Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “1934 Act’) requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of  our common stock.  Officers, directors and greater than five percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than five percent beneficial owners were complied with during the fiscal year ended March 31, 2013.

Committees of the Board of Directors

The charter of each committee is available in print to any stockholder who requests it, or on our website at www.mesalabs.com/corporate.  Each of the following directors is a member of all of our committees (Audit, Compensation and Nominating):

Michael T. Brooks

H. Stuart Campbell, Nominating Committee Chairman

Evan C. Guillemin, Audit Committee Chairman

David M. Kelly, Compensation Committee Chairman

Luke R. Schmieder

In addition to the standing committees mentioned above, the Board of Directors may convene special committees to consider various other matters as they arise.  During the year ended March 31, 2013, the Board of Directors did not convene any special committees.

Audit Committee

Pursuant to its charter, the Audit Committee assists the Board of Directors in overseeing (i) the financial statements and audits of the Company, (ii) our compliance with financial reporting requirements, and (iii) the independence and performance of our internal and external auditors.  The Audit Committee charter further requires the Audit Committee to, among other things:

•                  Review the annual audited financial statements with management and the independent auditors and determine whether to recommend to the Board of Directors that they be included in our Annual Report on Form 10-K;

•                  Review proposed major changes to our auditing and accounting principles and practices;

•                  Review and evaluate our system of internal control;

•                  Review significant financial reporting issues raised by management or the independent auditors; and

•                  Establish procedures for the receipt, retention, and treatment of complaints regarding accounting, internal accounting controls or auditing matters as well as the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee met six times during the year ended March 31, 2013.  All members of the Audit Committee were present at each meeting (except for one meeting in which one committee member was not able to attend).  The Board of Directors has determined that Mr. Evan Guillemin is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and is “independent.”  The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (ii) impose on such person any duties, obligations, or liability that are greater than the duties, obligations, and liability imposed on such person as a member of the Audit Committee and the Board of Directors in the absence of such designation, or (iii) affect the duties, obligations, or liability of any other member of the Audit Committee or the Board of Directors.

As required by NASDAQ, our Board of Directors has reviewed the qualifications of our Audit Committee members and has determined that none of them has a relationship with us that may interfere with the exercise of their independence from management and the Company.

Compensation Committee

Pursuant to its charter, the Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities for compensation of executive officers and administration of our compensation and benefit plans.  The Compensation Committee met five times during the year ended March 31, 2013, and all members of the Compensation Committee were present at each meeting.

During the year ended March 31, 2013, no members of our Compensation Committee were executive officers serving on the Compensation Committee of another entity whose executive officers served on our Board of Directors.  No member of the Compensation Committee was an officer or employee of the Company, or had a business relationship with or conducted any undisclosed transactions with the Company.  Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating Committee

The Nominating Committee assists the Board of Directors in identifying qualified individuals to become members of the Board of Directors.  The committee met one time during the year ended March 31, 2013, and all members of the Nominating Committee were present.

In evaluating potential director candidates, the Nominating Committee considers the appropriate balance of experience, skills, and characteristics required of the Board of Directors, and seeks to ensure that at least a majority of the directors are independent under the applicable Listing Rules of NASDAQ.  The Nominating Committee selects director nominees based on their personal and professional integrity, depth and breadth of experience, ability to make independent analytical inquiries, understanding of our business, willingness to devote adequate attention and time to duties of the Board of Directors, and such other criteria as are deemed relevant by the Nominating Committee.  The Nominating Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a diverse mix of experience, knowledge, and skills.

In identifying potential director candidates, the Nominating Committee relies on recommendations made by current directors and officers.  In addition, the Nominating Committee may engage a third party search firm to identify and recommend potential candidates.  Finally, the Nominating Committee will consider candidates recommended by stockholders.

Risk Oversight

The Board of Directors takes a key role in overseeing our risks.  The Board of Directors receives frequent timely reports of our financial performance, changes in and composition of balance sheet accounts, quality assurance program effectiveness, product liability risks and status of relationships with all business constituencies including customers, employees, suppliers and government entities.  The Audit Committee receives regular reports on our compliance with securities laws and communications with the SEC and stockholders.  The Audit Committee has established an independent whistleblower hot line to encourage early and anonymous reporting of accounting irregularities or other violations of our codes of ethics.  The Board of Directors routinely reviews our litigation threats, product/market strategies and operational activities.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, executive officers and directors, including our principal executive officer and principal financial officer.  The Code of Ethics contains written standards that are reasonably designed to deter wrongdoing and includes provisions regarding ethical conduct, conflicts of interest, proper disclosure in all public communications, compliance with all applicable governmental laws, rules and regulations, and the prompt reporting of violations of the Code of Ethics and accountability for adherence to the Code of Ethics.  A copy of the Code of Ethics is available on our website at www.mesalabs.com/corporate/.

Stockholder Communications with the Board of Directors

Stockholders and other interested parties may communicate with one or more members of the Board of Directors by writing to all or one of the following: Audit Committee Chairman, Compensation Committee Chairman or Nominating Committee Chairman, c/o Corporate Secretary, Mesa Laboratories, Inc., 12100 West Sixth Avenue, Lakewood CO 80228.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Philosophy

The Compensation Committee supervises our executive compensation program for NEOs.  The Compensation Committee has designed a compensation program for NEOs to attract, retain and motivate talent in our competitive market environment while focusing the executive team and the Company on the creation of long-term value for our stockholders.  The Compensation Committee has the authority to engage outside consultants or purchase compensation surveys, if needed, for evaluation of executive compensation levels.

NEO positions during the year ended March 31, 2013 included: Chief Executive Officer, President, Chief Financial Officer, Chief Marketing Officer and Vice President of Operations.  Other positions may be added as business conditions warrant.

Our compensation programs for our NEOs are designed to:

•                  attract and retain high performing and experienced executives;

•                  motivate and reward executives whose knowledge, skills and performance are critical to our success;

•                  align the interests of our executives and stockholders by motivating executives to increase stockholder value;

•                  foster a shared commitment among executives by coordinating their goals; and

•                  motivate our executives to manage our business to meet our short and long-term objectives, and reward them for meeting these objectives.

Our Compensation Committee administers four elements for NEOs: base salary (cash), Short-term incentives (cash), long-term incentives (equity), and benefits.  The total compensation package reflects our “Pay for Performance” philosophy, which is to couple employee rewards with the interests of our stockholders.  We believe strongly that retention and motivation of successful employees is in the long-term interest of our stockholders.  The Compensation Committee targets the total compensation level to be competitive with comparable companies in terms of size (as measured by revenue and market capitalization), our industry segments and geographic locations.

Benchmarking

The Compensation Committee, with assistance from our executives if required, researches compensation levels by investigating comparable company records, purchasing third party compensation surveys or engaging compensation consultants.  The acquired data is evaluated by the Compensation Committee and is one factor in establishing compensation plans for the NEOs.

To help establish competitive compensation levels for the year ended March 31, 2013, the Compensation Committee examined executive compensation survey data, both base salaries and total cash compensation, from Economic Research Institute (“ERI”).  The survey data was tailored to include only those U.S. public companies in the “Instrument Manufacturing” segment with revenues between $20 — $50 million per year.  The ERI survey included 90 public companies in the data set used to establish compensation statistics.  This included companies that produced both medical devices and general electronic instruments, along with consumable supplies.  The data was further adjusted for the geographic location of each NEO.  The data from this analysis was used by the Compensation Committee as one factor in determining compensation levels for base salary and total compensation.

Determination of Target Compensation

For the year ended March 31, 2013, the Compensation Committee determined that an appropriate starting point for total compensation of our NEOs was approximately the 50th percentile level, compared to the data obtained from the ERI survey.  The Compensation Committee used not only the data from the ERI survey, but also considered individual and team executive performance, along with our financial performance, as criteria to establish target compensation levels for each NEO.  From that analysis, and in consideration of our past and future expected financial performance, the Compensation Committee made adjustments to base salaries and target total compensation levels for each NEO that were implemented June 1, 2012.

Base Salary

Base salaries for NEOs are determined based upon job responsibilities, level of experience, individual performance and comparisons to the salaries of executives in similar positions from the ERI survey.

Short-term Incentive Plan

Each NEO participates in our Short-term Incentive Plan.  The Compensation Committee believes that it is in the best interest of our stockholders to have a substantial component of total compensation “at-risk” and dependent upon our financial performance.  For the purpose of the Short-term Incentive Plan, performance is measured by two variables: sales growth and profit growth.  These variables are considered by the Compensation Committee to be a reliable indicator for the creation of long-term stockholder value.  Bonus payouts under the Short-term Incentive Plan are tied directly to achievement of these sales and profit growth targets for the year.  If both the sales and profit growth targets are exceeded by a substantial margin, the maximum bonus payments are set at between 45% and 85% of the base salary for the various NEOs.  Of course, if our financial performance is poor, bonus payments could be at or near $0.  The Compensation Committee reserves the right to adjust payments under the Short-term Incentive Plan, in the case of unusual circumstances or events, or economic conditions in general.

We do not disclose the specific target sales and profit growth targets set forth in the Short-term Incentive Plan as we believe that the disclosure thereof would cause us competitive harm.  Because we are not disclosing these target objectives, we are stating our assessment of how likely it will be for these targets to be achieved by our NEOs.  Although achievement of our target objectives involves future performance and, therefore, is subject to uncertainties, the Compensation Committee believes it has established target objectives that are achievable with an appropriate amount of dedication and hard work and, therefore, it is more likely than not that each NEO will earn a bonus under the Short-term Incentive Plan.

Long-term Incentive Plan

The Compensation Committee believes that it is in the best interest of our stockholders to provide long-term incentive to each NEO with ownership of our stock.  Stock ownership by our NEOs directly ties their long-term compensation to the performance of our share price.  To achieve this goal, we make stock option grants to each NEO at the time of hire and on an annual basis under our stock compensation plan.  These grants are either incentive stock options with a term of five years and/or non-qualified stock options with a term of 10 years.  In either case, the grant price is set at 100% of the market price on the day of the grant and the options vest ratably over four years.  There are no performance or market conditions associated with the vesting of these stock options.  The number of stock options awarded is at the discretion of the Compensation Committee.

Other benefits

Our philosophy is to provide only those other benefits to our named executives that are consistent with those generally offered to all of our other employees.  As such, the NEOs have available various health, welfare and retirement (401(k)) benefits.

Employment and Change-in-Control Agreements.  We have provided certain of our NEOs with salary continuation agreements.  Severance payments will be made 1) in the event of an involuntary separation of service without cause or a voluntary separation of service with good reason or 2) immediately prior to, or within 24 months after, a change in control for an involuntary termination without cause or a voluntary termination for good reason.  Severance payments will be paid monthly for 12 months or 24 months, respectively, to include the individual’s then current monthly salary, and the same percentage of Company-paid health and life insurance benefits.  Additionally, all outstanding unvested stock options, and any other equity-based awards that may be granted in the future, will vest immediately with the exercise period extended to the full term of the option (in case 1 above, the acceleration is subject to discretion of the Board of Directors).

Nonqualified Deferred Compensation.  We do not have any nonqualified defined contribution or deferred compensation plans.

Post-Employment Compensation.  We have no defined benefit plans, supplemental executive retirement plans or actuarial plans.

Summary Compensation Table

The following table lists compensation awarded to or earned by the NEOs for the years ended March 31, 2013, 2012 and 2011.  We had no other executive officers whose compensation exceeded $100,000 for the year ended March 31, 2013.  Additionally, Steven W. Peterson left the Company effective November 30, 2012.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(f)	(g)	(i)	(j)

John J. Sullivan, Ph.D.	2013	$290,819	$125,317	$200,000	$8,725	$624,861
CEO and President	2012	265,488	110,782	180,000	8,220	564,490
	2011	237,611	76,549	182,000	7,204	503,364

John V. Sakys	2013	$83,836	$10,076	$70,000	—	$163,912
Chief Financial Officer	2012	—	—	—	—	—
effective December 1, 2012	2011	—	—	—	—	—

Glenn E. Adriance	2013	$183,322	$33,396	$90,000	$5,500	$312,218
Chief Marketing Officer	2012	147,493	36,343	84,000	4,583	272,419
	2011	131,917	19,221	100,000	5,118	256,256

Steven W. Peterson	2013	$120,329	$269,995	$—	$188,610	$578,934
Chief Financial Officer	2012	175,321	36,343	70,000	5,440	287,104
through November 30, 2012	2011	146,611	16,031	114,000	4,765	281,407

Bryan T. Leo	2013	$117,123	$13,057	$49,313	$3,514	$183,007
Vice President of Operations	2012	—	—	—	—	—
	2011	—	—	—	—	—

(1)                                 This column represents compensation to NEOs under our Short-term Incentive Plan.  These amounts are included for the year earned, not when paid.

(2)                                 This column reflects the stock-based compensation expense recognized during the year for each NEO for financial statement reporting purposes with respect to the years ended March 31, 2013, 2012, and 2011.  We calculated these amounts in accordance with the provisions of Accounting Standards Codification (“ASC”) Section 718 — Compensation — Stock Compensation, using the Black-Scholes option-pricing model.  Effective November 30, 2012, as part of the negotiated separation agreement with Steven W. Peterson, 14,400 unvested options were modified to a) extend the expiration date to 10 years following the original grant date, b) allow them to be exercised through their expiration date, and c) accelerate the vesting such that all options will vest by November 30, 2014.  This was a modification of the terms of an equity award and, accordingly, we treated this as an exchange of the original award for a new award.  We recorded incremental compensation expense of approximately $240,000 for the year ended March 31, 2013.

(3)                                 This column represents 401(k) matching funds.  For Steven W. Peterson, it also includes a separation payment equivalent to one year of salary, recognized fully in our statement of operations for the year ended March 31, 2013, but to be paid out over 12 months.

Grant of Plan-based Awards

		Estimated future payments under non-equity incentive plan awards (1)			All other option awards: Number of securities	Exercise or base price of option	Grant date fair value of stock and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	underlying options	awards ($/Sh)	option awards
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)

John J. Sullivan, Ph.D.	4/2/2012	—	—	—	8,000	$50.50	$14.03
	5/1/2012	—	$187,500	$250,000	—	—	—

John J. Sakys	10/29/2012	—	—	—	8,000	48.72	13.97
	5/1/2012	$70,000	70,000	70,000	—	—	—

Glenn E. Adriance	4/2/2012	—	—	—	4,000	50.50	14.03
	5/1/2012	—	105,000	140,000	—	—	—

Steven W. Peterson	4/2/2012	—	—	—	4,000	50.50	14.03

Bryan T. Leo	4/23/2012	—	—	—	3,100	50.32	13.76
	4/23/2012	—	—	—	1,900	50.32	11.65
	5/1/2012	—	45,000	60,000	—	—	—

(1)                                 This section represents compensation to NEOs under our Short-term Incentive Plan.  These amounts are included for the year earned, not when paid.  These awards are based on growth in total revenue, and total net income adjusted for amortization of intangible assets net of tax, adjusted for unusual items, weighted evenly between these two factors.

Outstanding Equity Awards at March 31, 2013

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)

John J. Sullivan	4,500	1,500	$16.60	4/1/2014
	1,950	1,950	25.56	4/1/2015
	30,000	—	15.44	3/20/2016
	20,000	20,000	18.98	5/11/2017
	1,100	—	21.93	4/1/2018
	1,500	500	16.60	4/1/2019
	3,050	3,050	25.56	4/1/2020
	2,200	6,600	29.20	4/6/2021
		8,000	50.50	4/2/2022

John V. Sakys	—	8,000	$48.72	10/29/2022

Glenn E. Adriance	—	1,000	$16.60	4/1/2014
	—	1,950	25.56	4/1/2015
	800	—	16.60	10/1/2017
	275	550	25.56	4/1/2020
	1,100	3,300	29.20	4/6/2021
	—	4,000	50.50	4/2/2022

Steven W. Peterson	—	1,000	$16.60	4/1/2019
	—	2,500	25.56	4/1/2020
	1,100	3,300	29.20	4/6/2021
	—	4,000	50.50	4/2/2022

Bryan T. Leo	—	1,900	$50.32	4/23/2017
	—	3,100	50.32	4/23/2022

Options Exercised During the Year Ended March 31, 2013

Name	Number of Shares Acquired upon Exercise (#)	Value Realized On Exercise (1)
(a)	(b)	(c)

John J. Sullivan, Ph.D.	4,300	$128,613

John V. Sakys	—	—

Glenn E. Adriance	3,850	$113,933

Steven W. Peterson	8,200	$259,957

Bryan T. Leo	—	—

(1)                                 Determined by multiplying the number of options that were exercised during the year ended March 31, 2013 by the difference between the per share closing price of our common stock on the date of exercise and the exercise price of the options, but not including any tax impact incurred in connection with such exercise.

Potential Payments upon Termination or Change-in-Control

	Salary Continuation upon Termination (1)	Salary Continuation upon Change in Control (1)	Value of Equity Awards Received or to be Received (2)
John J. Sullivan, Ph.D.	$295,000	$590,000	$1,065,396
John V. Sakys	200,000	400,000	36,014
Glenn E. Adriance	190,000	380,000	194,698

(1)                                 This amount is based on the NEO’s salary at March 31, 2013.

(2)                                 The value of accelerating these unvested stock options was calculated by multiplying the number of shares underlying the NEO’s unvested stock options that were in-the-money at March 31, 2013 by the difference between the weighted average exercise price for options in-the-money at March 31, 2013, and our closing price per share on March 28, 2013 (the last trading day of the period).

Director Compensation

	Fees Earned or Paid in Cash	Option Awards(1)	Total
Name	($)	($)	($)
(a)	(b)	(d)	(h)

Michael T. Brooks	$19,000	$14,030	$33,030

H. Stuart Campbell	$19,000	$14,030	$33,030

Robert V. Dwyer	$19,000	$14,030	$33,030

Evan C. Guillemin	$19,000	$14,030	$33,030

David M. Kelly	$19,000	$14,030	$33,030

Luke R. Schmieder	$19,000	$14,030	$33,030

(1)                                 6,000 stock options were granted on April 2, 2012.  We calculated these amounts in accordance with the provisions of ASC Section 718 — Compensation — Stock Compensation, using the Black-Scholes option-pricing model.

Effective January 1, 2013, outside director compensation increased from $4,500 per quarter to $5,500 per quarter, or $22,000 annually.  No additional compensation is received for various committee assignments or for attendance at meetings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as of March 31, 2013 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each of our executive officers and directors, and by all of our executive officers and directors as a group.  This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.  As far as is known, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2013 except as set forth below.

	Amount and Nature of Beneficial		Percentage of Class-
Name of Beneficial Owner	Owner		Beneficially Owned
Luke R. Schmieder (1)	187,163	(3)	5.6
John J. Sullivan, Ph.D. (1)	107,935	(4)	3.1
Glenn E. Adriance (1)	21,650	(5)	0.6
H. Stuart Campbell (1)	77,458	(6)	2.3
Michael T. Brooks (1)	37,350	(7)	1.1
Robert V. Dwyer (1)	127,410	(8)	3.8
Evan C. Guillemin (1)	205,250	(9) (10)	6.1
David M. Kelly (1)	8,200	(11)	0.2
FMR LLC (2)	317,500		9.5

All executive officers and directors as a group (8 in number)	772,416	(12)	22.2

(1)                                 The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.

(2)                                 The business address is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)                                 Includes 7,675 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.

(4)                                 Includes 83,000 shares which Mr. Sullivan has the right to acquire within 60 days by exercise of stock options.

(5)                                 Includes 6,525 shares which Mr. Adriance has the right to acquire within 60 days by exercise of stock options.

(6)                                 Includes 1,600 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.

(7)                                 Includes 11,150 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.

(8)                                 Includes 3,400 shares which Mr. Dwyer has the right to acquire within 60 days by exercise of stock options.

(9)                                 Includes 5,250 shares which Mr. Guillemin has the right to acquire within 60 days of exercise by stock options

(10)                          Includes 200,000 shares beneficially owned by SEG Ventures, LLC, of which Mr. Guillemin is a partner.

(11)                          Includes 1,800 shares which Mr. Kelly has the right to acquire within 60 days by exercise of stock options.

(12)                          Includes 121,500 shares that our executive officers and directors as a group have the right to acquire within 60 days by exercise of stock options.

For information regarding securities authorized for issuance under our equity compensation plans, please see Note 9 contained in “Item 8.  Financial Statements and Supplementary Data” of this report.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On April 30, 2010, we purchased the building housing the facilities of SGM Biotech, Inc. for $2,150,000 from Surreal, LLC.  Surreal, LLC is owned by the former owners of SGM Biotech, Inc., which we acquired on April 27, 2010.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by EKS&H LLLP, our principal accountant, for the audit of our financial statements, and the fees for other services:

	Year ended March 31,
Type of Fees	2013	2012	2011
Annual audit and quarterly reviews	$183,910	$126,112	$122,500
Audit-related fees — acquisitions	117,127	—	98,114
Tax fees	25,625	15,500	22,020
All other fees	20,899	81,492	20,598
Total	$347,561	$223,104	$263,232

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a)             Financial Statements

The Financial Statements of the Registrant listed on the accompanying index (please see “Item 8. Financial Statements and Supplementary Data”) are filed as part of this Annual Report.

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

3.2	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1988.

3.3	Articles of Amendment of Registrant dated October 4, 1990 - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1991.

3.4	Articles of Amendment of Registrant dated October 20, 1992 - incorporated by reference to the Exhibit to the Report on Form 10-KSB for the year ended March 31, 1993.

3.5	Articles of Amendment of Registrant dated October 1, 2012, filed herein.

23.1

Consent of EKS&H LLLP, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-186893, 333-89808, 333-02074,333-18161, 333-48556, 333-122911, 333-138619 and 333-152210) of their report dated June 6, 2013, included in the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2013.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2013, formatted in XBRL: (i) the Balance Sheets, (ii) the Statements of Income, (iii) Statements of Stockholders’ Equity, (iv) Statements of Cash Flows, and (v) the Notes to the Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date:	June 6, 2013	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luke R. Schmieder.	Chairman of the Board of Directors	June 6, 2013
Luke R. Schmieder

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President,	June 6, 2013
John J. Sullivan, Ph.D.	Treasurer and Director

/s/John V. Sakys	Chief Financial	June 6, 2013
John V. Sakys	and Chief Accounting Officer and Secretary

/s/H. Stuart Campbell	Director	June 6, 2013
H. Stuart Campbell

/s/Michael T. Brooks	Director	June 6, 2013
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 6, 2013
Robert V. Dwyer

/s/Evan Guillemin	Director	June 6, 2013
Evan Guillemin

/s/David M. Kelly	Director	June 6, 2013
David M. Kelly