Form 10-Q
period 2013-06-30
MESA LABORATORIES INC /CO
filed 2013-08-07
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark  one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐	TRANSITION REPORT PURSUANT TOSECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934

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

There were 3,399,879 shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2013.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	June 30, 2013 (Unaudited)	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,589	$4,006
Accounts receivable, net	6,375	8,474
Inventories, net	6,090	5,576
Prepaid expenses and other	1,720	1,399
Total current assets	17,774	19,455

Property, plant and equipment, net	7,622	7,406
Intangibles, net	14,806	15,418
Goodwill	23,640	23,640

Total assets	$63,842	$65,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,621	$1,010
Accrued salaries and payroll taxes	1,327	2,085
Other accrued expenses	378	422
Income taxes payable	45	1,145
Total current liabilities	3,371	4,662

Deferred income taxes	2,364	2,364
Long-term debt	1,500	4,000
Contingent consideration	2,152	2,140
Total liabilities	9,387	13,166

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,396,586 and 3,388,548 shares, respectively	10,947	10,723
Employee loans to purchase stock	(57)	(149)
Retained earnings	43,565	42,179
Total stockholders’ equity	54,455	52,753

Total liabilities and stockholders’ equity	$63,842	$65,919

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Income

(Unaudited)

(In thousands except per share data)

	Three months ended June 30,
	2013	2012

Revenues	$11,218	$10,559
Cost of revenues	4,421	4,104
Gross profit	6,797	6,455

Operating expenses
Selling	1,083	1,002
General and administrative	2,086	1,854
Research and development	585	380
Total operating expenses	3,754	3,236

Operating income	3,043	3,219
Other expense, net	28	34

Earnings before income taxes	3,015	3,185

Income taxes	1,155	1,086

Net income	$1,860	$2,099

Net income per share:
Basic	$0.55	$0.63
Diluted	0.52	0.59

Weighted average common shares outstanding:
Basic	3,394	3,337
Diluted	3,553	3,541

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three months ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$1,860	$2,099
Depreciation and amortization	811	784
Stock-based compensation	149	149
Change in assets and liabilities, net of acquisitions
Accounts receivable, net	2,099	(120)
Inventories, net	(514)	(227)
Prepaid expenses and other	(321)	105
Accounts payable	611	412
Accrued liabilities and taxes payable	(1,890)	210
Net cash flows provided by operating activities	2,805	3,412

Cash flows from investing activities:
Acquisitions	—	(16,660)
Purchases of property, plant and equipment	(415)	(185)
Net cash used in investing activities	(415)	(16,845)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	11,000
Payments on debt	(2,500)	—
Dividends	(474)	(434)
Purchase and retirement of common stock	(15)	(43)
Proceeds from the exercise of stock options	182	312
Net cash (used in) provided by financing activities	(2,807)	10,835

Net decrease in cash and cash equivalents	(417)	(2,598)
Cash and cash equivalents at beginning of period	4,006	7,191

Cash and cash equivalents at end of period	3,589	$4,593

Cash paid for:
Income taxes	$2,435	$408
Interest	19	—

Supplemental non-cash activity:
Employee loans issued for the exercise of stock options	$—	$155
Repayment of employee loans for stock options	92	289
Contingent consideration as part of an acquisition	—	2,240

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying condensed balance sheet as of March 31, 2013, has been derived from audited financial statements. The accompanying unaudited interim condensed financial statements of Mesa have been prepared on the same basis as the annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013.

The summary of our significant accounting policies is incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2013.

Recently Issued Accounting Pronouncements

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

Note 2 — Acquisition

On May 15, 2012, we completed a business combination (the “Bios Acquisition”) by acquiring specific assets and assuming certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation.  The asset acquisition agreement (the “Bios Agreement”) includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The Bios Acquisition further diversified and grew our Instruments segment.

The contingent consideration arrangement requires us to pay Bios if cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price below was estimated based on the historic revenue growth rates of Bios.  Over the remaining term of the agreement, we are accreting through interest expense the difference between the estimated fair value of the contingent consideration, $2,140,000, and the amount we estimate we will pay, $2,240,000.

The Bios Acquisition constituted the acquisition of a business and was recognized at fair value.  We determined the estimated fair values using discounted cash flow analyses and estimates made by management.  The financial statements for the three months ended June 30, 2012, reflected our preliminary purchase price allocation, which was finalized in the second quarter of the year ended March 31, 2013.  The following reflects our allocation of the consideration in accordance with the Bios Agreement as of March 31, 2013 (in thousands):

Cash consideration	$16,660
Contingent purchase price liability	2,140
Aggregate consideration	$18,800

The purchase price was allocated as follows:
Accounts receivable, net	$478
Inventories, net	910
Other current assets	28
Property, plant and equipment	63
Intangible assets	8,200
Goodwill	9,190
Current liabilities	(69)
Total purchase price allocation	$18,800

Note 3 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2013	March 31, 2013
Raw materials	$4,369	$4,052
Work-in-process	483	271
Finished goods	1,545	1,514
Less: reserve	(307)	(261)
	$6,090	$5,576

Note 4 - Long-term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2013	March 31, 2013
Line of credit (1.5% at June 30, 2013)	$1,500	$4,000
Less: current portion	—	—
Long-term portion	$1,500	$4,000

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.  We were in compliance with these covenants at June 30, 2013.

In order to facilitate the Bios Acquisition, in May 2012 we borrowed $11,000,000 under the terms of the Line of Credit.  During the three months ended June 30, 2013 we made principal repayments of $2,500,000. As a result, the amount outstanding under the Line of Credit was $1,500,000 as of June 30, 2013.

Future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2014	$—
2015	1,500
$1,500

In July 2013, we made an additional principal payment of $1,000,000.

Note 5 - Stock-based Compensation

Amounts recognized in the condensed financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three months ended June 30,
	2013	2012
Total cost of stock-based compensation charged against income before income taxes	$149	$149
Amount of income tax benefit recognized in earnings	57	51
Amount charged against net income	$92	$98
Impact on net income per common share:
Basic	$0.03	$0.03
Diluted	0.03	0.03

Stock-based compensation expense is included in cost of revenues, selling, and general and administrative expense in the accompanying condensed statements of income.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model (“Black-Scholes”). We use historical data to estimate the expected price volatility, the expected stock option life and expected forfeiture rate. The risk-free interest rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period. The following summarizes the Black-Scholes assumptions used for stock option grants:

	Three months ended June 30,
	2013	2012
Volatility	28.7%	31.1%
Risk-free interest rate	0.8 – 1.2%	0.6 – 1.0%
Expected stock option life (years)	5 – 10	5 – 10
Dividend yield	1.1%	1.5%

The following is a summary of stock option activity:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2013	416,125	$29.87	3.7	$9,529
Stock options granted	101,124	51.85	6.2
Stock options forfeited	(6,569)	42.84
Stock options expired	—	—
Stock options exercised	(11,320)	22.43
Outstanding at June 30, 2013	499,360	34.31	4.3	9,893

Exercisable at June 30, 2013	237,215	24.26	3.2	7,086

The total intrinsic value of stock options exercised was $329,000 and $851,000 for the three months ended June 30, 2013 and 2012, respectively.

A summary of the status of our unvested stock option shares as of June 30, 2013 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2013	257,805	$9.55
Stock options granted	101,124	11.93
Stock options forfeited	(6,199)	9.91
Stock options vested	(90,585)	6.92
Unvested at June 30, 2013	262,145	11.44

As of June 30, 2013, there was $2,747,000 of total unrecognized compensation expense related to unvested stock options.  As of June 30, 2013, we have 216,265 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended June 30,
	2013	2012
Net income available for stockholders	$1,860	$2,099
Weighted average outstanding shares of common stock	3,394	3,337
Dilutive effect of stock options	159	204
Common stock and equivalents	3,553	3,541

Net income per share:
Basic	$0.55	$0.63
Diluted	0.52	0.59

For the three months ended June 30, 2013 and 2012, none and 101,433 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

As part of the Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if the cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price was estimated based on the historic revenue growth of Bios.  We recorded a contingent consideration liability of $2,140,000 on the accompanying condensed balance sheets.  Any changes to the contingent consideration ultimately paid would result in additional income or expense on the condensed statements of income.  There has been no material change to the contingent consideration liability as of June 30, 2013.  The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

During the year ended March 31, 2013, we determined that we have an obligation for state sales taxes.  The ultimate amount due will depend upon a number of factors, including the amount of sales that were made to customers who already paid the tax or who are exempt, the number of years of exposure, and any penalties and interest.  We recorded an estimate of $100,000 associated with one state, which is included in other accrued expenses on the accompanying balance sheets.  This estimate may change as further analysis is completed and sales tax returns are filed.  We continue to evaluate our exposure in additional states, but at this time the amount of the liability is not estimable.

Note 8 - Segment Information

We have two reporting segments:  Biological Indicators and Instruments.  The following tables set forth our segment information (in thousands):

	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Biological Indicators	Instruments	Total	Biological Indicators	Instruments	Total
Revenues	$4,854	$6,364	$11,218	$5,118	$5,441	$10,559

Gross profit	$2,561	$4,236	$6,797	$2,894	$3,561	$6,455
Selling expenses	390	693	1,083	365	637	1,002
	$2,171	$3,543	5,714	$2,529	$2,924	5,453
Reconciling items (1)			(2,699)			(2,268)
Earnings before income taxes			$3,015			$3,185

(1) Reconciling items include general and administrative, research and development, and other expenses.

	June 30, 2013	March 31, 2013
Total assets
Biological Indicators	$23,570	$27,558
Instruments	34,963	31,782
Corporate and administrative	5,309	6,579
	$63,842	$65,919

All long-lived assets are located in the United States.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended June 30,
	2013	2012
Net revenues from unaffiliated customers:
United States	$6,030	$6,369
Foreign	5,188	4,190
	$11,218	$10,559

No foreign country exceeds 10% of total revenues.

Note 9 - Subsequent Event

On July 1, 2013, we completed a business combination by entering into an asset purchase agreement (the “SureTorque Agreement”) with ST Acquisitions, LLC (“ST Acquisitions”), pursuant to which we acquired essentially all of the assets of ST Acquisitions’ business involving the design, manufacturing, sale and service of its SureTorque line of bottle cap torque testing instrumentation.  The purchase price for the acquired assets was $1,821,000, consisting of a cash payment of $1,721,000 at closing and a $100,000 holdback amount that is expected to be settled on July 1, 2014, pursuant to the terms of the SureTorque Agreement.

In August 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on September 18, 2013, to stockholders of record at the close of business on August 30, 2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute “forward-looking statements.”  Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature.  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.  All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth and statements expressing general views about future operating results — are forward-looking statements.  Management believes that these forward-looking statements are reasonable as and when made.  However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.  In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections.  These risks and uncertainties include, but are not limited to those described in Part II, “Item 1A. Risk Factors” and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2013, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

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

In May 2012, we completed the Bios Acquisition by acquiring specific assets and assuming certain liabilities of Bios, a New Jersey corporation, for $16,660,000 and potential contingent consideration based on revenue growth over a three year earn-out period.

In July 2013, we completed a business combination by entering into an asset purchase agreement with ST Acquisitions pursuant to which we acquired essentially all of the assets of ST Acquisitions’ business involving the design, manufacturing, sales and service of its SureTorque line of bottle cap torque testing instrumentation (the “SureTorque Acquisition”).  The purchase price for the acquired assets was $1,821,000, consisting of a cash payment of $1,721,000 at closing and a $100,000 holdback amount that is expected to be settled on July 1, 2014.

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions.  During the year ended March 31, 2013, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, research and development, and finance teams.  As needed, we intend to continue to strengthen our infrastructure during the year ending March 31, 2014, including our information systems.  We expect Sarbanes-Oxley (“SOX”) compliance costs to remain relatively flat during the year ending March 31, 2014, as we maintain our internal control structure while simultaneously making efficient and effective improvements.

The markets for our biological indicators remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions.  The worldwide market for biological indicators is growing, as more countries focus on verifying the effectiveness of sterilization processes.  Recent general economic conditions however have slowed the organic growth of our instruments business, due to the discretionary nature of these products.  Additionally, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases.  Demand for our instruments products, however, is still strong and we strive to maintain or grow revenue going forward.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of income data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three months ended June 30,			Percent
	2013	2012	Change	Change
Revenues	$11,218	$10,559	$659	6%
Cost of revenues	4,421	4,104	317	8%
Gross profit	$6,797	$6,455	$342	5%
Gross margin	61%	61%	—%

Operating expenses
Selling	$1,083	$1,002	$81	8%
General and administrative	2,086	1,854	232	13%
Research and development	585	380	205	54%
	$3,754	$3,236	$518	16%

Net income	$1,860	$2,099	$(239)	(11)%
Net profit margin	17%	20%	(3)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three months ended June 30,			Percent
	2013	2012	Change	Change
Biological Indicators	$4,854	$5,118	$(264)	(5)%
Instruments	6,364	5,441	923	17%
Total	$11,218	$10,559	$659	6%

Three months ended June 30, 2013 versus June 30, 2012

Biological Indicator revenues decreased, primarily as a result of our replacing three product batches that had longer than expected incubation times.  Additionally, our efforts to quickly manufacture and replace these product batches also decreased product available to fulfill new orders, which resulted in an increase in our backlog at quarter end.  We don’t anticipate this being an issue again in the future as we have implemented new spore crop screening procedures to now identify such issues prior to manufacture or shipment.  Instruments revenues increased as a result of the Bios Acquisition, while the legacy Instruments product lines remained relatively unchanged.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three months ended June 30,			Percent
	2013	2012	Change	Change
Biological Indicators	$2,561	$2,894	$(333)	(12)%
Gross profit margin	53%	57%	(4)%

Instruments	4,236	3,561	675	19%
Gross profit margin	67%	65%	2%

Total	$6,797	$6,455	$342	5%
Gross profit margin	61%	61%	—%

Three months ended June 30, 2013 versus June 30, 2012

Biological Indicator gross profit decreased due to the cost of replacement product (as discussed above in Revenues), and having lower revenues available to cover fixed costs.  Instruments gross profit increased as a result of the Bios Acquisition, while legacy Instruments product lines remained relatively unchanged.

Operating Expenses

Generally, operating expenses increased due to having a full three months of expense from the Bios Acquisition for the three months ended June 30, 2013.  For the three months ended June 30, 2012, we only had expense from the Bios Acquisition from the date of acquisition, May 15, 2012.  Operating expenses increased (decreased) as compared to the same period in the prior year as follows (in thousands):

Increase (Decrease)
Three months ended June 30, 2013
Selling	$81

General and administrative
Amortization	31
Personnel costs	142
Other, net	59
232

Research and development	205

Operating expenses	$518

Three months ended June 30, 2013 versus June 30, 2012

Selling—Selling costs increased primarily due to the Bios Acquisition, along with negligible increases from other product lines.  As a percent of revenues, selling expense remained relatively flat.

Three months ended June 30, 2013 versus June 30, 2012

General and administrative—Personnel costs increased primarily due to the Bios Acquisition, additional personnel and salary adjustments.  The remaining increase primarily consists of general and administrative expenses associated with the acquired Bios operations.

Three months ended June 30, 2013 versus June 30, 2012

Research and development— The increase is due to additional internal personnel added as a result of the Bios Acquisition and external research and development consulting costs, as we continue our commitment to research and development.

Net Income

Other expense remained consistent from year to year.  Our estimated effective income tax rate increased to 38.3% for the three months ended June 30, 2013, from 34.1% for the three months ended June 30, 2012.  We anticipate that on a go forward basis, our effective tax rate will approximate our current rate of 38.3%.  Otherwise, net income varied with the changes in revenue, gross profit and operating expenses.

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

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $14,403,000 and $14,793,000, respectively, at June 30, 2013 and March 31, 2013.  The decrease in working capital is primarily due to the use of cash for the repayment of long-term debt, estimated income tax payments and employee bonuses.

In February 2012, we entered into the Credit Facility, which is comprised of a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In May 2012, we borrowed $11,000,000 against the Line of Credit to partially finance the Bios Acquisition.  The amount outstanding under the Line of Credit was $1,500,000 at June 30, 2013 and we had unused capacity of $18,500,000.  In July 2013 we made an additional principal payment of $1,000,000.

We routinely evaluate opportunities for strategic acquisitions.  Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.  We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 161,631 shares of common stock under this program from inception through June 30, 2013.

We have been paying regular quarterly dividends since 2003.  Dividends per share paid by quarter were as follows:

	Year ending March 31,
	2014	2013
First quarter	$0.14	$0.13
Second quarter	—	0.13
Third quarter	—	0.14
Fourth quarter	—	0.14

In August 2013, our Board of Directors declared a quarterly cash dividend of $0.14 per share of common stock, payable on September 18, 2013, to stockholders of record at the close of business on August 30, 2013.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Three months ended June 30,
	2013	2012
Net cash provided by operating activities	$2,805	$3,412
Net cash used in investing activities	(415)	(16,845)
Net cash (used in) provided by financing activities	(2,807)	10,835

Net cash provided by operating activities changed primarily due to increases in revenues and positive results from efforts to collect long-outstanding receivables, offset by higher expenses from the Bios Acquisition infrastructure and the timing of certain working capital expenditures related to estimated income taxes and employee bonuses.

Net cash used in investing activities for the three months ended June 30, 2012, was primarily for the $16,660,000 Bios Acquisition.  In addition, purchases of property, plant and equipment were $415,000 and $185,000, respectively, for the three months ended June 30, 2013 and 2012.

Net cash used in financing activities for the three months ended June 30, 2013, resulted from the repayment of debt of $2,500,000 and the payment of dividends of $474,000, partially offset by proceeds from the exercise of stock options of $182,000.  Net cash provided by financing activities for the three months ended June 30, 2012, resulted from borrowings under our Line of Credit of $11,000,000 and proceeds from the exercise of stock options of $312,000, partially offset by the payment of dividends of $434,000.

At June 30, 2013, we had contractual obligations for open purchase orders of $1,308,000 for routine purchases of supplies and inventory, which would be payable in less than one year.  In September 2011, we entered into a license agreement for certain biological indicator technology and up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.  As part of our Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.

In July 2013, we completed the SureTorque Acquisition for a purchase price of $1,821,000, consisting of a cash payment of $1,721,000 at closing and a $100,000 holdback amount that is expected to be settled on July 1, 2014.

Critical Accounting Estimates

Our condensed financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2013 in the Critical Accounting Policies and Estimates section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

We are subject to interest rate volatility with regard to existing and future issuances of debt, as our current credit facility is variable-rate.  Based on average variable-rate debt for the three months ended June 30, 2013, a one percentage point increase in interest rates would have increased interest expense by $33,000.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2013.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at June 30, 2013.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2013, under the heading “Part I — Item 1A. Risk Factors.”  There have been no material changes to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares.  This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.  We made the following repurchases of our common stock, including settlement of loans to employees for the exercise of stock options:

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 2013	661	$50.85	160,183	139,817
May 2013	1,448	51.68	161,631	138,369
June 2013	—	—	161,631	138,369
Total	2,109	51.42

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Registrant)

DATED:	August 7, 2013	BY:		/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED:	August 7, 2013		BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer