Form 10-Q
period 2013-09-30
MESA LABORATORIES INC /CO
filed 2013-11-05
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

There were 3,426,203 shares of the Issuer’s common stock, no par value, outstanding as of October 29, 2013.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Balance Sheets

(In thousands, except share amounts)

	September 30, 2013 (Unaudited)	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$3,424	$4,006
Accounts receivable, net	7,091	8,474
Inventories, net	6,089	5,576
Prepaid expenses and other	1,997	1,399
Total current assets	18,601	19,455

Property, plant and equipment, net	7,772	7,406
Intangibles, net	15,195	15,418
Goodwill	24,219	23,640

Total assets	$65,787	$65,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,344	$1,010
Accrued salaries and payroll taxes	1,441	2,085
Other accrued expenses	1,604	422
Income taxes payable	298	1,145
Total current liabilities	4,687	4,662

Deferred income taxes	2,364	2,364
Long-term debt	—	4,000
Contingent consideration	2,164	2,140
Total liabilities	9,215	13,166

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,425,031 and 3,388,548 shares, respectively	11,610	10,723
Employee loans to purchase stock	(57)	(149)
Retained earnings	45,019	42,179
Total stockholders’ equity	56,572	52,753

Total liabilities and stockholders’ equity	$65,787	$65,919

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Income

(Unaudited)

(In thousands except per share data)

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012

Revenues	$12,676	$11,706	$23,894	$22,266
Cost of revenues	5,076	4,458	9,497	8,562
Gross profit	7,600	7,248	14,397	13,704

Operating expenses
Selling	1,419	1,072	2,502	2,074
General and administrative	3,136	2,169	5,222	4,023
Research and development	530	519	1,115	899
Total operating expenses	5,085	3,760	8,839	6,996

Operating income	2,515	3,488	5,558	6,708
Other Income (expense), net	423	(36)	395	(70)

Earnings before income taxes	2,938	3,452	5,953	6,638

Income taxes	1,006	1,204	2,161	2,290

Net income	$1,932	$2,248	$3,792	$4,348

Net income per share:
Basic	$0.57	$0.67	$1.11	$1.30
Diluted	0.54	0.64	1.06	1.23

Weighted average common shares outstanding:
Basic	3,412	3,349	3,403	3,343
Diluted	3,592	3,538	3,568	3,531

See accompanying notes to condensed financial statements.

Mesa Laboratories, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six months ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,792	$4,348
Depreciation and amortization	1,639	1,675
Gain on dispositions	(468)	—
Deferred income taxes	—	—
Stock-based compensation	357	438
Change in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable, net	1,383	(452)
Inventories, net	(475)	(282)
Prepaid expenses and other	(598)	134
Accounts payable	334	103
Accrued liabilities and taxes payable	(385)	(1,038)
Net cash flows provided by operating activities	5,579	4,926

Cash flows from investing activities:
Acquisitions	(1,721)	(16,660)
Proceeds from dispositions	661	—
Purchases of property, plant and equipment	(771)	(370)
Net cash used in investing activities	(1,831)	(17,030)

Cash flows from financing activities:
Proceeds from the issuance of debt	—	11,000
Payments on debt	(4,000)	(3,000)
Dividends	(952)	(871)
Purchase and retirement of common stock	(15)	(57)
Proceeds from the exercise of stock options	637	613
Net cash (used in) provided by financing activities	(4,330)	7,685

Net decrease in cash and cash equivalents	(582)	(4,419)
Cash and cash equivalents at beginning of period	4,006	7,191

Cash and cash equivalents at end of period	$3,424	$2,772

Cash paid for:
Income taxes	$3,190	$2,814
Interest	—	75

Supplemental non-cash activity:
Employee loans issued for the exercise of stock options	$—	$166
Repayment of employee loans for stock options	92	347
Contingent consideration as part of an acquisition	—	2,140

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

Basis of Presentation

The accompanying condensed balance sheet as of March 31, 2013, has been derived from audited financial statements. The accompanying unaudited interim condensed financial statements have been prepared on the same basis as our annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013.

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

Note 2 — Acquisitions and Dispositions

Acquisitions

On July 1, 2013, we completed a business combination (the “Suretorque Acquisition”) whereby we acquired essentially all of the assets of ST Acquisitions, LLC’s (“ST Acquisitions”) business involving the design, manufacturing, sale and service of its SureTorque line of bottle cap torque testing instrumentation.  The asset acquisition agreement (the “Suretorque Agreement”) includes a provision for a holdback payment, payable to the seller one year from the effective date less any losses incurred by the buyer, as defined.

We expect to achieve savings and income growth as we integrate the Suretorque operations and marketing functions.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable acquired assets and, as a result, we recorded goodwill in connection with this transaction.  The goodwill is expected to be deductible for tax purposes.  All of the goodwill was assigned to our Instruments segment.

The Suretorque Acquisition constituted the acquisition of a business and was recognized at fair value.  We determined the estimated fair values using discounted cash flow analyses and estimates made by management.  The following reflects our allocation of the consideration in accordance with the Suretorque Agreement (in thousands):

Cash consideration	$1,721
Holdback payment liability	100
Aggregate consideration	$1,821

The purchase price was allocated as follows:
Inventories, net	$230
Property, plant and equipment	7
Intangible assets	1,005
Goodwill	579
Total purchase price allocation	$1,821

Our condensed statements of income includes the results of the Suretorque Acquisition from the acquisition date of July 1, 2013.  The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2013 and 2012 are as follows:

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Total net revenues	$12,676	$11,993	$24,311	$22,840
Net income	1,932	2,370	3,969	4,591
Net Income per common share:
Basic	$0.57	$0.71	$1.17	$1.37
Diluted	0.54	0.67	1.11	1.30

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

The Bios Acquisition constituted the acquisition of a business and was recognized at fair value.  We determined the estimated fair values using discounted cash flow analyses and estimates made by management.  The financial statements for the three months ended June 30, 2012, reflected our preliminary purchase price allocation, which was finalized in the second quarter of the year ended March 31, 2013.  The following reflects our allocation of the consideration in accordance with the Bios Agreement (in thousands):

Cash consideration	$16,660
Contingent purchase price liability	2,140
Aggregate consideration	$18,800

The purchase price was allocated as follows:
Accounts receivable, net	$478
Inventories, net	910
Other current assets	28
Property, plant and equipment	63
Intangible assets	8,200
Goodwill	9,190
Current liabilities	(69)
Total purchase price allocation	$18,800

Dispositions

On August 12, 2013, we entered into an agreement whereby we sold our NuSonics product line (the “Nusonics Disposal”) for $661,000. The carrying value of this product line was $193,000 which resulted in a pre-tax gain of $468,000.

Note 3 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2013	March 31, 2013
Raw materials	$4,298	$4,052
Work-in-process	349	271
Finished goods	1,813	1,514
Less: reserve	(371)	(261)
	$6,089	$5,576

Note 4 - Long-term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2013	March 31, 2013
Line of credit (1.5% at September 30, 2013)	—	$4,000
Less: current portion	—	—
Long-term portion	—	$4,000

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.  We were in compliance with these covenants at September 30, 2013.

In order to facilitate the Bios Acquisition, in May 2012 we borrowed $11,000,000 under the terms of the Line of Credit.  During the three months ended September 30, 2013 we made principal repayments of $1,500,000. As a result, there are no amounts outstanding as of September 30, 2013.

Note 5 - Stock-based Compensation

Amounts recognized in the condensed financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Total cost of stock-based compensation charged against income before income taxes	$208	$289	$357	$438
Amount of income tax benefit recognized in earnings	71	101	130	151
Amount charged against net income	$137	$188	227	287
Impact on net income per common share:
Basic	$0.04	$0.06	$0.07	$0.09
Diluted	0.04	0.05	0.06	0.08

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

The following is a summary of stock option activity for the six months ended September 30, 2013:

	Number of Shares	Weighted- average Exercise Price per Share	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2013	416,125	$29.87	3.7	$9,529
Stock options granted	103,124	52.09	6.0
Stock options forfeited	(12,670)	45.19
Stock options expired	—	—
Stock options exercised	(42,155)	19.98
Outstanding at September 30, 2013	464,424	35.29	4.3	15,009

Exercisable at September 30, 2013	210,730	25.16	3.3	8,946

The total intrinsic value of stock options exercised was $1,710,000 and $1,300,000 for the six months ended September 30, 2013 and 2012, respectively.

A summary of the status of our unvested stock option shares as of September 30, 2013 is as follows:

	Number of Shares	Weighted- average Grant-Date Fair Value
Unvested at March 31, 2013	257,805	$9.55
Stock options granted	103,124	12.27
Stock options forfeited	(12,260)	10.84
Stock options vested	(94,975)	8.45
Unvested at September 30, 2013	253,694	11.11

As of September 30, 2013, there was $1,908,000 of total unrecognized compensation expense related to unvested stock options.  As of September 30, 2013, we have 220,366 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net income available for stockholders	$1,932	$2,248	$3,792	$4,348
Weighted average outstanding shares of common stock	3,412	3,349	3,403	3,343
Dilutive effect of stock options	180	189	165	188
Common stock and equivalents	3,592	3,538	3,568	3,531

Net income per share:
Basic	$0.57	$0.67	$1.11	1.30
Diluted	0.54	0.64	1.06	1.23

For both the three and six months ended September 30, 2013 and 2012, zero and 84,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

As part of the Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if the cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price was estimated based on the historic revenue growth of Bios.  We recorded a contingent consideration liability of $2,140,000 on the accompanying condensed balance sheets.  Any changes to the contingent consideration ultimately paid would result in additional income or expense on the condensed statements of income.  There has been no material change to the contingent consideration liability as of September 30, 2013.  The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state.  The determination of nexus varies state by state and often requires knowledge of each jurisdiction’s tax case law.  During the year ended March 31, 2013, we determined that there are states in which we most likely had established nexus during prior periods without properly collecting and remitting sales tax.  We recorded an estimate of $100,000 associated with one specific state but we were unable to estimate our remaining exposure at that time.  The ultimate amount due in remaining states will depend upon a number of factors, including the amount of sales that were made to customers who are either exempt or have already paid the tax, the number of years of exposure, and any penalties or interest that might be due.  During the three months ended September 30, 2013 we completed our analysis associated with the remaining states and we recorded an estimate of $1,106,000, which is included in other accrued expenses on the accompanying condensed balance sheets and in general and administrative expense on the accompanying condensed statements of income for the three and six months ended September 30, 2013.  This estimate was based upon facts and circumstances known at such time and our ultimate liability may change as further analysis is completed and state sales tax returns are filed.

Note 8 - Segment Information

We have two reporting segments:  Biological Indicators and Instruments.  The following tables set forth our segment information (in thousands):

	Three months ended September 30, 2013			Three months ended September 30, 2012
	Biological Indicators	Instruments	Total	Biological Indicators	Instruments	Total
Revenues	$6,010	$6,666	$12,676	$5,320	$6,386	$11,706

Gross profit	$3,482	$4,118	$7,600	$3,063	$4,185	$7,248
Selling expenses	556	863	1,419	414	658	1,072
	$2,926	$3,255	6,181	$2,649	$3,527	6,176
Reconciling items (1)			(3,243)			(2,724)
Earnings before income taxes			$2,938			$3,452

	Six months ended September 30, 2013			Six months ended September 30, 2012
	Biological Indicators	Instruments	Total	Biological Indicators	Instruments	Total
Revenues	$10,864	$13,030	$23,894	$10,438	$11,828	$22,266

Gross profit	$6,043	$8,354	$14,397	$5,956	$7,748	$13,704
Selling expenses	946	1,556	2,502	780	1,294	2,074
	$5,097	$6,798	11,895	$5,176	$6,454	11,630
Reconciling items (1)			(5,942)			(4,992)
Earnings before income taxes			$5,953			$6,638

(1) Reconciling items include general and administrative, research and development, and other expenses.

	September 30, 2013	March 31, 2013
Total assets
Biological Indicators	$24,479	$27,558
Instruments	35,887	31,782
Corporate and administrative	5,421	6,579
	$65,787	$65,919

All long-lived assets are located in the United States.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2013	2012	2013	2012
Net revenues from unaffiliated customers:
United States	$7,794	$7,121	$13,824	$13,491
Foreign	4,882	4,585	10,070	8,775
	$12,676	$11,706	$23,894	$22,266

No foreign country exceeds 10% of total revenues.

Note 9 - Subsequent Event

In October 2013, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on December 16, 2013, to stockholders of record at the close of business on November 29, 2013.

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

In August 2013, we entered into an agreement whereby we sold our NuSonics product line for $661,000, which resulted in a pre-tax gain of $468,000.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed statements of income data.  The table and the discussion below should be read in conjunction with the accompanying condensed financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three months ended September 30,			Percent
	2013	2012	Change	Change
Revenues	$12,676	$11,706	$970	8%
Cost of revenues	5,076	4,458	618	14%
Gross profit	$7,600	$7,248	$352	5%
Gross margin	60%	62%	(2)%

Operating expenses
Selling	$1,419	$1,072	$347	32%
General and administrative	3,136	2,169	967	45%
Research and development	530	519	11	2%
	$5,085	$3,760	$1,325	35%

Net income	$1,932	$2,248	$(316)	(14)%
Net profit margin	15%	19%	(4)%

	Six months ended September 30,			Percent
	2013	2012	Change	Change
Revenues	$23,894	$22,266	$1,628	7%
Cost of revenues	9,497	8,562	935	11%
Gross profit	$14,397	$13,704	$693	5%
Gross margin	60%	62%	(2)%

Operating expenses
Selling	$2,502	$2,074	$428	21%
General and administrative	5,222	4,023	1,199	30%
Research and development	1,115	899	216	24%
	$8,839	$6,996	$1,843	26%

Net income	$3,792	$4,348	$(556)	(13)%
Net profit margin	16%	20%	(4)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three months ended September 30,			Percent
	2013	2012	Change	Change
Biological Indicators	$6,010	$5,320	$690	13%
Instruments	6,666	6,386	280	4%
Total	$12,676	$11,706	$970	8%

	Six months ended September 30,			Percent
	2013	2012	Change	Change
Biological Indicators	$10,864	$10,438	$426	4%
Instruments	13,030	11,828	1,202	10%
Total	$23,894	$22,266	$1,628	7%

Three and six months ended September 30, 2013 versus September 30, 2012

Biological Indicators revenues for the three and six months ended September 30, 2013 increased as compared to the prior year as a result of continued organic growth, achieved through existing customers and expansion into new markets.  In addition, Biological Indicators revenues for the three months ended September 30, 2013 also increased as compared to the prior year due to the fulfillment of backlog from the previous quarter end which resulted from the requirement to replace three product batches that had longer than expected incubation times. Our efforts to quickly manufacture and replace these product batches during the three months ended June 30, 2013 decreased product available to fulfill new orders, which resulted in an increase from our typical backlog at the end of the prior quarter.  We were successful in our efforts to fulfill substantially all of this backlog during the three months ended September 30, 2013.

Instruments revenues for the three and six months ended September 30, 2013 increased as compared to the prior year primarily from organic growth in our Bios product line and the acquisition of the SureTorque product line, while other Instruments product lines remained relatively unchanged.  The increase in Instruments revenues for the six months ended September 30, 2013 as compared to the prior year was also impacted by the timing of the Bios Acquisition in the prior year.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three months ended September 30,			Percent
	2013	2012	Change	Change
Biological Indicators	$3,482	$3,063	$419	14%
Gross profit margin	58%	58%	0%

Instruments	4,118	4,185	(67)	(2)%
Gross profit margin	62%	66%	(4)%

Total	$7,600	$7,248	$352	5%
Gross profit margin	60%	62%	(2)%

	Six months ended September 30,			Percent
	2013	2012	Change	Change
Biological Indicators	$6,043	$5,956	$87	1%
Gross profit margin	56%	57%	(1)%

Instruments	8,354	7,748	606	8%
Gross profit margin	64%	66%	(2)%

Total	$14,397	$13,704	$693	5%
Gross profit margin	60%	62%	(2)%

Three and six months ended September 30, 2013 versus September 30, 2012

Biological Indicators gross profit margin percentage for the three months ended September 30, 2013 remained flat as compared to the prior year.  Biological Indicators gross profit margin percentage for the six months ended September 30, 2013 decreased as compared to the prior year as a result of the cost of replacement product associated with the three product batches that had longer than expected incubation times (as discussed above in Revenues).

Instruments gross profit margin percentage for the three months ended September 30, 2013 decreased as compared to the prior year primarily as a result of the application of purchase accounting associated with the Suretorque Acquisition.  Instruments gross profit margin percentage for the six months ended September 30, 2103 decreased as compared to the prior year primarily as a result of the application of purchase accounting associated with the Suretorque Acquisition partially offset by the timing of the Bios Acquisition in the prior year.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2013 increased (decreased) as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three months ended September 30, 2013	Six months ended September 30, 2013
Selling	$347	$428

General and administrative
Amortization	(54)	(23)
Personnel costs	(64)	78
Taxes and Fees	1,071	1,053
Other, net	14	91
	967	1,199

Research and development	11	216

Operating expenses	$1,325	$1,843

Three and six months ended September 30, 2013 versus September 30, 2012

Selling—Selling expenses for the three months ended September 30, 2103 increased as compared to the prior year primarily due to the Suretorque Acquisition, along with negligible increases from other product lines.  Selling expenses for the six months ended September 30, 2013 increased primarily due to the Suretorque and Bios acquisitions.

General and administrative —General and administrative expenses for the three and six months ended September 30, 2103 increased as compared to the prior year primarily as a result of the recording of a $1,106,000 accrual associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods.  The increase in general and administrative expenses for the six months ended September 30, 2103 as compared to prior year was also impacted by the timing of the Bios acquisition in the prior year.

Research and development— Research and development expenses for the three months ended September 30, 2013 was relatively flat as compared to the prior year.  Research and development expenses for the six months ended September 30, 2013 increased as compared to the prior year as a result of the Bios Acquisition and timing of external research and development consulting costs, as we continue our commitment to research and development.

Net Income

Other income (expense) for the three and six months ended September 30, 2013 increased as compared to the prior year as a result of the Nusonics Disposal. Our estimated effective income tax rate increased to 36.3% for the three and six months ended September 30, 2013, from 34.9% and 34.5% for the three and six months ended September 30, 2012, respectively.  We anticipate that on a go forward basis, our effective tax rate will approximate our current rate of 36.3%.  Otherwise, net income varied with the changes in revenue, gross profit and operating expenses.

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

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $13,914,000 and $14,793,000 at September 30, 2013 and March 31, 2013, respectively.  The decrease in working capital is primarily due to the use of cash for the repayment of long-term debt, the timing of the collection of accounts receivable and the recording of a $1,106,000 accrual associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods.

In February 2012, we entered into the Credit Facility, which is comprised of a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In May 2012, we borrowed $11,000,000 against the Line of Credit to partially finance the Bios Acquisition.  There were no amounts outstanding under the Line of Credit at September 30, 2013 and we had unused capacity of $20,000,000.

We routinely evaluate opportunities for strategic acquisitions.  Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.  We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 161,631 shares of common stock under this program from inception through September 30, 2013.

We have been paying regular quarterly dividends since 2003.  Dividends per share paid by quarter were as follows:

	Year ending March 31,
	2014	2013
First quarter	$0.14	$0.13
Second quarter	0.14	0.13
Third quarter	—	0.14
Fourth quarter	—	0.14

In October 2013, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on December 16, 2013, to stockholders of record at the close of business on November 29, 2013.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Six months ended September 30,
	2013	2012
Net cash provided by operating activities	$5,579	$4,926
Net cash used in investing activities	(1,831)	(17,030)
Net cash (used in) provided by financing activities	(4,330)	7,685

Net cash provided by operating activities for the six months ended September 30, 2013 increased primarily due to increases in revenues and positive results from efforts to collect long-outstanding receivables partially offset by higher expenses associated with the timing of the Bios Acquisition and the timing of other working capital expenditures.

Net cash used in investing activities for the six months ended September 30, 2013 resulted from the $1,721,000 Suretorque Acquisition and the purchase of $771,000 of property, plant and equipment partially offset by the proceeds from the NuSonics Disposal.  Net cash used in investing activities for the six months ended September 30, 2012 resulted from the $16,660,000 Bios Acquisition and the purchase of $370,000 of property, plant and equipment

Net cash used in financing activities for the six months ended September 30, 2013 resulted from the repayment of debt of $4,000,000 and the payment of dividends of $952,000, partially offset by proceeds from the exercise of stock options of $637,000.  Net cash provided by financing activities for the six months ended September 30, 2012 resulted from borrowings under our Line of Credit of $11,000,000 and proceeds from the exercise of stock options of $613,000, partially offset by the repayment of debt of $3,000,000 and the payment of dividends of $871,000.

At September 30, 2013, we had contractual obligations for open purchase orders of approximately $1,300,000 for routine purchases of supplies and inventory, which would be payable in less than one year.  As part of our Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2013.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at September 30, 2013.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Catastrophic events or environmental conditions may disrupt our business.

A disruption or failure of our systems or operations because of a major weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs or adversely affect our revenues. These conditions also may add uncertainty to the timing and budget for purchase/investment decisions by our customers, and may result in supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenue. The long-term effects of climate change on the global economy in general or the Industrial Instruments industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and maintaining the equipment we need to produce our product lines.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 2013	—	$—	161,631	138,369
Aug 2013	—	—	161,631	138,369
Sep 2013	—	—	161,631	138,369
Total	—	—

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED:	November 5, 2013	BY:	/s/ John J. Sullivan, Ph.D..
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED:	November 5, 2013	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer