Form 10-Q
period 2013-12-31
MESA LABORATORIES INC /CO
filed 2014-02-05
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark  one)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,447,034 shares of the Issuer’s common stock, no par value, outstanding as of January 29, 2014.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2013 (Unaudited)	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$2,160	$4,006
Accounts receivable, net	8,844	8,474
Inventories, net	7,155	5,576
Prepaid expenses and other	2,441	1,399
Total current assets	20,600	19,455

Property, plant and equipment, net	7,681	7,406
Intangibles, net	26,345	15,418
Goodwill	37,929	23,640

Total assets	$92,555	$65,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,370	$1,010
Accrued salaries and payroll taxes	3,825	2,085
Unearned revenues	1,714	—
Other accrued expenses	2,603	422
Income taxes payable	1,271	1,145
Total current liabilities	10,783	4,662

Deferred income taxes	4,591	2,364
Long-term debt	16,000	4,000
Contingent consideration	2,676	2,140
Total liabilities	34,050	13,166

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Preferred stock, no par value	—	—
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,446,362 and 3,388,548 shares, respectively	12,312	10,723
Employee loans to purchase stock	(57)	(149)
Retained earnings	46,250	42,179
Total stockholders’ equity	58,505	52,753

Total liabilities and stockholders’ equity	$92,555	$65,919

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Revenues	$13,116	$11,361	$37,010	$33,627
Cost of revenues	5,410	4,414	14,907	12,976
Gross profit	7,706	6,947	22,103	20,651

Operating expenses
Selling	1,595	1,223	4,097	3,297
General and administrative	2,781	2,759	8,003	6,782
Research and development	524	501	1,639	1,399
Total operating expenses	4,900	4,483	13,739	11,478

Operating income	2,806	2,464	8,364	9,173
Other (expense) income, net	(79)	(38)	316	(109)

Earnings before income taxes	2,727	2,426	8,680	9,064

Income taxes	981	883	3,142	3,173

Net income	$1,746	$1,543	$5,538	$5,891

Net income per share:
Basic	$0.51	$0.46	$1.62	$1.76
Diluted	0.48	0.44	1.54	1.67

Weighted average common shares outstanding:
Basic	3,434	3,360	3,414	3,349
Diluted	3,637	3,542	3,591	3,527

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2013	2012
Cash flows from operating activities:
Net income	$5,538	$5,891
Depreciation and amortization	2,682	2,585
Gain on dispositions, net	(420)	—
Stock-based compensation	629	897
Change in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable, net	1,202	(631)
Inventories, net	(684)	67
Prepaid expenses and other	(425)	114
Accounts payable	105	310
Accrued liabilities and taxes payable	714	(782)
Unearned Revenues	133	—
Net cash provided by operating activities	9,474	8,451

Cash flows from investing activities:
Acquisitions	(22,758)	(16,660)
Proceeds from dispositions	661	—
Purchases of property, plant and equipment	(808)	(656)
Net cash used in investing activities	(22,905)	(17,316)

Cash flows from financing activities:
Proceeds from the issuance of debt	18,000	11,000
Payments on debt	(6,000)	(6,000)
Dividends	(1,467)	(1,341)
Purchase and retirement of common stock	(15)	(57)
Proceeds from the exercise of stock options	1,067	794
Net cash provided by financing activities	11,585	4,396

Net decrease in cash and cash equivalents	(1,846)	(4,469)
Cash and cash equivalents at beginning of period	4,006	7,191

Cash and cash equivalents at end of period	$2,160	$2,722

Cash paid for:
Income taxes	$3,248	$4,125
Interest	52	120

Supplemental non-cash activity:
Employee loans issued for the exercise of stock options	$—	$177
Repayment of employee loans for stock options	92	347
Contingent consideration as part of an acquisition	500	2,140

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982.  The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted.  We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements.  We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins.  We are organized into three divisions across six physical locations.  Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, semiconductor and petrochemical industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries.  Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

Basis of Presentation

The accompanying condensed balance sheet as of March 31, 2013, has been derived from audited financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2013.

The summary of our significant accounting policies is incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2013.

Note 2 — Acquisitions and Dispositions

Acquisitions

Amega Scientific

On November 6, 2013, we completed a business combination (the “Amega Acquisition”) whereby we acquired substantially all of the assets and certain liabilities of Amega Scientific Corporation’s (“Amega”) business which provides continuous monitoring systems to regulated industries.  The asset acquisition agreement (the “Amega Agreement”) includes provisions for both contingent consideration based on the cumulative three year revenues of our Continuous Monitoring Division and for a holdback payment, payable to the seller no later than November 6, 2014 less any losses incurred by the buyer, as defined.

Under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels.  The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000.  Based on both historical and projected growth rates, we recorded $500,000 of contingent consideration payable.

We expect to achieve savings and generate growth as we integrate the Amega operations and sales and marketing functions.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction.  The goodwill is expected to be deductible for tax purposes and it was assigned to our Continuous Monitoring segment.

The Amega Acquisition constituted the acquisition of a business and was recognized at fair value.  Due to the recent nature of the transaction, the purchase price allocation was based upon a preliminary estimated fair value of the assets and liabilities acquired as we are in the process of finalizing our valuation of the assets acquired and liabilities assumed.  We determined the preliminary estimated fair values using discounted cash flow analyses and estimates made by management.  The following reflects our preliminary allocation of the consideration, subject to customary purchase price adjustments in accordance with the Amega Agreement (in thousands):

Cash consideration	$11,268
Holdback payment liability	1,000
Contingent consideration liability	500
Aggregate consideration	$12,768

The purchase price was allocated as follows:

Accounts receivable, net	$734
Inventories, net	410
Prepaid expenses and other	11
Property, plant and equipment, net	115
Intangibles, net	5,838
Goodwill	6,756
Accrued salaries and payroll taxes	(53)
Unearned revenues	(1,043)
Total purchase price allocation	$12,768

Tempsys

On November 6, 2013, we completed a business combination (the “TempSys Acquisition”) whereby we acquired all of the common stock of TempSys, Inc. (“TempSys”), a company in the business of providing continuous monitoring systems to regulated industries, for $9,826,000.

We expect to achieve savings and generate growth as we integrate the TempSys operations and sales and marketing functions.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction.  The goodwill is not expected to be deductible for tax purposes and it was assigned to our Continuous Monitoring segment.

The TempSys Acquisition constituted the acquisition of a business and was recognized at fair value.  Due to the recent nature of the transaction, the purchase price allocation was based upon a preliminary estimated fair value of the assets and liabilities acquired as we are in the process of finalizing our valuation of the assets acquired and liabilities assumed.  We determined the preliminary estimated fair values using discounted cash flow analyses and estimates made by management.  The following reflects our preliminary allocation of the consideration, subject to customary purchase price adjustments in accordance with the TempSys Agreement (in thousands):

The purchase price was allocated as follows:

Cash	$57
Accounts receivable, net	838
Inventories, net	447
Prepaid expenses and other	21
Property, plant and equipment, net	25
Deferred income taxes	585
Intangibles, net	6,135
Goodwill	6,954
Accounts payable	(255)
Accrued salaries and payroll taxes	(2,134)
Unearned revenues	(485)
Other accrued expenses	(135)
Deferred income taxes	(2,227)
Total purchase price allocation	$9,826

Suretorque

On July 1, 2013, we completed a business combination (the “Suretorque Acquisition”) whereby we acquired substantially all of the assets of ST Acquisitions, LLC’s (“ST Acquisitions”) business involving the design, manufacturing, sale and service of its SureTorque line of bottle cap torque testing instrumentation.  The asset acquisition agreement (the “Suretorque Agreement”) includes a provision for a holdback payment, payable to the seller one year from the effective date less any losses incurred by the buyer, as defined.

We expect to achieve savings and income growth as we integrate the Suretorque operations and sales marketing functions.  These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction.  The goodwill is expected to be deductible for tax purposes.  All of the goodwill was assigned to our Instruments segment.

The Suretorque Acquisition constituted the acquisition of a business and was recognized at fair value.  We determined the estimated fair values using discounted cash flow analyses and estimates made by management.  The following reflects our allocation of the consideration in accordance with the Suretorque Agreement (in thousands):

Cash consideration	$1,721
Holdback payment liability	100
Aggregate consideration	$1,821

The purchase price was allocated as follows:

Inventories, net	$230
Property, plant and equipment, net	7
Intangibles, net	1,005
Goodwill	579
Total purchase price allocation	$1,821

Bios

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

Cash consideration	$16,660
Contingent purchase price liability	2,140
Aggregate consideration	$18,800

The purchase price was allocated as follows:

Accounts receivable, net	$478
Inventories, net	910
Other current assets	28
Property, plant and equipment, net	63
Intangibles, net	8,200
Goodwill	9,190
Other accrued expenses	(69)
Total purchase price allocation	$18,800

Pro forma results

Our condensed consolidated statements of income include the results of the Bios Acquisition from the acquisition date of May 15, 2012, the Suretorque Acquisition from the acquisition date of July 1, 2013, and the TempSys and Amega Acquisitions from the acquisition date of Nov 6, 2013.  The pro forma effects of these acquisitions were adjusted for the following material nonrecurring events that occurred prior to, but directly attributable to, the business combinations discussed: a one-time bonus accrual at TempSys in the amount of $2,048,000 for employees’ past services and a one-time disposal of inventories at TempSys in the amount of $335,000, related to an un-marketed product that will not be developed post-acquisition. The adjusted pro forma effect of these acquisitions on our results of operations as if the acquisitions had been completed on April 1, 2013 and 2012 are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Revenues	$14,777	$14,074	$43,559	$42,476
Net income	2,112	2,116	6,849	6,982
Net Income per common share:
Basic	$0.62	$0.63	$2.01	$2.08
Diluted	0.58	0.60	1.91	1.98

Dispositions

On August 12, 2013, we entered into an agreement whereby we sold our NuSonics product line (the “Nusonics Disposal”) for $661,000. The carrying value of this product line was $193,000 which resulted in a pre-tax gain of $468,000.

Note 3 - Inventories

Inventories consist of the following (in thousands):

	December 31, 2013	March 31, 2013
Raw materials	$5,692	$4,052
Work-in-process	419	271
Finished goods	1,873	1,514
Less: reserve	(829)	(261)
	$7,155	$5,576

Note 4 - Long-term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2013	March 31, 2013
Line of credit (1.4% at Dec 31, 2013)	$16,000	$4,000
Less: current portion	—	—
Long-term portion	$16,000	$4,000

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBITDA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.5 to 1.0.  We were in compliance with these covenants at December 31, 2013.

In order to facilitate the TempSys and Amega Acquisitions, in November 2013 we borrowed $18,000,000 under the terms of the Line of Credit.  During the three months ended December 31, 2013 we made principal repayments of $2,000,000. As a result, the amount outstanding under the Line of Credit was $16,000,000 as of December 31, 2013.  In January 2014, we made an additional principal payment of $1,000,000.

Note 5 - Stock-based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Total cost of stock-based compensation charged against income before income taxes	$272	$459	$629	$897
Amount of income tax benefit recognized in earnings	98	163	228	314
Amount charged against net income	$174	$296	401	583
Impact on net income per common share:
Basic	$0.05	$0.09	$0.12	$0.17
Diluted	0.05	0.08	0.11	0.17

Stock-based compensation expense is included in cost of revenues, selling, and general and administrative expense in the accompanying condensed consolidated statements of income.

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

The following is a summary of stock option activity for the nine months ended December 31, 2013:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2013	416,125	$29.87	3.7	$9,529
Stock options granted	128,124	55.33	6.3
Stock options forfeited	(17,680)	44.21
Stock options expired	—	—
Stock options exercised	(66,140)	21.85
Outstanding at December 31, 2013	460,429	37.57	4.4	18,884

Exercisable at December 31, 2013	192,570	25.59	3.1	10,204

The total intrinsic value of stock options exercised was $2,889,000 and $1,800,000 for the nine months ended December 31, 2013 and 2012, respectively.

A summary of the status of our unvested stock option shares as of December 31, 2013 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at March 31, 2013	257,805	$9.55
Stock options granted	128,124	15.90
Stock options forfeited	(17,270)	10.32
Stock options vested	(100,800)	8.54
Unvested at December 31, 2013	267,859	13.01

As of December 31, 2013, there was $ 2,407,000 of total unrecognized compensation expense related to unvested stock options.  As of December 31, 2013, we have 200,376 shares available for future stock option grants.

Effective November 30, 2012, as part of our Chief Financial Officer transition, 14,400 unvested options were modified to a) extend the expiration date to 10 years following the original grant date, b) allow them to be exercised through their expiration date, and c) accelerate the vesting such that all options would vest by November 30, 2014.  This was a modification of the terms of an equity award and, accordingly, we treated this as an exchange of the original award for a new award.  We recorded incremental compensation expense of approximately $240,000 for the three and nine months ended December 31, 2012, which is included in general and administrative expense on the accompanying condensed consolidated statements of income.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net income available for stockholders	$1,746	$1,543	$5,538	$5,891
Weighted average outstanding shares of common stock	3,434	3,360	3,414	3,349
Dilutive effect of stock options	203	182	177	178
Common stock and equivalents	3,637	3,542	3,591	3,527

Net income per share:
Basic	$0.51	$0.46	$1.62	1.76
Diluted	0.48	0.44	1.54	1.67

For the three and nine months ended December 31, 2013, 27,000 and 60,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.  For both the three and nine months ended December 31, 2012, zero outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

As part of the Amega Acquisition, the Amega Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Amega if the cumulative revenues from our Continuous Monitoring Division for the three years subsequent to the acquisition exceed $31,625,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000.  The fair value of the contingent consideration arrangement included in the purchase price was estimated based on the historic revenue growth and current projections for the Continuous Monitoring Division.  We recorded $500,000 of contingent consideration payable on the accompanying condensed consolidated balance sheets.  Any changes to the contingent consideration ultimately paid would result in additional income or expense on the condensed consolidated statements of income.  The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

As part of the Bios Acquisition, the Bios Agreement includes a provision for contingent consideration based on revenue growth over a three year earn-out period.  The contingent consideration arrangement requires us to pay Bios if the cumulative revenues from the acquisition for the three years subsequent to the acquisition exceed $22,127,000.  The potential undiscounted future payment that we could be required to make ranges from $0 to $6,710,000.  The fair value of the contingent consideration arrangement included in the purchase price was estimated based on the historic revenue growth of Bios.  We recorded a contingent consideration liability of $2,140,000 on the accompanying condensed consolidated balance sheets.  Any changes to the contingent consideration ultimately paid would result in additional income or expense on the condensed consolidated statements of income.  There has been no material change to the contingent consideration liability as of December 31, 2013.  The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state.  The determination of nexus varies state by state and often requires knowledge of each jurisdiction’s tax case law.  During the year ended March 31, 2013, we determined that there are states in which we most likely had established nexus during prior periods without properly collecting and remitting sales tax.  We recorded an estimate of $100,000 associated with one specific state but we were unable to estimate our remaining exposure at that time.  The ultimate amount due in remaining states will depend upon a number of factors, including the amount of sales that were made to customers who are either exempt or have already paid the tax, the number of years of exposure, and any penalties or interest that might be due.  During the three months ended September 30, 2013 we completed our analysis associated with the remaining states and we recorded an estimate of $1,106,000, which is included in other accrued expenses on the accompanying condensed consolidated balance sheets and in general and administrative expense on the accompanying condensed consolidated statements of income for the nine months ended December 31, 2013.  This estimate was based upon facts and circumstances known at such time and our ultimate liability may change as further analysis is completed and state sales tax returns are filed.

Note 8 - Segment Information

Prior to the November 2013 acquisitions of TempSys and Amega, we had two reporting segments:  Biological Indicators and Instruments.  As a result of these acquisitions we added a third reporting segment, Continuous Monitoring.  The following tables set forth our segment information (in thousands):

	Three Months Ended December 31, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$5,317	$6,438	$1,361	$13,116

Gross profit	$2,976	$4,137	$593	$7,706
Selling expenses	404	1,047	144	1,595
	$2,572	$3,090	$449	6,111
Reconciling items (1)				(3,384)
Earnings before income taxes				$2,727

	Three Months Ended December 31, 2012
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$5,154	$6,207	—	$11,361

Gross profit	$2,936	$4,011	—	$6,947
Selling expenses	385	838	—	1,223
	$2,551	$3,173	—	5,724
Reconciling items (1)				(3,298)
Earnings before income taxes				$2,426

	Nine Months Ended December 31, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$16,181	$19,468	$1,361	$37,010

Gross profit	$9,019	$12,491	$593	$22,103
Selling expenses	1,350	2,603	144	4,097
	$7,669	$9,888	$449	18,006
Reconciling items (1)				(9,326)
Earnings before income taxes				$8,680

	Nine Months Ended December 31, 2012
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$15,590	$18,037	—	$33,627

Gross profit	$8,890	$11,761	—	$20,651
Selling expenses	1,165	2,132	—	3,297
	$7,725	$9,629	—	17,354
Reconciling items (1)				(8,290)
Earnings before income taxes				$9,064

(1) Reconciling items include general and administrative, research and development, and other expenses.

	December 31, 2013	March 31, 2013
Total assets
Biological Indicators	$25,710	$27,558
Instruments	33,759	31,782
Continuous Monitoring	28,485	—
Corporate and administrative	4,601	6,579
	$92,555	$65,919

All long-lived assets are located in the United States.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Net revenues from unaffiliated customers:
United States	$7,054	$7,013	$20,877	$20,504
Foreign	6,062	4,348	16,133	13,123
	$13,116	$11,361	$37,010	$33,627

No foreign country exceeds 10% of total revenues.

Note 9 - Subsequent Event

In January 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on March 17, 2014, to stockholders of record at the close of business on February 28, 2014.

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

General Discussion

We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements.  We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins.  We are organized into three divisions across six physical locations.  Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, semiconductor and petrochemical industries.  Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

Our revenues come from two main sources — product sales, and parts and services.  Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions.  Biological Indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions.  Instrument products and Continuous Monitoring systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Parts and service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.

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

Selling expense is driven primarily by labor costs, including salaries and commissions.  Accordingly, it may vary with sales levels.  Generally labor costs and amortization of intangible assets drive 60-70% of general and administrative expense.  Research and development expense is predominantly comprised of labor costs and third party consultants.

In November 2013, we completed the Amega Acquisition whereby we acquired substantially all of the assets and certain liabilities of Amega for $12,268,000 and potential contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels.

In November 2013, we completed the TempSys Acquisition whereby we acquired all of the common stock of TempSys for $9,826,000.

In July 2013, we completed the Suretorque Acquisition whereby we acquired essentially all of the assets of ST Acquisitions’ business involving the design, manufacturing, sale and service of its SureTorque line of bottle cap torque testing instrumentation for $1,821,000.

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

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions.  During the year ended March 31, 2013, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, research and development, and finance teams.  As needed, we continue to strengthen our infrastructure during the year ending March 31, 2014, including our information systems.  We expect Sarbanes-Oxley (“SOX”) compliance costs to remain relatively flat during the year ending March 31, 2014, as we maintain our internal control structure while simultaneously making efficient and effective improvements.

The markets for our biological indicators remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions.  The worldwide market for biological indicators is growing, as more countries focus on verifying the effectiveness of sterilization processes.  Recent general economic conditions however have slowed the organic growth of our instruments business, due to the discretionary nature of these products.  Additionally, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases.  Demand for our instruments products and our newly acquired continuous monitoring systems, however, is still strong and we strive to maintain or grow revenues going forward.

We are working on several research and development projects that, if completed, may result in new products for both existing customers and in new markets.  We are hopeful that both our Biological Indicators and Instruments Divisions will have new products available for sale in the coming year.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data.  The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2013	2012	Change	Change
Revenues	$13,116	$11,361	$1,755	15%
Cost of revenues	5,410	4,414	996	23%
Gross profit	$7,706	$6,947	$759	11%
Gross margin	59%	61%	(2)%

Operating expenses
Selling	$1,595	$1,223	$372	30%
General and administrative	2,781	2,759	22	1%
Research and development	524	501	23	5%
	$4,900	$4,483	$417	9%

Net income	$1,746	$1,543	$203	13%
Net profit margin	13%	14%	(1)%

	Nine Months Ended December 31,			Percent
	2013	2012	Change	Change
Revenues	$37,010	$33,627	$3,383	10%
Cost of revenues	14,907	12,976	1,931	15%
Gross profit	$22,103	$20,651	$1,452	7%
Gross margin	60%	61%	(1)%

Operating expenses
Selling	$4,097	$3,297	$800	24%
General and administrative	8,003	6,782	1,221	18%
Research and development	1,639	1,399	240	17%
	$13,739	$11,478	$2,261	20%

Net income	$5,538	$5,891	$(353)	(6)%
Net profit margin	15%	18%	(3)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2013	2012	Change	Change
Biological Indicators	$5,317	$5,154	$163	3%
Instruments	6,438	6,207	231	4%
Continuous Monitoring	1,361	—	1,361	100%
Total	$13,116	$11,361	$1,755	15%

	Nine Months Ended December 31,			Percent
	2013	2012	Change	Change
Biological Indicators	$16,181	$15,590	$591	4%
Instruments	19,468	18,037	1,431	8%
Continuous Monitoring	1,361		1,361	100%
Total	$37,010	$33,627	$3,383	10%

Three and nine months ended December 31, 2013 versus December 31, 2012

Biological Indicators revenues for the three and nine months ended December 31, 2013 increased as compared to the prior year as a result of continued organic growth, achieved through existing customers and expansion into new markets.

Instruments revenues for the three and nine months ended December 31, 2013 increased as compared to the prior year primarily from organic growth in our gas flow calibration equipment and medical product lines and the acquisition of the SureTorque product line, partially offset by the disposal of our Nusonics product line in August 2013.  Our other Instruments product lines remained relatively unchanged.  The increase in Instruments revenues for the nine months ended December 31, 2013 as compared to the prior year was also impacted by the timing of the Bios Acquisition in the prior year.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2013	2012	Change	Change
Biological Indicators	$2,976	$2,936	$40	1%
Gross profit margin	56%	57%	(1)%

Instruments	4,137	4,011	126	3%
Gross profit margin	64%	65%	(1)%

Continuous Monitoring	593	—	593	100%
Gross profit margin	44%	—	100%

Total	$7,706	$6,947	$759	11%
Gross profit margin	59%	61%	(2)%

	Nine Months Ended December 31,			Percent
	2013	2012	Change	Change
Biological Indicators	$9,019	$8,890	$129	1%
Gross profit margin	56%	57%	(1)%

Instruments	12,491	11,761	730	6%
Gross profit margin	64%	65%	(1)%

Continuous Monitoring	593	—	593	100%
Gross profit margin	44%	—	100%

Total	$22,103	$20,651	$1,452	7%
Gross profit margin	60%	61%	(1)%

Three and nine months ended December 31, 2013 versus December 31, 2012

Biological Indicators gross profit margin percentage for the three and nine months ended December 31, 2013 remained relatively flat as compared to the prior year.

Instruments gross profit margin percentage for the three months ended December 31, 2013 decreased as compared to the prior year primarily due to increased manufacturing costs associated with migrating the operations associated with the Suretorque Acquisition to our Lakewood facility, partially offset by an increase in our gas flow calibration equipment product line due to increased revenues.  Instruments gross profit margin percentage for the nine months ended December 31, 2103 decreased as compared to the prior year primarily as a result of the application of purchase accounting and increased manufacturing costs associated with migrating the operations associated with the Suretorque Acquisition to our Lakewood facility, partially offset by an increase in our gas flow calibration equipment product line due to increased revenues and the timing of the Bios Acquisition in the prior year.

Continuous Monitoring gross profit margin percentage for the three and nine months ended December 31, 2013 was negatively impacted by integration activities that commenced soon after the acquisitions were completed.  These integration activities, which are ongoing, are expected to be substantially completed during the second half of our year ending March 31, 2015, at which time we expect that gross profit margin percentage for this segment to be closer to our historical results.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2013 increased (decreased) as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended December 31, 2013	Nine Months Ended December 31, 2013
Selling	$372	$800

General and administrative
Amortization	147	20
Chief Financial Officer transition	(526)	(526)
Personnel costs	168	173
Taxes and fees	(5)	1,104
Professional fees	174	59
Other, net	64	391
	22	1,221

Research and development	23	240

Operating expenses	$417	$2,261

Three and nine months ended December 31, 2013 versus December 31, 2012

Selling — Selling expenses for the three and nine months ended December 31, 2103 increased as compared to the prior year primarily due to the Amega, TempSys and Suretorque acquisitions, along with negligible increases from other product lines.  Selling expenses for the nine months ended December 31, 2013 increased primarily due to the Amega, TempSys, Suretorque and Bios acquisitions.

General and administrative — General and administrative costs for the three and nine months ended December 31, 2013 increased as compared to the prior year due to increased amortization and personnel costs resulting from the Amega and TempSys acquisitions and increases in professional fees substantially offset by Chief Financial Officer transition costs incurred during the three and nine months ended December 31, 2012.  The increase for the nine months ended December 31, 2013 as compared to the prior year was also impacted by the recording of a $1,106,000 accrual associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods.

Research and development— Research and development expenses for the three months ended December 31, 2013 was relatively flat as compared to the prior year.  Research and development expenses for the nine months ended December 31, 2013 increased as compared to the prior year as a result of the Bios Acquisition and timing of external research and development consulting costs, as we continue our commitment to research and development.

Net Income

Other income (expense) for the nine months ended December 31, 2013 increased as compared to the prior year as a result of the Nusonics Disposal. Our tax rate varies based upon many factors but in general, we anticipate that our effective tax rate will approximate 36.3%.  Otherwise, net income varied with the changes in revenue, gross profit and operating expenses.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings.  We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs.  Our more significant uses of resources include quarterly dividends to stockholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions.

Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $ 9,817,000 and $14,793,000 at December 31, 2013 and March 31, 2013, respectively.  The decrease in working capital is primarily due to the use of cash for the repayment of long-term debt, the timing of the collection of accounts receivable, the recording of a $1,106,000 accrual associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods and impact of purchase accounting associated with the Amega and TempSys acquisitions.

In February 2012, we entered into the Credit Facility, which is comprised of a three year agreement for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit.  Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.  In November 2013, we borrowed $18,000,000 against the Line of Credit to partially finance the TempSys and Amega Acquisitions.  There was $16,000,000 outstanding under the Line of Credit at December 31, 2013 and we had unused capacity of $4,000,000.  In January 2014, we made an additional principal payment of $1,000,000.

We routinely evaluate opportunities for strategic acquisitions.  Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations.  We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock.  Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market.  Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 161,631 shares of common stock under this program from inception through December 31, 2013.

We have been paying regular quarterly dividends since 2003.  Dividends per share paid by quarter were as follows:

	Year ending March 31,
	2014	2013
First quarter	$0.14	$0.13
Second quarter	0.14	0.13
Third quarter	0.15	0.14
Fourth quarter	—	0.14

In January 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on March 17, 2014, to stockholders of record at the close of business on February 28, 2014.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2013	2012
Net cash provided by operating activities	$9,474	$8,451
Net cash used in investing activities	(22,905)	(17,316)
Net cash provided by financing activities	11,585	4,396

Net cash provided by operating activities for the nine months ended December 31, 2013 increased primarily due to positive results from efforts to collect long-outstanding receivables partially offset by higher expenses associated with the timing of the TempSys and Amega Acquisitions and the timing of other working capital expenditures.

Net cash used in investing activities for the nine months ended December 31, 2013 resulted from the $11,268,000 Amega Acquisition, the $9,769,000 TempSys Acquisition (net of cash acquired), the $1,721,000 Suretorque Acquisition and the purchase of $808,000 of property, plant and equipment partially offset by the proceeds from the NuSonics Disposal.  Net cash used in investing activities for the nine months ended December 31, 2012 resulted from the $16,660,000 Bios Acquisition and the purchase of $656,000 of property, plant and equipment

Net cash used in financing activities for the nine months ended December 31, 2013 resulted from borrowings under our Line of Cedit of $18,000,000 and proceeds from the exercise of stock options of $1,067,000, partially offset by the repayment of debt of $6,000,000 and the payment of dividends of $1,467,000.  Net cash provided by financing activities for the nine months ended December 31, 2012 resulted from borrowings under our Line of Credit of $11,000,000 and proceeds from the exercise of stock options of $794,000, partially offset by the repayment of debt of $6,000,000 and the payment of dividends of $1,341,000.

At December 31, 2013, we had contractual obligations for open purchase orders of approximately $1,500,000 for routine purchases of supplies and inventory, which would be payable in less than one year.

In November 2013, we completed the Amega Acquisition for a purchase price of $12,268,000, consisting of a cash payment of $11,268,000 at closing and a $1,000,000 holdback amount that is expected to be settled in November 2014.  In addition, under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels.  The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2013 in the Critical Accounting Policies and Estimates section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at December 31, 2013.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
October 2013	—	$—	161,631	138,369
November 2013	—	—	161,631	138,369
December 2013	—	—	161,631	138,369
Total	—	—

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Statements of Income, (ii) Condensed Balance Sheets, (iii) Condensed Statements of Cash Flows, and (iv) Notes to the Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Registrant)

DATED:	February 5, 2014	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED:	February 5, 2014	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer