Form 10-K
period 2014-03-31
MESA LABORATORIES INC /CO
filed 2014-06-04
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No: 0-1174

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

YES ☐   NO ☒

The aggregate market value as of September 30, 2013 (the last business day of the registrant's most recently completed second fiscal quarter), of the voting and non-voting common equity of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) computed by reference to the price at which the common equity was last sold ($67.36 per share) was $164,839,000.

The number of outstanding shares of the common stock as of May 28, 2014 was 3,502,433.

Table of Contents

Forward Looking Statements

Forward-Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "expect," "intend," "anticipate," "estimate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports to be filed with the Securities and Exchange Commission.

Part I

Item 1. Business

Introduction

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across seven physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

Our Lakewood, Colorado; Butler, New Jersey; and Waltham, Massachusetts facilities manufacture our Instruments Division products, which include the DataTrace®, Dialyguard®, Bios DryCal®, Challenger®, TetraCal®, OMNI FTTM, Torqo®, and SureTorque® brands. Our Omaha, Nebraska and Bozeman, Montana locations manufacture our Biological Indicators Division products – the Mesa and Apex™ brands, while our Lakewood, Colorado facility also manufactures our Continuous Monitoring Division products, which include the CheckPoint®, ViewPoint and AmegaView brands.

Our philosophy is to manufacture a quality product and provide a high level of on-going service for those products. Our revenues come from two main sources – product sales and services. Our strategic goals involve continuing to grow revenues and profits through three key strategies – a) improving our distribution channels, b) introducing new products to the market, and c) seeking out companies or product lines to acquire.

In April 2014, we completed a business combination (the “BGI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI, Incorporated and BGI Instruments, Inc., (collectively “BGI”), businesses focused on the sale of equipment primarily used for particulate air sampling.

In April 2014, we completed a business combination (the “Amilabo Acquisition”) whereby we acquired all of the common stock of Amilabo SAS (“Amilablo”), a distributor of our biological indicator products.

In November 2013, we completed a business combination (the “TempSys Acquisition”) whereby we acquired all of the common stock of TempSys, Inc. (“TempSys”), a company in the business of providing continuous monitoring systems to regulated industries.

In November 2013, we completed a business combination (the “Amega Acquisition”) whereby we acquired substantially all the assets and certain liabilities of Amega Scientific Corporation’s (“Amega”) business which provides continuous monitoring systems to regulated industries.

In August 2013, we entered into an agreement whereby we sold our NuSonics product line.

In July 2013, we completed a business combination (the “Suretorque Acquisition”) whereby we acquired substantially all of the assets of ST Acquisitions, LLC’s (“ST Acquisitions”) business involving the design, manufacturing, sale and service of its SureTorque line of bottle cap torque testing instrumentation.

In May 2012, we completed a business combination (the “Bios Acquisition”) whereby we acquired substantially all of the assets and certain liabilities of Bios International Corporation’s (“Bios”) business involving the design, manufacturing, sale and service of flow calibration equipment.

Our principal executive offices and corporate headquarters are located at 12100 West Sixth Ave., Lakewood, Colorado 80228, and our telephone number is 303-987-8000. Our website is www.mesalabs.com. The information contained or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Instruments Division

Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene and semiconductor industries. Generally, our instrument products are used for testing, quality control, safety, validation and regulatory compliance. Our Instruments Division products include: 1) Data loggers, which are used in critical manufacturing and quality control processes in the food, pharmaceutical and medical device industries; 2) Medical meters and calibration solutions, which are used for quality control in dialysis clinics and dialysis machine manufacturing operations; 3) Gas flow calibration and air sampling equipment, which are used for industrial hygiene assessments, calibration of gas metering equipment and environmental air monitoring by a variety of organizations, including metrology labs, manufacturing companies and government agencies; and 4) torque testing systems, which are used to measure bottle cap tightness in the beverage and pharmaceutical industries.

Data Loggers

Our data logger products are self-contained, wireless, high precision instruments that are used in critical manufacturing, quality control and validation applications. They are used to measure temperature, humidity and pressure inside a process or a product during manufacturing. In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The products consist of individual data loggers, a personal computer (“PC”) interface, software and various accessories. A customer typically purchases a large number of data loggers along with a single PC interface and the software package. In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then collects stored process data from the data logger either through the PC interface or wirelessly via a radio link. The user can then prepare tabular and graphical reports using the software. Unique aspects of our data loggers are their ability to operate at elevated temperatures and in explosive environments – important differentiating factors in the marketplace and, consequently, they are used by companies to control their most critical processes, such as sterilization. Industries utilizing the data loggers include food processing, pharmaceutical manufacturing, medical device companies and contract sterilizers.

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

Gas Flow Calibration and Air Sampling Equipment

We manufacture a variety of instruments and equipment for gas flow calibration and for environmental air sampling. In the air sampling area, our technology is used primarily for the determination of particulate concentrations in air as a measure of urban or industrial air pollution, and for industrial hygiene assessments. The primary products include air samplers, particle separators and pumps. In the environmental area, our particle samplers were some of the first on the market and they were recognized early-on as “reference samplers” by the U.S. Environmental Protection Agency.

We also manufacture gas flow calibration instruments to support the use of our air sampling equipment, and for broader industrial applications. Our gas flow calibration instruments provide the precise standards required by laboratories and industry in the design, development, manufacture, installation and calibration of various gas flow meters and air sampling devices. Our flow meters are used in many industries where professionals require the superior accuracy, reliability and ease of operation that our flow meters provide, including 1) industrial hygienists, 2) calibration and research laboratories, 3) manufacturers who design, develop and manufacture gas flow meters, and 4) industrial engineering and manufacturing companies that utilize gas flow meters.

Torque Testing Systems

Our automated torque testing systems are durable and reliable motorized cap torque analyzers used throughout the packaging industry. The primary advantages of our torque instruments are their high accuracy and long term consistency of measurement. Unlike manual torque testing instruments, our motorized torque systems eliminate the effects on the measurement results of different operators and different cap removal speeds. With a motorized torque testing system, the force applied to a cap is precisely the same in each testing cycle, regardless of who may be operating the machine, or how strong they may be. Our torque systems provide the information that helps the packaging operation track events, and potential problems, during the manufacturing process so that corrections can be performed in a timely fashion. Industries utilizing these instruments include food processors, beverage companies, pharmaceutical, and consumer product manufacturers.

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

Our biological indicators are distinguished in the marketplace by their high level of quality, consistency and flexibility. A variety of different formats allows our biological indicators to be used in many different types of processes and products. For example, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained biological indicator may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process. In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization. During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.

Continuous Monitoring Division

Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained. Continuous monitoring systems are used in controlled environments such as refrigerators, freezers, warehouses, laboratory incubators, clean rooms and a number of other settings. The continuous monitoring systems consist of wireless sensors that are placed in controlled environments, hardware modules to receive the wireless data, and various software programs to collect, store and process the data. Our systems are designed to operate continuously, providing data around the clock, 365 days per year. A critical function of our systems is the ability to provide local alarms and notifications via e-mail, text or telephone, in the case where established environmental conditions are exceeded. Key markets for our continuous monitoring systems are hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

Among the important competitive differentiators for our continuous monitoring systems, are 1) their high degree of reliability and up-time; 2) a large variety of sensor types to meet the needs of most applications; 3) a large, distributed installation and service team; and 4) a full-featured and validated software program, providing extensive reporting and alarm capability. An important aspect of our continuous monitoring business is the ability to provide post-installation service and support. For most systems, annual re-calibration of each sensor is required, and we provide this service through our large, dedicated service organization.

Market Factors

Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions. Instrument products and continuous monitoring systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and continuous monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we try to pass along cost increases in order to maintain our margins.

Manufacturing

We conduct research, manufacturing and support of our Instruments Division products from our facilities in Lakewood, Colorado; Butler, New Jersey; and Waltham, Massachusetts. Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release. The manufacture and support of our Continuous Monitoring Division systems are conducted from our facility in Lakewood, Colorado. Our continuous monitoring systems are manufactured primarily by assembling the systems from purchased components and calibrating the final system at the point of installation at the customer’s facility. Facilities in Bozeman, Montana and Omaha, Nebraska are used for the Biological Indicators Division. Our biological indicator products are manufactured by growing microbiological spores from raw materials, forming the finished products and testing the finished biological indicators using established quality control tests.

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

Marketing and Distribution

Domestically, we generate sales to end users through our sales and marketing staff and distributors. We use approximately 290 distributors throughout Europe, Africa, Asia, South America, Australia, Canada and Central America for international sales and distribution. Sales promotions include trade shows, direct mail campaigns, internet and other digital forms of advertising.

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

Our Biological Indicators Division marketing focuses on providing quality test products in a variety of different formats, which minimize incubation and test result time. Customers include companies providing sterility assurance testing to dental offices, hospitals, contract sterilization services and various industrial users involved in pharmaceutical and medical device manufacturing.

Our Continuous Monitoring Division marketing focuses on providing quality systems to our customers that monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained. Customers include hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

As of and for the years ended March 31, 2014, 2013 and 2012, no individual customer represented more than 10% of our accounts receivable or revenues.

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

Companies with which our Instruments Division products compete include the Myron L Company, IBP Medical GmbH, GE Kaye, Inc., Ellab, TMI Orion, Danaher, Inc., Thermo Fisher Scientific, Inc., Mecmesin and Steinfurth. Our Biological Indicators Division products compete with 3M, Terragene, NAMSA and Steris, among others. Our Continuous Monitoring Division systems compete with Rees Scientific Corporation, GE Kaye, Inc. and Cooper-Atkins, among others.

Research and Development

We are committed to an active research and development program dedicated to innovating new products and improving the quality and performance of our existing products. We spent $2,320,000, $2,011,000 and $1,534,000 for the years ended March 31, 2014, 2013 and 2012, respectively, on research and development activities, including amounts capitalized as intangible assets.

Government Regulation

While our quality system and manufacturing processes are generally the same throughout the Instruments Division, specific products are compliant under ISO 13485, ISO 17025, ISO 9001 and certain U.S. Federal regulations. Compliance requires us to obtain third party certification for certain products.

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

Some of our facilities are subject to FDA regulations and inspections, which may be time-consuming and costly. This includes on-going compliance with the FDA's current Good Manufacturing Practices regulations that require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use. Failure to comply with these practices renders the product adulterated and could subject us to an interruption of manufacturing and selling these products, and possible regulatory action by the FDA.

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

Employees

On March 31, 2014, we had 273 employees, of which 162 are employed for manufacturing and quality assurance, 24 for research and development and engineering, 51 for sales and marketing, and 36 for administration.

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

Our business is sensitive to general economic conditions and since 2008 the effects of the global financial crisis have adversely impacted the global economy. Slower global economic growth, the credit market crisis and European debt crisis, uncertainty relating to the Euro, high levels of unemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures and other challenges affecting the global economy could affect us and our distributors, customers and suppliers, including having the effect of:

●	reducing demand for our products and services, limiting financing available to our customers, increasing order cancellations and resulting in longer sales cycles;

●	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories; and

●

increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations, which could increase the risks identified above.

Improvement in the global economy remains uneven and uncertain. If slower growth in the global economy or in any of the markets we serve continues for a significant period, if there is a significant deterioration in the global economy or such markets, or if improvements in the global economy don’t benefit the markets we serve, our business and results of operations could be adversely affected.

We face competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share.

The markets for some of our current and potential products are competitive. Because of the range of products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including several that possess both larger sales forces and more capital resources. In order to compete effectively, we must retain longstanding relationships with major customers, continue to grow our business by establishing relationships with new customers, continually develop new products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrate new markets, including in developing countries. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our results of operations, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.

Changing industry trends may affect our results of operations.

Various changes within the industries we serve may limit future demand for our products and may include the following:

●	changes in dialysis reimbursements;

●	mergers within the dialysis provider industry, concentrating our medical meter and solutions sales with a few, large customers;

●	mergers within other industries we serve, making us more dependent upon fewer, larger customers for our sales;

●	decreased product demand, driven by changes in our customer’s regulatory environments or standard industry practices; and

●	price competition for key products.

Our growth depends in part on the timely development and commercialization, and customer acceptance, of new and enhanced products and services and the efforts of third party distributors.

Our growth depends on the acceptance of our products and services in the marketplace, the penetration achieved by the companies which we sell to, and rely on, to distribute and represent our products, and our ability to introduce new and innovative products that meet the needs of the various markets we serve. We can offer no assurance that we will be able to continue to introduce new and enhanced products, that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that the companies that we contract with to distribute and represent our products will continue to successfully penetrate our various markets. Our failure to continue to introduce new and enhanced products or gain widespread acceptance of our products and services could adversely affect our results of operations. In order to successfully commercialize our products and services in new markets, we will need to enter into distribution arrangements with companies that can successfully distribute and represent our products and services into various markets.

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions. In addition, competition for acquisitions in our current and anticipated business areas is significant and may result in higher purchase prices. Changes in accounting or regulatory requirements, or instability in the credit markets could also adversely impact our ability to consummate acquisitions.

Our acquisition of businesses could negatively impact our results of operations.

As an important part of our business strategy, we acquire businesses, some of which may be material. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. Our acquisitions involve a number of financial, accounting, managerial, operational, legal and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●	any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable;

●	we may incur or assume significant debt in connection with our acquisitions;

●	acquisitions could cause our results of operations to differ from our own or the investment community’s expectations in any given period, or over the long-term;

●

pre-closing and post-closing acquisition-related earnings charges could adversely impact our results of operations in any given period, and the impact may be substantially different from period to period;

●

acquisitions could create demands on our management, operational resources and financial and internal control systems that we are unable to effectively address, or for which we may incur additional costs;

●	we could experience difficulty in integrating personnel, operations, financial and other systems, and in retaining key employees and customers;

●	we may be unable to achieve cost savings or other synergies anticipated in connection with an acquisition;

●

we may assume by acquisition unknown liabilities, known contingent liabilities that become realized, known liabilities that prove greater than anticipated, internal control deficiencies or exposure to regulatory sanctions resulting from the acquired company’s activities. The realization of any of these liabilities or deficiencies may increase our expenses, adversely affect our financial position or cause us to fail to meet our public financial reporting obligations;

●

in connection with acquisitions, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results; and

●

as a result of our acquisitions, we have recorded significant goodwill and other intangible assets on our consolidated balance sheet. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our results of operations.

The contingent consideration from the Bios Acquisition may negatively impact our available cash and results from operations.

As part of the Bios Acquisition, we are required to make a contingent consideration payment based on revenue growth related to the acquired assets over a three year earn-out period. The ultimate amount we pay may differ significantly from the liability we recorded at the time of the acquisition. If we are required to pay more than the amount initially recorded, the difference will be recorded as expense in our consolidated statements of income, which could materially impact our results of operations.

The contingent consideration from the Amega Acquisition may negatively impact our available cash and results from operations.

As part of the Amega Acquisition, we are required to make a contingent consideration payment if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The ultimate amount we pay may differ significantly from the liability we recorded at the time of the acquisition. If we are required to pay more than the amount initially recorded, the difference will be recorded as expense in our consolidated statements of income, which could materially impact our results of operations.

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

Our business is subject to sales tax in numerous states

The application of indirect taxes, such as sales tax, is a complex and evolving issue. A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies by state and often requires knowledge of each jurisdiction’s tax case law. The application and implementation of existing, new or future laws could change the states in which we collect and remit sales taxes. Historically, if we have not properly identified states in which we have nexus, we could be held responsible for payment of sales taxes for the years in which it is determined we had nexus. We have determined that we most likely have an obligation for sales taxes in numerous states and as a result, we have recorded accruals of approximately $1,500,000 to cover this exposure. This estimate was based upon facts and circumstances known at such time and our ultimate liability may change as further analysis is completed and state sales tax returns are filed. The ultimate amount due will depend upon a number of factors, including the amount of sales that were made to customers who already paid the tax or who are exempt, the number of years of exposure, and any penalties and interest. If the assumptions used in our estimate are not correct or if it is determined that we have “nexus” in additional states that we have not contemplated, it could have an adverse effect on our results of operations and financial condition.

We are utilizing variable rate financing.

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit. Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR, as defined plus an applicable margin, ranging from 1.25% to 2.00%, or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.

In April 2014, the Credit Facility was amended to include a $15,000,000 term loan (the “Term Loan”) and to extend the maturity date of the Credit Facility to June 30, 2017. The Term Loan bears interest at LIBOR, as defined plus 2% and requires 11 quarterly principal payments (the first due date being July 15, 2014) in the amount of $750,000 with the remaining balance of principal and accrued interest due on April 15, 2017.

A change in interest rate market conditions could increase our interest costs in the future and may have an adverse effect on our results of operations.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and financial statements.

As of May 31, 2014, we had $27,000,000 in outstanding indebtedness. In addition, based on the availability under our Credit Facility, we have the ability to incur an additional $8,000,000 of indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Set forth below is a listing of our facilities. The Lakewood, Butler, Bozeman, Omaha and Waltham facilities all have manufacturing, research and development, marketing and administrative functions. The Marlton and Chassieu facilities have marketing and administrative functions.

Location	Operations	Square Feet
Lakewood, Colorado	Instruments and corporate headquarters	40,000	Owned
Butler, New Jersey	Instruments	13,900	Leased
Bozeman, Montana	Biological Indicators	22,500	Owned
Omaha, Nebraska	Biological Indicators	28,000	Owned
Marlton, New Jersey	Continuous Monitoring	6,910	Leased
Chassieu, France	Biological Indicators	3,380	Leased
Waltham, Massachusetts	Instruments	5,840	Leased

Item 3. Legal Proceedings

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Part II

Item 5. Market for Registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol "MLAB.”

The following table sets forth the high and low market prices per share for our common stock, as reported by NASDAQ, and dividend per share information:

Quarter Ended	High	Low	Dividends Per Share
June 30, 2013	$55.26	$47.12	$0.14
September 30, 2013	71.32	53.71	0.14
December 31, 2013	82.76	65.74	0.15
March 31, 2014	94.21	73.88	0.15

Quarter Ended	High	Low	Dividends Per Share
June 30, 2012	$51.45	$38.64	$0.13
September 30, 2012	48.94	40.00	0.13
December 31, 2012	52.00	45.10	0.14
March 31, 2013	57.00	49.38	0.14

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

As of March 31, 2014, there were approximately 164 record holders of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holder of record are banks, brokers and other financial institutions.

During the year ended March 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

We made the following repurchases of our common stock, by month, within the fourth quarter of the year covered by this report:

	Shares Purchased	Avg. price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
January 1 – 31, 2014	675	$76.11	162,306	137,694
February 1 – 29, 2014	--	--	162,306	137,694
March 1 – 31, 2014	--	--	162,306	137,694
Total	675	76.11

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

We have certain equity compensation plans, all of which were approved by our shareholders. As of March 31, 2014, 398,172 shares of common stock may be issued upon exercise of outstanding options, with a weighted-average exercise price of $38.75 and 210,888 shares are available for future issuance under the plans. Please see notes contained in “Item 8. Financial Statements and Supplementary Data” of this report for additional details.

Set forth below is a line graph comparing, for the period March 31, 2009 through March 31, 2014, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index and (b) a self-selected peer group, comprised of the following companies: Danaher Corp., ARCA Biopharma, Inc., Steris Corp., MOCON Inc., Utah Medical Products, Inc., Cantel Medical Corp., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors Inc., Rudolph Technologies Inc., and Measurement Specialties Inc. The graph shows the value at March 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes hereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

(In thousands, except per share data)	As Of And For The Year Ended March 31,
	2014	2013	2012	2011	2010
Cash and cash equivalents	$5,575	$4,006	$7,191	$3,546	$10,471
Working capital	$16,351	$14,793	$14,899	$7,387	$18,530

Average return on:
Stockholder investment (1)	15%	17%	20%	18%	16%
Assets	11%	14%	16%	15%	15%
Invested capital (2)	13%	18%	21%	21%	24%

Revenues	$52,724	$46,435	$39,616	$34,227	$23,087

Gross profit	$31,688	$28,862	$23,511	$19,568	$13,194
Gross profit margin	60%	62%	59%	57%	57%

Net income	$9,000	$8,450	$7,919	$6,183	$4,769
Net income margin	17%	18%	20%	18%	21%

Net income per diluted share	$2.49	$2.35	$2.29	$1.86	$1.45

Adjusted net income (3)	$11,046	$10,144	$8,876	$6,933	$5,052

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end and beginning of year total stockholders’ equity.
(2)

Average return on invested capital (invested capital = total assets – current liabilities – cash and cash equivalents) is calculated by dividing total net income by the average of end and beginning of year invested capital.

(3)

Adjusted net income is defined to exclude the non-cash impact of amortization of intangible assets, net of tax. The tax effect is calculated using the average corporate rate for that year multiplied by the amortization.

Reconciliation of Non-GAAP Measure

Adjusted net income (which excludes the non-cash impact of amortization of intangible assets, net of tax), is used by management as a supplemental performance and liquidity measure, primarily to exclude the impact of acquisition-related intangible assets in order to compare current financial performance to historical performance, assess the ability of our assets to generate cash and the evaluation of potential acquisitions.

Adjusted net income should not be considered an alternative to, or more meaningful than, net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of adjusted net income, a non-GAAP measure:

(In thousands)	Year Ended March 31,
	2014	2013	2012	2011	2010
Net income	$9,000	$8,450	$7,919	$6,183	$4,769
Amortization of intangible assets, net of tax	2,046	1,694	957	750	283
Adjusted net income	$11,046	$10,144	$8,876	$6,933	$5,052

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across seven physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

Our revenues come from two main sources – product sales and services. Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions. Instrument products and continuous monitoring systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and continuous monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products and systems competitively and, where possible, we try to pass along cost increases in order to maintain our margins.

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

Selling expense is driven primarily by labor costs, including salaries and commissions. Accordingly, it may vary with sales levels. Labor costs and amortization of intangible assets drive the substantial majority of general and administrative expense. Research and development expense is predominantly comprised of labor costs and third party consultants.

In April 2014, we completed the BGI Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI for $9,900,000, subject to a post-closing adjustment.

In November 2013, we completed the Amega Acquisition whereby we acquired substantially all of the assets and certain liabilities of Amega for $12,268,000 (subject to a post-closing adjustment). The asset acquisition agreement (the “Amega Agreement”) also includes a provision for contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels.

In November 2013, we completed the TempSys Acquisition whereby we acquired all of the common stock of TempSys for $9,826,000 (subject to a post-closing adjustment).

In May 2012, we completed the Bios Acquisition whereby we acquired substantially all of the assets and certain liabilities of Bios for $16,660,000. The asset acquisition agreement (the “Bios Agreement”) also included a provision for contingent consideration based on revenues growth over a three year earn-out period.

In August 2013, we entered into an agreement whereby we sold our NuSonics product line (the “NuSonics Disposal”) for $661,000, which resulted in a pre-tax gain of $468,000.

General Trends and Outlook

Our strategic objectives include both growth organically and through further acquisitions. During the year ended March 31, 2014, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, research and development, and finance teams. We also invested in upgrading our information systems and intend to continue doing so.

The markets for our biological indicators remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes. General economic conditions over the past few years have hampered the organic growth of our instruments business, due to the discretionary nature of these products. Additionally, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. Demand for our instruments products and our newly acquired continuous monitoring systems, however, is still strong and we strive to maintain or grow revenues going forward.

We are working on several research and development projects that, if completed, may result in new products for both existing customers and in new markets. We are hopeful that both our Biological Indicators and Instruments Divisions will have new products available for sale in the coming year.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing elsewhere in “Item 8. Financial Statements and Supplementary Data” (in thousands, except percent data):

	Year Ended March 31,			2014 vs 2013			2013 vs 2012
	2014	2013	2012	Change		Percent Change	Change	Percent Change
Revenues	$52,724	$46,435	$39,616	$6,289		14%	$6,819	17%
Cost of revenues	21,036	17,573	16,105	3,463		20%	1,468	9%
Gross profit	$31,688	$28,862	$23,511	$2,826		10%	$5,351	23%

Gross profit margin	60%	62%	59%	(2%	)		3%

Operating Expenses:
Selling	$6,119	$4,630	$3,909	$1,489		32%	$721	18%
General and administrative	11,464	9,117	5,416	2,347		26%	3,701	68%
Research and development	2,320	2,011	1,359	309		15%	652	48%
Impairment of intangibles	--	--	350	--		--	(350)	(100)%
	$19,903	$15,758	$11,034	$4,145		26%	$4,724	43%

Operating income	$11,785	$13,104	$12,477	$(1,319)		(10)%	$627	5%
Net income	$9,000	$8,450	$7,919	$550		7%	$531	7%
Net profit margin	17%	18%	20%	(1%	)		(2)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Year Ended March 31,			2014 vs 2013		2013 vs 2012
	2014	2013	2012	Change	Percent Change	Change	Percent Change
Biological Indicators
Product	$22,111	$20,641	$19,653	$1,470	7%	$988	5%
Service	881	823	769	58	7%	54	7%
	22,992	21,464	20,422	1,528	7%	1,042	5%
Instruments
Product	20,858	19,949	15,548	909	5%	4,401	28%
Service	5,531	5,022	3,646	509	10%	1,376	38%
	26,389	24,971	19,194	1,418	6%	5,777	30%
Continuous Monitoring
Product	1,570	--	--	1,570	100%	--	--
Service	1,773	--	--	1,773	100%	--	--
	3,343	--	--	3,343	100%	--	--

Total	$52,724	$46,435	$39,616	$6,289	14%	$6,819	17%

Year ended March 31, 2014 versus March 31, 2013

Biological Indicators revenues increased as a result of continued organic growth which was achieved through existing customers, expansion into new markets and price increases.

Instruments revenues increased primarily from organic growth in our gas flow calibration equipment, the acquisition of the SureTorque product line and the timing of the Bios Acquisition in the prior year, partially offset by the disposal of our Nusonics product line in August 2013. Our other Instruments product lines remained relatively unchanged.

Continuous Monitoring revenues were negatively impacted by integration activities that commenced soon after the Amega and TempSys acquisitions were completed. These integration activities, which are ongoing, are expected to be substantially completed by the start of the second half of our year ending March 31, 2015, at which time we expect that revenues will increase.

Year ended March 31, 2013 versus March 31, 2012

Biological Indicators revenues increased as a result of continued organic growth which was achieved through existing customers, expansion into new markets and price increases. Instruments revenues increased as a result of the Bios Acquisition, while legacy Instruments product line revenues remained relatively unchanged.

Gross Profit

The following table summarizes our gross profit by segment (in thousands, except percent data)

	Year Ended March 31,			2014 vs 2013		2013 vs 2012
	2014	2013	2012	Change	Percent Change	Change	Percent Change
Biological Indicators	$13,187	$12,365	$11,236	$822	7%	$1,129	10%
Gross profit margin	57%	58%	55%	(1)%		3%

Instruments	$16,904	$16,497	$12,275	$407	2%	$4,222	34%
Gross profit margin	64%	66%	64%	(2)%		2%

Continuous Monitoring	$1,597	--	--	1,597	100%
Gross profit margin	48%	--%	--%	--		--	--

Total gross profit	$31,688	$28,862	$23,511	$2,826	10%	$5,351	23%
Gross profit margin	60%	62%	59%	(2)%		3%

Year ended March 31, 2014 versus March 31, 2013

Biological Indicators gross profit margin percentage remained relatively flat as compared to the prior year.

Instruments gross profit margin percentage decreased as compared to the prior year. The current year was negatively impacted from the application of purchase accounting and increased manufacturing costs associated with migrating the operations associated with the Suretorque Acquisition to our Lakewood facility and minor decreases in our legacy Instrument products, partially offset by an increase in our gas flow calibration equipment product line due to increased revenues and the timing of the Bios Acquisition in the prior year.

Continuous Monitoring gross profit margin percentage was negatively impacted by integration activities that commenced soon after the Amega and TempSys acquisitions were completed. These integration activities, which are ongoing, are expected to be substantially completed by the start of the second half of our year ending March 31, 2015, at which time we expect that the gross profit margin percentage for this segment will be closer to our historical results.

Year ended March 31, 2013 versus March 31, 2012

Biological Indicator gross profit margin percentage increased as a result of improved manufacturing efficiencies which were driven by successfully completing the integration of the SGM Acquisition and Apex Acquisition, and increased sales. Instruments gross profit margin percentage increased as a result of the Bios Acquisition, while legacy Instruments product line gross profit remained relatively unchanged.

Operating Expenses

The following table summarizes the change in our operating expenses (in thousands):

	Increase (Decrease)
	Year Ended March 31,
	2014 vs 2013	2013 vs 2012
Selling	$1,489	$721

General and administrative
Chief Financial Officer transition	(526)	526
ERP system upgrade and SOX compliance	(86)	245
Acquisition costs	252	150
Amortization	462	1,110
Personnel costs	470	1,144
Taxes and fees	1,408	(88)
Other, net	367	614
	2,347	3,701

Research and development	309	652

Impairment of intangible asset	--	(350)

Operating expenses	$4,145	$4,724

Selling

Year ended March 31, 2014 versus March 31, 2013

Selling expense increased primarily as a result of the Bios, Amega, TempSys and SureTorque acquisitions. As a percentage of revenues, selling expense increased to 11.6% as compared to 10% in the prior year. The increase was due primarily to additional sales personnel associated with the Amega and TempSys acquisitions along with a revenues run rate associated with Continuous Monitoring that was negatively impacted as a result of integration activities.

Year ended March 31, 2013 versus March 31, 2012

Selling expense increased due to the Bios Acquisition, with minor increases in other product lines. As a percentage of revenues, selling expense remained relatively flat.

General and Administrative

Year ended March 31, 2014 versus March 31, 2013

General and administrative expenses increased due to the recording of a $1,408,000 accrual associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods, increased amortization and personnel costs resulting primarily from the Amega and TempSys acquisitions and increased acquisition costs associated with the Amega, TempSys, Amilabo and BGI acquisitions, partially offset by Chief Financial Officer transition costs incurred in the prior year.

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

Research and Development

Year ended March 31, 2014 versus March 31, 2013

Research and development expenses increased as compared to the prior year as a result of the Bios Acquisition and timing of external research and development consulting costs, as we continue our commitment to research and development.

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

Impairment of Intangible Asset

We determined that the carrying value of an Instruments indefinite-lived intangible asset was greater than its estimated fair value and in February, 2012 we recorded an impairment charge of $350,000. Fair value was estimated using the royalty replacement approach, whereby a royalty percentage was applied to forecasted revenues and discounted to determine the present value. While gross profit and cash flows had shown improvement since the intangible asset was acquired, revenues had not grown at the level originally used to value the intangible asset.

Net Income

Other income (expense) increased primarily as a result of a $1,020,000 gain associated with the revision of our estimate on the amount that will ultimately be paid associated with contingent consideration related to the Bios Agreement and the $468,000 gain on the Nusonics Disposal. Please see “Item 8. Financial Statements and Supplementary Data” for additional discussion. Our income tax rate for the current year was impacted by several items including an increase in our research and development credit which reduced our effective rate to 31.3%. Our tax rate will continue to vary based upon many factors but in general, we anticipate our future income tax rate to approximate 35%. Otherwise, net income varied with the changes in revenues, gross profit and operating expenses.

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions. In addition, over the next 10-16 months, we expect to implement a new ERP system which may require a significant use of cash.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $16,351,000 and $14,793,000, respectively, at March 31, 2014 and 2013. The increase in working capital is primarily due to an increase in deferred income taxes partially offset by the impact of purchase accounting associated with the Amega and TempSys acquisitions.

In February 2012, we entered into the Credit Facility for a $20,000,000 revolving line of credit and up to $1,000,000 of letters of credit. Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures. Under the Credit Facility, indebtedness bears interest at either: (1) LIBOR, as defined plus an applicable margin, ranging from 1.25% to 2.00%, or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%.

In April 2014, the Credit Facility was amended to include a $15,000,000 term loan and to extend the maturity date of the Credit Facility to June 30, 2017. The Term Loan bears interest at LIBOR, as defined plus 2% and requires 11 quarterly principal payments (the first due date being July 15, 2014) in the amount of $750,000 with the remaining balance of principal and accrued interest due on April 15, 2017. The proceeds from the Term Loan may be used to support acquisition financing and to repay amounts outstanding under the Line of Credit.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants at March 31, 2014.

As of May 31, 2014, we had $27,000,000 in outstanding indebtedness and unused capacity under our Credit Facility of $8,000,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased are canceled and repurchases are made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,306 shares of common stock under this program from inception through March 31, 2014.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2014	2013	2012
First quarter	$0.14	$0.13	$0.12
Second quarter	0.14	0.13	0.12
Third quarter	0.15	0.14	0.13
Fourth quarter	0.15	0.14	0.13

On April 23, 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on June 16, 2014, to stockholders of record at the close of business on May 30, 2014.

Cash Flow – Operating, investing and financing activities were as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Net cash provided by operating activities	$12,373	$11,402	$12,489
Net cash used in investing activities	(23,138)	(17,568)	(1,420)
Net cash provided by (used in) financing activities	12,334	2,981	(7,424)

Generally, net cash provided by operating activities changes primarily due to increases in revenues and corresponding net income, offset by the timing of certain working capital expenditures. The year ended March 31, 2014 was impacted by positive results from our efforts to collect long-outstanding receivables offset by significant increases in inventory purchases associated with the Amega and TempSys acquisitions. The year ended March 31, 2013 saw an increase in accounts receivable due to our expanding international customer base, which has extended payment terms, and an increase in inventory, as we strive to take advantage of volume discounts for raw materials. The year ended March 31, 2012 saw an increase in sales levels, which resulted in a reduction in inventory levels.

Net cash used in investing activities was driven primarily by the Amega and TempSys acquisitions in November 2013, the SureTorque Acquisition in July 2013 and the Bios Acquisition in May 2012. The final payment for the acquisition of Apex Laboratories, Inc. was made in December 2011. Purchases of property, plant and equipment were $1,041,000, $908,000 and $683,000, respectively, for the years ended March 31, 2014, 2013 and 2012.

Financing activities for the year ended March 31, 2014 resulted from borrowings under our Line of Credit of $21,000,000 and proceeds from the exercise of stock options of $1,845,000, partially offset by payments on long-term debt of $8,500,000 and the payment of dividends of $1,989,000. Financing activities for the year ended March 31, 2013 resulted from borrowings under our Line of Credit of $11,000,000 and proceeds from the exercise of stock options of $894,000, partially offset by payments on long-term debt of $7,000,000 and the payment of dividends of $1,815,000. Financing activities for the year ended March 31, 2012 resulted from the repayment of debt of $6,500,000 and the payment of dividends of $1,645,000, partially offset by proceeds from the exercise of stock options of $813,000.

At March 31, 2014, we had contractual obligations for open purchase orders of approximately $1,500,000 for routine purchases of supplies and inventory, which were payable in less than one year. In September 2011, we entered into a license agreement for certain biological indicator technology. Under the terms of this agreement, we made payments of $175,000 for rights to the technology. Up to $225,000 of additional payments may be made in the future, depending on meeting certain development and performance milestones.

Under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

Under the terms of the Bios Agreement, we are required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could be required to make ranges from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. Any further changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results associated with the Bios Acquisition and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, please see Note 1 of Notes to Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

Inventories

Inventories are stated at the lower of cost or market, based on standards using the first-in, first-out method (FIFO) to determine cost. We evaluate standard costs annually, unless circumstances necessitate a mid-year evaluation for specific items. Our work in process and finished goods inventory includes labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. Our biological indicator inventory is tracked by lot number, thus labor is generally based on actual hours.

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

We did not record any impairment charges for the year ended March 31, 2014. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Purchase Accounting for Acquisitions

We apply the acquisition method of accounting for a business combination. In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. For the Amega and Bios Acquisitions, we also recorded a liability for contingent consideration based on estimated future revenues. We monitor our assumptions surrounding these estimated future cash flows and, if there is a significant change, would record an adjustment to the contingent consideration liability and a corresponding adjustment to either income or expense.

We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, and cash flow.

If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. If the contingent consideration paid for either the Bios or Amega Acquisition differs from the amount initially recorded, we would record either income or expense.

Stock-based Compensation

We estimate the fair value of option grants using the Black-Scholes model, which requires us to estimate the volatility and forfeiture rate. Under our current stock-based compensation plan, we recognize the expense on a straight-line basis over the service period.

Contingent Liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both of these conditions does not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities, such as for state sales taxes, based on the best information available at the time. If there is a range of possible outcomes, we accrue the low end of the range.

Recent Accounting Standards and Pronouncements

None

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

As of March 31, 2014, we have no obligations or interests which qualify as off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2014, our contractual obligations, including payments due by period, are as follows (in thousands):

		Payments Due For Years Ending March 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Purchase Commitments	$1,500	$1,500	$--	$--	$--
Line of Credit	16,500	--	16,500	--	--
Other	476	355	121	--	--
Total	$18,476	$1,855	$16,621	$--	$--

Our purchase commitments consist primarily of open purchase orders, which we have established to take advantage of volume discounts for materials and to ensure a reliable supply of critical parts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

We are subject to interest rate volatility with regard to existing and future issuances of debt, as our current credit facility is variable-rate. Based on annualized variable-rate debt for the year ended March 31, 2014, a one percentage point increase in interest rates would have increased interest expense by $74,000.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Mesa Laboratories, Inc. and Subsidiaries (the “Company”) as of March 31, 2014 and 2013 and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. We have also audited the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of TempSys, Inc. (“TempSys Acquisition”), which was acquired on November 6, 2013, and whose financial statements constitute approximately 16% of total assets and 3% of net sales of the financial amounts of the Company as of and for the year ended March 31, 2014. Accordingly, our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the TempSys Acquisition. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

EKS&H LLLP

June 4, 2014

Denver, Colorado

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,575	$4,006
Accounts receivable, net	9,278	8,474
Inventories, net	7,771	5,576
Prepaid expenses and other	2,064	553
Deferred income taxes	1,878	846
Total current assets	26,566	19,455

Property, plant and equipment, net	7,680	7,406
Intangibles, net	25,417	15,418
Goodwill	37,866	23,640
Total assets	$97,529	$65,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,019	$1,010
Accrued salaries and payroll taxes	3,567	2,085
Unearned revenues	1,886	--
Other accrued expenses	2,743	422
Income taxes payable	--	1,145
Total current liabilities	10,215	4,662

Deferred income taxes	4,861	2,364
Long-term debt	16,500	4,000
Contingent consideration	1,620	2,140
Total liabilities	33,196	13,166

Commitments and Contingencies (Note 12)	--	--

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,490,628 shares (March 31, 2014) and 3,388,548 shares (March 31, 2013)	15,796	11,352
Employee loans to purchase stock	(24)	(149)
Retained earnings	48,561	41,550
Total stockholders’ equity	64,333	52,753
Total liabilities and stockholders’ equity	$97,529	$65,919

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012

Revenues
Product	$44,539	$40,590	$35,201
Service	8,185	5,845	4,415
Total revenues	52,724	46,435	39,616

Cost of revenues
Cost of products	16,062	15,489	12,505
Cost of services	4,974	2,084	3,600
Total cost of revenues	21,036	17,573	16,105
Gross profit	31,688	28,862	23,511

Operating expenses
Selling	6,119	4,630	3,909
General and administrative	11,464	9,117	5,416
Research and development	2,320	2,011	1,359
Impairment of intangible asset	--	--	350
Total operating expenses	19,903	15,758	11,034

Operating income	11,785	13,104	12,477
Other income (expense), net	1,318	(126)	(146)

Earnings before income taxes	13,103	12,978	12,331

Income taxes	4,103	4,528	4,412
Net income	$9,000	$8,450	$7,919

Net income per share:
Basic	$2.61	$2.52	$2.41
Diluted	2.49	2.35	2.29

Weighted average common shares outstanding:
Basic	3,445	3,357	3,285
Diluted	3,611	3,593	3,462

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Employee Loans	Retained Earnings	Total
March 31, 2011	3,250,736	$7,180	$(437)	$29,674	$36,417

Common stock issued for conversion of stock options net of 12,634 shares returned as payment	88,043	1,277	41	--	1,318
Purchase and retirement of common stock	(16,814)	(60)	--	(537)	(597)
Dividends paid	--	--	--	(1,645)	(1,645)
Stock-based compensation	--	441	--	--	441
Tax benefit on exercise of stock options	--	62	--	--	62
Net income	--	--	--	7,919	7,919
March 31, 2012	3,321,965	8,900	(396)	35,411	43,915

Common stock issued for conversion of stock options net of 15,572 shares returned as payment	77,753	1,101	(203)	--	898
Purchase and retirement of common stock	(11,170)	(56)	450	(496)	(102)
Dividends paid	--	--	--	(1,815)	(1,815)
Stock-based compensation	--	1,112	--	--	1,112
Tax benefit on exercise of stock options	--	295	--	--	295
Net income	--	--	--	8,450	8,450
March 31, 2013	3,388,548	11,352	(149)	41,550	52,753

Common stock issued for conversion of stock options net of 13,021 shares returned as payment	104,864	1,845	--	--	1,845
Purchase and retirement of common stock	(2,784)	(147)	125	--	(22)
Dividends paid	--	--	--	(1,989)	(1,989)
Stock-based compensation	--	840	--	--	840
Tax benefit on exercise of stock options	--	1,906	--	--	1,906
Net income	--	--	--	9,000	9,000
March 31, 2014	3,490,628	$15,796	$(24)	$48,561	$64,333

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$9,000	$8,450	$7,919
Depreciation and amortization	3,844	3,432	2,215
Gain on dispositions, net	(420)	--	--
Deferred income taxes	(43)	(291)	(258)
Stock-based compensation	840	1,112	464
Impairment of intangible asset	--	--	350
Contingent consideration	(1,020)	--	--
Change in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable, net	697	(1,510)	493
Inventories, net	(1,300)	(228)	1,276
Prepaid expenses and other	(1,479)	(189)	38
Accounts payable	754	437	(150)
Accrued liabilities and taxes payable	1,192	189	142
Unearned revenues	308	--	--
Net cash provided by operating activities	12,373	11,402	12,489

Cash flows from investing activities:
Acquisitions	(22,758)	(16,660)	(737)
Proceeds from disposition	661	--	--
Purchases of property, plant and equipment	(1,041)	(908)	(683)
Net cash used in investing activities	(23,138)	(17,568)	(1,420)

Cash flow from financing activities:
Proceeds from the issuance of debt	21,000	11,000	-
Payments on debt	(8,500)	(7,000)	(6,500)
Dividends	(1,989)	(1,815)	(1,645)
Proceeds from the exercise of stock options	1,845	898	1,318
Purchase and retirement of common stock	(22)	(102)	(597)
Net cash provided by (used in) financing activities	12,334	2,981	(7,424)
Net increase (decrease) in cash and cash equivalents	1,569	(3,185)	3,645
Cash and cash equivalents at beginning of year	4,006	7,191	3,546
Cash and cash equivalents at end of year	$5,575	$4,006	$7,191

Cash paid during the year for:
Income taxes	$4,714	$4,778	$4,457
Cash paid for interest	133	116	176

Supplemental non-cash activity:
Employee loans issued for exercise of stock options	$--	$203	$396
Repayment of employee loans for stock options	92	450	437
Contingent consideration as part of an acquisition	500	2,140	-

In December 2011, we settled the $600 holdback amount from our acquisition of the assets of Apex Laboratories, Inc. by paying $562 and returning $38 of accounts receivable.

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across seven physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

Basis of Presentation

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of Mesa Laboratories, Inc. and its subsidiaries. Intercompany transactions and balances have been eliminated. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements and accompanying notes. Although these estimates are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. Furthermore, when testing assets for impairment in future periods, if management uses different assumptions or if different conditions occur, impairment charges may result.

On October 1, 2012 our articles of incorporation were amended to increase the number of authorized shares of common stock from 8,000,000 to 25,000,000.

Certain amounts for the years ended March 31, 2013 and 2012 were reclassified to conform to the March 31, 2014 presentation.

For the year ended March 31, 2013, $5,239,000 of other revenues was reclassified to product revenues with the remaining amount of $5,845,000 being renamed as service revenues. For the year ended March 31, 2012, $4,805,000 of other revenues was reclassified to product revenues with the remaining amount of $4,415,000 being renamed as service revenues. There were no changes to total revenues for either period. For the years ended March 31, 2013 and 2012, total cost of revenues was segregated between cost of products and cost of services. There were no changes to total cost of revenues for either period.

As of March 31, 2011, $272,000 of cumulative tax benefit on exercise of stock options was reclassified from retained earnings to common stock. For the years ended March 31, 2013 and 2012, tax benefit on exercise of stock options of $295,000 and $62,000, respectively, were presented as changes in common stock on the statements of stockholders’ equity. The cumulative reclassification between retained earnings and common stock in the March 31, 2013 consolidated balance sheet was $629,000. These reclassifications had no impact on other figures in the accompanying balance sheets or statements of income and stockholders’ equity.

Summary of Significant Accounting Policies

Revenue Recognition

We recognize revenue when the four revenue recognition criteria are met, as follows:

Product sales: Revenue is recognized upon shipment of the product. Evidence of an arrangement is typically in the form of a customer purchase order. Custody is transferred upon shipment (FOB Shipping Point). Prices are fixed at the time of order and no price protections or variables are offered. Collectability is reasonably assured via our customer credit and review processes.

Services: Revenue is recognized upon completion of the work/services to be performed. Evidence of an arrangement is typically in the form of a contract and/or a customer purchase order. Custody is transferred upon completion and acceptance of the service or installation process. Prices are fixed at the time of order and no price protections or variables are offered. Collectability is reasonably assured via our customer credit and review processes.

Shipping and handling

Payments by customers to us for shipping and handling costs are included in revenues on the consolidated statements of income, while our expense is included in cost of revenues. Shipping and handling for inventory and materials purchased by us is included as a component of inventory on the consolidated balance sheets, and in cost of revenues when the product is sold.

Unearned Revenues

Certain of our products have associated annual service contracts whereby we provide repair, technical support and various other maintenance services. In the event that these contracts are paid up front by the customer, the associated amounts are deferred and recognized ratably over the term of the service period.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. For the years ended March 31, 2014, 2013 and 2012, no individual customer represented more than 10% of our revenues and as of March 31, 2014, no individual customer represented more than 10% of our accounts receivable balance. Approximately 56% and 44% of our sales are to customers located in the United States and foreign countries, respectively.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Repair and maintenance costs that do not improve service potential or extend the economic life are expensed as incurred. Depreciation is recorded using the straight-line method over the estimated useful lives of our assets, which are reviewed periodically and generally have the following ranges: buildings: 40 years or less; manufacturing equipment: seven years or less; and computer equipment: three years or less. Land is not depreciated and construction in progress is not depreciated until placed in service.

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

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments consist of our Instruments, Continuous Monitoring and Biological Indicators Divisions. These operating segments are consistent with the way management runs our business. Our Instruments operating segment is subdivided into smaller business units. These business units are also our reporting units. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

The goodwill impairment test consists of a two-step process, if necessary. The first step is to compare the fair value of a reporting unit to its carrying value, including goodwill. We typically use discounted cash flow models to determine the fair value of a reporting unit. The assumptions used in these models are consistent with those we believe hypothetical marketplace participants would use. If the fair value of the reporting unit is less than its carrying value, the second step of the impairment test must be performed in order to determine the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. The loss recognized cannot exceed the carrying amount of goodwill.

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

Under certain agreements, we may receive advance payments from customers to perform research and development on their behalf. These payments are recovered by the customer through lower product prices and as such, are initially recorded as unearned revenues in the accompanying consolidate balance sheets. As product is sold, this liability is reduced through revenues on the consolidated statements of income.

Stock-based Compensation

Equity classified stock-based compensation is measured at fair value, based on the closing stock price at grant date, using the Black-Scholes option-pricing model. We recognize expense on a straight-line basis over the service period, net of an estimated forfeiture rate, resulting in a compensation cost for only those shares expected to vest. We do not have any liability classified stock-based compensation. We allocate stock-based compensation expense to cost of revenues and general and administrative expense in the accompanying consolidated statements of income.

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and would record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. We have not recorded a valuation allowance or a reserve for uncertain tax positions. Any penalties and interest are included in other expense, net on the consolidated statements of income.

Fair Value of Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

Note 2. Acquisitions and Dispositions

Acquisitions

For the year ended March 31, 2014, our acquisitions of businesses (net of cash acquired) totaled $22,758,000, which consisted primarily of the following material acquisitions:

Amega Scientific

On November 6, 2013, we completed a business combination (the “Amega Acquisition”) whereby we acquired substantially all of the assets and certain liabilities of Amega Scientific Corporation’s (“Amega”) business which provides continuous monitoring systems to regulated industries. The asset acquisition agreement (the “Amega Agreement”) includes provisions for both contingent consideration based on the cumulative three year revenues of our Continuous Monitoring Division and for a holdback payment (subject to a post-closing adjustment), payable to the seller no later than November 6, 2014 less any losses incurred by the buyer, as defined.

Under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

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

The Amega Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflects our allocation of the consideration, subject to customary purchase price adjustments in accordance with the Amega Agreement (in thousands):

Cash consideration	$11,268
Holdback payment liability	1,000
Contingent consideration liability	500
Aggregate consideration	$12,768

The purchase price was allocated as follows:
Accounts receivable, net	$663
Inventories, net	410
Prepaid expenses and other	11
Property, plant and equipment, net	115
Intangibles, net	5,838
Goodwill	6,827
Accrued salaries and payroll taxes	(53)
Unearned revenues	(1,043)
Total purchase price allocation	$12,768

The accompanying consolidated statements of income include the results of the Amega Acquisition from the acquisition date of Nov 6, 2013. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2013 and 2012, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2014	2013
Revenues	$56,451	$50,372
Net income	10,002	9,508
Net income per common share:
Basic	$2.90	$2.83
Diluted	2.77	2.65

Tempsys

On November 6, 2013, we completed a business combination (the “TempSys Acquisition”) whereby we acquired all of the common stock of TempSys, Inc. (“TempSys”), a company in the business of providing continuous monitoring systems to regulated industries, for $9,826,000 (subject to a post-closing adjustment).

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

The TempSys Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflects our allocation of the consideration, subject to customary purchase price adjustments in accordance with the TempSys Agreement (in thousands):

The purchase price was allocated as follows:
Cash	$57
Accounts receivable, net	838
Inventories, net	447
Prepaid expenses and other	21
Property, plant and equipment, net	25
Deferred income taxes	585
Intangibles, net	6,135
Goodwill	6,820
Accounts payable	(255)
Accrued salaries and payroll taxes	(2,134)
Unearned revenues	(485)
Other accrued expenses	(135)
Deferred income taxes	(2,093)
Total purchase price allocation	$9,826

The accompanying consolidated statements of income include the results of the Tempsys Acquisition from the acquisition date of Nov 6, 2013. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2013 and 2012, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2014	2013
Revenues	$55,129	$49,705
Net income	9,132	8,100
Net income per common share:
Basic	$2.65	$2.41
Diluted	2.53	2.25

For the year ended March 31, 2013, our acquisitions of businesses totaled $16,660,000, which consisted primarily of the following acquisition:

Bios

On May 15, 2012, we completed a business combination (the “Bios Acquisition”) whereby we acquired substantially all of the assets and certain liabilities of Bios International Corporation (“Bios”), a New Jersey corporation. The asset acquisition agreement (the “Bios Agreement”) included a provision for contingent consideration based on revenues growth over a three year earn-out period.

Under the terms of the Bios Agreement, we are required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could be required to make ranges from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. This gain of $1,020,000 associated with the decrease in the contingent consideration payable is included in other income (expense), net on the accompanying consolidated statements of income. Any further changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results associated with the Bios Acquisition and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

We expected to achieve significant savings and income growth as we integrated the Bios operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is deductible for tax purposes and it was assigned to our Instruments segment.

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

The accompanying consolidated statements of income include the results of the Bios Acquisition from the acquisition date of May 15, 2012. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2012 and 2011, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2013	2012
Revenues	$47,216	$46,498
Net income	8,471	8,102
Net income per common share:
Basic	$2.52	$2.47
Diluted	2.36	2.34

Dispositions

On August 12, 2013, we entered into an agreement whereby we sold our NuSonics product line for $661,000. The carrying value of this product line was $193,000 which resulted in a pre-tax gain of $468,000.

Note 3. Inventories

Inventories consist of the following (in thousands):

	March 31,
	2014	2013
Raw materials	$5,758	$4,052
Work-in-process	272	271
Finished goods	2,068	1,514
Less reserve	(327)	(261)
	$7,771	$5,576

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2014	2013
Land	$873	$873
Buildings	4,685	4,553
Manufacturing equipment	6,054	5,665
Computer equipment	1,487	1,129
Other	393	384
	13,492	12,604
Less accumulated depreciation	(5,812)	(5,198)
	$7,680	$7,406

Depreciation expense for the years ended March 31, 2014, 2013 and 2012 was $865,000, $831,000 and $725,000, respectively.

Note 5. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

	Biological Indicators	Instruments	Continuous Monitoring	Total
April 1, 2012	$9,279	$5,171	$--	$14,450
Acquisitions	--	9,190	--	9,190
March 31, 2013	9,279	14,361	--	23,640
Acquisitions	--	579	13,647	14,226
March 31, 2014	$9,279	$14,940	$13,647	$37,866

Other intangible assets are as follows:

(In thousands)	March 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$7,027	$1,641	$5,386	10-16
Trade names	2,648	519	2,129	3-10
Customer relationships	24,612	7,326	17,286	7-10
Non-compete agreements	1,286	670	616	3-10
	$35,573	$10,156	$25,417

	March 31, 2013
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$4,991	$1,037	$3,954	10-16
Trade names	2,296	248	2,048	10
Customer relationships	14,485	5,345	9,140	7-8.5
Non-compete agreements	823	547	276	3-5
	$22,595	$7,177	$15,418

The following is estimated amortization expense for the years ending March 31:

(In thousands)
2015	$3,711
2016	3,690
2017	3,550
2018	3,376
2019	3,048

Amortization expense for the years ended March 31, 2014, 2013 and 2012 was $2,979,000, $2,601,000 and $1,490,000, respectively.

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

Note 6. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2014	March 31, 2013
Line of credit (1.4% at March 31, 2014)	$16,500	$4,000
Less: current portion	--	--
Long-term portion	$16,500	$4,000

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit, maturing in February 2015. Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

In April 2014, the Credit Facility was amended to include a $15,000,000 term loan (the “Term Loan”) and to extend the maturity date of the Credit Facility to June 30, 2017. As a result of the extended maturity date, the $16,500,000 outstanding as of March 31, 2014 has been classified as long term on the accompanying consolidated balance sheets.

Under the Line of Credit, indebtedness bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.25% to 2%; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the greater of the bank’s prime rate or one month LIBOR + 2.50%, adjusted down, from 1.25% to 0.50%. We elect the interest rate with each borrowing under the line of credit. In addition, there is an unused capacity fee of 0.15% to 0.30%. The adjustments and unused capacity fee depend on the ratio of funded debt (including amounts outstanding under the Term Loan) to our trailing four quarters of EBITDA, as defined, with four tiers ranging from a ratio of less than one to greater than two. Letter of credit fees are based on the applicable LIBOR rate.

The Term Loan bears interest at LIBOR, as defined plus 2% and requires 11 quarterly principal payments (the first due date being July 15, 2014) in the amount of $750,000 with the remaining balance of principal and accrued interest due on April 15, 2017. The proceeds from the Term Loan may be used to support acquisition financing and to repay amounts outstanding under the Line of Credit.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants at March 31, 2014.

Subsequent to year end, we made additional principal payments which reduced the amount outstanding on the Line of Credit by $4,500,000.

Future contractual maturities of debt as of March 31, 2014 are as follows (in thousands):

Year ending March 31,
2015	$--
2016	--
2017	--
2018	16,500
$16,500

Note 7. Stockholders' Equity

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings, based on management’s estimate of the original sales price of the underlying shares.

In November, 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock purchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. As of March 31, 2014, we have purchased 162,306 shares under this plan.

Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2014	2013	2012
First quarter	$0.14	$0.13	$0.12
Second quarter	0.14	0.13	0.12
Third quarter	0.15	0.14	0.13
Fourth quarter	0.15	0.14	0.13

Note 8. Employee Benefit Plans

We adopted our 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible the first day of the following month that an employee attains an age of 21 and one hour of service time. We match 50% of the employee’s contribution up to 6% of the employee’s salary and those contributions are vested immediately. Prior to the year ended March 31, 2014, our Bozeman, Montana facility (“Bozeman’) operated on a separate 401(k) plan. That plan was adopted effective August 15, 1996. Participation was voluntary and employees were eligible to participate at age 21 and after one year of employment. Bozeman matched 100% of the employee’s contribution up to 4% of the employee’s salary and those contributions vested immediately. Bozeman also offered a Roth Savings Plan which was incorporated into their 401(k) Plan with identical requirements and contributions. The Bozeman 401(k) plan was merged into our plan during the year ended March 31, 2014. We contributed $214,000, $214,000 and $193,000, respectively, to all plans for the years ended March 31, 2014, 2013 and 2012.

Note 9. Stock-Based Compensation

We adopted stock option plans for the benefit of our employees and outside directors. Under terms of the plans, stock options are granted at an amount not less than 100% of the quoted market price of the underlying shares at the date of grant. Stock options are exercisable for terms of five to ten years and vest ratably over terms of four to seven years. All of our stock option plans have been approved by our stockholders.

On December 8, 2006, we adopted our current stock compensation plan (the “2006 Plan”). The purpose of the 2006 Plan is to encourage ownership of our common stock by certain officers, directors, employees and advisors in order to provide incentive to promote the success and business of the Company. A total of 400,000 shares of common stock were reserved for issuance under the 2006 Plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On September 23, 2010, our shareholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance was increased to 800,000. As of March 31, 2014, we have 385,897 stock options outstanding under the 2006 Plan. On February 27, 2013, we filed a Registration Statement on Form S-8 whereby we registered the additional 400,000 shares of common stock underlying stock options issuable under the 2006 Plan.

Under the October 21, 1999 plan (the “1999 Plan”), a total of 300,000 shares of common stock were reserved for issuance and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On October 18, 2004, our shareholders approved an amendment to the 1999 Plan to reserve an additional 200,000 shares of common stock for issuance under the plan. The 1999 Plan has expired and no new grants can be made under this plan. As of March 31, 2014, we have 12,275 stock options outstanding under the 1999 Plan.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Year Ended March 31,
	2014	2013	2012
Total cost of stock based compensation charged against income before income tax	$840	$1,112	$464
Amount of income tax benefit recognized in earnings	263	388	166
Amount charged against net income	$577	$724	$298
Impact on net income per common share:
Basic	$0.17	$0.22	$0.09
Diluted	0.16	0.20	0.09

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

	Year Ended March 31,
	2014	2013	2012
Volatility	26%-28.7%	27.5-31.1%	33.4-33.7%
Risk-free interest rate	.8%-2.1%	0.6-1.0%	0.9-2.2%
Expected option life (years)	5-10	5-10	5-10
Dividend yield	1.1%	1.4%	1.8%

A summary of the option activity as of and for the years ended March 31, 2014, 2013 and 2012 is as follows:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2011	443,642	$20.10	4.0	$3,861
Granted	103,780	29.87	5.4	--
Forfeited	(11,940)	26.06	--	--
Expired	(1,020)	14.50	--	--
Exercised	(100,677)	18.00	--	--
Outstanding at March 31, 2012	433,785	22.77	3.9	11,516
Granted	116,080	49.97	5.9	--
Forfeited	(40,375)	32.87	--	--
Expired	(40)	18.98	--	--
Exercised	(93,325)	20.56	--	--
Outstanding at March 31, 2013	416,125	29.87	3.7	9,529
Granted	128,124	55.33	6.4	--
Forfeited	(27,782)	52.50	--	--
Expired	(410)	52.50	--	--
Exercised	(117,885)	22.17	--	--
Outstanding at March 31, 2014	398,172	38.75	4.4	20,505

Exercisable at March 31,
2014	140,825	26.70	3.5	8,949
2013	158,320	21.00	3.0	5,031
2012	148,910	19.28	3.2	4,473

A summary of the status of our unvested option shares as of and for the years ended March 31, 2014, 2013 and 2012 is as follows:

	Unvested Shares	Weighted-average Grant-date Fair Value
Unvested at March 31, 2011	291,425	$6.46
Options granted	103,780	8.33
Options forfeited	(11,395)	7.31
Options vested	(98,935)	5.97
Unvested at March 31, 2012	284,875	7.28
Options granted	116,065	12.43
Options forfeited	(38,720)	8.86
Options vested	(104,415)	6.69
Unvested at March 31, 2013	257,805	9.55
Options granted	128,124	15.90
Options forfeited	(27,782)	14.75
Options vested	(100,800)	8.53
Unvested at March 31, 2014	257,347	11.86

The total intrinsic value of options exercised was $6,287,000, $2,742,000 and $2,228,000 during the years ended March 31, 2014, 2013 and 2012, respectively. As of March 31, 2014, there was $4,401,000 of total unrecognized compensation expense related to unvested options. As of March 31, 2014, we have 210,888 shares available for future option grants.

Effective November 30, 2012, as part of our Chief Financial Officer transition, 14,400 unvested options were modified to a) extend the expiration date to 10 years following the original grant date, b) allow them to be exercised through their expiration date, and c) accelerate the vesting such that all options will vest by November 30, 2014. This was a modification of the terms of an equity award and, accordingly, we treated this as an exchange of the original award for a new award. We recorded incremental compensation expense of approximately $240,000 for the year ended March 31, 2013, which is included in general and administrative expense on the accompanying consolidated statements of income.

Note 10. Income Taxes

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in our consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and statements of income. Our assessment of tax positions as of March 31, 2014 and 2013, determined that there were no material uncertain tax positions. Our federal tax returns for all years after 2010 and our state tax returns after 2009 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in other expense and general and administration expense, respectively. During the year ended March 31, 2013, we amended several state income tax returns, resulting in tax refunds of $258,000. These tax refunds are included as an offset to income tax expense in the accompanying consolidated statement of income for the year ended March 31, 2013.

The components of our provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Current tax provision
Federal	$4,031	$4,440	$4,233
State	106	280	437
	4,137	4,720	4,670
Deferred tax provision:
Federal	(19)	(180)	(237)
State	(15)	(12)	(21)
	(34)	(192)	(258)
	$4,103	$4,528	$4,412

The components of net deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2014	2013
Current deferred tax assets:
Accrued employee-related expenses	$298	$125
Allowances and reserves	701	226
Stock option deductible differences	301	243
Inventory	281	252
Net operating loss	297	--
	1,878	846

Long-term deferred tax liability:
Property, plant and equipment	(1,434)	(1,320)
Goodwill and intangible assets	(3,453)	(1,044)
Net operating loss	26	--
	(4,861)	(2,364)

Net deferred tax liability	$(2,983)	$(1,518)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year Ended March 31,
	2014	2013	2012
Federal income taxes at statutory rates	$4,586	$4,543	$4,193
State income taxes, net of federal benefit	78	158	285
Tax benefit of stock option exercises	5	197	61
Section 199 manufacturing deduction	(250)	(357)	(347)
Research and development credit	(159)	(41)	--
Other	(157)	28	220
	$4,103	$4,528	$4,412

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except share data):

	Year Ended March 31,
	2014	2013	2012
Net income available for stockholders	$9,000	$8,450	$7,919

Weighted average outstanding shares of common stock	3,445	3,357	3,285
Dilutive effect of stock options	166	236	177
Common stock and equivalents	3,611	3,593	3,462
Net Income per share:
Basic	$2.61	$2.52	$2.41
Diluted	2.49	2.35	2.29

For the years ended March 31, 2014, 2013 and 2012, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Note 12. Commitments and Contingencies

Under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

Under the terms of the Bios Agreement, we are required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could be required to make ranges from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. Any further changes to the contingent consideration ultimately paid would result in additional income or expense in our consolidated statements of income. We will continue to monitor the results associated with the Bios Acquisition and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies state by state and often requires knowledge of each jurisdiction’s tax case law. During the year ended March 31, 2013, we determined that there are states in which we most likely had established nexus during prior periods without properly collecting and remitting sales tax. We recorded an estimate of $100,000 associated with one specific state but we were unable to estimate our remaining exposure at that time. The ultimate amount due in remaining states will depend upon a number of factors, including the amount of sales that were made to customers who are either exempt or have already paid the tax, the number of years of exposure, and any penalties or interest that might be due. During the year ended March 31, 2014, we completed our analysis associated with the remaining states and we recorded an estimate of $1,408,000, which is included in other accrued expenses on the accompanying consolidated balance sheets and in general and administrative expense on the accompanying consolidated statements of income for the year ended March 31, 2014. This estimate was based upon facts and circumstances known at such time and our ultimate liability may change as further analysis is completed and state sales tax returns are filed.

Note 13. Segment Data

Prior to the November 2013 acquisitions of TempSys and Amega, we had two reporting segments: Biological Indicators and Instruments. As a result of these acquisitions, we now have a third reporting segment, Continuous Monitoring. The following tables set forth our segment information (in thousands):

	Year Ended March 31, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$22,992	$26,389	$3,343	$52,724

Gross profit	$13,187	$16,904	$1,597	$31,688
Selling expenses	1,350	3,954	815	6,119
	$11,837	$12,950	$782	25,569
Reconciling items (1)				(12,466)
Earnings before income taxes				$13,103

	Year Ended March 31, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$21,464	$24,971	$--	$46,435

Gross profit	$12,365	$16,497	$--	$28,862
Selling expenses	1,552	3,078	--	4,630
	$10,813	$13,419	$--	24,232
Reconciling items (1)				(11,254)
Earnings before income taxes				$12,978

	Year Ended March 31, 2012
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$20,422	$19,194	$--	$39,616

Gross profit	$11,236	$12,275	$--	$23,511
Selling expenses	1,607	2,302	--	3,909
Impairment of intangible asset	--	350		350
	$9,629	$9,623	$--	19,252
Reconciling items (1)				(6,921)
Earnings before income taxes				$12,331

(1) Reconciling items include general and administrative, research and development, and other expenses.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Revenues from unaffiliated customers
United States	$29,551	$28,590	$23,770
Foreign	23,173	17,845	15,846
	$52,724	$46,435	$39,616

	March 31,
	2014	2013
Total assets
Biological Indicators	$22,771	$27,558
Instruments	36,797	31,782
Continuous Monitoring	28,578	--
Corporate and administrative	9,383	6,579
	$97,529	$65,919

All long-lived assets are located in the United States.

Note 14. Quarterly Results (unaudited)

Quarterly financial information for the years ended March 31, 2014, 2013 and 2012 is summarized as follows (net income per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis) (in thousands, except per share data):

2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$11,218	$12,676	$13,116	$15,714
Gross profit	6,797	7,600	7,706	9,585
Net income	1,860	1,932	1,746	3,462
Net Income per share – basic	$0.55	$0.57	$0.51	$1.00
Net Income per share – diluted	0.52	0.54	0.48	0.95

2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$10,560	$11,706	$11,361	$12,808
Gross profit	6,456	7,248	6,947	8,211
Net income	2,100	2,248	1,543	2,559
Net Income per share – basic	$0.63	$0.67	$0.46	$0.76
Net Income per share – diluted	0.59	0.64	0.44	0.71

2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$9,297	$9,702	$9,649	$10,968
Gross profit	5,388	5,774	5,885	6,464
Net income	1,679	2,054	1,987	2,199
Net Income per share – basic	$0.51	$0.63	$0.60	$0.67
Net Income per share – diluted	0.49	0.59	0.57	0.64

Note 15. Subsequent Events

In April 2014, we completed a business combination (the “BGI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI, Incorporated and BGI Instruments, Inc, (collectively “BGI”), for $9,900,000, subject to a post-closing adjustment. The operations of the acquired business will be included in our Instruments segment for reporting purposes.

On April 23, 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on June 16, 2014, to stockholders of record at the close of business on May 30, 2014.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at March 31, 2014.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Management evaluated the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2014. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2014. As allowed, this evaluation excludes the operations of the TempSys Acquisition due to the timing of the acquisition. Revenues related to the TempSys Acquisition were 3% of total revenues for the year ended March 31, 2014.

Our independent auditors, EKS&H LLLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors, subject to ratification by our shareholders. EKS&H LLLP has audited and reported on the financial statements of Mesa Laboratories, Inc. and our internal control over financial reporting as of March 31, 2014. The attestation reports of our registered public accounting firm are contained in this annual report.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive and Corporate Governance

The Board of Directors and its Committees

Our business is managed through the oversight and direction of our Board of Directors. We have three standing committees: Audit, Compensation, and Nominating and Governance. Our Board of Directors currently consists of seven persons. Under applicable NASDAQ and SEC requirements, (a) we are required to have a majority of independent directors, and (b) all of the members of each committee, with the exception of the Nominating and Governance Committee, must be independent. The Board of Directors has affirmatively determined that each of H. Stuart Campbell, Michael T. Brooks, David M. Kelly, Luke R. Schmieder, Evan C. Guillemin and Robert V. Dwyer is an “independent director” as such term is defined in NASDAQ Listing Rule 5605. The Board of Directors has also affirmatively determined that each member of each committee of the Board of Directors satisfies the independence requirements applicable to committees as prescribed by the NASDAQ Listing Rules and the rules and regulations of the SEC. Dr. Sullivan is not an “independent director” because he is our employee.

The Board of Directors has the responsibility for establishing broad corporate policies and for our overall performance, although it is not involved in day-to-day operating details. The Board of Directors meets regularly throughout the year, including the annual organizational meeting following the Annual Meeting of Shareholders (“Annual Meeting”), to review significant developments affecting the Company and to act upon matters requiring Board of Director approval. It also holds special meetings as required from time to time when important matters arise, requiring Board of Director action between scheduled meetings.

Directors are elected at each Annual Meeting and serve a one year term until a successor is duly elected and qualified at an appropriate Annual Meeting. Vacancies may be filled by an affirmative vote of the majority of the remaining directors.

Each non-employee director is compensated separately for service on the Board of Directors and is reimbursed for expenses to attend Board of Director meetings. Members of the Audit, Compensation, and Nominating and Governance Committees are not compensated separately for service on those committees.

Meeting Attendance and Preparation

The Board of Directors met six times during the year ended March 31, 2014. Each director attended at least 75% of the Board of Director meetings, and at least 75% of the regular and special meetings of the committees on which they serve, either in person or telephonically. In addition, directors are required to prepare for each meeting by reviewing materials distributed in advance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers, and the positions held by each such person as of March 31, 2014. Each of the directors holds office until the next Annual Meeting and until his successor is elected and qualified or until his earlier death, resignation or removal. Each officer serves at the discretion of the Board of Directors.

Name	Age	Postion
Luke R. Schmieder (1)	71	Chairman of the Board of Directors
John J. Sullivan, Ph.D.	61	Chief Executive Officer, Director
John V. Sakys	45	Chief Financial Officer
Glenn E. Adriance	59	Chief Sales and Marketing Officer
Michael T. Brooks (1)	64	Director
H. Stuart Campbell (1)	84	Director
Robert V. Dwyer (1)	73	Director
Evan C. Guillemin (1)	48	Director
David M. Kelly (1)	72	Director

(1) Member of the Audit, Compensation and Nominating and Governance Committees.

Luke R. Schmieder has served as a director since March 1982 and devotes such time as is necessary to the affairs of the Company. Mr. Schmieder served as our Chief Executive Officer and Treasurer from our inception in March 1982 through his retirement in March, 2009. From 1977 to 1982, Mr. Schmieder served as president and principal of a consulting company for product and process development primarily in the medical field. Mr. Schmieder was employed from 1970 to 1977 by Cobe Laboratories, Inc. (a manufacturer of dialysis and cardiovascular equipment and supplies) as a designer and process controller on various projects. Mr. Schmieder attended Ohio State University and Ohio University, taking courses in mechanical engineering and business management.

John J. Sullivan, Ph.D. was promoted to the position of Chief Executive Officer and President, and appointed to the Board of Directors in March 2009. Dr. Sullivan joined us in October 2004 in the role of Vice President of Sales and Marketing, and was promoted to the positions of President and Chief Operating Officer in 2006. In 1988, Dr. Sullivan joined Varian, Inc. (a major analytical instrument manufacturer) and served in various capacities in Research and Development, Sales and Marketing Management, and Business Development until 2004. In 1982, Dr. Sullivan joined the U.S. Food and Drug Administration’s Seattle District Laboratory as a Senior Research Scientist and worked there until 1988. From 1976 until 1980, Dr. Sullivan was employed as an Analytical Chemist at BioMed Research Labs (an independent research and testing laboratory). Dr. Sullivan received his Bachelor of Science degree in Biology from Western Washington University in 1976 and a Ph.D. degree in Food Science from the University of Washington in 1982.

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

Michael T. Brooks has served as a director since October 1998 and devotes such time as is necessary to the affairs of the Company. Mr. Brooks was an independent manufacturer’s representative from 1982 to 1985, at which time he purchased an interest in Fiero Fluid Power, which he presently owns and operates. Fiero Fluid Power is a Rep/Distributor selling pneumatic and instrumentation equipment. While pursuing a career in fluid power, he received a Masters degree in Business Administration from the University of Denver in 1983. Mr. Brooks received his Bachelor of Arts degree in History from Ohio Wesleyan University in 1971.

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

Robert V. Dwyer has served as a director since May 2006 and devotes such time as is necessary to the affairs of the Company. Mr. Dwyer served as President of our Raven Biological Laboratories operation until November 2010. Mr. Dwyer currently serves on the Board of Directors of American National Bank, based in Omaha, Nebraska. In addition, Mr. Dwyer holds ownership positions in other small business entities. Mr. Dwyer served as President and was the majority owner of Raven Biological Laboratories, Inc. and is also an Attorney at Law. Mr. Dwyer received his Bachelor of Arts in Philosophy degree from Creighton University in 1962, and he received his J.D. from Creighton University in 1964.

Evan C. Guillemin has served as a director since February 2009 and devotes such time as is necessary to the affairs of the Company. Mr. Guillemin has served as Chief Financial Officer (“CFO”) and Analyst at Select Equity Group Inc., a registered investment adviser based in New York City, since 2004. Prior to joining Select Equity Group, Mr. Guillemin served as CFO of Alloy Merchandising Group Inc., the successor to Delias Inc. Mr. Guillemin was an executive and board member of Delias Inc., a NASDAQ-traded specialty retailing company. He served as CFO and then Chief Operating Officer of Delias from 1996 to 2003, when the company was acquired by Alloy Inc. He received his Bachelor of Arts degree from Yale University in 1987 and a Master's degree in Business Administration with distinction from Harvard Business School in 1996.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act’) requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than five percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than five percent beneficial owners were complied with during the fiscal year ended March 31, 2014.

Committees of the Board of Directors

The charter of each committee is available in print to any stockholder who requests it, or on our website at www.mesalabs.com/about us/corporate information/corporate governance. Each of the following directors is a member of all of our committees (Audit, Compensation, and Nominating and Governance):

Michael T. Brooks

H. Stuart Campbell, Nominating and Governance Committee Chairman

Evan C. Guillemin, Audit Committee Chairman

David M. Kelly, Compensation Committee Chairman

Luke R. Schmieder

Robert V. Dwyer

In addition to the standing committees mentioned above, the Board of Directors may convene special committees to consider various other matters as they arise. During the year ended March 31, 2014, the Board of Directors did not convene any special committees.

Audit Committee

Pursuant to its charter, the Audit Committee assists the Board of Directors in overseeing (i) the consolidated financial statements and audits of the Company, (ii) our compliance with financial reporting requirements, and (iii) the independence and performance of our internal and external auditors. The Audit Committee charter further requires the Audit Committee to, among other things:

●

Review the annual audited consolidated financial statements with management and the independent auditors and determine whether to recommend to the Board of Directors that they be included in our Annual Report on Form 10-K;

●	Review proposed major changes to our auditing and accounting principles and practices;

●	Review and evaluate our system of internal control;

●	Review significant financial reporting issues raised by management or the independent auditors; and

●

Establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters as well as the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

The Audit Committee met five times during the year ended March 31, 2014. All members of the Audit Committee were present at each meeting (except for one meeting in which one committee member was not able to attend). The Board of Directors has determined that Mr. Evan Guillemin is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and is “independent.” The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (ii) impose on such person any duties, obligations, or liability that are greater than the duties, obligations, and liability imposed on such person as a member of the Audit Committee and the Board of Directors in the absence of such designation, or (iii) affect the duties, obligations, or liability of any other member of the Audit Committee or the Board of Directors.

As required by NASDAQ, our Board of Directors has reviewed the qualifications of our Audit Committee members and has determined that none of them has a relationship with us that may interfere with the exercise of their independence from management and the Company.

Compensation Committee

Pursuant to its charter, the Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities for compensation of executive officers and administration of our compensation and benefit plans. The Compensation Committee met four times during the year ended March 31, 2014, and all members of the Compensation Committee were present at each meeting.

During the year ended March 31, 2014, no members of our Compensation Committee were executive officers serving on the Compensation Committee of another entity whose executive officers served on our Board of Directors. No member of the Compensation Committee was an officer or employee of the Company, or had a business relationship with or conducted any undisclosed transactions with the Company. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in identifying qualified individuals to become members of the Board of Directors, oversees, reviews and where appropriate, makes recommendations concerning the Company’s corporate governance guidelines and conducts an annual self-assessment of Board of Director performance. The committee met one time during the year ended March 31, 2014, and all members of the Nominating and Governance Committee were present.

In evaluating potential director candidates, the Nominating and Governance Committee considers the appropriate balance of experience, skills and characteristics required of the Board of Directors, and seeks to ensure that at least a majority of the directors are independent under the applicable Listing Rules of NASDAQ. The Nominating and Governance Committee selects director nominees based on their personal and professional integrity, depth and breadth of experience, ability to make independent analytical inquiries, understanding of our business, willingness to devote adequate attention and time to duties of the Board of Directors, and such other criteria as are deemed relevant by the Nominating and Governance Committee. The Nominating and Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a diverse mix of experience, knowledge, and skills.

In identifying potential director candidates, the Nominating and Governance Committee relies on recommendations made by current directors and officers. In addition, the Nominating and Governance Committee may engage a third party search firm to identify and recommend potential candidates. Finally, the Nominating and Governance Committee will consider candidates recommended by shareholders.

Risk Oversight

The Board of Directors takes a key role in overseeing our risks. The Board of Directors receives frequent timely reports of our financial performance, changes in and composition of consolidated balance sheet accounts, quality assurance program effectiveness, product liability risks and status of relationships with all business constituencies including customers, employees, suppliers and government entities. The Audit Committee receives regular reports on our compliance with securities laws and communications with the SEC and shareholders. The Audit Committee has established an independent whistleblower hot line to encourage early and anonymous reporting of accounting irregularities or other violations of our codes of ethics. The Board of Directors routinely reviews our litigation threats, product/market strategies and operational activities.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, executive officers and directors, including our principal executive officer and principal financial officer. The Code of Ethics contains written standards that are reasonably designed to deter wrongdoing and includes provisions regarding ethical conduct, conflicts of interest, proper disclosure in all public communications, compliance with all applicable governmental laws, rules and regulations, and the prompt reporting of violations of the Code of Ethics and accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at www.mesalabs.com/about us/corporate information/ corporate governance.

Shareholder Communications with the Board of Directors

Shareholders and other interested parties may communicate with one or more members of the Board of Directors by writing to all or one of the following: Audit Committee Chairman, Compensation Committee Chairman or Nominating and Governance Committee Chairman, c/o Corporate Secretary, Mesa Laboratories, Inc., 12100 West Sixth Avenue, Lakewood CO 80228.

Item 11. Executive Compensation

Compensation Philosophy

The Compensation Committee supervises (on a direct basis for our three executive officers and a non-direct basis for all other NEOs) our executive compensation program for NEO’s. The Compensation Committee has designed a compensation program for NEOs to attract, retain and motivate talent in our competitive market environment while focusing the executive team and the Company on the creation of long-term value for our shareholders. The Compensation Committee has the authority to engage outside consultants or purchase compensation surveys, if needed, for evaluation of executive compensation levels.

NEO positions during the year ended March 31, 2014 included: Chief Executive Officer and President, Chief Financial Officer, Chief Sales and Marketing Officer and Senior Vice Presidents of Operations. Other positions may be added as business conditions warrant.

We have designed our compensation programs for our NEOs to:

●	attract and retain high performing and experienced executives;

●	motivate and reward executives whose knowledge, skills and performance are critical to our success;

●	align the interests of our executives and shareholders by motivating executives to increase shareholder value;

●	foster a shared commitment among executives by coordinating their goals; and

●	motivate our executives to manage our business to meet our short and long-term objectives, and reward them for meeting these objectives.

Our Compensation Committee administers four elements for NEOs: base salary (cash), Short-term incentives (cash), long-term incentives (equity), and benefits. The total compensation package reflects our “Pay for Performance” philosophy, which is to couple employee rewards with the interests of our shareholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of our shareholders. The Compensation Committee targets the total compensation level to be competitive with comparable companies in terms of size (as measured by revenue and market capitalization), our industry segments and geographic locations.

Benchmarking

The Compensation Committee, with assistance from our executives if required, researches compensation levels by investigating comparable company records, purchasing third party compensation surveys or engaging compensation consultants. The acquired data is evaluated by the Compensation Committee and is one factor in establishing compensation plans for the NEOs.

To help establish competitive compensation levels, the Compensation Committee examined executive compensation survey data, both base salaries and total cash compensation, from Economic Research Institute (“ERI”). The survey data was tailored to include only those U.S. public companies in the “Instrument Manufacturing” segment with revenues between $20 -- $50 million per year. The ERI survey included 90 public companies in the data set used to establish compensation statistics. This included companies that produced both medical devices and general electronic instruments, along with consumable supplies. The data was further adjusted for the geographic location of each NEO. The data from this analysis was used by the Compensation Committee as one factor in determining compensation levels for base salary and total compensation.

Determination of Target Compensation

For the year ended March 31, 2014, the Compensation Committee determined that an appropriate starting point for total compensation of our NEOs was approximately the 50th percentile level, compared to the data obtained from the ERI survey. The Compensation Committee used not only the data from the ERI survey, but also considered individual and team executive performance, along with our financial performance, as criteria to establish target compensation levels for each NEO. From that analysis, and in consideration of our past and future expected financial performance, the Compensation Committee made adjustments to base salaries and target total compensation levels for each NEO that were implemented effective June 1, 2013.

Base Salary

Base salaries for NEOs are determined based upon job responsibilities, level of experience, individual performance and comparisons to the salaries of executives in similar positions from the ERI survey.

Short-term Incentive Plan

Each NEO participates in our Short-term Incentive Plan. The Compensation Committee believes that it is in the best interest of our shareholders to have a substantial component of total compensation “at-risk” and dependent upon our financial performance. For the purpose of the Short-term Incentive Plan, performance is measured by two variables: sales growth and profit growth. These variables are considered by the Compensation Committee to be a reliable indicator for the creation of long-term stockholder value. Bonus payouts under the Short-term Incentive Plan are tied directly to achievement of these sales and profit growth targets for the year. If both the sales and profit growth targets are exceeded by a substantial margin, the maximum bonus payments are set at between 35% and 85% of the base salary for the various NEOs. Of course, if our financial performance is poor, bonus payments could be at or near $0. The Compensation Committee reserves the right to adjust payments under the Short-term Incentive Plan, in the case of unusual circumstances or events, or economic conditions in general.

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

Long-term Incentive Plan

The Compensation Committee believes that it is in the best interest of our shareholders to provide long-term incentive to each NEO with ownership of our stock. Stock ownership by our NEOs directly ties their long-term compensation to the performance of our share price. To achieve this goal, we make stock option grants to each NEO at the time of hire and on an annual basis under our stock compensation plan. These grants are either incentive stock options with a term of five to eight years and/or non-qualified stock options with a term of eight to 10 years. In either case, the grant price is set at 100% of the market price on the day of the grant and the options vest ratably over four to seven years. There are no performance or market conditions associated with the vesting of these stock options. The number of stock options awarded is at the discretion of the Compensation Committee.

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

Post-Employment Compensation. We do not have any defined benefit plans, supplemental executive retirement plans or actuarial plans.

Summary Compensation Table

The following table lists compensation awarded to or earned by the NEOs for the years ended March 31, 2014, 2013 and 2012. We had no other executive officers whose compensation exceeded $100,000 for the year ended March 31, 2014. Additionally, Steven W. Peterson left the Company effective November 30, 2012.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(f)	(g)	(i)	(j)

John J. Sullivan, Ph.D.	2014	$302,495	$96,702	$253,000	$9,075	$661,272
CEO and President	2013	290,819	125,317	200,000	8,725	624,861
	2012	265,488	110,782	180,000	8,220	564,490

John V. Sakys	2014	204,997	28,485	113,000	6,150	352,632
Chief Financial Officer	2013	83,836	10,076	70,000	--	163,912
effective December 1, 2012	2012	--	--	--	--	--

Glenn E. Adriance	2014	194,999	34,313	147,000	5,850	382,162
Chief Sales and Marketing	2013	183,322	33,396	90,000	5,500	312,218
Officer	2012	147,493	36,343	84,000	4,583	272,419

Bryan T. Leo	2014	145,000	18,220	52,500	4,350	220,070
Senior Vice President of	2013	117,123	13,057	49,313	3,514	183,007
Operations	2012	--	--	--	--	--

Garrett Krushefski	2014	150,000	13,736	54,091	4,500	222,327
Senior Vice President of	2013	--	--	--	--	--
Operations	2012	--	--	--	--	--

Steven W. Peterson	2014	--	--	--	--	--
Chief Financial Officer	2013	120,329	269,995	--	188,610	578,934
through November 30, 2012	2012	175,321	36,343	70,000	5,440	287,104

(1)	This column represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid.
(2)

This column reflects the stock-based compensation expense recognized during the year for each NEO for consolidated financial statement reporting purposes with respect to the years ended March 31, 2014, 2013 and 2012. We calculated these amounts in accordance with the provisions of Accounting Standards Codification (“ASC”) Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model. Effective November 30, 2012, as part of the negotiated separation agreement with Steven W. Peterson, 14,400 unvested options were modified to a) extend the expiration date to 10 years following the original grant date, b) allow them to be exercised through their expiration date, and c) accelerate the vesting such that all options will vest by November 30, 2014. This was a modification of the terms of an equity award and, accordingly, we treated this as an exchange of the original award for a new award. We recorded incremental compensation expense of approximately $240,000 for the year ended March 31, 2013.

(3)

This column represents 401(k) matching funds. For Steven W. Peterson, it also includes a separation payment equivalent to one year of salary, recognized fully in our consolidated statement of income for the year ended March 31, 2013, but to be paid out over 12 months.

Grant of Plan-based Awards

		Estimated future payments under non-equity incentive plan awards (1)			All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)

John J. Sullivan, Ph.D.	4/1/2013	--	--	--	7,600	$51.85	$14.37
	5/1/2013	$12,900	$193,500	$258,000	--	--	--

John J. Sakys	4/1/2013	--	--	--	3,800	51.85	14.37
	5/1/2013	5,650	84,750	113,000	--	--	--

Glenn E. Adriance	4/1/2013	--	--	--	3,800	51.85	14.37
	5/1/2013	7,350	110,250	147,000	--	--	--

Bryan T. Leo	4/1/2013	--	--	--	2,500	51.85	14.37
	5/1/2013	5,160	45,000	60,000	--	--	--
Garrett Krushefski	4/1/2013	--	--	--	2,500	51.85	14.37
	5/1/2013	5,160	45,000	60,000	--	--	--

(1)

This section represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid. These awards are based on various combinations of growth in total revenue, product line gross margin and adjusted net income.

Outstanding Equity Awards at March 31, 2014

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)

John J. Sullivan Ph.D.	--	975	$25.56	4/1/2015
	6,000	--	15.44	3/20/2016
	30,000	10,000	18.98	5/11/2017
	1,100	--	21.93	4/1/2018
	2,000	--	16.60	4/1/2019
	4,575	1,525	25.56	4/1/2020
	4,400	4,400	29.20	4/6/2021
	2,000	6,000	50.50	4/2/2022
	--	7,600	51.85	4/1/2023

John V. Sakys	2,000	6,000	48.72	10/29/2022
	--	3,800	51.85	4/1/2023

Glenn E. Adriance	--	975	25.56	4/1/2015
	--	275	25.56	4/1/2020
	--	2,200	29.20	4/6/2021
	--	3,000	50.50	4/2/2022
	--	3,800	51.85	4/1/2023

Bryan T. Leo	--	1,425	50.32	4/23/2017
	--	2,325	50.32	4/23/2022
	--	2,500	51.85	4/1/2023

Garrett Krushefski	200	500	25.80	4/27/2015
	850	850	29.20	4/1/2016
	300	900	50.50	4/2/2017
	--	2,500	51.85	4/1/2023

Options Exercised During the Year Ended March 31, 2014

Name	Number of Shares Acquired upon Exercise (#)	Value Realized On Exercise (1)
(a)	(b)	(c)

John J. Sullivan, Ph.D.	32,925	$1,899,671

John V. Sakys	--	--

Glenn E. Adriance	6,525	284,523

Bryan T. Leo	1,250	50,850

Garrett Krushefski	1,300	75,438

(1)

Determined by multiplying the number of options that were exercised during the year ended March 31, 2014 by the difference between the per share closing price of our common stock on the date of exercise and the exercise price of the options, but not including any tax impact incurred in connection with such exercise.

Potential Payments upon Termination or Change-in-Control

	Salary Continuation upon Termination (1)	Salary Continuation upon Change in Control (1)	Value of Equity Awards Received or to be Received (2)
John J. Sullivan, Ph.D.	$304,000	$608,000	$1,673,385
John V. Sakys	206,000	412,000	395,100
Glenn E. Adriance	196,000	392,000	480,343

(1)	This amount is based on the NEO’s salary at March 31, 2014.
(2)

The value of accelerating these unvested stock options was calculated by multiplying the number of shares underlying the NEO’s unvested stock options that were in-the-money at March 31, 2014 by the difference between the weighted average exercise price for options in-the-money at March 31, 2014, and our closing price per share on March 31, 2014 (the last trading day of the period).

Director Compensation

	Fees Earned or Paid in Cash	Option Awards(1)	Total
Name	($)	($)	($)
(a)	(b)	(d)	(h)

Michael T. Brooks	$22,000	$14,370	$36,370

H. Stuart Campbell	22,000	14,370	36,370

Robert V. Dwyer	22,000	14,370	36,370

Evan C. Guillemin	22,000	14,370	36,370

David M. Kelly	22,000	14,370	36,370

Luke R. Schmieder	22,000	14,370	36,370

(1)

1,000 stock options were granted to each director on April 1, 2013. We calculated these amounts in accordance with the provisions of ASC Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock owned beneficially as of March 31, 2014 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each of our executive officers and directors, and by all of our executive officers and directors as a group.  This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.  As far as is known, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2014 except as set forth below.

	Amount and Nature of Beneficial		Percentage of Class-
Name of Beneficial Owner	Owner		Beneficially Owned
Luke R. Schmieder (1)	181,413	(3)	5.2
John J. Sullivan, Ph.D. (1)	104,597	(4)	3.0
Glenn E. Adriance (1)	20,425	(5)	0.6
H. Stuart Campbell (1)	78,708	(6)	2.2
Michael T. Brooks (1)	38,600	(7)	1.1
Robert V. Dwyer (1)	108,660	(8)	3.1
Evan C. Guillemin (1)	206,500	(9) (10)	5.9
David M. Kelly (1)	9,200	(11)	0.3
John V. Sakys (1)	2,950	(12)	0.1
FMR LLC (2)	310,000		8.9

All executive officers and directors as a group (8 in number)	751,053	(13)	21.0

(1)	The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)	The business address is 82 Devonshire Street, Boston, Massachusetts 02109.
(3)	Includes 8,925 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.
(4)	Includes 68,675 shares which Dr. Sullivan has the right to acquire within 60 days by exercise of stock options.
(5)	Includes 4,300 shares which Mr. Adriance has the right to acquire within 60 days by exercise of stock options.
(6)	Includes 1,500 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.
(7)	Includes 9,700 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(8)	Includes 4,650 shares which Mr. Dwyer has the right to acquire within 60 days by exercise of stock options.
(9)	Includes 6,500 shares which Mr. Guillemin has the right to acquire within 60 days of exercise by stock options
(10)	Includes 200,000 shares beneficially owned by SEG Ventures, LLC, of which Mr. Guillemin is a partner.
(11)	Includes 2,550 shares which Mr. Kelly has the right to acquire within 60 days by exercise of stock options.
(12)	Includes 2,950 shares which Mr. Sakys has the right to acquire within 60 days by exercise of stock options
(13)	Includes 109,750 shares that our executive officers and directors as a group have the right to acquire within 60 days by exercise of stock options.

For information regarding securities authorized for issuance under our equity compensation plans, please see Note 9 contained in “Item 8. Financial Statements and Supplementary Data” of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by EKS&H LLLP, our principal accountant, for the audit of our financial statements, and the fees for other services:

	Year ended March 31,
Type of Fees	2014	2013	2012
Annual audit and quarterly reviews	$185,274	$183,910	$126,112
Audit-related fees – acquisitions	15,645	117,127	-
Tax fees	--	25,625	15,500
All other fees	12,000	20,899	81,492
Total	$212,919	$347,561	$223,104

Part IV

Item 15. Exhibits and Financial Statement Schedules

a)	Financial Statements

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

3.2	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1988.

3.3	Articles of Amendment of Registrant dated October 4, 1990 - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1991.

3.4	Articles of Amendment of Registrant dated October 20, 1992 - incorporated by reference to the Exhibit to the Annual Report on Form 10-KSB for the year ended March 31, 1993.

3.5	Articles of Amendment of Registrant dated October 1, 2012 - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 2013.

23.1

Consent of EKS&H LLLP, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-186893, 333-18161, 333-48556, 333-122911, and 333-152210) and in the Registration Statement on Form S-3 (file number 333-138619) of their report dated June 4, 2014, included in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2014.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: June 4, 2014	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/Luke R. Schmieder.	Chairman of the Board of Directors	June 4, 2014
Luke R. Schmieder

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President,	June 4, 2014
John J. Sullivan, Ph.D.	Treasurer and Director

/s/John V. Sakys	Chief Financial	June 4, 2014
John V. Sakys	and Chief Accounting Officer and Secretary

/s/H. Stuart Campbell	Director	June 4, 2014
H. Stuart Campbell

/s/Michael T. Brooks	Director	June 4, 2014
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 4, 2014
Robert V. Dwyer

/s/Evan Guillemin	Director	June 4, 2014
Evan Guillemin

/s/David M. Kelly	Director	June 4, 2014
David M. Kelly