Form 10-Q
period 2014-06-30
MESA LABORATORIES INC /CO
filed 2014-08-06
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐     TRANSITION REPORT PURSUANT TOSECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

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

There were 3,505,432 shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2014.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
3.	Quantitative and Qualitative Disclosures About Market Risk	15
4.	Controls and Procedures	15

Part II
1A.	Risk Factors	16
2.	Unregistered Sales of Equity Securities and Use of Proceeds	16
6.	Exhibits	16

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2014 (Unaudited)	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$3,200	$5,575
Accounts receivable, net	10,761	9,278
Inventories, net	9,950	7,771
Prepaid expenses and other	2,302	2,064
Deferred income taxes	1,878	1,878
Total current assets	28,091	26,566

Property, plant and equipment, net	7,902	7,680
Intangibles, net	31,957	25,417
Goodwill	42,334	37,866

Total assets	$110,284	$97,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,058	$2,019
Accrued salaries and payroll taxes	2,495	3,567
Unearned revenues	1,414	1,886
Other accrued expenses	2,693	2,743
Current portion of long-term debt	3,000
Income taxes payable	745	--
Total current liabilities	12,405	10,215

Deferred income taxes	4,861	4,861
Long-term debt	25,000	16,500
Contingent consideration	1,620	1,620
Total liabilities	43,886	33,196

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,504,701 and 3,490,628 shares,respectively	16,482	15,796
Employee loans to purchase stock	--	(24)
Retained earnings	49,916	48,561
Total stockholders’ equity	66,398	64,333

Total liabilities and stockholders’ equity	$110,284	$97,529

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,
	2014	2013

Revenues	$16,400	$11,218
Cost of revenues	6,695	4,421
Gross profit	9,705	6,797

Operating expenses
Selling	2,063	1,083
General and administrative	3,836	2,086
Research and development	751	585
Total operating expenses	6,650	3,754

Operating income	3,055	3,043
Other expense, net	162	28

Earnings before income taxes	2,893	3,015

Income taxes	1,012	1,155

Net income	$1,881	$1,860

Net income per share:
Basic	$0.54	$0.55
Diluted	0.51	0.52

Weighted average common shares outstanding:
Basic	3,501	3,394
Diluted	3,656	3,553

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$1,881	$1,860
Depreciation and amortization	1,359	811
Stock-based compensation	279	149
Loss on disposition of assets	16	--
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(906)	2,099
Inventories, net	(831)	(514)
Prepaid expenses and other	(206)	(321)
Accounts payable	(35)	611
Accrued liabilities and taxes payable	(659)	(1,890)
Unearned revenues	(472)	--
Net cash provided by operating activities	426	2,805

Cash flows from investing activities:
Acquisitions	(13,817)	--
Purchases of property, plant and equipment	(393)	(415)
Net cash used in investing activities	(14,210)	(415)

Cash flows from financing activities:
Proceeds from the issuance of debt	18,000	--
Payments on debt	(6,500)	(2,500)
Dividends	(526)	(474)
Purchase and retirement of common stock	--	(15)
Proceeds from the exercise of stock options	435	182
Net cash provided by (used in) financing activities	11,409	(2,807)

Net decrease in cash and cash equivalents	(2,375)	(417)
Cash and cash equivalents at beginning of period	5,575	4,006

Cash and cash equivalents at end of period	$3,200	$3,589

Cash paid for:
Income taxes	$274	$2,435
Interest	92	19

Supplemental non-cash activity:
Repayment of employee loans for stock options	$24	$92

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across seven physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2014, has been derived from audited consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2014.

The summary of our significant accounting policies is incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2014.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board “(IASB”) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenues, as well as requiring disclosures sufficient to describe the nature, amount, timing and uncertainty of revenues and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2018. We are evaluating the impact of this standard on our condensed consolidated financial statements and disclosures.

Note 2 – Acquisitions

For the three months ended June 30, 2014, our acquisitions of businesses (net of cash acquired) totaled $13,817,000, which consisted primarily of the following material acquisition:

BGI

On April 15, 2014, we completed a business combination (the “BGI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI, Incorporated and BGI Instruments, Inc. (collectively “BGI”), a business focused on the sale of equipment primarily used for particulate air sampling. The purchase price for the acquired assets was $10,268,000, subject to a post-closing adjustment.

We expect to achieve savings and generate growth as we integrate the BGI operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is expected to be deductible for tax purposes and it was assigned to our Instruments segment.

The BGI Acquisition constituted the acquisition of a business and was recognized at fair value. Due to the recent nature of the transaction, the purchase price allocation was based upon a preliminary estimated fair value of the assets and liabilities acquired as we are in the process of finalizing our valuation of the assets acquired and liabilities assumed. We determined the preliminary estimated fair values using discounted cash flow analyses and estimates made by management. The following reflects our allocation of the consideration, subject to customary purchase price adjustments in accordance with the BGI Agreement (in thousands):

Inventories, net	$1,268
Property, plant and equipment, net	47
Intangibles, net	5,711
Goodwill	3,295
Accrued expenses	(53)
Total purchase price allocation	$10,268

The accompanying condensed consolidated statements of income include the results of the BGI Acquisition from the acquisition date of April 15, 2014. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2014 and 2013, are as follows (in thousands, except per share data):

	Three Months Ended
	June 30,
	2014	2013
Revenues	$16,718	$13,134
Net income	1,959	2,395
Net income per common share:
Basic	$0.56	$0.71
Diluted	0.54	0.67

Note 3 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2014	March 31, 2014
Raw materials	$7,839	$5,758
Work-in-process	590	272
Finished goods	1,973	2,068
Less: reserve	(452)	(327)
	$9,950	$7,771

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2014	March 31, 2014
Line of credit (1.9% at June 30, 2014)	$13,000	$16,500
Term loan (2.15% at June 30, 2014)	15,000	--
Less: current portion	(3,000)	--
Long-term portion	$25,000	$16,500

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit, maturing in February 2015. Funds from the Credit Facility were used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

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

The Term Loan bears interest at LIBOR, as defined, plus 2% and requires 11 quarterly principal payments (the first due date was July 15, 2014) in the amount of $750,000 with the remaining balance of principal and accrued interest due on April 15, 2017. The proceeds from the Term Loan were used to support acquisition financing and to repay amounts outstanding under the Line of Credit.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants at June 30, 2014.

Future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2015	$2,250
2016	3,000
2017	3,000
2018	19,750
$28,000

In July 2014, we made a $750,000 required principal payment on the Term Loan and $1,500,000 of principal payments on the Line of Credit.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2014	2013
Total cost of stock-based compensation charged against income before income taxes	$279	$149
Amount of income tax benefit recognized in earnings	98	57
Amount charged against net income	$181	$92
Impact on net income per common share:
Basic	$0.05	$0.03
Diluted	0.05	0.03

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

The following is a summary of stock option activity for the three months ended June 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2014	398,172	$38.75	4.4	$20,505
Stock options granted	141,900	89.59	7.8
Stock options forfeited	(7,279)	58.08
Stock options expired	--	--
Stock options exercised	(15,803)	35.55
Outstanding at June 30, 2014	516,990	52.39	5.2	17,046

Exercisable at June 30, 2014	221,035	30.76	3.5	11,759

The total intrinsic value of stock options exercised was $826,000 and $329,000 for the three months ended June 30, 2014 and 2013, respectively.

A summary of the status of our unvested stock option shares as of June 30, 2014 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at March 31, 2014	257,347	$11.86
Stock options granted	141,900	24.81
Stock options forfeited	(7,279)	15.72
Stock options vested	(96,013)	10.04
Unvested at June 30, 2014	295,955	18.52

As of June 30, 2014, there was $4,194,000 of total unrecognized compensation expense related to unvested stock options. As of June 30, 2014, we have 76,267 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended
	June 30,
	2014	2013
Net income available for stockholders	$1,881	$1,860
Weighted average outstanding shares of common stock	3,501	3,394
Dilutive effect of stock options	155	159
Common stock and equivalents	3,656	3,553

Net income per share:
Basic	$0.54	$0.55
Diluted	0.51	0.52

For the three months ended June 30, 2014 and 2013, 156,000 and zero outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

Under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

Under the terms of the Bios Agreement, we are required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could be required to make ranges from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. Any further changes to the contingent consideration ultimately paid would result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results associated with the Bios Acquisition and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies state by state and often requires knowledge of each jurisdiction’s tax case law. During the year ended March 31, 2013, we determined that there are states in which we most likely had established nexus during prior periods without properly collecting and remitting sales tax. We recorded an estimate of $100,000 associated with one specific state but we were unable to estimate our remaining exposure at that time. The ultimate amount due in remaining states will depend upon a number of factors, including the amount of sales that were made to customers who are either exempt or have already paid the tax, the number of years of exposure, and any penalties or interest that might be due. During the year ended March 31, 2014, we completed our analysis associated with the remaining states and we recorded an estimate of $1,408,000, which was included in other accrued expenses on the consolidated balance sheets and in general and administrative expense on the consolidated statements of income for the year ended March 31, 2014. This estimate was based upon facts and circumstances known at such time and our ultimate liability may change as further analysis is completed and state sales tax returns are filed.

Note 8 - Segment Information

We have three reporting segments: Biological Indicators, Instruments and Continuous Monitoring. The following tables set forth our segment information (in thousands):

	Three Months Ended June 30, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$6,417	$7,685	$2,298	$16,400

Gross profit	$3,784	$4,927	$994	$9,705
Selling expenses	404	992	667	2,063
	$3,380	$3,935	$327	7,642
Reconciling items (1)				(4,749)
Earnings before income taxes				$2,893

	Three Months Ended June 30, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$4,854	$6,364	--	$11,218

Gross profit	$2,561	$4,236	--	$6,797
Selling expenses	390	693	--	1,083
	$2,171	$3,543	--	5,714
Reconciling items (1)				(2,699)
Earnings before income taxes				$3,015

(1) Reconciling items include general and administrative, research and development, and other expenses.

	June 30, 2014	March 31, 2014
Total assets
Biological Indicators	$26,458	$22,771
Instruments	47,643	36,797
Continuous Monitoring	28,803	28,578
Corporate and administrative	7,380	9,383
	$110,284	$97,529

All long-lived assets are located in the United States except for $3,107,000 which are associated with our subsidiary which is located in Chassieu, France.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Net revenues from unaffiliated customers:
United States	$8,491	$6,030
Foreign	7,909	5,188
	$16,400	$11,218

No foreign country exceeds 10% of total revenues.

Note 9 - Subsequent Event

In July 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on September 15, 2014, to shareholders of record at the close of business on August 29, 2014.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "expect," "intend," “anticipate,” "estimate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2014, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across seven physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

Our revenues come from two main sources – products sales and services. Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicator products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions. Instrument products and continuous monitoring systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and continuous monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products and systems competitively and, where possible, we try to pass along cost increases in order to maintain our margins.

Gross profit is affected by our product mix, manufacturing efficiencies and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross margins for some of the products have improved. There are, however, differences in gross margins between different product lines, and ultimately the mix of sales will continue to impact our overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions. Accordingly, it may vary with sales levels. Labor costs and amortization of intangible assets drive the substantial majority of general and administrative expense. Research and development expense is predominantly comprised of labor costs and third party consultants.

In April 2014, we completed the BGI acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI’s business which is focused on the sale of equipment primarily used for particulate air sampling.

In April 2014, we completed a business combination (the “Amilabo Acquisition”) whereby we acquired all of the common stock of Amilabo SAS (“Amilabo”), a distributor of our biological indicator products.

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

The markets for our biological indicators remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes. General economic conditions over the past few years have, at times, hampered the organic growth of our instruments business, due to the discretionary nature of these products. Additionally, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. Demand for our instruments products and our newly acquired continuous monitoring systems, however, is still strong and we strive to maintain or grow revenues going forward.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three months ended June 30,			Percent
	2014	2013	Change	Change
Revenues	$16,400	$11,218	$5,182	46%
Cost of revenues	6,695	4,421	2,274	51%
Gross profit	$9,705	$6,797	$2,908	43%
Gross profit margin	59%	61%	(2)%

Operating expenses
Selling	$2,063	$1,083	$980	90%
General and administrative	3,836	2,086	1,750	84%
Research and development	751	585	166	28%
	$6,650	$3,754	$2,896	77%

Operating income	$3,055	$3,043	$12	--%
Net income	1,881	1,860	21	1%
Net profit margin	11%	17%	(6)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three months ended June 30,			Percent
	2014	2013	Change	Change
Biological Indicators	$6,417	$4,854	$1,563	32%
Instruments	7,685	6,364	1,321	21%
Continuous Monitoring	2,298	--	2,298	100%
Total	$16,400	$11,218	$5,182	46%

Three months ended June 30, 2014 versus June 30, 2013

Biological Indicators revenues increased as a result of the Amilabo acquisition and continued strong organic growth which was achieved through existing customers, expansion into new markets and price increases. The prior year was negatively impacted due to the replacement of three product batches that had longer than expected incubation times.

Instruments revenues increased as a result of the BGI acquisition, the timing of the prior year acquisition of the SureTorque product line, as well as six percent organic growth in our existing product lines.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three months ended June 30,			Percent
	2014	2013	Change	Change
Biological Indicators	$3,784	$2,561	$1,223	48%
Gross profit margin	59%	53%	6%

Instruments	4,927	4,236	691	16%
Gross profit margin	64%	67%	(3)%

Continuous Monitoring	994	--	994	100%
Gross profit margin	43%	--%	43%

Total gross profit	$9,705	$6,797	$2,908	43%
Gross profit margin	59%	61%	(2)%

Three months ended June 30, 2014 versus June 30, 2013

Biological Indicators gross profit margin percentage increased as a result of the Amilabo Acquisition, price increases and volume-based efficiencies associated with revenues growth. The prior year was impacted by the cost of replacement product (as discussed above in Revenues), and having lower revenues available to cover fixed costs.

Instruments gross profit margin decreased as a result of integration activities associated with the BGI acquisition and a change in our product/service mix. In addition, the majority of our product-related growth during the period was in product lines which historically have been on the lower end of our gross margin percentage spectrum.

Continuous Monitoring gross profit margin percentage continues to be negatively impacted by integration activities that commenced soon after the acquisitions were completed. These integration activities, which are ongoing, are expected to be substantially completed by the start of the second half of our year ending March 31, 2015, at which time we expect that gross profit margin percentage for this segment to be improved.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 increased as compared to the prior year as follows (in thousands):

Increase (Decrease)
Three months ended June 30, 2014
Selling	$980

General and administrative
Amortization	511
Personnel costs	881
Other, net	358
1,750

Research and development	166

Operating expenses	$2,896

Selling

Three months ended June 30, 2014 versus June 30, 2013

Selling expenses increased as compared to the prior year primarily due to the BGI, Amilabo, Amega and TempSys acquisitions, along with negligible increases from other product lines. As a percentage of revenues, selling expense increased to 12.6% as compared to 9.7% in the prior period. The increase was due primarily to additional sales personnel associated with the same acquisitions along with a revenues run rate associated with Continuous Monitoring that was negatively impacted as a result of integration activities.

General and administrative

Three months ended June 30, 2014 versus June 30, 2013

General and administrative expenses increased as compared to the prior year primarily due to increased amortization, personnel and acquisition (included in other, net) expenses resulting from the BGI, Amilabo, Amega and TempSys acquisitions.

Research and Development

Three months ended June 30, 2014 versus June 30, 2013

Research and development expenses increased as compared to the prior year as a result of the Amega and TempSys acquisitions and standard increases in personnel costs, partially offset by timing of external research and development consulting projects.

Net Income

Other expense, net increased primarily as a result of additional interest expense associated with our Credit Facility. Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate our current rate of 35%. Otherwise, net income varied with the changes in revenue, gross profit and operating expenses (which includes $1,124,000 of non-cash amortization of intangible assets).

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions. In addition, over the next 9-12 months, we expect to implement a new ERP system which may require a significant use of cash.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $15,686,000 and $16,351,000, respectively, at June 30, 2014 and March 31, 2014. The decrease in working capital is primarily due to $3,000,000 of required principal payments under the Term Loan being classified as current liabilities.

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

In April 2014, the Credit Facility was amended to include a $15,000,000 term loan and to extend the maturity date of the Credit Facility to June 30, 2017. The Term Loan bears interest at LIBOR, as defined, plus 2% and requires 11 quarterly principal payments (the first due date was July 15, 2014) in the amount of $750,000 with the remaining balance of principal and accrued interest due on April 15, 2017. The proceeds from the Term Loan were used to support acquisition financing and to repay amounts outstanding under the Line of Credit.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants as of June 30, 2014.

As of July 31, 2014, we had $25,750,000 in outstanding indebtedness and unused capacity under our Credit Facility of $8,500,000.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,306 shares of common stock under this program from inception through June 30, 2014.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year ending March 31,
	2015	2014
First quarter	$0.15	$0.14
Second quarter	-	0.14
Third quarter	-	0.15
Fourth quarter	-	0.15

In July 2014, our Board of Directors declared a quarterly cash dividend of $0.15 per share of common stock, payable on September 15, 2014, to shareholders of record at the close of business on August 29, 2014.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Three months ended June 30,
	2014	2013
Net cash provided by operating activities	$426	$2,805
Net cash used in investing activities	(14,210)	(415)
Net cash provided by (used in) financing activities	11,409	(2,807)

Net cash provided by operating activities for the three months ended June 30, 2014 decreased primarily due to increases in accounts receivable, partially offset by decreases in payments of accrued liabilities. The increase in accounts receivable is driven primarily by the nature of our Continuous Monitoring customers who in general take longer to pay their accounts payable and the timing of the BGI Acquisition.

Net cash used in investing activities for the three months ended June 30, 2014 resulted primarily from the $10,268,000 BGI Acquisition and the purchase of $393,000 of property, plant and equipment. Net cash used in investing activities for the three months ended June 30, 2013 resulted from the purchase of $415,000 of property, plant and equipment.

Net cash provided by financing activities for the three months ended June 30, 2014 resulted from borrowings under our Credit Facility of $18,000,000 and proceeds from the exercise of stock options of $435,000, partially offset by the repayment of debt of $6,500,000 and the payment of dividends of $526,000. Net cash used in financing activities for the three months ended June 30, 2013 resulted from the repayment of debt of $2,500,000 and the payment of dividends of $474,000, partially offset by the proceeds from the exercise of stock options of $182,000.

At June 30, 2014, we had contractual obligations for open purchase orders of approximately $1,500,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

Under the terms of the Bios Agreement, we are required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could be required to make ranges from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. Any further changes to the contingent consideration ultimately paid would result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results associated with the Bios Acquisition and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the first quarter of our year ending March 31, 2016.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2014 in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at June 30, 2014.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2014. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2014. As allowed, this evaluation excludes the operations of acquired entities during the three months ended June 30, 2014 due to the timing of the acquisitions. Revenues related to these acquisitions were 7.8% of total revenues for the three months ended June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2014, under the heading “Part I – Item 1A. Risk Factors.”  There have been no material changes to those risk factors.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 2014	--	$--	162,306	137,694
May 2014	180	82.95	162,486	137,514
June 2014	--	--	162,486	137.514
Total	180	82.95

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: August 6, 2014	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: August 6, 2014	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer