Form 10-Q
period 2014-09-30
MESA LABORATORIES INC /CO
filed 2014-11-06
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

There were 3,530,938 shares of the Issuer’s common stock, no par value, outstanding as of October 28, 2014.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Condensed Consolidated Financial Statements	4
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
3.	Quantitative and Qualitative Disclosures About Market Risk	18
4.	Controls and Procedures	18

Part II
1A.	Risk Factors	18
2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
6.	Exhibits	19

	Signatures

Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	September 30, 2014 (Unaudited)	March 31, 2014
Current assets:
Cash and cash equivalents	$3,657	$5,575
Accounts receivable, net	11,807	9,278
Inventories, net	10,634	7,771
Prepaid expenses and other	2,778	2,064
Deferred income taxes	1,878	1,878
Total current assets	30,754	26,566

Property, plant and equipment, net	8,178	7,680
Intangibles, net	30,834	25,417
Goodwill	42,334	37,866

Total assets	$112,100	$97,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,725	$2,019
Accrued salaries and payroll taxes	2,890	3,567
Unearned revenues	1,260	1,886
Other accrued expenses	2,347	2,743
Current portion of long-term debt	3,000	--
Income taxes payable	1,048	--
Total current liabilities	13,270	10,215

Deferred income taxes	4,861	4,861
Long-term debt	22,750	16,500
Contingent consideration	1,620	1,620
Total liabilities	42,501	33,196

Commitments and Contingencies (Note 7)

Stockholders’ equity
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,524,290 and 3,490,628 shares, respectively	17,149	15,796
Employee loans to purchase stock	--	(24)
Retained earnings	52,450	48,561
Total stockholders’ equity	69,599	64,333

Total liabilities and stockholders’ equity	$112,100	$97,529

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Revenues	$18,540	$12,676	$34,940	$23,894
Cost of revenues	7,417	5,076	14,112	9,497
Gross profit	11,123	7,600	20,828	14,397

Operating expenses
Selling	1,342	1,419	3,405	2,502
General and administrative	4,005	3,136	7,841	5,222
Research and development	876	530	1,627	1,115
Total operating expenses	6,223	5,085	12,873	8,839

Operating income	4,900	2,515	7,955	5,558
Other (expense) income, net	(157)	423	(319)	395

Earnings before income taxes	4,743	2,938	7,636	5,953

Income taxes	1,683	1,006	2,695	2,161

Net income	$3,060	$1,932	$4,941	$3,792

Net income per share:
Basic	$0.87	$0.57	$1.41	$1.11
Diluted	0.84	0.54	1.35	1.06

Weighted average common shares outstanding:
Basic	3,508	3,412	3,504	3,403
Diluted	3,640	3,592	3,648	3,568

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,941	$3,792
Depreciation and amortization	2,721	1,639
Stock-based compensation	516	357
Loss (gain) on disposition of assets	16	(468)
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(1,952)	1,383
Inventories, net	(1,515)	(475)
Prepaid expenses and other	(682)	(598)
Accounts payable	632	334
Accrued liabilities and taxes payable	(307)	(385)
Unearned revenues	(626)	--
Net cash provided by operating activities	3,744	5,579

Cash flows from investing activities:
Acquisitions	(13,817)	(1,721)
Proceeds from dispositions	--	661
Purchases of property, plant and equipment	(908)	(771)
Net cash used in investing activities	(14,725)	(1,831)

Cash flows from financing activities:
Proceeds from the issuance of debt	18,000	--
Payments on debt	(8,750)	(4,000)
Dividends	(1,052)	(952)
Purchase and retirement of common stock	--	(15)
Proceeds from the exercise of stock options	865	637
Net cash provided by (used in) financing activities	9,063	(4,330)

Net decrease in cash and cash equivalents	(1,918)	(582)
Cash and cash equivalents at beginning of period	5,575	4,006

Cash and cash equivalents at end of period	$3,657	$3,424

Cash paid for:
Income taxes	$1,492	$3,190
Interest	210	--

Supplemental non-cash activity:
Repayment of employee loans for stock options	$24	$92

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across six physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments

Basis of Presentation

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

Note 2 – Acquisitions and Dispositions

Acquisitions

For the six months ended September 30, 2014, our acquisitions of businesses (net of cash acquired) totaled $13,817,000, which consisted primarily of the following material acquisition:

BGI

On April 15, 2014, we completed a business combination (the “BGI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI, Incorporated and BGI Instruments, Inc. (collectively “BGI”), a business focused on the sale of equipment primarily used for particulate air sampling. The purchase price for the acquired assets was $10,268,000.

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

The accompanying condensed consolidated statements of income include the results of the BGI Acquisition from the acquisition date of April 15, 2014. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2014 and 2013, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues	$18,540	$14,592	$35,258	$27,726
Net income	3,060	2,467	5,019	4,863
Net Income per common share:
Basic	$0.87	$0.72	$1.43	$1.43
Diluted	0.84	0.69	1.38	1.36

Dispositions

On August 12, 2013, we entered into an agreement whereby we sold our NuSonics product line for $661,000. The carrying value of this product line was $193,000 which resulted in a pre-tax gain of $468,000.

Note 3 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2014	March 31, 2014
Raw materials	$8,463	$5,758
Work-in-process	843	272
Finished goods	1,828	2,068
Less: reserve	(500)	(327)
	$10,634	$7,771

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2014	March 31, 2014
Line of credit (1.65% at September 30, 2014)	$11,500	$16,500
Term loan (2.15% at September 30, 2014)	14,250	--
Less: current portion	(3,000)	--
Long-term portion	$22,750	$16,500

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit, maturing in February 2015. Funds from the Credit Facility were used for general working capital and corporate needs, retiring existing debt, and supporting acquisitions.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants at September 30, 2014.

Future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2015	$1,500
2016	3,000
2017	3,000
2018	18,250
$25,750

In October 2014, we took a $5,000,000 draw on the Line of Credit to fund a business acquisition (see Note 9) and made a $750,000 required principal payment on the Term Loan and $1,500,000 of principal payments on the Line of Credit.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Total cost of stock-based compensation charged against income before income taxes	$237	$208	$516	$357
Amount of income tax benefit recognized in earnings	84	71	182	130
Amount charged against net income	$153	$137	334	227
Impact on net income per common share:
Basic	$0.04	$0.04	$0.10	$0.07
Diluted	0.04	0.04	$0.09	0.06

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

The following is a summary of stock option activity for the six months ended September 30, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2014	398,172	$38.75	4.4	$20,505
Stock options granted	145,400	89.11	7.5
Stock options forfeited	(25,916)	64.09
Stock options expired	--	--
Stock options exercised	(36,198)	29.25
Outstanding at September 30, 2014	481,458	53.23	5.0	6,595

Exercisable at September 30, 2014	200,640	31.41	3.3	5,291

The total intrinsic value of stock options exercised was $1,516,000 and $1,710,000 for the six months ended September 30, 2014 and 2013, respectively.

A summary of the status of our unvested stock option shares as of September 30, 2014 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at March 31, 2014	257,347	$11.86
Stock options granted	145,400	24.23
Stock options forfeited	(25,916)	17.15
Stock options vested	(96,013)	10.04
Unvested at September 30, 2014	280,818	18.32

As of September 30, 2014, there was $3,772,000 of total unrecognized compensation expense related to unvested stock options.

On August 8, 2014 we adopted The Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Plan”), which was subsequently approved by our shareholders on October 2, 2014 at our 2014 Annual Meeting of Shareholders. The purpose of the 2014 Plan is to promote the success and enhance the value of the Company by linking the personal interests of our employees, officers and directors to those of our shareholders by providing such persons with an incentive for outstanding performance. A total of 1,100,000 shares of common stock were reserved for issuance under the 2014 Plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. As a result of the approval of the 2014 Plan by our shareholders, no further awards will be made under the 2006 Plan and it will remain in effect only as long as awards previously made thereunder remain outstanding.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income available for stockholders	$3,060	$1,932	$4,941	$3,792
Weighted average outstanding shares of common stock	3,508	3,412	3,504	3,403
Dilutive effect of stock options	132	180	144	165
Common stock and equivalents	3,640	3,592	3,648	3,568

Net income per share:
Basic	$0.87	$0.57	$1.41	$1.11
Diluted	0.84	0.54	1.35	1.06

For both the three and six months ended September 30, 2014 and 2013, 156,000 and zero outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

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

A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies state by state and often requires knowledge of each jurisdiction’s tax case law. During the year ended March 31, 2013, we determined that there are states in which we most likely had established nexus during prior periods without properly collecting and remitting sales tax. We recorded an estimate of $100,000 associated with one specific state but we were unable to estimate our remaining exposure at that time. The ultimate amount due in remaining states will depend upon a number of factors, including the amount of sales that were made to customers who are either exempt or have already paid the tax, the number of years of exposure, and any penalties or interest that might be due. During the year ended March 31, 2014, we completed our analysis associated with the remaining states and we recorded an estimate of $1,408,000, which was included in other accrued expenses on the consolidated balance sheets and in general and administrative expense on the consolidated statements of income for the year ended March 31, 2014. That estimate was based upon facts and circumstances known at such time and our ultimate liability may change as further analysis is completed and state sales tax returns are filed.

During the six months ended September 30, 2014 we successfully completed and filed several state sales tax returns which concluded our obligation for historical sales taxes in those states. We continue to work through the process with the remaining states and we will adjust our liability on a go forward basis (if necessary) based on then current information.

Note 8 - Segment Information

We have three reporting segments: Biological Indicators, Instruments and Continuous Monitoring. The following tables set forth our segment information (in thousands):

	Three Months Ended September 30, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$6,441	$9,065	$3,034	$18,540

Gross profit	$4,051	$5,455	$1,617	$11,123
Selling expenses	368	829	145	1,342
	$3,683	$4,626	$1,472	9,781
Reconciling items (1)				(5,038)
Earnings before income taxes				$4,743

	Three Months Ended September 30, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$6,010	$6,666	$--	$12,676

Gross profit	$3,482	$4,118	$--	$7,600
Selling expenses	556	863	--	1,419
	$2,926	$3,255	$--	6,181
Reconciling items (1)				(3,243)
Earnings before income taxes				$2,938

	Six Months Ended September 30, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$12,858	$16,750	$5,332	$34,940

Gross profit	$7,835	$10,382	$2,611	$20,828
Selling expenses	772	1,821	812	3,405
	$7,063	$8,561	$1,799	17,423
Reconciling items (1)				(9,787)
Earnings before income taxes				$7,636

	Six Months Ended September 30, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$10,864	$13,030	$--	$23,894

Gross profit	$6,043	$8,354	$--	$14,397
Selling expenses	946	1,556	--	2,502
	$5,097	$6,798	$--	11,895
Reconciling items (1)				(5,942)
Earnings before income taxes				$5,953

(1) Reconciling items include general and administrative, research and development, and other expenses.

	September 30, 2014	March 31, 2014
Total assets
Biological Indicators	$26,582	$22,771
Instruments	46,023	36,797
Continuous Monitoring	31,182	28,578
Corporate and administrative	8,313	9,383
	$112,100	$97,529

All long-lived assets are located in the United States except for $3,161,000 which are associated with our subsidiary which is located in Chassieu, France.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net revenues from unaffiliated customers:
United States	$9,698	$7,794	$18,189	$13,824
Foreign	8,842	4,882	16,751	10,070
	$18,540	$12,676	$34,940	$23,894

No foreign country exceeds 10% of total revenues.

Note 9 - Subsequent Event

In October 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2014, to shareholders of record at the close of business on November 28, 2014.

In October 2014, we completed a business combination (the “PCD Acquisition”) with PCD-Process Challenge Devices, LLC (“PCD-LLC”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of PCD-LLC’s process challenge device business. The purchase price for the acquired assets was $5,250,000, consisting of a cash payment of $5,000,000 at closing with the remaining $250,000 due at the one year anniversary of the closing date, subject to a possible post-closing adjustment based on potential indemnification losses of the Company. In addition, the acquisition agreement provides for contingent consideration of up to $1,500,000 based upon the cumulative three year revenues of our process challenge device business subsequent to the acquisition.

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

General Discussion

We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across six physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

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

In October 2014, we completed the PCD Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of PCD-LLC’s business which is focused on the sale of process challenge devices (“PCD’s) which are used for quality control purposes in the field of ethylene oxide sterilization of medical devices.

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

We are working on several research and development projects that, if completed, may result in new products for both existing customers and in new markets. We are hopeful that all of our divisions will have new products available for sale in the coming year.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2014	2013	Change	Change
Revenues	$18,540	$12,676	$5,864	46%
Cost of revenues	7,417	5,076	2,341	46%
Gross profit	$11,123	$7,600	$3,523	46%
Gross profit margin	60%	60%	--%

Operating expenses
Selling	$1,342	$1,419	$(77)	(5)%
General and administrative	4,005	3,136	869	28%
Research and development	876	530	346	65%
	$6,223	$5,085	$1,138	22%

Operating income	$4,900	$2,515	$2,385	95%
Net income	3,060	1,932	1,128	58%
Net profit margin	17%	15%	2%

	Six Months Ended September 30,			Percent
	2014	2013	Change	Change
Revenues	$34,940	$23,894	$11,046	46%
Cost of revenues	14,112	9,497	4,615	49%
Gross profit	$20,828	$14,397	$6,431	45%
Gross profit margin	60%	60%	--%

Operating expenses
Selling	$3,405	$2,502	$903	36%
General and administrative	7,841	5,222	2,619	50%
Research and development	1,627	1,115	512	46%
	12,873	$8,839	$4,034	46%

Operating income	$7,955	$5,558	$2,397	43%
Net income	4,941	3,792	1,119	30%
Net profit margin	14%	16%	(2)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2014	2013	Change	Change
Biological Indicators	$6,441	$6,010	$431	7%
Instruments	9,065	6,666	2,399	36%
Continuous Monitoring	3,034	--	3,034	100%
Total	$18,540	$12,676	$5,864	46%

	Six Months Ended September 30,			Percent
	2014	2013	Change	Change
Biological Indicators	$12,858	$10,864	$1,994	18%
Instruments	16,750	13,030	3,720	29%
Continuous Monitoring	5,332	--	5,332	100%
Total	$34,940	$23,894	$11,046	46%

Three and six months ended September 30, 2014 versus September 30, 2013

Biological Indicators revenues for the three and six months ended September 30, 2014 increased as a result of the Amilabo Acquisition and organic growth of 7% and 10%, respectively which was achieved through existing customers, expansion into new markets and price increases. The three month period ended September 30, 2013 was positively impacted due to the fulfillment of backlog from the previous quarter end which resulted from the requirement to replace three product batches that had longer than expected incubation times.

Instruments revenues for the three months ended September 30, 2014 increased as a result of the BGI Acquisition and organic growth of 10% in our existing product lines, partially offset by the disposal of the Nusonics product line. Instruments revenues for the six months ended September 30, 2014 increased as a result of the BGI Acquisition, organic growth of 8% in our existing product lines and the timing of the prior year acquisition of the Sure Torque product line, partially offset by the disposal of the Nusonics product.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2014	2013	Change	Change
Biological Indicators	$4,051	$3,482	$569	16%
Gross profit margin	63%	58%	5%

Instruments	5,455	4,118	1,337	32%
Gross profit margin	60%	62%	(2)%

Continuous Monitoring	1,617	--	1,617	100%
Gross profit margin	53%	--%	53%

Total gross profit	$11,123	$7,600	$3,523	46%
Gross profit margin	60%	60%	--%

	Six Months Ended September 30,			Percent
	2014	2013	Change	Change
Biological Indicators	$7,835	$6,043	$1,792	30%
Gross profit margin	61%	56%	5%

Instruments	10,382	8,354	2,028	24%
Gross profit margin	62%	64%	(2)%

Continuous Monitoring	2,611	--	2,611	100%
Gross profit margin	49%	--%	49%

Total gross profit	$20,828	$14,397	$6,431	45%
Gross profit margin	60%	60%	--%

Three and six months ended September 30, 2014 versus September 30, 2013

Biological Indicators gross profit margin percentage for the three and six months ended September 30, 2014 increased as a result of the Amilabo Acquisition, price increases and volume-based efficiencies associated with revenues growth. The six months ended September 30, 2013 was negatively impacted by the cost of replacement product (as discussed above in Revenues).

Instruments gross profit margin percentage for the three and six months ended September 30, 2014 decreased as a result of integration activities associated with the BGI Acquisition and a change in our product/service mix, partially offset by the application of purchase accounting associated with the Suretorque Acquisition in the prior year. In addition, the majority of our product-related growth during both periods was in product lines which historically have been on the lower end of our gross margin percentage spectrum.

Continuous Monitoring gross profit margin percentage for the three and six months ended September 30, 2014 was negatively impacted by integration activities that commenced soon after the acquisitions were completed. These integration activities were decreased during the three months ended September 30, 2014 and are now substantially complete. As a result, we believe that the Continuous Monitoring gross profit margin percentages on a go forward basis will be impacted more by total revenues available to cover fixed costs and product mix as opposed to ongoing integration activities.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2014 increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended September 30, 2014	Six Months Ended September 30, 2014
Selling	$(77)	$903

General and administrative
ERP system upgrade and SOX compliance	55	100
Acquisition costs	160	389
Amortization	508	1,019
Personnel costs	1,188	1,983
Sales tax accrual	(1,106)	(1,106)
Other, net	64	234
	869	2,619

Research and development	346	512

Operating expenses	$1,138	$4,034

Selling

Three and six months ended September 30, 2014 versus September 30, 2013

Selling expenses for the three months ended September 30, 2014 was relatively flat with minor fluctuations due to timing of certain expenses.

Selling expenses for the six months ended September 30, 2014 increased primarily due to the BGI, Amilabo, Amega and TempSys Acquisitions, along with negligible increases from other product lines. As a percentage of revenues, selling expense decreased to 9.7% as compared to 10.5% in the prior period. The decrease was due primarily to streamlining sales processes associated with acquisitions along with increased revenues associated with Continuous Monitoring resulting from our integration activities.

General and administrative

Three and six months ended September 30, 2014 versus September 30, 2013

General and administrative expenses for the three and six months ended September 30, 2014 increased primarily due to increased amortization, personnel and acquisition costs resulting from the BGI, Amilabo, Amega, and TempSys acquisitions, partially offset by the recording of a $1,106,000 accrual in the prior year associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods.

Research and Development

Three and six months ended September 30, 2014 versus September 30, 2013

Research and development expenses for the three and six months ended September 30, 2014 increased as a result of the Amega, TempSys and BGI Acquisitions and standard increases in personnel costs, partially offset by timing of external research and development consulting projects.

Net Income

Other (expense) income, net increased primarily as a result of additional interest expense associated with our Credit Facility as well as the gain on disposal of our Nusonics line of business in the prior period. Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate our current rate of 35.3%. Otherwise, net income varied with the changes in revenue, gross profit and operating expenses (which includes $2,247,000 of non-cash amortization of intangible assets).

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions. In addition, over the next 6-9 months, we are implementing a new ERP system which may require a significant use of cash.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $17,484,000 and $16,351,000, respectively, at September 30, 2014 and March 31, 2014. The increase in working capital is primarily due to increases in both accounts receivable and inventories related to organic growth and the acquisitions of BGI and Amilabo, partially offset by $3,000,000 of required principal payments under the Term Loan being classified as current liabilities.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants as of September 30, 2014.

As of October 31, 2014, we had $28,500,000 in outstanding indebtedness and unused capacity under our Credit Facility of $5,000,000.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,306 shares of common stock under this program from inception through September 30, 2014.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2015	2014
First quarter	$0.15	$0.14
Second quarter	0.15	0.14
Third quarter	-	0.15
Fourth quarter	-	0.15

In October 2014, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2014, to shareholders of record at the close of business on November 28, 2014.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$3,744	$5,579
Net cash used in investing activities	(14,725)	(1,831)
Net cash provided by (used in) financing activities	9,063	(4,330)

Net cash provided by operating activities for the six months ended September 30, 2014 decreased primarily due to increases in accounts receivable and inventories resulting from the BGI, Amilabo, Amega and TempSys acquisitions, partially offset by decreases in payments of accounts payable and increases in net income.

Net cash used in investing activities for the six months ended September 30, 2014 resulted primarily from the $10,268,000 BGI Acquisition and the purchase of $908,000 of property, plant and equipment. Net cash used in investing activities for the six months ended September 30, 2013 resulted from the $1,721,000 Suretorque Acquisition and the purchase of $771,000 of property, plant and equipment, partially offset by the proceeds from the disposal of the NuSonics product line of $661,000.

Net cash provided by financing activities for the six months ended September 30, 2014 resulted from borrowings under our Credit Facility of $18,000,000 and proceeds from the exercise of stock options of $865,000, partially offset by the repayment of debt of $8,750,000 and the payment of dividends of $1,052,000. Net cash used in financing activities for the six months ended September 30, 2013 resulted from the repayment of debt of $4,000,000 and the payment of dividends of $952,000, partially offset by the proceeds from the exercise of stock options of $637,000.

At September 30, 2014, we had contractual obligations for open purchase orders of approximately $7,700,000 for routine purchases of supplies and inventory, which are payable in less than one year.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2014. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2014. As allowed, this evaluation excludes the operations of acquired entities during the six months ended September 30, 2014 due to the timing of the acquisitions. Revenues related to these acquisitions were 10% of total revenues for the six months ended September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 2014	--	$--	162,486	137,514
August 2014	--	--	162,486	137,514
September 2014	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 6, 2014	By:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: November 6, 2014	By:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer