Form 10-Q
period 2014-12-31
MESA LABORATORIES INC /CO
filed 2015-02-02
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

There were 3,535,456 shares of the Issuer’s common stock, no par value, outstanding as of January 27, 2015.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
3.	Quantitative and Qualitative Disclosures About Market Risk	21
4.	Controls and Procedures	21

Part II
1	Legal Proceedings	22
1A.	Risk Factors	22
2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
6.	Exhibits	22

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	December 31, 2014 (Unaudited)	March 31, 2014
Current assets:
Cash and cash equivalents	$1,427	$5,575
Accounts receivable, net	11,849	9,278
Inventories, net	12,596	7,771
Prepaid expenses and other	1,558	2,064
Deferred income taxes	1,878	1,878
Total current assets	29,308	26,566

Property, plant and equipment, net	9,241	7,680
Intangibles, net	33,532	25,417
Goodwill	44,097	37,866

Total assets	$116,178	$97,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,840	$2,019
Accrued salaries and payroll taxes	3,968	3,567
Unearned revenues	1,421	1,886
Other accrued expenses	1,450	2,743
Current portion of long-term debt	3,000	--
Total current liabilities	12,679	10,215

Deferred income taxes	4,861	4,861
Long-term debt	25,000	16,500
Contingent consideration	1,920	1,620
Total liabilities	44,460	33,196

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,535,349 and 3,490,628 shares, respectively	17,681	15,796
Employee loans to purchase stock	--	(24)
Retained earnings	54,287	48,561
Accumulated other comprehensive loss	(250)	--
Total stockholders’ equity	71,718	64,333

Total liabilities and stockholders’ equity	$116,178	$97,529

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Revenues	$17,830	$13,116	$52,770	$37,010
Cost of revenues	6,778	5,410	20,890	14,907
Gross profit	11,052	7,706	31,880	22,103

Operating expenses
Selling	1,772	1,595	5,177	4,097
General and administrative	4,740	2,781	12,581	8,003
Research and development	832	524	2,459	1,639
Total operating expenses	7,344	4,900	20,217	13,739

Operating income	3,708	2,806	11,663	8,364
Other income (expense), net	5	(79)	(314)	316

Earnings before income taxes	3,713	2,727	11,349	8,680

Income taxes	1,310	981	4,005	3,142

Net income	$2,403	$1,746	$7,344	$5,538

Net income per share:
Basic	$0.68	$0.51	$2.09	$1.62
Diluted	0.66	0.48	2.01	1.54

Weighted average common shares outstanding:
Basic	3,532	3,434	3,513	3,414
Diluted	3,654	3,637	3,649	3,591

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net Income	$2,403	$1,746	$7,344	$5,538

Other comprehensive loss, net of tax:
Foreign currency translation	(250)	--	(250)	--

Total comprehensive income	$2,153	$1,746	$7,094	$5,538

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$7,344	$5,538
Depreciation and amortization	4,162	2,682
Stock-based compensation	776	629
Loss (gain) on disposition of assets	16	(420)
Foreign currency adjustments	(169)	--
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	(1,994)	1,202
Inventories, net	(3,340)	(684)
Prepaid expenses and other	538	(425)
Accounts payable	747	105
Accrued liabilities and taxes payable	(1,439)	714
Unearned revenues	(465)	133
Net cash provided by operating activities	6,176	9,474

Cash flows from investing activities:
Acquisitions	(19,050)	(22,758)
Proceeds from dispositions	--	661
Purchases of property, plant and equipment	(2,212)	(808)
Net cash used in investing activities	(21,262)	(22,905)

Cash flows from financing activities:
Proceeds from the issuance of debt	23,000	18,000
Payments on debt	(11,500)	(6,000)
Dividends	(1,618)	(1,467)
Purchase and retirement of common stock	--	(15)
Proceeds from the exercise of stock options	1,137	1,067
Net cash provided by financing activities	11,019	11,585

Effect of exchange rate changes on cash and cash equivalents	(81)	--

Net decrease in cash and cash equivalents	(4,148)	(1,846)
Cash and cash equivalents at beginning of period	5,575	4,006

Cash and cash equivalents at end of period	$1,427	$2,160

Cash paid for:
Income taxes	$2,789	$3,248
Interest	354	52

Supplemental non-cash activity:
Repayment of employee loans for stock options	$24	$92
Contingent consideration as part of an acquisition	300	500

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenues, as well as requiring disclosures sufficient to describe the nature, amount, timing and uncertainty of revenues and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2018. We are evaluating the impact of this standard on our condensed consolidated financial statements and disclosures.

Note 2 – Acquisitions and Dispositions

Acquisitions

For the nine months ended December 31, 2014, our acquisitions of businesses (net of cash acquired) totaled $19,050,000, which consisted primarily of the following material acquisitions:

PCD

On October 15, 2014, we completed a business combination (the “PCD Acquisition”) with PCD-Process Challenge Devices, LLC (“PCD”) whereby we acquired substantially all the assets (other than cash and accounts receivable) and certain liabilities of PCD’s process challenge device business. The asset acquisition agreement (the “PCD Agreement”) includes provisions for both contingent consideration based upon the cumulative three year revenues of our process challenge device business subsequent to the acquisition and for a holdback payment (subject to a post-closing adjustment), payable at the one year anniversary of the closing date.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in three annual installments beginning in the third quarter of our year ending March 31, 2016.

We expect to achieve savings and generate growth as we integrate the PCD operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is expected to be deductible for tax purposes and it was assigned to our Biological Indicators segment.

The PCD Acquisition constituted the acquisition of a business and was recognized at fair value. Due to the recent nature of the transaction, the purchase price allocation was based upon a preliminary estimated fair value of the assets and liabilities acquired as we are in the process of finalizing our valuation of the assets acquired and liabilities assumed. We determined the preliminary estimated fair values using discounted cash flow analyses and estimates made by management. The following reflects our preliminary allocation of the consideration, subject to customary purchase price adjustments in accordance with the PCD Agreement (in thousands):

Cash consideration	$5,000
Holdback payment liability	250
Contingent consideration liability	300
Aggregate consideration	$5,550

Inventories, net	$137
Property, plant and equipment, net	7
Intangibles, net	3,678
Goodwill	1,743
Accrued expenses	(15)
Total purchase price allocation	$5,550

The accompanying condensed consolidated statements of income include the results of the PCD Acquisition from the acquisition date of October 15, 2014. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2014 and 2013, are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$18,056	$13,915	$54,494	$39,424
Net income	2,415	1,853	7,433	5,862
Net Income per common share:
Basic	$0.68	$0.54	$2.12	$1.72
Diluted	0.66	0.51	2.04	1.63

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

The accompanying condensed consolidated statements of income include the results of the BGI Acquisition from the acquisition date of April 15, 2014. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2014 and 2013, are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$17,830	$15,032	$53,088	$42,758
Net income	2,403	2,281	7,422	7,144
Net Income per common share:
Basic	$0.68	$0.66	$2.11	$2.09
Diluted	0.66	0.63	2.03	1.99

Dispositions

On August 12, 2013, we entered into an agreement whereby we sold our NuSonics product line for $661,000. The carrying value of this product line was $193,000 which resulted in a pre-tax gain of $468,000.

Note 3 - Inventories

Inventories consist of the following (in thousands):

	December 31, 2014	March 31, 2014
Raw materials	$10,301	$5,758
Work-in-process	1,013	272
Finished goods	1,944	2,068
Less: reserve	(662)	(327)
	$12,596	$7,771

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2014	March 31, 2014
Line of credit (1.67% at December 31, 2014)	$14,500	$16,500
Term loan (2.17% at December 31, 2014)	13,500	--
Less: current portion	(3,000)	--
Long-term portion	$25,000	$16,500

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants at December 31, 2014.

Future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2015	$750
2016	3,000
2017	3,000
2018	21,250
$28,000

In October 2014, we borrowed $5,000,000 under the terms of the Line of Credit in order to fund the PCD Acquisition (see Note 2). During the three months ended December 31, 2014 we made a $750,000 required principal payment on the Term Loan and principal payments of $2,000,000 on the Line of Credit.

In January 2015 we made a $750,000 required principal payment on the Term Loan.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Total cost of stock-based compensation charged against income before income taxes	$260	$272	$776	$629
Amount of income tax benefit recognized in earnings	92	98	274	228
Amount charged against net income	$168	$174	502	401
Impact on net income per common share:
Basic	$0.05	$0.05	$0.14	$0.12
Diluted	0.05	0.05	$0.14	0.11

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

The following is a summary of stock option activity for the nine months ended December 31, 2014:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2014	398,172	$38.75	4.4	$20,505
Stock options granted	147,720	88.62	7.3
Stock options forfeited	(26,066)	64.24	5.5
Stock options expired	--	--
Stock options exercised	(48,865)	29.68
Outstanding at December 31, 2014	470,961	53.84	4.8	12,662

Exercisable at December 31, 2014	196,523	32.38	3.2	8,828

The total intrinsic value of stock options exercised was $2,003,000 and $2,889,000 for the nine months ended December 31, 2014 and 2013, respectively.

A summary of the status of our unvested stock option shares as of December 31, 2014 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at March 31, 2014	257,347	$11.86
Stock options granted	147,720	24.16
Stock options forfeited	(26,066)	17.19
Stock options vested	(104,563)	10.36
Unvested at December 31, 2014	274,438	18.43

As of December 31, 2014, there was $3,540,000 of total unrecognized compensation expense related to unvested stock options.

On August 8, 2014 we adopted The Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Plan”), which was subsequently approved by our shareholders on October 2, 2014 at our 2014 Annual Meeting of Shareholders. The purpose of the 2014 Plan is to promote the success and enhance the value of the Company by linking the personal interests of our employees, officers and directors to those of our shareholders by providing such persons with an incentive for outstanding performance. A total of 1,100,000 shares of common stock were reserved for issuance under the 2014 Plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. As a result of the approval of the 2014 Plan by our shareholders, no further awards will be made under the 2006 Plan and it will remain in effect only as long as awards previously made thereunder remain outstanding. As of December 31, 2014, we have 1,097,680 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income available for shareholders	$2,403	$1,746	$7,344	$5,538
Weighted average outstanding shares of common stock	3,532	3,434	3,513	3,414
Dilutive effect of stock options	122	203	136	177
Common stock and equivalents	3,654	3,637	3,649	3,591

Net income per share:
Basic	$0.68	$0.51	$2.09	$1.62
Diluted	0.66	0.48	2.01	1.54

For both the three and nine months ended December 31, 2014, 155,000 and 173,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

For both the three and nine months ended December 31, 2013, 27,000 and 60,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

Under the terms of the Amega Agreement, we are required to pay contingent consideration (the “Amega Earn Out”) if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

In November 2014, Amega Scientific Corporation (“Amega”) and its owner Anthony Amato (“Amato”) filed a complaint in the United States District Court for the district of Colorado alleging, among other items, that our termination of Amato as an employee impacted his ability to maximize the potential consideration payable under the Amega Earn Out and to exercise stock options that failed to vest. In addition, Amato has alleged that we improperly withheld certain amounts from the holdback consideration under the Amega Agreement. These amounts (which were recorded as liabilities in our original purchase accounting) remain recorded as other accrued expenses on the accompanying condensed consolidated balance sheets and will remain so until a final ruling by the court is made. In January 2015 we filed a motion to dismiss the complaint with prejudice. Given that the complaint is in the early stages of the process, we are unable to make a reasonable estimate of the potential loss or range of losses, if any, that might arise from this matter. We believe that we acted in a matter consistent with employment law and the provisions of the Amega Agreement and we intend to defend our position vigorously.

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

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in three annual installments beginning in the third quarter of our year ending March 31, 2016.

A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies state by state and often requires knowledge of each jurisdiction’s tax case law. During the year ended March 31, 2013, we determined that there are states in which we most likely had established nexus during prior periods without properly collecting and remitting sales tax. We recorded an estimate of $100,000 associated with one specific state but we were unable to estimate our remaining exposure at that time. The ultimate amount due in remaining states will depend upon a number of factors, including the amount of sales that were made to customers who are either exempt or have already paid the tax, the number of years of exposure, and any penalties or interest that might be due. During the year ended March 31, 2014, we completed our analysis associated with the remaining states and we recorded an estimate of $1,408,000, which was included in other accrued expenses on the consolidated balance sheets and in general and administrative expense on the consolidated statements of income for the year ended March 31, 2014. That estimate was based upon facts and circumstances known at such time and our ultimate liability was subject to change as further analysis is completed and state sales tax returns are filed.

During the nine months ended December 31, 2014 we successfully completed and filed several state sales tax returns which concluded our obligation for historical sales taxes in those states. In addition we continued to work through the process in the remaining states. As a result of this work, we determined that our exposure had increased above and beyond our original accrual and as a result, we recorded an additional accrual of $460,000 during the three months ended December 31, 2014. We are hopeful that we are far enough in the process that we have accrued for the ultimate amount of liability that will be paid but our work was based upon facts and circumstances known at such time and our ultimately liability is subject to change as further analysis is completed and state sales tax returns are filed.

Note 8 – Comprehensive Income

Amounts recognized in the condensed consolidated financial statements related to comprehensive income are as follows (in thousands):

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Pretax	Tax	Net	Pretax	Tax	Net
Net income available for shareholders			$2,403			$1,746

Other comprehensive loss:
Foreign currency translation	$(250)	--	(250)	$--	--	--
Other comprehensive loss	$(250)	--	(250)	$--	--	--

Total comprehensive income			$2,153			$1,746

	Nine Months Ended December 31, 2014			Nine Months Ended December 31, 2013
	Pretax	Tax	Net	Pretax	Tax	Net
Net income available for shareholders			$7,344			$5,538

Other comprehensive loss:
Foreign currency translation	$(250)	--	(250)	$--	--	--
Other comprehensive loss	$(250)	--	(250)	$--	--	--

Total comprehensive income			$7,094			$5,538

Accumulated other comprehensive loss balances, net of tax effects, consist of the following (in thousands):

	December 31, 2014	March 31, 2014
Foreign currency translation	$(250)	$--
Accumulated other comprehensive loss	$(250)	$--

Note 9 - Segment Information

We have three reporting segments: Biological Indicators, Instruments and Continuous Monitoring. The following tables set forth our segment information (in thousands):

	Three Months Ended December 31, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$6,964	$8,216	$2,650	$17,830

Gross profit	$4,194	$5,412	$1,446	$11,052
Selling expenses	365	919	488	1,772
	$3,829	$4,493	$958	9,280
Reconciling items (1)				(5,567)
Earnings before income taxes				$3,713

	Three Months Ended December 31, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$5,317	$6,438	$1,361	$13,116

Gross profit	$2,976	$4,137	$593	$7,706
Selling expenses	404	1,047	144	1,595
	$2,572	$3,090	$449	6,111
Reconciling items (1)				(3,384)
Earnings before income taxes				$2,727

	Nine Months Ended December 31, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$19,822	$24,966	$7,982	$52,770

Gross profit	$12,029	$15,794	$4,057	$31,880
Selling expenses	766	3,093	1,318	5,177
	$11,263	$12,701	$2,739	26,703
Reconciling items (1)				(15,354)
Earnings before income taxes				$11,349

	Nine Months Ended December 31, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$16,181	$19,468	$1,361	$37,010

Gross profit	$9,019	$12,491	$593	$22,103
Selling expenses	1,350	2,603	144	4,097
	$7,669	$9,888	$449	18,006
Reconciling items (1)				(9,326)
Earnings before income taxes				$8,680

(1) Reconciling items include general and administrative, research and development, and other expenses.

	December 31, 2014	March 31, 2014
Total assets
Biological Indicators	$25,921	$22,771
Instruments	54,308	36,797
Continuous Monitoring	31,086	28,578
Corporate and administrative	4,863	9,383
	$116,178	$97,529

All long-lived assets are located in the United States except for $3,269,000 which are associated with our subsidiary which is located in Chassieu, France.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net revenues from unaffiliated customers:
United States	$11,423	$7,054	$29,612	$20,877
Foreign	6,407	6,062	23,158	16,133
	$17,830	$13,116	$52,770	$37,010

No foreign country exceeds 10% of total revenues.

Note 10 - Subsequent Event

In January 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 16, 2015, to shareholders of record at the close of business on February 27, 2015.

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

In October 2014, we completed a business combination (the “ATI Acquisition”) whereby we acquired substantially all the assets (other than cash and accounts receivable) and certain liabilities of ATI Atlas Limited (“ATI”), a distributor of our biological indicator products.

In October 2014, we completed the PCD Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of PCD’s business which is focused on the sale of process challenge devices (“PCD’s) which are used for quality control purposes in the field of ethylene oxide sterilization of medical devices.

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

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions. During the nine months ended December 31, 2014, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, research and development, and finance teams. We also invested in upgrading our information systems and intend to continue doing so.

The markets for our biological indicators remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes. General economic conditions over the past few years have, at times, hampered the organic growth of our instruments business, due to the discretionary nature of these products. Additionally, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. Demand for our instruments products and our continuous monitoring systems, however, is still strong and we strive to grow revenues going forward.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2014	2013	Change	Change
Revenues	$17,830	$13,116	$4,714	36%
Cost of revenues	6,778	5,410	1,368	25%
Gross profit	$11,052	$7,706	$3,346	43%
Gross profit margin	62%	59%	--%

Operating expenses
Selling	$1,772	$1,595	$177	11%
General and administrative	4,740	2,781	1,959	70%
Research and development	832	524	308	59%
	$7,344	$4,900	$2,444	50%

Operating income	$3,708	$2,806	$902	32%
Net income	2,403	1,746	657	38%
Net profit margin	13%	13%	--%

	Nine Months Ended December 31,			Percent
	2014	2013	Change	Change
Revenues	$52,770	$37,010	$15,760	43%
Cost of revenues	20,890	14,907	5,983	40%
Gross profit	$31,880	$22,103	$9,777	44%
Gross profit margin	60%	60%	--%

Operating expenses
Selling	$5,177	$4,097	$1,080	26%
General and administrative	12,581	8,003	4,578	57%
Research and development	2,459	1,639	820	50%
	$20,217	$13,739	$6,478	47%

Operating income	$11,663	$8,364	$3,299	39%
Net income	7,344	5,538	1,806	33%
Net profit margin	14%	15%	(1)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2014	2013	Change	Change
Biological Indicators	$6,964	$5,317	$1,647	31%
Instruments	8,216	6,438	1,778	28%
Continuous Monitoring	2,650	1,361	1,289	95%
Total	$17,830	$13,116	$4,714	36%

	Nine Months Ended December 31,			Percent
	2014	2013	Change	Change
Biological Indicators	$19,822	$16,181	$3,641	23%
Instruments	24,966	19,468	5,498	28%
Continuous Monitoring	7,982	1,361	6,621	486%
Total	$52,770	$37,010	$15,760	43%

Three and nine months ended December 31, 2014 versus December 31, 2013

Biological Indicators revenues for the three and nine months ended December 31, 2014 increased as a result of the Amilabo, ATI and PCD Acquisitions and organic growth of seven and nine percent, respectively which was achieved through existing customers, expansion into new markets and price increases.

Instruments revenues for the three months ended December 31, 2014 increased as a result of the BGI Acquisition and organic growth of 10 percent in our existing product lines. Instruments revenues for the nine months ended December 31, 2014 increased as a result of the BGI Acquisition, organic growth of 9% in our existing product lines and the timing of the prior year acquisition of the Sure Torque product line, partially offset by the disposal of the Nusonics product.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2014	2013	Change	Change
Biological Indicators	$4,194	$2,976	$1,218	41%
Gross profit margin	60%	56%	4%

Instruments	5,412	4,137	1,275	31%
Gross profit margin	66%	64%	2%

Continuous Monitoring	1,446	593	853	144%
Gross profit margin	55%	44%	11%

Total gross profit	$11,052	$7,706	$3,346	43%
Gross profit margin	62%	59%	3%

	Nine Months Ended December 31,			Percent
	2014	2013	Change	Change
Biological Indicators	$12,029	$9,019	$3,010	33%
Gross profit margin	61%	56%	5%

Instruments	15,794	12,491	3,303	26%
Gross profit margin	63%	64%	(1)%

Continuous Monitoring	4,057	593	3,464	584%
Gross profit margin	51%	44%	7%

Total gross profit	$31,880	$22,103	$9,777	44%
Gross profit margin	60%	60%	--%

Three and nine months ended December 31, 2014 versus December 31, 2013

Biological Indicators gross profit margin percentage for the three and nine months ended December 31, 2014 increased as a result of the Amilabo, ATI and PCD Acquisitions, price increases and volume-based efficiencies associated with revenues growth. The nine months ended December 31, 2014 was negatively impacted by the requirement to replace three product batches that had longer than expected incubation times.

Instruments gross profit margin percentage for the three months ended December 31, 2014 increased primarily due to 10 percent organic revenues growth which allowed fixed costs to be spread over a wider revenues base. Instruments gross profit margin percentage for the nine months ended December 31, 2014 decreased as a result of integration activities associated with the BGI Acquisition and a change in our product/service mix, partially offset by the impact of nine percent organic revenues growth and the application of purchase accounting associated with the Suretorque Acquisition in the prior year.

Continuous Monitoring gross profit margin percentage for the nine months ended December 31, 2014 was negatively impacted by integration activities that commenced soon after the acquisitions were completed. These integration activities have been decreasing over the year and are now substantially complete. As a result, we believe that the Continuous Monitoring gross profit margin percentages on a go forward basis will be impacted more by total revenues available to cover fixed costs and product mix as opposed to ongoing integration activities.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2014 increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended December 31, 2014	Nine Months Ended December 31, 2014
Selling	$177	$1,080

General and administrative
ERP system upgrade and SOX compliance	205	250
Acquisition costs	(15)	389
Amortization	578	1,597
Personnel costs	1,000	3,005
Sales tax accrual	460	(646)
Other, net	(269)	(17)
	1,959	4,578

Research and development	308	820

Operating expenses	$2,444	$6,478

Selling

Three and nine months ended December 31, 2014 versus December 31, 2013

Selling expenses for the three months ended December 31, 2014 increased primarily due to the BGI, Amilabo and PCD Acquisitions along with minor fluctuations due to timing of certain expenses.

Selling expenses for the nine months ended December 31, 2014 increased primarily due to the BGI, Amilabo, Amega, TempSys and PCD Acquisitions, along with negligible increases from other product lines. As a percentage of revenues, selling expense decreased to 10 percent as compared to 11 percent in the prior period. The decrease was due primarily to streamlining sales processes associated with acquisitions along with increased revenues associated with Continuous Monitoring resulting from our integration activities.

General and Administrative

Three and nine months ended December 31, 2014 versus December 31, 2013

General and administrative expenses for the three months ended December 31, 2014 increased primarily due increased amortization and personnel costs resulting from the BGI, Amilabo, Amega, TempSys and PCD acquisitions, increased spending on our ERP system upgrade and an additional $460,000 accrual associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods.

General and administrative expenses for the nine months ended December 31, 2014 increased primarily due to increased amortization, personnel and acquisition costs resulting from the BGI, Amilabo, Amega, TempSys and PCD acquisitions, partially offset by the recording of a $1,106,000 accrual in the prior year associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods.

Research and Development

Three and nine months ended December 31, 2014 versus December 31, 2013

Research and development expenses for the three and nine months ended December 31, 2014 increased as a result of the Amega, TempSys and BGI Acquisitions and standard increases in personnel costs, partially offset by timing of external research and development consulting projects.

Net Income

Other income (expense), net for the nine months ended December 31, 2014 increased primarily as a result of additional interest expense associated with our Credit Facility as well as the gain on disposal of our Nusonics line of business in the prior period. Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate our current rate of 35.3%. Otherwise, net income varied with the changes in revenue, gross profit and operating expenses (which includes $3,440,000 of non-cash amortization of intangible assets for the nine months ended December 31, 2014).

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital equipment expenditures and potential acquisitions. In addition, we are currently implementing a new ERP system which will require a significant use of cash over the next six to nine months.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $16,629,000 and $16,351,000, respectively, at December 31, 2014 and March 31, 2014. The increase in working capital is primarily due to increases in both accounts receivable and inventories related to organic growth and the acquisitions of BGI, Amilabo and PCD, partially offset by $3,000,000 of required principal payments under the Term Loan being classified as current liabilities.

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

As of January 31, 2015, we had $27,250,000 in outstanding indebtedness and unused capacity under our Credit Facility of $5,500,000.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions.

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through December 31, 2014.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2015	2014
First quarter	$0.15	$0.14
Second quarter	0.15	0.14
Third quarter	0.16	0.15
Fourth quarter	--	0.15

In January 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 16, 2015, to shareholders of record at the close of business on February 27, 2015.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$6,095	$9,474
Net cash used in investing activities	(21,262)	(22,905)
Net cash provided by financing activities	11,019	11,585

Net cash provided by operating activities for the nine months ended December 31, 2014 decreased primarily due to increases in accounts receivable and inventories resulting from the BGI, Amilabo, Amega, TempSys and PCD acquisitions and the payment of accrued liabilities and taxes payable, partially offset by decreases in payments of accounts payable and increases in net income and depreciation and amortization.

Net cash used in investing activities for the nine months ended December 31, 2014 resulted primarily from the $10,268,000 BGI and $5,000,000 PCD Acquisitions and the purchase of $2,212,000 of property, plant and equipment. Net cash used in investing activities for the nine months ended December 31, 2013 resulted from the $11,268,000 Amega Acquisition, the $9,769,000 TempSys Acquisition (net of cash acquired), the $1,721,000 Suretorque Acquisition and the purchase of $808,000 of property, plant and equipment, partially offset by the proceeds from the disposal of the NuSonics product line of $661,000.

Net cash provided by financing activities for the nine months ended December 31, 2014 resulted from borrowings under our Credit Facility of $23,000,000 and proceeds from the exercise of stock options of $1,137,000, partially offset by the repayment of debt of $11,500,000 and the payment of dividends of $1,618,000. Net cash used in financing activities for the nine months ended December 31, 2013 resulted from borrowings under our Line of Credit of $18,000,000 and proceeds from the exercise of stock options of $1,067,000, partially offset by the repayment of debt of $6,000,000 and the payment of dividends of $1,467,000.

At December 31, 2014, we had contractual obligations for open purchase orders of approximately $8,500,000 for routine purchases of supplies and inventory, which are payable in less than one year.

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

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in three annual installments beginning in the third quarter of our year ending March 31, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at December 31, 2014.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2014. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2014. As allowed, this evaluation excludes the operations of acquired entities during the nine months ended December 31, 2014 due to the timing of the acquisitions. Revenues related to these acquisitions were 5% of total revenues for the nine months ended December 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

The contingent consideration from the PCD Acquisition may negatively impact our available cash and results from operations.

As part of the PCD Acquisition, we are required to make a contingent consideration payment if our cumulative PCD revenues for the three years subsequent to the acquisition meet certain levels. The ultimate amount we pay may differ significantly from the liability we recorded at the time of the acquisition. If we are required to pay more than the amount initially recorded, the difference will be recorded as expense in our consolidated statements of income, which could materially impact our results of operations.

We have claims and lawsuits against us that may result in adverse outcomes

We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our condensed consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
October 2014	--	$--	162,486	137,514
November 2014	--	--	162,486	137,514
December 2014	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 2, 2015	BY:	/s/ John J. Sullivan, Ph.D..
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: February 2, 2015	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer