Form 10-Q/A
period 2014-09-30
MESA LABORATORIES INC /CO
filed 2015-02-03
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

Mesa Laboratories, Inc. is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”), filed with the Securities and Exchange Commission (“SEC”) on November 6, 2014, for the sole purpose of correcting an error in the first paragraph of “Item 4. Controls and Procedures” of the Form 10-Q. Specifically, in the last two sentences of that paragraph, “June 30, 2014” should have been “September 30, 2014,” so that the sentences, as corrected, read: “Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at September 30, 2014.”

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update any related disclosures made in the Form 10-Q.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at September 30, 2014.

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

MESA LABORATORIES, INC.
(Registrant)

DATED: February 3, 2015	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: February 3, 2015	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer