Form 10-K
period 2015-03-31
MESA LABORATORIES INC /CO
filed 2015-06-03
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File No: 0-11740

___________________________

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

YES ☐   NO ☒

The aggregate market value as of September 30, 2014 (the last business day of the registrant's most recently completed second fiscal quarter), of the voting and non-voting common equity of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) computed by reference to the price at which the common equity was last sold ($57.53 per share) was $149,275,000.

The number of outstanding shares of the common stock as of May 31, 2015 was 3,576,678.

Table of Contents

Forward Looking Statements

Forward-Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "expect," "project," "intend," "anticipate," "estimate," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports to be filed with the Securities and Exchange Commission.

Part I

Item 1. Business

Introduction

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across six physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

Our Lakewood, Colorado, and Butler, New Jersey, facilities manufacture our Instruments Division products which include the DataTrace®, DialyGuard®, DryCal®, Torqo®, SureTorque® and BGI brands. Our Omaha, Nebraska, and Bozeman, Montana locations manufacture our Biological Indicators Division products which include the Mesa, PCD® and Apex® brands, while our Lakewood, Colorado, facility also manufactures our Continuous Monitoring Division products which include CheckPoint® and AmegaView brands.

Our philosophy is to manufacture exceptional quality products and provide a high level of on-going service for those products. Our revenues come from two main sources – product sales and services. Our strategic goals involve continuing to grow revenues and profits through three key strategies – a) improving our distribution channels, b) introducing new products to the market, and c) seeking out companies or product lines to acquire.

In March 2015, we completed a business combination (the “Früh Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Dr. Früh Control GmbH’s (“Fruh”) business segment associated with the distribution of our biological indicator products.

In February 2015, we completed a business combination (the “Cherwell Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Cherwell Laboratories Limited’s (“Cherwell”), business segment associated with the distribution of our biological indicator products.

In October 2014, we completed a business combination (the “ATI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of ATI Atlas Limited (“ATI”), a distributor of our biological indicator products.

In October 2014, we completed a business combination (the “PCD Acquisition”) with PCD-Process Challenge Devices, LLC (“PCD”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of PCD’s business segment associated with the sale of process challenge devices (“PCD’s”), which are used for quality control purposes in the field of ethylene oxide sterilization of medical devices.

In April 2014, we completed a business combination (the “BGI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI, Incorporated and BGI Instruments, Inc., (collectively “BGI”), businesses focused on the sale of equipment used primarily for particulate air sampling.

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

In November 2013, we completed a business combination (the “Amega Acquisition”) whereby we acquired substantially all the assets (other than cash) and certain liabilities of Amega Scientific Corporation’s (“Amega”) business which provides continuous monitoring systems to regulated industries.

In August 2013, we entered into an agreement whereby we sold our NuSonics product line.

In July 2013, we completed a business combination (the “Suretorque Acquisition”) whereby we acquired substantially all of the assets (other than cash) of ST Acquisitions, LLC’s (“ST Acquisitions”) business segment involving the design, manufacture, sale and service of its SureTorque line of bottle cap torque testing instrumentation.

In May 2012, we completed a business combination (the “Bios Acquisition”) whereby we acquired substantially all of the assets (other than cash) and certain liabilities of Bios International Corporation’s (“Bios”) business involving the design, manufacture, sale and service of flow calibration equipment.

Our principal executive offices and corporate headquarters are located at 12100 West Sixth Ave., Lakewood, Colorado 80228, and our telephone number is 303-987-8000. Our website is www.mesalabs.com. The information contained or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this report.

Instruments Division

Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Generally, our instrument products are used for testing, quality control, safety, validation and regulatory compliance. Our Instruments Division products include: 1) Data loggers, which are used in critical manufacturing and quality control processes in the food, pharmaceutical and medical device industries; 2) Medical meters and calibration solutions, which are used for quality control in dialysis clinics and dialysis machine manufacturing operations; 3) Gas flow calibration and air sampling equipment, which are used for industrial hygiene assessments, calibration of gas metering equipment and environmental air monitoring by a variety of organizations, including metrology labs, manufacturing companies and government agencies; and 4) torque testing systems, which are used to measure bottle cap tightness in the beverage and pharmaceutical industries.

Data Loggers

Our data logger products are self-contained, wireless, high precision instruments that are used in critical manufacturing, quality control and validation applications. They are used to measure temperature, humidity and pressure inside a process or a product during manufacturing. In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The products consist of individual data loggers, a personal computer (“PC”) interface, software and various accessories. A customer typically purchases a large number of data loggers along with a single PC interface and the software package. In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then collects stored process data from the data logger either through the PC interface or wirelessly via a radio link. The user can then prepare tabular and graphical reports using the software. Unique aspects of our data loggers are their ability to operate at elevated temperatures and in explosive environments – important differentiating factors in the marketplace and, consequently, they are used by companies to control their most critical processes, such as sterilization. Industries utilizing the data loggers include food processors, pharmaceutical and medical device manufacturers, and contract sterilization.

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

Gas Flow Calibration and Air Sampling Equipment

We manufacture a variety of instruments and equipment for gas flow calibration and environmental air sampling. In the air sampling area, our technology is used primarily for the determination of particulate concentrations in air as a measure of urban or industrial air pollution, and for industrial hygiene assessments. The primary products include air samplers, particle separators and pumps. In the environmental area, our particle samplers were some of the first on the market and they were recognized early-on as “reference samplers” by the U.S. Environmental Protection Agency.

We also manufacture gas flow calibration instruments to support the use of our air sampling equipment, and for broader industrial applications. Our gas flow calibration instruments provide the precise standards required by laboratories and industry in the design, development, manufacture, installation and calibration of various gas flow meters and air sampling devices. Our flow calibrators are used in many industries where professionals require the superior accuracy, reliability and ease of operation that they provide, including 1) industrial hygienists, 2) calibration and research laboratories, 3) manufacturers who design, develop and manufacture gas flow meters, and 4) industrial engineering and manufacturing companies that utilize gas flow meters.

Torque Testing Systems

Our automated torque testing systems are durable and reliable motorized cap torque analyzers used throughout the packaging industry. The primary advantages of our torque instruments are their high accuracy and long term consistency of measurement. Unlike manual torque testing instruments, our motorized torque systems eliminate the effects on the measurement results of different operators and different cap removal speeds. With a motorized torque testing system, the force applied to a cap is precisely the same in each testing cycle, regardless of who may be operating the machine, or how strong they may be. Our torque systems provide the information that helps the packaging operation track events, and potential problems during the manufacturing process so that corrections can be performed in a timely fashion. Industries utilizing these instruments include food processors, beverage companies, pharmaceutical, and consumer product manufacturers.

Biological Indicators Division

Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our biological indicators are registered medical devices manufactured under International Standards Organization (“ISO”) 13485 controlled processes. They are developed and used according to the Association for the Advancement of Medical Instrumentation (“AAMI”) guidelines, which are often adopted as the worldwide standard under ISO.

Biological indicators consist of resistant spores of certain microorganisms that are applied on a convenient substrate, such as a small piece of filter paper. The spores are well characterized in terms of numbers and resistance to sterilization. In use, the biological indicator is exposed to a sterilization process and then tested to determine the presence of surviving organisms. Our biological indicators include a) spore strips, which require post-processing transfer to a growth media, b) self-contained products, which have the growth media already pre-packaged in crushable ampoules, c) culture media, and d) PCD’s which increase the resistance of biological indicators, mimicking the packaging or other unique characteristics of a product being sterilized. Chemical indicators are similar to biological indicators, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions. Biological indicators and chemical indicators are often used together to monitor processes. Biological indicators are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets include healthcare, such as dental offices and hospitals, and industrial, such as medical device and pharmaceutical manufacturers.

Our biological indicators are distinguished in the marketplace by their high level of quality, consistency and flexibility. A variety of different formats allows our biological indicators to be used in many different types of processes and products. For example, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained biological indicator, either with or without a PCD, may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process. In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization. During manufacturing, extensive quality control steps are used to insure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.

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

Manufacturing

We conduct research, manufacturing and support of our Instruments Division products from our facilities in Lakewood, Colorado and Butler, New Jersey. Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release. The manufacture and support of our Continuous Monitoring Division systems are conducted from our facility in Lakewood, Colorado. Our continuous monitoring systems are manufactured primarily by assembling the systems from purchased components and calibrating the sensors, either at the factory or at the point of installation at the customer’s facility. Facilities in Bozeman, Montana and Omaha, Nebraska are used for the Biological Indicators Division. Our biological indicator products are manufactured by growing microbiological spores from raw materials, forming the finished products and testing the finished biological indicators using established quality control tests.

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

Marketing and Distribution

Domestically, we generate sales to end users through our sales and marketing staff and distributors. We use approximately 285 distributors throughout Europe, Africa, Asia, South America, Australia, Canada and Central America for international sales and distribution. Sales promotions include trade shows, direct mail campaigns, internet and other digital forms of advertising.

Our Instruments Division marketing effort is focused on offering quality products to our customers that will aid them in containing cost, improving the quality of their products and services, and helping them meet their regulatory requirements. Customers primarily include manufacturers of foods, beverages, pharmaceutical products, medical devices, contract sterilizing services, governmental agencies, environmental testing labs and dialysis clinics.

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

As of and for the years ended March 31, 2015, 2014 and 2013, no individual customer represented more than 10% of our accounts receivable or revenues.

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

Companies with which our Instruments Division products compete include the Myron L Company, IBP Medical GmbH, Amphenol Corporation, Ellab, TMI Orion, Danaher, Inc., Thermo Fisher Scientific, Inc., Mecmesin, Steinfurth, Met One Instruments, Inc. and Tisch Environmental. Our Biological Indicators Division products compete with 3M, Terragene, NAMSA and Steris, among others. Our Continuous Monitoring Division systems compete with Rees Scientific Corporation, Amphenol Corporation and Cooper-Atkins, among others.

Research and Development

We are committed to an active research and development program dedicated to innovating new products and improving the quality and performance of our existing products. We spent $3,800,000, $2,320,000 and $2,011,000 for the years ended March 31, 2015, 2014 and 2013, respectively, on research and development activities, including amounts capitalized as intangible assets and construction-in-progress.

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

Employees

On March 31, 2015, we had 276 employees, of which 158 are employed for manufacturing and quality assurance, 28 for research and development and engineering, 46 for sales and marketing, and 44 for administration.

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

Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, government deficit reduction and budget negotiation dynamics, sequestration, other austerity measures and other challenges that affect the global economy adversely could affect us and our distributors, customers and suppliers, including having the effect of:

●	reducing demand for our products and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles;

●	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

●	supply interruptions, which could disrupt our ability to produce our products; and

●

increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations, which could increase the risks identified above.

If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy don’t benefit the markets we serve, our business and results of operations could be adversely affected.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distributors). Our quarterly results of operations depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which could adversely affect our consolidated financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses, demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics, as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, new product introductions, competition and customer inventory. Any of these factors could adversely affect our growth and results of operations in any given period.

We face competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share.

The markets for some of our current and potential products are competitive. Because of the range of products we sell and the variety of markets we serve, we encounter a wide variety of competitors, including several that possess both larger sales forces and more capital resources. In order to compete effectively, we must maintain longstanding relationships with major customers, continue to grow our business by establishing relationships with new customers, continually develop new products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrate new markets, including in developing countries. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our results of operations, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.

Changing industry trends may affect our results of operations.

Various changes within the industries we serve may limit future demand for our products and may include the following:

●	changes in dialysis reimbursements;

●	mergers within the dialysis provider industry, concentrating our medical meter and solutions sales with a few, large customers;

●	mergers within other industries we serve, making us more dependent upon fewer, larger customers for our sales;

●	decreased product demand, driven by changes in our customers’ regulatory environments or standard industry practices; and

●	price competition for key products.

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

Our reputation, ability to do business and consolidated financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the U.S. and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

Our ability to grow revenues, earnings and cash flow at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions. In addition, competition for acquisitions in our current and anticipated businesses may result in higher purchase prices. Changes in accounting or regulatory requirements, or instability in the credit markets, could also adversely impact our ability to consummate acquisitions.

Our acquisition of businesses could negatively impact our results of operations.

As an important part of our business strategy, we acquire businesses, some of which may be material. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

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

The contingent consideration associated with certain of our acquisitions may negatively impact our available cash and results from operations.

As part of certain of our acquisitions, we are required to make contingent consideration payments based on defined growth metrics over a specified earn-out period. The ultimate amount we pay may differ significantly from the liability we recorded at the time of the acquisition. If we are required to pay more than the amount initially recorded, the difference is recorded as expense in our consolidated statements of income, which could materially impact our results of operations.

If we do not or cannot adequately protect our intellectual property, or if third parties infringe our intellectual property rights, we may suffer competitive injury or expend significant resources enforcing our rights.

We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in the aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights could adversely impact our competitive position and results of operations.

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

A disruption or failure of our systems or operations because of a major weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs or adversely affect our revenues. These conditions also may add uncertainty to the timing and budget for purchase/investment decisions by our customers, and may result in supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenues. The long-term effects of climate change on the global economy in general or the Industrial Instruments industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and maintaining the equipment we need to produce our product lines.

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

Foreign currency exchange rates may adversely affect our consolidated financial statements

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our consolidated financial statements. Increased strength of the U.S. dollar (such as the strengthening that has taken place in recent periods) increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Revenues and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, we face exchange rate risk from our investment in subsidiaries owned and operated in foreign countries.

Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by the U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If these audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our consolidated financial statements could be adversely affected. In addition, any significant change to the tax system in the U.S. or in other jurisdictions, including changes in the taxation of international income, could adversely affect our consolidated financial statements.

Our business is subject to sales tax in numerous states.

The application of indirect taxes, such as sales tax, is a complex and evolving issue. A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies by state and often requires knowledge of each jurisdiction’s tax case law. The application and implementation of existing, new or future laws could change the states in which we collect and remit sales taxes. If any jurisdiction determines that we have “nexus” in additional locations that we have not contemplated, it could have an adverse effect on our results of operations and financial condition.

We are subject to a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our consolidated financial statements.

We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Any of these lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and consolidated financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our consolidated financial statements in any given period. We cannot make assurances that our liabilities in connection with litigation and other legal regulatory proceedings will not exceed our estimates or adversely affect our consolidated financial statements and/or reputation.

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

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and consolidated financial statements.

As of May 31, 2015, we had $25,000,000 in outstanding indebtedness. In addition, based on the availability under our Credit Facility, we have the ability to incur an additional $7,000,000 of indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which reduces the funds we have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions.

A significant disruption in, or breach in security of, our information technology systems could adversely affect our business.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like many multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect to be subject to similar attacks in the future as such attacks become more sophisticated and frequent. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and consolidated financial statements.

We may experience difficulties implementing our enterprise resource planning system.

We are engaged in a project to upgrade our enterprise resource planning (“ERP”) system. Our ERP system is critical to our ability to accurately maintain books and records, record transactions, provide important information to our management and prepare or consolidated financial statements. The implementation of the new ERP system has required, and will continue to require, the investment of significant financial and human resources. In addition, we may not be able to successfully complete the implementation of the new ERP system without experiencing difficulties. Any disruptions, delays or deficiencies in the design and implementation of the new ERP system could adversely affect our ability to process orders, ship products, provide services and customer support, send invoices and track payments, fulfill contractual obligations or otherwise operate our business.

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

Item 1B. Unresolved Staff Comments

None

Item 2. Properties

Set forth below is a listing of our facilities. The Lakewood, Butler, Bozeman, and Omaha facilities all have manufacturing, research and development, marketing and administrative functions. The Marlton and Chassieu facilities have marketing and administrative functions.

Location	Operations	Square Feet
Lakewood, Colorado	Instruments and corporate headquarters	40,000	Owned
Lakewood, Colorado	Corporate administration	4,684	Leased
Butler, New Jersey	Instruments	13,900	Leased
Bozeman, Montana	Biological Indicators	22,500	Owned
Omaha, Nebraska	Biological Indicators	28,000	Owned
Marlton, New Jersey	Continuous Monitoring	6,910	Leased
Chassieu, France	Biological Indicators	3,380	Leased

Item 3. Legal Proceedings

In November 2014, Amega and its owner Anthony Amato (“Amato”) filed a complaint (Anthony Amato and Amega Scientific Corporation v. Mesa Laboratories, Inc., Civil Action No. 1:14-cv-03228) in the United States District Court for the district of Colorado asserting, among other items, that our termination of Amato as an employee impacted his ability to maximize the potential consideration payable under the Amega Earn Out and to exercise stock options that failed to vest. The plaintiffs seek an immediate maximum payout of $10,000,000 under the Amega Earn Out, the immediate acceleration of the 10,000 stock options granted Amato upon his initial employment along with other consequential damages in excess of $500,000, lost future earnings and punitive damages. In addition, Amato has alleged that we improperly withheld $704,065.86 from the holdback consideration under the Amega Agreement. In January 2015 we filed a motion to dismiss the complaint with prejudice. At this time, we are unable to predict the ultimate outcome of this matter, nor can we estimate a range of possible loss, if any. We do believe that we acted in a matter consistent with employment law and the provisions of the Amega Agreement and we intend to defend our position vigorously.

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

The following table sets forth the high and low market prices per share for our common stock, as reported by NASDAQ, and dividend per share information:

Quarter Ended	High	Low	Dividends Per Share
June 30, 2014	$89.59	$74.38	$0.15
September 30, 2014	84.66	54.89	0.15
December 31, 2014	83.92	57.38	0.16
March 31, 2015	79.88	69.72	0.16

Quarter Ended	High	Low	Dividends Per Share
June 30, 2013	$55.26	$47.12	$0.14
September 30, 2013	71.32	53.71	0.14
December 31, 2013	82.76	65.74	0.15
March 31, 2014	94.21	73.88	0.15

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

As of March 31, 2015, there were approximately 150 record holders of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holder of record are banks, brokers and other financial institutions.

During the year ended March 31, 2015, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

We made the following repurchases of our common stock, by month, within the fourth quarter of the year covered by this report:

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
January 1 – 31, 2015	--	--	162,486	137,514
February 1 – 29, 2015	--	--	162,486	137,514
March 1 – 31, 2015	--	--	162,486	137,514
Total	--	--

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

We have certain equity compensation plans, all of which were approved by our shareholders. As of March 31, 2015, 437,248 shares of common stock may be issued upon exercise of outstanding options, with a weighted-average exercise price of $55.81 and 1,097,680 shares are available for future issuance under the plans. Please see notes contained in “Item 8. Financial Statements and Supplementary Data” of this report for additional details.

Set forth below is a line graph comparing, for the period March 31, 2010 through March 31, 2015, the cumulative total stockholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index and (b) a self-selected peer group, comprised of the following companies: Danaher Corp., ARCA Biopharma, Inc., Steris Corp., MOCON Inc., Utah Medical Products, Inc., Cantel Medical Corp., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors Inc., Rudolph Technologies Inc., and Measurement Specialties Inc. The graph shows the value at March 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes hereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

(In thousands, except per share data)	As of and for The Year Ended March 31,
	2015	2014	2013	2012	2011
Cash and cash equivalents	$2,034	$5,575	$4,006	$7,191	$3,546
Working capital	$14,965	$16,351	$14,793	$14,899	$7,387

Average return on:
Stockholder investment (1)	14%	15%	17%	20%	18%
Assets	9%	11%	14%	16%	15%
Invested capital (2)	11%	13%	18%	21%	21%

Revenues	$71,330	$52,724	$46,435	$39,616	$34,227

Gross profit	$43,392	$31,688	$28,862	$23,511	$19,568
Gross profit margin	61%	60%	62%	59%	57%

Operating income	$15,864	$11,785	$13,104	$12,477	$9,864
Operating income margin	22%	22%	28%	31%	29%
Net income	$9,583	$9,000	$8,450	$7,919	$6,183
Net income margin	13%	17%	18%	20%	18%

Net income per diluted share	$2.63	$2.49	$2.35	$2.29	$1.86

Adjusted net income (3)	$12,502	$11,046	$10,144	$8,876	$6,933

Adjusted net income per diluted share	$3.43	$3.06	$2.82	$2.56	$2.08

Average return on:
Adjusted invested capital (4)	14%	16%	21%	23%	24%

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end and beginning of year total stockholders’ equity.
(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and cash equivalents) is calculated by dividing total net income by the average of end and beginning of year invested capital.
(3)

Adjusted net income is defined to exclude the non-cash impact of amortization of intangible assets, net of tax. The tax effect is calculated using the average corporate rate for that year multiplied by the amortization.

(4)	Adjusted invested capital is a non-GAAP measure which substitutes adjusted net income for net income in the average return on invested capital calculation (2).

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

The following table sets forth our reconciliation of adjusted net income, a non-GAAP measure:

(In thousands)	Year Ended March 31,
	2015	2014	2013	2012	2011
Net income	$9,583	$9,000	$8,450	$7,919	$6,183
Amortization of intangible assets, net of tax	2,919	2,046	1,694	957	750
Adjusted net income	$12,502	$11,046	$10,144	$8,876	$6,933

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across six physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. We follow a philosophy of manufacturing a high quality product and providing a high level of on-going service for those products.

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

Year Ended March 31, 2015 Acquisitions

During the year ended March 31, 2015, we completed the following six acquisitions (the “2015 Acquisitions”):

In March 2015, we completed the Früh Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Früh’s business segment associated with the distribution of our biological indicator products;

In February 2015, we completed the Cherwell Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Cherwell’s business segment associated with the distribution of our biological indicator products;

In October 2014, we completed the ATI Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of ATI, a distributor of our biological indicator products;

In October 2014, we completed the PCD Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of PCD’s business segment associated with the sale of PCD’s which are used for quality control purposes in the field of ethylene oxide sterilization of medical devices;

In April 2014, we completed the BGI Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI’s business which is focused on the sale of equipment used primarily for particulate air sampling; and

In April 2014, we completed the Amilabo Acquisition whereby we acquired all of the common stock of Amilabo, a distributor of our biological indicator products.

Year Ended March 31, 2014 Acquisitions

During the year ended March 31, 2014, we completed the following three acquisitions (the “2014 Acquisitions”):

In November 2013, we completed the TempSys Acquisition whereby we acquired all of the common stock of TempSys, a company in the business of providing continuous monitoring systems to regulated industries;

In November 2013, we completed the Amega Acquisition whereby we acquired substantially all of the assets (other than cash) and certain liabilities of Amega, a company in the business of providing continuous monitoring services to regulated industries; and

In July 2013, we completed the Suretorque Acquisition whereby we acquired substantially all the assets (other than cash) of ST Acquisition’s business segment involving the design, manufacture, sale and service of its SureTorque line of bottle cap torque testing instrumentation.

Year Ended March 31, 2013 Acquisitions

In May 2012, we completed the Bios Acquisition whereby we acquired substantially all of the assets (other than cash) and certain liabilities of Bios’ business involving the design, manufacture, sale and service of flow calibration equipment.

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions. During the year ended March 31, 2015, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, sales and marketing, research and development, and finance teams. We also invested in upgrading our information systems and intend to continue doing so.

The markets for our biological indicators remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes.

In general, our instruments and continuous monitoring systems are impacted more by general economic conditions than our biological indicator products. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. However demand for our instruments products and continuous monitoring systems was strong during our year ended March 31, 2015 and we strive to continue to grow revenues going forward.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing elsewhere in “Item 8. Financial Statements and Supplementary Data” (in thousands, except percent data):

	Year Ended March 31,			2015 vs 2014			2014 vs 2013
	2015	2014	2013	Change		Percent Change	Change		Percent Change
Revenues	$71,330	$52,724	$46,435	$18,606		35%	$6,289		14%
Cost of revenues	27,938	21,036	17,573	6,902		33%	3,463		20%
Gross profit	$43,392	$31,688	$28,862	$11,704		37%	$2,826		10%

Gross profit margin	61%	60%	62%	1%			(2%	)

Operating Expenses:
Selling	$7,176	$6,119	$4,630	$1,057		17%	$1,489		32%
General and administrative	17,058	11,464	9,117	5,594		49%	2,347		26%
Research and development	3,294	2,320	2,011	974		42%	309		15%
	$27,528	$19,903	$15,758	$7,625		38%	$4,145		26%

Operating income	$15,864	$11,785	$13,104	$4,079		35%	$(1,319)		(10)%
Net income	$9,583	$9,000	$8,450	$583		6%	$550		7%
Net income margin	13%	17%	18%	(4%	)		(1%	)

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Year Ended March 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	Change	Percent Change	Change	Percent Change
Biological Indicators
Product	$26,330	$22,111	$20,641	$4,219	19%	$1,470	7%
Service	1,060	881	823	179	20%	58	7%
	27,390	22,992	21,464	4,398	19%	1,528	7%
Instruments
Product	26,789	20,858	19,949	5,931	28%	909	5%
Service	6,265	5,531	5,022	734	13%	509	10%
	33,054	26,389	24,971	6,665	25%	1,418	6%
Continuous Monitoring
Product	5,791	1,570	--	4,221	269%	1,570	100%
Service	5,095	1,773	--	3,322	187%	1,773	100%
	10,886	3,343	--	7,543	226%	3,343	100%
Total	$71,330	$52,724	$46,435	$18,606	35%	$6,289	14%

Year ended March 31, 2015 versus March 31, 2014

Biological Indicators revenues increased as a result of the Amilabo, ATI, PCD, Früh and Cherwell Acquisitions and organic growth of four percent which was achieved through existing customers, expansion into new markets and price increases.

Instruments revenues increased as a result of the BGI Acquisition and organic growth of six percent in our existing product lines and the timing of the prior year acquisition of the SureTorque product line, partially offset by the disposal of the Nusonics product.

Continuous Monitoring revenues increased as a result of organic growth of 52 percent and the timing of the prior year acquisition of TempSys and Amega.

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

Gross Profit

The following table summarizes our gross profit by segment (in thousands, except percent data)

	Year Ended March 31,			2015 vs 2014		2014 vs 2013
	2015	2014	2013	Change	Percent Change	Change	Percent Change
Biological Indicators	$17,142	$13,187	$12,365	$3,955	30%	$822	7%
Gross profit margin	63%	57%	58%	6%		(1)%

Instruments	$20,763	$16,904	$16,497	$3,859	23%	$407	2%
Gross profit margin	63%	64%	66%	(1)%		(2)%

Continuous Monitoring	$5,487	$1,597	$--	$3,890	244%	$1,597	100%
Gross profit margin	50%	48%	--%	2%		--
Total gross profit	$43,392	$31,688	$28,862	$11,704	37%	$2,826	10%
Gross profit margin	61%	60%	62%	1%		(2)%

Year ended March 31, 2015 versus March 31, 2014

Biological Indicators gross profit margin percentage increased as a result of the Amilabo, ATI, PCD, Früh and Cherwell Acquisitions, price increases and volume-based efficiencies associated with revenues growth. In addition, the year ended March 31, 2014 was negatively impacted by the requirement to replace three product batches that had longer than expected incubation times.

Instruments gross profit margin percentage decreased as a result of integration activities associated with the BGI Acquisition and a change in our product/service mix, partially offset by the impact of six percent organic revenues growth and the application of purchase accounting associated with the Suretorque Acquisition in the prior year.

Continuous Monitoring gross profit margin percentage was negatively impacted by integration activities that commenced soon after the acquisitions were completed. These integration activities have been decreasing over the year and are now substantially complete. As a result, we believe that the Continuous Monitoring gross profit margin percentages on a go forward basis will be impacted more by total revenues available to cover fixed costs and product mix as opposed to ongoing integration activities. We are hopeful that we will continue to improve these gross profit margin percentages in the future but it is unclear as to how much improvement we will be able to obtain.

Year ended March 31, 2014 versus March 31, 2013

Biological Indicators gross profit margin percentage remained relatively flat as compared to the prior year.

Instruments gross profit margin percentage decreased as compared to the prior year. The year ended March 31, 2014 was negatively impacted from the application of purchase accounting and increased manufacturing costs associated with migrating the operations associated with the Suretorque Acquisition to our Lakewood facility and minor decreases in our legacy Instrument products, partially offset by an increase in our gas flow calibration equipment product line due to increased revenues and the timing of the Bios Acquisition in the prior year.

Continuous Monitoring gross profit margin percentage was negatively impacted by integration activities that commenced soon after the Amega and TempSys acquisitions were completed.

Operating Expenses

The following table summarizes the change in our operating expenses (in thousands):

	Increase (Decrease)
	Year Ended March 31,
	2015 vs 2014	2014 vs 2013
Selling	$1,057	$1,489

General and administrative
Chief Financial Officer transition	--	(526)
ERP system upgrade and SOX compliance	993	(86)
Acquisition costs	404	252
Amortization	1,696	462
Personnel costs	3,244	470
Sales tax accrual	(948)	1,308
Other, net	205	467
	5,594	2,347

Research and development	974	309

Operating expenses	$7,625	$4,145

Selling

Year ended March 31, 2015 versus March 31, 2014

Selling expense increased primarily due to the 2015 and 2014 Acquisitions, along with negligible increases from other product lines. As a percentage of revenues, selling expense decreased to 10 percent as compared to 12 percent in the prior period. The decrease was due primarily to streamlining sales processes associated with acquisitions along with corresponding increases in revenues.

Year ended March 31, 2014 versus March 31, 2013

Selling expense increased primarily as a result of the Bios and the 2014 Acquisitions. As a percentage of revenues, selling expense increased to 12 percent as compared to 10 percent in the prior year. The increase was due primarily to additional sales personnel associated with the Amega and TempSys Acquisitions along with a revenues run rate associated with Continuous Monitoring that was negatively impacted as a result of integration activities.

General and Administrative

Year ended March 31, 2015 versus March 31, 2014

General and administrative expenses increased primarily due to increased amortization, personnel and ERP system upgrade costs and acquisition costs resulting from the 2015 and 2014 Acquisitions, partially offset by a decrease in accruals for sales tax liabilities associated with not properly collecting and remitting sales tax in states in which we most likely had established nexus during prior periods.

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

Research and Development

Year ended March 31, 2015 versus March 31, 2014

Research and development expenses increased as a result of the Amega, TempSys and BGI Acquisitions and standard increases in personnel costs, partially offset by timing of external research and development consulting projects.

Year ended March 31, 2014 versus March 31, 2013

Research and development expenses increased as compared to the prior year as a result of the Bios Acquisition and timing of external research and development consulting costs, as we continue our commitment to research and development.

Net Income

Other expense (income), net for the year ended March 31, 2015 is comprised primarily of interest expense associated with our Credit Facility, partially offset by a $125,000 gain associated with the termination of a joint development project. Other expense (income), net for the year ended March 31, 2014 is comprised of a $1,020,000 gain associated with the revision of our estimate on the amount that will ultimately be paid associated with contingent consideration related to the Bios Agreement and the $468,000 gain on the disposal of our Nusonics product line. Please see “Item 8. Financial Statements and Supplementary Data” for additional discussion.

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 36% to 37%. Otherwise, net income varied with the changes in revenue, gross profit and operating expenses (which includes $4,675,000 of non-cash amortization of intangible assets for the year ended March 31, 2015).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we will build a new facility in the same general area. We expect that construction will begin in July 2015 and we are hopeful that the building will be completed no later than September 30, 2016. During our year ended March 31, 2015 we acquired the related land for $741,000 and we anticipate that the remaining cost of the new facility will be approximately $14,000,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $3,000,000 to partially offset the cost of the new building.

We are currently implementing a new ERP system which has required a significant amount of cash. We incurred $993,000 of expense associated with this project for the year ended March 31, 2015. Our expectation is that we will go live with our new ERP system during our second quarter ending September 30, 2015. We anticipate that we will incur up to $500,000 for activities necessary to go live and for related post go-live support. In addition, we may incur additional costs associated with software system upgrades.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $14,965,000 and $16,351,000, respectively, at March 31, 2015 and 2014. The decrease in working capital is due primarily to $3,000,000 of required principal payments under the Term Loan being classified as current liabilities as of March 31, 2015, partially offset by increases in both accounts receivable and inventories related to organic growth and the acquisitions of BGI, Amilabo and PCD.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants at March 31, 2015.

As of May 31, 2015, we had $25,000,000 in outstanding indebtedness and unused capacity under our Credit Facility of $7,000,000.

In April 2015, the SEC declared effective our Universal Shelf Registration Statement which allows us to sell, in one or more public offerings, common stock or warrants, or any combination of such securities for proceeds in an aggregate amount of up to $130,000,000. The terms of any offering, including the type of securities involved, would be established at the time of sale. We have no immediate plans to issue securities under this registration statement.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased are canceled and repurchases are made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through March 31, 2015.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2015	2014	2013
First quarter	$0.15	$0.14	$0.13
Second quarter	0.15	0.14	0.13
Third quarter	0.16	0.15	0.14
Fourth quarter	0.16	0.15	0.14

In April 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2015, to shareholders of record at the close of business on May 29, 2015.

Cash Flow – Operating, investing and financing activities were as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Net cash provided by operating activities	$10,816	$12,373	$11,402
Net cash used in investing activities	(23,371)	(23,138)	(17,568)
Net cash provided by financing activities	9,072	12,334	2,981

Net cash provided by operating activities for the year ended March 31, 2015 decreased primarily due to increases in accounts receivable and inventories resulting from the 2014 and 2015 Acquisitions, decreases in unearned revenues and the payment of accrued liabilities and taxes payable, partially offset by decreases in payments of accounts payable and increases in net income and depreciation and amortization. Net cash provided by operating activities for the year ended March 31, 2014 increased primarily due to positive results from our efforts to collect long-outstanding receivables, partially offset by significant increases in inventory purchases associated with the Amega and TempSys Acquisitions. Net cash provided by operating activities for the year ended March 31, 2013 decreased primarily due to increases in accounts receivable due to our expanding international customer base (which has extended payment terms) and an increase in inventory, as we took advantage of volume discounts for raw materials.

Net cash used in investing activities for the year ended March 31, 2015 resulted from $20,543,000 associated with the 2015 Acquisitions and the purchase of $2,828,000 of property, plant and equipment. Net cash used in investing activities for the year ended March 31, 2014 resulted from $22,758,000 associated with the 2014 Acquisitions and the purchase of $1,041,000 of property, plant and equipment, partially offset by the proceeds from the disposal of the NuSonics product line of $661,000. Net cash used in investing activities for the year ended March 31, 2013 resulted from $16,660,000 for the Bios Acquisition and the purchase of $908,000 of property, plant and equipment.

Net cash provided by financing activities for the year ended March 31, 2015 resulted from borrowings under our Credit Facility of $23,000,000 and proceeds from the exercise of stock options of $1,504,000, partially offset by the repayment of debt of $13,250,000 and the payment of dividends of $2,182,000. Net cash provided by financing activities for the year ended March 31, 2014 resulted from borrowings under our Line of Credit of $21,000,000 and proceeds from the exercise of stock options of $1,845,000, partially offset by the repayment of debt of $8,500,000 and the payment of dividends of $1,989,000. Net cash provided by financing activities for the year ended March 31, 2013 resulted from borrowings under our Line of Credit of $11,000,000 and proceeds from the exercise of stock options of $898,000, partially offset by the repayment of debt of $7,000,000 and the payment of dividends of $1,815,000.

At March 31, 2015, we had contractual obligations for open purchase orders of approximately $9,850,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the Amega Agreement, we are required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

Under the terms of the Bios Agreement, we were required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could have been required to make ranged from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. We finalized the contingent consideration payable and paid $1,120,000 in May 2015.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments, and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. We believe that the following are the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While our estimates and assumptions are based on our knowledge of current events and actions we may undertake in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, please see Note 1 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data.”

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

Recoverability of Long-lived Assets

For property, plant and equipment, and intangible assets subject to amortization, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. We monitor the same conditions for our goodwill, but an annual evaluation is also required.

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

We did not record any impairment charges for the years ended March 31, 2015, 2014 or 2013. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Purchase Accounting for Acquisitions

We apply the acquisition method of accounting for a business combination. In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair market values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. For the PCD, Amega and Bios Acquisitions, we also recorded a liability for contingent consideration based on estimated future revenues. We monitor our assumptions surrounding these estimated future cash flows and, if there is a significant change, would record an adjustment to the contingent consideration liability and a corresponding adjustment to either income or expense.

We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow.

If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. If the contingent consideration paid for any of our acquisitions differs from the amount initially recorded, we would record either income or expense.

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

Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenues, as well as requiring disclosures sufficient to describe the nature, amount, timing and uncertainty of revenues and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2018. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

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

As of March 31, 2015, we have no obligations or interests which qualify as off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2015, our contractual obligations, including payments due by period, are as follows (in thousands):

		Payments Due For Years Ending March 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Purchase Commitments	$10,947	$9,852	$1,095	$--	$--
Line of Credit	13,500	--	13,500	--	--
Term loan	12,750	3,000	9,750	--	--
Other	817	294	523	--	--
Total	$38,014	$13,146	$24,868	$--	$--

Our purchase commitments consist primarily of open purchase orders, which we have established to take advantage of volume discounts for materials and to ensure a reliable supply of critical parts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

We are subject to interest rate volatility with regard to existing and future issuances of debt, as our current credit facility is variable-rate. Based on annualized variable-rate debt for the year ended March 31, 2015, a one percentage point increase in interest rates would have increased interest expense by $260,000.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Mesa Laboratories, Inc. and Subsidiaries (the “Company”) as of March 31, 2015 and 2014 and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2015. We have also audited the Company’s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of Amilabo, (“Amilabo Acquisition”), which was acquired on April 4, 2014, and whose financial statements constitute approximately 5% of total assets and 4% of net revenues of the financial amounts of the Company as of and for the year ended March 31, 2015. Accordingly, our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Amilabo Acquisition. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mesa Laboratories, Inc. and Subsidiaries as of March 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, Mesa Laboratories, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

EKS&H LLLP

June 3, 2015

Denver, Colorado

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$2,034	$5,575
Accounts receivable, net	12,145	9,278
Inventories, net	12,420	7,771
Prepaid expenses and other	1,334	2,064
Deferred income taxes	1,689	1,878
Total current assets	29,622	26,566

Property, plant and equipment, net	9,598	7,680
Intangibles, net	33,231	25,417
Goodwill	44,869	37,866
Total assets	$117,320	$97,529

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,503	$2,019
Accrued salaries and payroll taxes	4,105	3,567
Unearned revenues	1,314	1,886
Current portion of contingent consideration	1,220	--
Other accrued expenses	1,307	2,743
Income taxes payable	1,208	--
Current portion of long-term debt	3,000	--
Total current liabilities	14,657	10,215

Deferred income taxes	5,122	4,861
Long-term debt	23,250	16,500
Contingent consideration	812	1,620
Total liabilities	43,841	33,196

Commitments and Contingencies (Note 12)	--	--

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,561,540 shares (March 31, 2015) and 3,490,628 shares (March 31, 2014)	17,751	15,796
Employee loans to purchase stock	--	(24)
Retained earnings	55,962	48,561
Accumulated other comprehensive loss	(234)	--
Total stockholders’ equity	73,479	64,333
Total liabilities and stockholders’ equity	$117,320	$97,529

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended March 31,
	2015	2014	2013

Revenues
Product	$58,910	$44,539	$40,590
Service	12,420	8,185	5,845
Total revenues	71,330	52,724	46,435

Cost of revenues
Cost of products	23,128	16,062	15,489
Cost of services	4,810	4,974	2,084
Total cost of revenues	27,938	21,036	17,573
Gross profit	43,392	31,688	28,862

Operating expenses
Selling	7,176	6,119	4,630
General and administrative	17,058	11,464	9,117
Research and development	3,294	2,320	2,011
Total operating expenses	27,528	19,903	15,758

Operating income	15,864	11,785	13,104
Other (expense) income, net	(517)	1,318	(126)

Earnings before income taxes	15,347	13,103	12,978

Income taxes	5,764	4,103	4,528
Net income	$9,583	$9,000	$8,450

Net income per share:
Basic	$2.72	$2.61	$2.52
Diluted	2.63	2.49	2.35

Weighted average common shares outstanding:
Basic	3,521	3,445	3,357
Diluted	3,650	3,611	3,593

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands except per share data)

	Year Ended March 31,
	2015	2014	2013

Net Income	$9,583	$9,000	$8,450

Other comprehensive loss, net of tax:
Foreign currency translation	(234)	--	--

Total comprehensive income	$9,349	$9,000	$8,450

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Employee Loans	Retained Earnings	Accumulated Other Comprehensive Loss	Total
March 31, 2012	3,321,965	$8,900	$(396)	$35,411	$--	$43,915

Common stock issued for conversion of stock options net of 15,572 shares returned as payment	77,753	1,101	(203)	--	--	898
Purchase and retirement of common stock	(11,170)	(56)	450	(496)	--	(102)
Dividends paid	--	--	--	(1,815)	--	(1,815)
Stock-based compensation	--	1,112	--	--	--	1,112
Tax impact on exercise of stock options	--	295	--	--	--	295
Net income	--	--	--	8,450	--	8,450
March 31, 2013	3,388,548	11,352	(149)	41,550	--	52,753

Common stock issued for conversion of stock options net of 13,021 shares returned as payment	104,864	1,845	--	--	--	1,845
Purchase and retirement of common stock	(2,784)	(147)	125	--	--	(22)
Dividends paid	--	--	--	(1,989)	--	(1,989)
Stock-based compensation	--	840	--	--	--	840
Tax impact on exercise of stock options	--	1,906	--	--	--	1,906
Net income	--	--	--	9,000	--	9,000
March 31, 2014	3,490,628	15,796	(24)	48,561	--	64,333

Common stock issued for conversion of stock options net of 11,266 shares returned as payment	70,912	1,504	--	--	--	1,504
Purchase and retirement of common stock	--	(28)	24	--	--	(4)
Dividends paid	--	--	--	(2,182)	--	(2,182)
Stock-based compensation	--	993	--	--	--	993
Tax impact on exercise of stock options	--	(514)	--	--	--	(514)
Foreign currency translation	--	--	--	--	(234)	(234)
Net income	--	--	--	9,583	--	9,583
March 31, 2015	3,561,540	$17,751	$--	$55,962	$(234)	$73,479

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$9,583	$9,000	$8,450
Depreciation and amortization	5,656	3,844	3,432
Loss (gain) on dispositions, net	16	(420)	--
Deferred income taxes	450	(43)	(291)
Stock-based compensation	993	840	1,112
Foreign currency adjustments	(176)	--	--
Contingent consideration	--	(1,020)	--
Change in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable, net	(2,291)	697	(1,510)
Inventories, net	(3,164)	(1,300)	(228)
Prepaid expenses and other	772	(1,479)	(189)
Accounts payable	410	754	437
Accrued liabilities and taxes payable	(861)	1,192	189
Unearned revenues	(572)	308	--
Net cash provided by operating activities	10,816	12,373	11,402

Cash flows from investing activities:
Acquisitions	(20,543)	(22,758)	(16,660)
Proceeds from disposition	--	661	--
Purchases of property, plant and equipment	(2,828)	(1,041)	(908)
Net cash used in investing activities	(23,371)	(23,138)	(17,568)

Cash flow from financing activities:
Proceeds from the issuance of debt	23,000	21,000	11,000
Payments on debt	(13,250)	(8,500)	(7,000)
Dividends	(2,182)	(1,989)	(1,815)
Proceeds from the exercise of stock options	1,504	1,845	898
Purchase and retirement of common stock	--	(22)	(102)
Net cash provided by financing activities	9,072	12,334	2,981

Effect of exchange rate changes on cash and cash equivalents	(58)	--	--

Net (decrease) increase in cash and cash equivalents	(3,541)	1,569	(3,185)
Cash and cash equivalents at beginning of year	5,575	4,006	7,191
Cash and cash equivalents at end of year	$2,034	$5,575	$4,006

Cash paid during the year for:
Income taxes	$3,345	$4,714	$4,778
Interest	499	133	116

Supplemental non-cash activity:
Employee loans issued for exercise of stock options	$--	$--	$203
Repayment of employee loans for stock options	24	92	450
Contingent consideration as part of an acquisition	412	500	2,140

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into three divisions across six physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. For the years ended March 31, 2015, 2014 and 2013, no individual customer represented more than 10% of our revenues and as of March 31, 2015, no individual customer represented more than 10% of our accounts receivable balance. Approximately 64% and 36% of our sales are to customers located in the United States and foreign countries, respectively.

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

We have the option to perform a qualitative assessment of indefinite-lived intangible assets, other than goodwill, prior to completing the impairment test described above. We must assess whether it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If we conclude that this is the case, we must perform the testing described above. Otherwise, there is no requirement to perform any further assessment.

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments consist of our Instruments, Continuous Monitoring and Biological Indicators. These operating segments are consistent with the way management runs our business. Our Instruments operating segment is subdivided into smaller business units. These business units are also our reporting units. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

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

We have the option to perform a qualitative assessment of goodwill prior to completing the two-step process described above to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, including goodwill and other intangible assets. If we conclude that this is the case, we must perform the two-step process. Otherwise, there is no requirement to perform any further assessment.

Research & Development Costs

Internal costs related to research and development efforts on existing or potential products are expensed as incurred. The costs of intangible assets that are purchased from others for use in research and development activities, and also have alternative future benefit, are capitalized and amortized over their expected useful life.

Under certain agreements, we may receive advance payments from customers to perform research and development on their behalf. These payments are recovered by the customer through lower product prices and as such, are initially recorded as unearned revenues in the accompanying consolidated balance sheets. As product is sold, this liability is reduced through revenues on the consolidated statements of income.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board (“IASB”) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenues, as well as requiring disclosures sufficient to describe the nature, amount, timing and uncertainty of revenues and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2018. We are evaluating the impact of this standard on our consolidated financial statements and disclosures.

Note 2. Acquisitions and Dispositions

Acquisitions

For the year ended March 31, 2015, our acquisitions of businesses (net of cash acquired) totaled $20,543,000, which consisted primarily of the following material acquisitions:

PCD

On October 15, 2014, we completed a business combination (the “PCD Acquisition”) with PCD-Process Challenge Devices, LLC (“PCD”) whereby we acquired substantially all the assets (other than cash and accounts receivable) and certain liabilities of PCD’s process challenge device business segment. The asset acquisition agreement (the “PCD Agreement”) includes provisions for both contingent consideration based upon the cumulative three year revenues of our process challenge device business subsequent to the acquisition and for a holdback payment (subject to a post-closing adjustment), payable at the one year anniversary of the closing date.

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

The accompanying consolidated statements of income include the results of the PCD Acquisition from the acquisition date of October 15, 2014. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2014 and 2013, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2015	2014
Revenues	$73,068	$56,541
Net income	9,673	9,512
Net income per common share:
Basic	$2.75	$2.76
Diluted	2.65	2.63

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

The accompanying consolidated statements of income include the results of the BGI Acquisition from the acquisition date of April 15, 2014. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2014 and 2013, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2015	2014
Revenues	$71,648	$60,388
Net income	9,661	11,141
Net income per common share:
Basic	$2.74	$3.23
Diluted	2.65	3.09

For the year ended March 31, 2014, our acquisitions of businesses (net of cash acquired) totaled $22,758,000, which consisted primarily of the following material acquisitions:

Amega Scientific

On November 6, 2013, we completed a business combination (the “Amega Acquisition”) whereby we acquired substantially all of the assets and certain liabilities of Amega Scientific Corporation’s (“Amega”) business which provides continuous monitoring systems to regulated industries. The asset acquisition agreement (the “Amega Agreement”) includes provisions for both contingent consideration based on the cumulative three year revenues of our Continuous Monitoring Division and for a holdback payment (subject to a post-closing adjustment), which was payable to the seller no later than November 6, 2014 less any losses incurred by the buyer, as defined.

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

We expected to achieve savings and generate growth as we integrate the Amega operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is deductible for tax purposes and it was assigned to our Continuous Monitoring segment.

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

We expected to achieve savings and generate growth as we integrate the TempSys operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is not deductible for tax purposes and it was assigned to our Continuous Monitoring segment.

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

Under the terms of the Bios Agreement, we were required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could have been required to make ranged from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. This gain of $1,020,000 associated with the decrease in the contingent consideration payable is included in other income (expense), net on the accompanying consolidated statements of income for the year ended March 31, 2014. We finalized the contingent consideration and paid $1,120,000 in May 2015.

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

Note 3. Inventories

Inventories consist of the following (in thousands):

	March 31,
	2015	2014
Raw materials	$10,366	$5,758
Work-in-process	530	272
Finished goods	1,913	2,068
Less reserve	(389)	(327)
	$12,420	$7,771

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2015	2014
Land	$1,614	$873
Buildings	4,721	4,685
Manufacturing equipment	6,797	6,054
Computer equipment	1,845	1,487
Other	1,343	393
	16,320	13,492
Less accumulated depreciation	(6,722)	(5,812)
	$9,598	$7,680

Depreciation expense for the years ended March 31, 2015, 2014 and 2013 was $981,000, $865,000 and $831,000, respectively.

Note 5. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

	Biological Indicators	Instruments	Continuous Monitoring	Total
April 1, 2013	$9,279	$14,361	$--	$23,640
Acquisitions	--	579	13,647	14,226
March 31, 2014	9,279	14,940	13,647	37,866
Acquisitions	3,708	3,295	--	7,003
March 31, 2015	$12,987	$18,235	$13,647	$44,869

Other intangible assets are as follows:

(In thousands)	March 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$7,210	$2,362	$4,848	10-16
Trade names	3,158	863	2,295	3-10
Customer relationships	36,408	10,752	25,656	7-10
Non-compete agreements	1,286	854	432	3-10
	$48,062	$14,831	$33,231

	March 31, 2014
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$7,027	$1,641	$5,386	10-16
Trade names	2,648	519	2,129	3-10
Customer relationships	24,612	7,326	17,286	7-10
Non-compete agreements	1,286	670	616	3-10
	$35,573	$10,156	$25,417

The following is estimated amortization expense for the years ending March 31:

(In thousands)
2016	$4,913
2017	4,773
2018	4,599
2019	4,271
2020	3,957

Amortization expense for the years ended March 31, 2015, 2014 and 2013 was $4,675,000, $2,979,000 and $2,601,000, respectively.

Note 6. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2015	March 31, 2014
Line of credit (1.68% at March 31, 2015)	$13,500	$16,500
Term loan (2.18% at March 31, 2015)	12,750	--
Less: current portion	(3,000)	--
Long-term portion	$23,250	$16,500

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit, maturing in February 2015. Funds from the Credit Facility may be used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

In April 2014, the Credit Facility was amended to include a $15,000,000 term loan (the “Term Loan”) and to extend the maturity date of the Credit Facility to June 30, 2017. As a result of the extended maturity date, the $16,500,000 outstanding as of March 31, 2014 was classified as long term on the accompanying consolidated balance sheets.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 2.5 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with these covenants at March 31, 2015.

Subsequent to year end, we made a $750,000 required principal payment on the Term Loan and principal payments of $500,000 on the Line of Credit.

Future contractual maturities of debt as of March 31, 2015 are as follows (in thousands):

Year ending March 31,
2016	$3,000
2017	3,000
2018	20,250
$26,250

Note 7. Stockholders' Equity

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings, based on management’s estimate of the original sales price of the underlying shares.

In November, 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock purchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. As of March 31, 2015, we have purchased 162,486 shares under this plan.

Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2015	2014	2013
First quarter	$0.15	$0.14	$0.13
Second quarter	0.15	0.14	0.13
Third quarter	0.16	0.15	0.14
Fourth quarter	0.16	0.15	0.14

Note 8. Employee Benefit Plans

We adopted our 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible the first day of the following month that an employee attains an age of 21 and one hour of service time. We match 50% of the employee’s contribution up to 6% of the employee’s salary and those contributions are vested immediately. Prior to the year ended March 31, 2014, our Bozeman, Montana facility (“Bozeman’) operated on a separate 401(k) plan. That plan was adopted effective August 15, 1996. Participation was voluntary and employees were eligible to participate at age 21 and after one year of employment. Bozeman matched 100% of the employee’s contribution up to 4% of the employee’s salary and those contributions vested immediately. Bozeman also offered a Roth Savings Plan which was incorporated into their 401(k) Plan with identical requirements and contributions. The Bozeman 401(k) plan was merged into our plan during the year ended March 31, 2014. We contributed $330,000, $214,000 and $214,000, respectively, to all plans for the years ended March 31, 2015, 2014 and 2013.

Note 9. Stock-Based Compensation

We adopted stock option plans for the benefit of our employees and outside directors. Under terms of the plans, stock options are granted at an amount not less than 100% of the quoted market price of the underlying shares at the date of grant. Stock options are exercisable for terms of five to ten years and vest ratably over terms of four to seven years. All of our stock option plans have been approved by our shareholders.

On August 8, 2014 we adopted The Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Plan”), which was subsequently approved by our shareholders on October 2, 2014 at our 2014 Annual Meeting of Shareholders. The purpose of the 2014 Plan is to promote the success and enhance the value of the Company by linking the personal interests of our employees, officers and directors to those of our shareholders by providing such persons with an incentive for outstanding performance. A total of 1,100,000 shares of common stock were reserved for issuance under the 2014 Plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. As of March 31, 2015, we have 2,320 shares outstanding under the 2014 Plan.

Under the December 8, 2006 plan (the “2006 Plan”), a total of 400,000 shares of common stock were reserved for issuance and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On September 23, 2010, our shareholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance was increased to 800,000. As a result of the approval of the 2014 Plan by our shareholders, no further awards will be made under the 2006 Plan and it will remain in effect only as long as awards previously made thereunder remain outstanding. As of March 31, 2015, we have 422,603 stock options outstanding under the 2006 Plan. On February 27, 2013, we filed a Registration Statement on Form S-8 whereby we registered the additional 400,000 shares of common stock underlying stock options issuable under the 2006 Plan.

Under the October 21, 1999 plan (the “1999 Plan”), a total of 300,000 shares of common stock were reserved for issuance and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On October 18, 2004, our shareholders approved an amendment to the 1999 Plan to reserve an additional 200,000 shares of common stock for issuance under the plan. The 1999 Plan has expired and no new grants can be made under this plan. As of March 31, 2015, we have 12,325 stock options outstanding under the 1999 Plan.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Year Ended March 31,
	2015	2014	2013
Total cost of stock based compensation charged against income before income tax	$993	$840	$1,112
Amount of income tax benefit recognized in earnings	373	263	388
Amount charged against net income	$620	$577	$724
Impact on net income per common share:
Basic	$0.18	$0.17	$0.22
Diluted	0.17	0.16	0.20

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses assumptions noted in the following table. We use historical data to estimate volatility, expected option life and forfeiture rate. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant. The dividend yield is calculated based upon the dividend payments made during the prior four quarters as a percent of the average stock price for that period.

	Year Ended March 31,
	2015			2014			2013
Volatility	24.4%	-	27.1%	26%	-	28.7%	27.5	-	31.1%
Risk-free interest rate	1.9%	-	2.3%	0.8%	-	2.1%	0.6	-	1.0%
Expected option life (years)	6	-	8	5	-	10	5	-	10
Dividend yield		0.9%			1.1%			1.4%

A summary of the option activity as of and for the years ended March 31, 2015, 2014 and 2013 is as follows:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2012	433,785	$22.77	3.9	$11,516
Granted	116,080	49.97	5.9	--
Forfeited	(40,375)	32.87	--	--
Expired	(40)	18.98	--	--
Exercised	(93,325)	20.56	--	--
Outstanding at March 31, 2013	416,125	29.87	3.7	9,529
Granted	128,124	55.33	6.4	--
Forfeited	(27,782)	52.50	--	--
Expired	(410)	52.50	--	--
Exercised	(117,885)	22.17	--	--
Outstanding at March 31, 2014	398,172	38.75	4.4	20,505
Granted	147,720	88.62	7.0	--
Forfeited	(26,466)	64.62	--	--
Expired	--	--	--	--
Exercised	(82,178)	28.87	--	--
Outstanding at March 31, 2015	437,248	55.81	4.9	9,445

Exercisable at March 31,
2015	163,210	33.35	3.6	6,341
2014	140,825	26.70	3.5	8,949
2013	158,320	21.00	3.0	5,031

A summary of the status of our unvested option shares as of and for the years ended March 31, 2015, 2014 and 2013 is as follows:

	Unvested Shares	Weighted-average Grant-date Fair Value
Unvested at March 31, 2012	284,875	$7.28
Options granted	116,065	12.43
Options forfeited	(38,720)	8.86
Options vested	(104,415)	6.69
Unvested at March 31, 2013	257,805	9.55
Options granted	128,124	15.90
Options forfeited	(27,782)	14.75
Options vested	(100,800)	8.53
Unvested at March 31, 2014	257,347	11.86
Options granted	147,720	24.49
Options forfeited	(26,466)	17.29
Options vested	(104,563)	10.36
Unvested at March 31, 2015	274,038	18.42

The total intrinsic value of options exercised was $3,546,000, $6,287,000 and $2,742,000 during the years ended March 31, 2015, 2014 and 2013, respectively. As of March 31, 2015, there was $5,645,903 of total unrecognized compensation expense related to unvested options. As of March 31, 2015, we have 1,097,680 shares available for future option grants.

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

Note 10. Income Taxes

Under current accounting standards, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. We measure the tax benefits recognized in our consolidated financial statements from such a position based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The application of income tax law is inherently complex. Laws and regulations in this area are voluminous and are often ambiguous. As such, we are required to make many subjective assumptions and judgments regarding our income tax exposures. Interpretations of and guidance surrounding income tax law and regulations change over time and may result in changes to our subjective assumptions and judgments which can materially affect amounts recognized in our consolidated balance sheets and statements of income. Our assessment of tax positions as of March 31, 2015 and 2014, determined that there were no material uncertain tax positions. Our federal tax returns for all years after 2011, state tax returns after 2010 and foreign tax returns after 2011 are subject to future examination by tax authorities for all our tax jurisdictions. We recognize interest and penalties related to income tax matters in other expense and general and administration expense, respectively. During the year ended March 31, 2013, we amended several state income tax returns, resulting in tax refunds of $258,000. These tax refunds are included as an offset to income tax expense in the accompanying consolidated statement of income for the year ended March 31, 2013.

Earnings before income taxes are as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Domestic	$14,896	$13,103	$12,978
Foreign	451	--	--
	$15,347	$13,103	$12,978

The components of our provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Current tax provision
Federal	$4,186	$4,031	$4,440
State	1,135	106	280
Foreign	212	--	--
	5,533	4,137	4,720
Deferred tax provision:
Federal	252	(19)	(180)
State	51	(15)	(12)
Foreign	(72)	--	--
	231	(34)	(192)
	$5,764	$4,103	$4,528

The components of net deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2015	2014
Current deferred tax assets:
Accrued employee-related expenses	$252	$298
Allowances and reserves	346	701
Stock option deductible differences	388	301
Inventory	252	281
Foreign tax credit mirror	285	--
Currency translation adjustment	144	--
Net operating loss	22	297
	1,689	1,878

Long-term deferred tax liability:
Property, plant and equipment	(1,478)	(1,434)
Goodwill and intangible assets	(3,644)	(3,453)
Net operating loss	--	26
	(5,122)	(4,861)

Net deferred tax liability	$(3,433)	$(2,983)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year Ended March 31,
	2015	2014	2013
Federal income taxes at statutory rates	$5,374	$4,586	$4,543
State income taxes, net of federal benefit	860	78	158
Tax benefit of stock option exercises	209	5	197
Section 199 manufacturing deduction	(317)	(250)	(357)
Research and development credit	(248)	(159)	(41)
Other	(114)	(157)	28
	$5,764	$4,103	$4,528

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except share data):

	Year Ended March 31,
	2015	2014	2013
Net income available for stockholders	$9,583	$9,000	$8,450

Weighted average outstanding shares of common stock	3,521	3,445	3,357
Dilutive effect of stock options	129	166	236
Common stock and equivalents	3,650	3,611	3,593
Net Income per share:
Basic	$2.72	$2.61	$2.52
Diluted	2.63	2.49	2.35

For the year ended March 31, 2015, 152,000 outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive. For the years ended March 31, 2014 and 2013, no shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares.

Note 12. Commitments and Contingencies

Under the terms of the Amega Agreement, we are required to pay contingent consideration (the “Amega Earn Out”) if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $10,000,000 and is based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our Continuous Monitoring Division and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in the third quarter of our year ending March 31, 2017.

In November 2014, Amega and its owner Anthony Amato (“Amato”) filed a complaint (Anthony Amato and Amega Scientific Corporation v. Mesa Laboratories, Inc., Civil Action No. 1:14-cv-03228) in the United States District Court for the district of Colorado asserting, among other items, that our termination of Amato as an employee impacted his ability to maximize the potential consideration payable under the Amega Earn Out and to exercise stock options that failed to vest. The plaintiffs seek an immediate maximum payout of $10,000,000 under the Amega Earn Out, the immediate acceleration of the 10,000 stock options granted Amato upon his initial employment along with other consequential damages in excess of $500,000, lost future earnings and punitive damages. In addition, Amato has alleged that we improperly withheld $704,065.86 from the holdback consideration under the Amega Agreement. In January 2015 we filed a motion to dismiss the complaint with prejudice. At this time, we are unable to predict the ultimate outcome of this matter, nor can we estimate a range of possible loss, if any. We do believe that we acted in a matter consistent with employment law and the provisions of the Amega Agreement and we intend to defend our position vigorously.

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

During the year ended March 31, 2015 we successfully completed and filed several state sales tax returns which concluded our obligation for historical sales taxes in those states. In addition we continued to work through the process in the remaining states. As a result of this work, we determined that our exposure had increased above and beyond our original accrual and as a result, we recorded an additional accrual of $460,000 during the year ended March 31, 2015. We are hopeful that we are far enough in the process that we have accrued for the ultimate amount of liability that will be paid but our work was based upon facts and circumstances known at such time and our ultimately liability is subject to change as further analysis is completed and state sales tax returns are filed.

Note 13. Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at March 31, 2012	$--	$--
Unrealized (losses) gains arising during the period	--	--
Balance at March 31, 2013	--	--
Unrealized (losses) gains arising during the period	--	--
Balance at March 31, 2014	--	--
Unrealized (losses) gains arising during the period	(234)	(234)
Balance at March 31, 2015	$(234)	$(234)

Note 14. Segment Data

We have three reporting segments: Biological Indicators, Instruments and Continuous Monitoring. The following tables set forth our segment information (in thousands):

	Year Ended March 31, 2015
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$27,390	$33,054	$10,886	$71,330

Gross profit	$17,142	$20,763	$5,487	$43,392
Selling expenses	1,551	3,441	2,184	7,176
	$15,591	$17,322	$3,303	36,216
Reconciling items (1)				(20,869)
Earnings before income taxes				$15,347

	Year Ended March 31, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$22,992	$26,389	$3,343	$52,724

Gross profit	$13,187	$16,904	$1,597	$31,688
Selling expenses	1,350	3,954	815	6,119
	$11,837	$12,950	$782	25,569
Reconciling items (1)				(12,466)
Earnings before income taxes				$13,103

	Year Ended March 31, 2013
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$21,464	$24,971	$--	$46,435

Gross profit	$12,365	$16,497	$--	$28,862
Selling expenses	1,552	3,078	--	4,630
	$10,813	$13,419	$--	24,232
Reconciling items (1)				(11,254)
Earnings before income taxes				$12,978

(1) Reconciling items include general and administrative, research and development, and other expenses.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Year Ended March 31,
	2015	2014	2013
Revenues from unaffiliated customers
United States	$45,798	$29,551	$28,590
Foreign	25,532	23,173	17,845
	$71,330	$52,724	$46,435

	March 31,
	2015	2014
Total assets
Biological Indicators	$36,304	$22,771
Instruments	44,401	36,797
Continuous Monitoring	31,558	28,578
Corporate and administrative	5,057	9,383
	$117,320	$97,529

All long-lived assets are located in the United States.

Note 15. Quarterly Results (unaudited)

Quarterly financial information for the years ended March 31, 2015, 2014 and 2013 is summarized as follows (net income per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis) (in thousands, except per share data):

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Revenues	$16,400	$18,540	$17,830	$18,560
Gross profit	9,705	11,123	11,052	11,512
Net income	1,881	3,060	2,403	2,239
Net Income per share – basic	$0.54	$0.87	$0.68	$0.63
Net Income per share – diluted	0.51	0.84	0.66	0.61

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter
Revenues	$11,218	$12,676	$13,116	$15,714
Gross profit	6,797	7,600	7,706	9,585
Net income	1,860	1,932	1,746	3,462
Net Income per share – basic	$0.55	$0.57	$0.51	$1.00
Net Income per share – diluted	0.52	0.54	0.48	0.95

	First	Second	Third	Fourth
2013	Quarter	Quarter	Quarter	Quarter
Revenues	$10,560	$11,706	$11,361	$12,808
Gross profit	6,456	7,248	6,947	8,211
Net income	2,100	2,248	1,543	2,559
Net Income per share – basic	$0.63	$0.67	$0.46	$0.76
Net Income per share – diluted	0.59	0.64	0.44	0.71

Note 16. Subsequent Events

In April 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2015, to shareholders of record at the close of business on May 29, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at March 31, 2015.

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Management evaluated the effectiveness of our internal control over financial reporting based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2015. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2015. As allowed, this evaluation excludes the operations of acquired entities during the year ended March 31, 2015 due to the timing of the acquisitions. Revenues related to these acquisitions were four percent of total revenues for the year ended March 31, 2015.

Our independent auditors, EKS&H LLLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors, subject to ratification by our shareholders. EKS&H LLLP has audited and reported on the financial statements of Mesa Laboratories, Inc. and our internal control over financial reporting as of March 31, 2015. The attestation reports of our registered public accounting firm are contained in this annual report.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, Executive and Corporate Governance

The Board of Directors and its Committees

Our business is managed through the oversight and direction of our Board of Directors. We have three standing committees: Audit, Compensation, and Nominating and Governance. Our Board of Directors currently consists of seven persons. Under applicable NASDAQ and SEC requirements, (a) we are required to have a majority of independent directors, and (b) all of the members of each committee, with the exception of the Nominating and Governance Committee, must be independent. The Board of Directors has affirmatively determined that each of H. Stuart Campbell, Michael T. Brooks, David M. Kelly, John B. Schmieder, Evan C. Guillemin and Robert V. Dwyer is an “independent director” as such term is defined in NASDAQ Listing Rule 5605. The Board of Directors has also affirmatively determined that each member of each committee of the Board of Directors satisfies the independence requirements applicable to committees as prescribed by the NASDAQ Listing Rules and the rules and regulations of the SEC. Dr. Sullivan is not an “independent director” because he is our employee.

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

Each non-employee director is compensated separately for service on the Board of Directors and is reimbursed for expenses to attend Board of Director meetings. Chairs of the Audit, Compensation, and Nominating and Governance Committees are compensated separately for service on those committees.

Meeting Attendance and Preparation

The Board of Directors met five times during the year ended March 31, 2015. Each director attended at least 75% of the Board of Director meetings, and at least 75% of the regular and special meetings of the committees on which they serve, either in person or telephonically. In addition, directors are required to prepare for each meeting by reviewing materials distributed in advance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers, and the positions held by each such person as of March 31, 2015. Each of the directors holds office until the next Annual Meeting and until his successor is elected and qualified or until his earlier death, resignation or removal. Each officer serves at the discretion of the Board of Directors.

Name	Age	Postion
Luke R. Schmieder (1)(2)	72	Chairman of the Board of Directors
John J. Sullivan, Ph.D.	62	Chief Executive Officer, Director
John V. Sakys	46	Chief Financial Officer
Glenn E. Adriance	60	Chief Sales and Marketing Officer
Michael T. Brooks (1)	65	Director
H. Stuart Campbell (1)(3)	85	Director
Robert V. Dwyer (1)	74	Director
Evan C. Guillemin (1)	49	Director
David M. Kelly (1)	73	Director

(1)	Member of the Audit, Compensation and Nominating and Governance Committees.
(2)	Effective April 8, 2015, Mr. Schmieder retired as a director and Chairman of the Board of Directors. He was replaced as a director by John B. Schmieder.
(3)	Effective April 8, 2015 Mr. Campbell was elected as Chairman of the Board of Directors.

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

John V. Sakys joined us in October 2012 as our Chief Financial Officer. From 2009 through October 2012, Mr. Sakys held several positions with The Berry Company, LLC, and its predecessor company, Local Insight Regatta Holdings, Inc., most recently as its Vice President and Chief Accounting Officer. From 2001 to 2009, Mr. Sakys was the Vice President and Chief Financial Officer of Isonics Corporation, a NASDAQ listed company based in the Denver area. From September 2000 to April 2001, Mr. Sakys was Controller of AuraServ Communications. From July 1998 to September 2000, Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998, Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelor of Arts degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara in 1990 and is a Certified Public Accountant.

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

Evan C. Guillemin has served as a director since February 2009 and devotes such time as is necessary to the affairs of the Company. Mr. Guillemin has served as Chief Financial Officer (“CFO”) and Associate Portfolio Manager at Select Equity Group Inc., a registered investment adviser based in New York City, since 2004. Mr. Guillemin also currently serves on the Board of Directors of Shake Shack, Inc. (NYSE: SHAK), and a privately held company. Prior to joining Select Equity Group, Mr. Guillemin served as CFO of Alloy Merchandising Group Inc., the successor to Delias Inc. Mr. Guillemin was an executive and board member of Delias Inc., a NASDAQ-traded specialty retailing company. He served as CFO and then Chief Operating Officer of Delias from 1996 to 2003, when the company was acquired by Alloy Inc. He received his Bachelor of Arts degree from Yale University in 1987 and a Master's degree in Business Administration with distinction from Harvard Business School in 1996.

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

John B. Schmieder has served as a director since April 2015 and devotes such time as is necessary to the affairs of the Company. Mr. Schmieder has been the co-owner and operator of Community Acupuncture of Saint Louis since 2005 and Holistic Fitness since 2010. From 2008 to 2010, Mr. Schmieder also served as the president of the Acupuncture Association of Missouri. From 1995 to 2002, Mr. Schmieder served as an equity and financial analyst at Macy’s Corporation, George K. Baum &Co. and Citizens Funds (now Sentinel Investments). From 1990 to 1993 Mr. Schmieder served in various positions, including senior auditor at Arthur Andersen & Co. He received a Bachelor of Administration in Business degree from the University of San Diego in 1990, a Master’s degree in Business Administration with emphasis in finance and corporate strategy from the University of Michigan in 1995 and a Master’s of Oriental Medicine from the New England School of Acupuncture in 2005.

Luke R. Schmieder served as a director from March 1982 to April 2015. Mr. Schmieder served as our Chief Executive Officer and Treasurer from our inception in March 1982 through his retirement in March, 2009. From 1977 to 1982, Mr. Schmieder served as president and principal of a consulting company for product and process development primarily in the medical field. Mr. Schmieder was employed from 1970 to 1977 by Cobe Laboratories, Inc. (a manufacturer of dialysis and cardiovascular equipment and supplies) as a designer and process controller on various projects. Mr. Schmieder attended Ohio State University and Ohio University, taking courses in mechanical engineering and business management.

Unless otherwise indicated, no director has held any other directorships for the past five years.

Significant Employees and Family Relationships

There were, and are, no family relationships among the Named Executive Officers (“NEOs”), directors or any person chosen to become a director or executive officer other than effective April 8, 2015 Luke R. Schmieder retired as a director and his son, John B. Schmieder was elected as his replacement.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act’) requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than five percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than five percent beneficial owners were complied with during the fiscal year ended March 31, 2015.

Committees of the Board of Directors

The charter of each committee is available in print to any stockholder who requests it, or on our website at www.mesalabs.com/corporate/information/corporate governance. Each of the following directors is a member of all of our committees (Audit, Compensation, and Nominating and Governance):

Michael T. Brooks

H. Stuart Campbell, Nominating and Governance Committee Chairman

Evan C. Guillemin, Audit Committee Chairman

David M. Kelly, Compensation Committee Chairman

John B. Schmieder

Robert V. Dwyer

In addition to the standing committees mentioned above, the Board of Directors may convene special committees to consider various other matters as they arise. During the year ended March 31, 2015, the Board of Directors did not convene any special committees.

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

The Audit Committee met four times during the year ended March 31, 2015. All members of the Audit Committee were present at each meeting (except for one meeting in which one committee member was not able to attend). The Board of Directors has determined that Mr. Evan Guillemin is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and is “independent.” The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (ii) impose on such person any duties, obligations, or liability that are greater than the duties, obligations, and liability imposed on such person as a member of the Audit Committee and the Board of Directors in the absence of such designation, or (iii) affect the duties, obligations, or liability of any other member of the Audit Committee or the Board of Directors.

As required by NASDAQ, our Board of Directors has reviewed the qualifications of our Audit Committee members and has determined that none of them has a relationship with us that may interfere with the exercise of their independence from management and the Company.

Compensation Committee

Pursuant to its charter, the Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities for compensation of executive officers and administration of our compensation and benefit plans. The Compensation Committee met three times during the year ended March 31, 2015, and all members of the Compensation Committee were present at each meeting.

During the year ended March 31, 2015, no members of our Compensation Committee were executive officers serving on the Compensation Committee of another entity whose executive officers served on our Board of Directors. No member of the Compensation Committee was an officer or employee of the Company, or had a business relationship with or conducted any undisclosed transactions with the Company. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in identifying qualified individuals to become members of the Board of Directors, oversees, reviews and where appropriate, makes recommendations concerning the Company’s corporate governance guidelines and conducts an annual self-assessment of Board of Director performance. The committee met three times during the year ended March 31, 2015, and all members of the Nominating and Governance Committee were present.

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

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, executive officers and directors, including our principal executive officer and principal financial officer. The Code of Ethics contains written standards that are reasonably designed to deter wrongdoing and includes provisions regarding ethical conduct, conflicts of interest, proper disclosure in all public communications, compliance with all applicable governmental laws, rules and regulations, and the prompt reporting of violations of the Code of Ethics and accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available on our website at www.mesalabs.com/corporate/information/corporate governance.

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

NEO positions during the year ended March 31, 2015 included: Chief Executive Officer and President, Chief Financial Officer, Chief Sales and Marketing Officer and Senior Vice Presidents of Operations. Other positions may be added as business conditions warrant.

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

Determination of Target Compensation

For the year ended March 31, 2015, the Compensation Committee determined that an appropriate starting point for total compensation of our NEOs was approximately between the 50th and 75 th percentile level, compared to the data obtained from the ERI survey. The Compensation Committee used not only the data from the ERI survey, but also considered individual and team executive performance, along with our financial performance, as criteria to establish target compensation levels for each NEO. From that analysis, and in consideration of our past and future expected financial performance, the Compensation Committee made adjustments to base salaries and target total compensation levels for each NEO that were implemented effective June 1, 2014.

Base Salary

Base salaries for NEOs are determined based upon job responsibilities, level of experience, individual performance and comparisons to the salaries of executives in similar positions from the ERI survey.

Short-term Incentive Plan

Each NEO participates in our Short-term Incentive Plan. The Compensation Committee believes that it is in the best interest of our shareholders to have a substantial component of total compensation “at-risk” and dependent upon our financial performance. For the purpose of the Short-term Incentive Plan, performance is measured by two variables: revenues growth and profit growth. These variables are considered by the Compensation Committee to be a reliable indicator for the creation of long-term stockholder value. Bonus payouts under the Short-term Incentive Plan are tied directly to achievement of these revenues and profit growth targets for the year. If both the revenues and profit growth targets are exceeded by a substantial margin, the maximum bonus payments are set at between 50% and 91% of the base salary for the various NEOs. Of course, if our financial performance is poor, bonus payments could be at or near $0. The Compensation Committee reserves the right to adjust payments under the Short-term Incentive Plan, in the case of unusual circumstances or events, or economic conditions in general.

We do not disclose the specific target revenues and profit growth targets set forth in the Short-term Incentive Plan as we believe that the disclosure thereof would cause us competitive harm. Because we are not disclosing these target objectives, we are stating our assessment of how likely it will be for these targets to be achieved by our NEOs. Although achievement of our target objectives involves future performance and, therefore, is subject to uncertainties, the Compensation Committee believes it has established target objectives that are achievable with an appropriate amount of dedication and hard work and, therefore, it is more likely than not that each NEO will earn a bonus under the Short-term Incentive Plan.

Long-term Incentive Plan

The Compensation Committee believes that it is in the best interest of our shareholders to provide long-term incentive to each NEO with ownership of our stock. Stock ownership by our NEOs directly ties their long-term compensation to the performance of our share price. To achieve this goal, we make stock option grants to each NEO at the time of hire and on an annual basis under our stock compensation plan. These grants are either incentive stock options and/or non-qualified stock options with a term of eight years. The grant price is set at 100% of the market price on the day of the grant and the options vest ratably over seven years. The awards may or may not have performance conditions associated with the vesting of the stock options. The number of stock options awarded is at the discretion of the Compensation Committee.

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

Summary Compensation Table

The following table lists compensation awarded to or earned by the NEOs for the years ended March 31, 2015, 2014 and 2013. We had no other executive officers whose compensation exceeded $100,000 for the year ended March 31, 2015. Additionally, Steven W. Peterson left the Company effective November 30, 2012.

Name and Principal Position	Year	Salary ($)	Option Awards ($)(2)	Non-equity Incentive Plan Compensation ($)(1)	All Other Compensation ($)(3)	Total ($)
(a)	(b)	(c)	(f)	(g)	(i)	(j)

John J. Sullivan, Ph.D.	2015	$316,488	$114,823	$287,000	$9,495	$727,806
CEO and President	2014	302,495	96,702	253,000	9,075	661,272
	2013	290,819	125,317	200,000	8,725	624,861

John V. Sakys	2015	214,335	56,347	119,000	6,430	396,112
Chief Financial Officer	2014	204,997	28,485	113,000	6,150	352,632
effective December 1, 2012	2013	83,836	10,076	70,000	--	163,912

Glenn E. Adriance	2015	212,664	55,723	183,600	6,380	458,367
Chief Sales and Marketing Officer	2014	194,999	34,313	147,000	5,850	382,162
	2013	183,322	33,396	90,000	5,500	312,218

Bryan T. Leo	2015	160,000	30,543	80,000	4,800	275,343
Senior Vice President of Operations	2014	145,000	18,220	52,500	4,350	220,070
	2013	117,123	13,057	49,313	3,514	183,007

Garrett Krushefski	2015	160,000	22,578	80,000	4,800	267,378
Senior Vice President of Operations	2014	150,000	13,736	54,091	4,500	222,327
	2013	--	--	--	--	--

Steven W. Peterson	2015	--	--	--	--	--
Chief Financial Officer	2014	--	--	--	--	--
through November 30, 2012	2013	120,329	269,995	--	188,610	578,934

(1)	This column represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid.
(2)

This column reflects the stock-based compensation expense recognized during the year for each NEO for consolidated financial statement reporting purposes with respect to the years ended March 31, 2015, 2014 and 2013. We calculated these amounts in accordance with the provisions of Accounting Standards Codification (“ASC”) Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model. Effective November 30, 2012, as part of the negotiated separation agreement with Steven W. Peterson, 14,400 unvested options were modified to a) extend the expiration date to 10 years following the original grant date, b) allow them to be exercised through their expiration date, and c) accelerate the vesting such that all options will vest by November 30, 2014. This was a modification of the terms of an equity award and, accordingly, we treated this as an exchange of the original award for a new award. We recorded incremental compensation expense of approximately $240,000 for the year ended March 31, 2013.

(3)

This column represents 401(k) matching funds. For Steven W. Peterson, it also includes a separation payment equivalent to one year of salary, recognized fully in our consolidated statement of income for the year ended March 31, 2013, but to be paid out over 12 months.

Grant of Plan-based Awards

		Estimated future payments under non-equity incentive plan awards (1)			All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)

John J. Sullivan, Ph.D.	4/1/2014	--	--	--	15,000	$89.70	$25.04
	5/1/2014	$14,350	$215,250	$287,000	--	--	--

John J. Sakys	4/1/2014	--	--	--	7,500	89.70	25.04
	5/1/2014	5,950	89,250	119,000	--	--	--

Glenn E. Adriance	4/1/2014	--	--	--	7,500	89.70	25.04
	5/1/2014	11,124	137,700	183,600	--	--	--

Bryan T. Leo	4/1/2014	--	--	--	3,000	89.70	25.04
	5/1/2014	8,960	60,000	80,000	--	--	--

Garrett Krushefski	4/1/2014	--	--	--	3,000	89.70	25.04
	5/1/2014	8,960	60,000	80,000	--	--	--

(1)

This section represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid. These awards are based on various combinations of total revenues and profit growth.

Outstanding Equity Awards at March 31, 2015

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)

John J. Sullivan Ph.D	32,000	--	18.98	5/11/2017
	1,100	--	21.93	4/1/2018
	2,000	--	16.60	4/1/2019
	6,100	--	25.56	4/1/2020
	6,600	2,200	29.20	4/6/2021
	4,000	4,000	50.50	4/2/2022
	1,900	5,700	51.85	4/1/2023
	--	15,000	89.70	4/1/2022

John V. Sakys	4,000	4,000	48.72	10/29/2022
	950	2,850	51.85	4/1/2023
	--	7,500	89.70	4/1/2022

Glenn E. Adriance	275	--	25.56	4/1/2020
	1,100	1,100	29.20	4/6/2021
	1,000	2,000	50.50	4/2/2022
	950	2,850	51.85	4/1/2023
	--	7,500	89.70	4/1/2022

Bryan T. Leo	475	950	50.32	4/23/2017
	775	1,550	50.32	4/23/2022
	625	1,875	51.85	4/1/2023
	--	3,000	89.70	4/1/2022

Garrett Krushefski	1,275	425	29.20	4/1/2016
	600	600	50.50	4/2/2017
	625	1,875	51.85	4/1/2023
	--	3,000	89.70	4/1/2022

Options Exercised During the Year Ended March 31, 2015

Name	Number of Shares Acquired upon Exercise (#)	Value Realized On Exercise (1)
(a)	(b)	(c)
John J. Sullivan, Ph.D.	14,975	$576,188
John V. Sakys	--	--
Glenn E. Adriance	975	49,735
Bryan T. Leo	--	--
Garrett Krushefski	700	35,140

(1)

Determined by multiplying the number of options that were exercised during the year ended March 31, 2015 by the difference between the per share closing price of our common stock on the date of exercise and the exercise price of the options, but not including any tax impact incurred in connection with such exercise.

Potential Payments upon Termination or Change-in-Control

	Salary Continuation upon Termination (1)	Salary Continuation upon Change in Control (1)	Value of Equity Awards Received or to be Received (2)
John J. Sullivan, Ph.D.	$319,000	$638,000	$297,395
John V. Sakys	216,000	432,000	151,918
Glenn E. Adriance	216,000	432,000	148,698

(1)	This amount is based on the NEO’s salary at March 31, 2015.
(2)

The value of accelerating these unvested stock options was calculated by multiplying the number of shares underlying the NEO’s unvested stock options that were in-the-money at March 31, 2015 by the difference between the weighted average exercise price for options in-the-money at March 31, 2015, and our closing price per share on March 31, 2015 (the last trading day of the period).

Director Compensation

	Fees Earned or Paid in Cash	Option Awards(1)	Total
Name	($)	($)	($)
(a)	(b)	(d)	(h)
Michael T. Brooks	$22,000	$33,142	$55,142
H. Stuart Campbell	23,000	33,142	56,142
Robert V. Dwyer	22,000	33,142	55,142
Evan C. Guillemin	24,000	33,142	57,142
David M. Kelly	23,500	33,142	56,642
Luke R. Schmieder	22,000	33,142	55,142

(1)

1,000 and 120 stock options were granted to each director on April 1, 2014 and October 2, 2014, respectively. We calculated these amounts in accordance with the provisions of ASC Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock owned beneficially as of March 31, 2015 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each of our executive officers and directors, and by all of our executive officers and directors as a group.  This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.  As far as is known, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2015 except as set forth below.

	Amount and Nature of Beneficial		Percentage of Class-
Name of Beneficial Owner	Owner		Beneficially Owned
Luke R. Schmieder (1)	179,334	(5)	5.0
John J. Sullivan, Ph.D. (1)	113,036	(6)	3.1
Glenn E. Adriance (1)	24,546	(7)	0.7
H. Stuart Campbell (1)	79,629	(8)	2.2
Michael T. Brooks (1)	39,521	(9)	1.1
Robert V. Dwyer (1)	104,531	(10)	2.9
Evan C. Guillemin (1)	207,421	(11) (12)	5.8
David M. Kelly (1)	9,871	(13)	0.3
John V. Sakys (1)	6,971	(14)	0.2
FMR LLC (2)	310,000		8.7
Conestoga Capital Advisors (3)	394,059		11.1
Nine Ten Capital Management, LLC (4)	207,460		5.8

All executive officers and directors as a group (8 in number)	764,860	(15)	20.9

(1)	The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)	The business address is 82 Devonshire Street, Boston, Massachusetts 02109.
(3)	The business address is 550 E. Swedesford Road, Suite 120, Wayne, Pennsylvania 19087.
(4)	The business address is 12600 Hill Country Blvd., Suite R-230, Austin, Texas 78738.
(5)	Includes 9,846 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.
(6)	Includes 61,943 shares which Dr. Sullivan has the right to acquire within 60 days by exercise of stock options.
(7)	Includes 7,446 shares which Mr. Adriance has the right to acquire within 60 days by exercise of stock options.
(8)	Includes 921 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.
(9)	Includes 10,621 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(10)	Includes 921 shares which Mr. Dwyer has the right to acquire within 60 days by exercise of stock options.
(11)	Includes 7,421 shares which Mr. Guillemin has the right to acquire within 60 days of exercise by stock options
(12)	Includes 200,000 shares beneficially owned by SEG Ventures, LLC, of which Mr. Guillemin is a partner.
(13)	Includes 3,821 shares which Mr. Kelly has the right to acquire within 60 days by exercise of stock options.
(14)	Includes 6,971 shares which Mr. Sakys has the right to acquire within 60 days by exercise of stock options
(15)	Includes 109,911 shares that our executive officers and directors as a group have the right to acquire within 60 days by exercise of stock options.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by EKS&H LLLP, our principal accountant, for the audit of our financial statements, and the fees for other services:

	Year ended March 31,
Type of Fees	2015	2014	2013
Annual audit and quarterly reviews	$213,655	$185,274	$183,910
Audit-related fees – acquisitions	10,000	15,645	117,127
Tax fees	--	--	25,625
All other fees	18,700	12,000	20,899
Total	$242,355	$212,919	$347,561

Part IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a)	Consolidated Financial Statements

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

3.2	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1988.

3.3	Articles of Amendment of Registrant dated October 4, 1990 - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1991.

3.4	Articles of Amendment of Registrant dated October 20, 1992 - incorporated by reference to the Exhibit to the Annual Report on Form 10-KSB for the year ended March 31, 1993.

3.5	Articles of Amendment of Registrant dated October 1, 2012 – incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 2013.

23.1	Consent of EKS&H LLLP, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-186893, 333-152210, 333-122911, 333-48556 and 333-18161) and on Form S-3 (file numbers 333-202487 and 333-138619) of their report dated June 3, 2015, included in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2015.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC. Registrant

Date: June 3, 2015	By:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/H. Stuart Campbell	Chairman of the Board of Directors	June 3, 2015
H. Stuart Campbell

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President, Treasurer and Director	June 3, 2015
John J. Sullivan, Ph.D.

/s/John V. Sakys	Chief Financial and Chief Accounting Officer and Secretary	June 3, 2015
John V. Sakys

/s/John B. Schmieder	Director	June 3, 2015
John B Schmieder

/s/Michael T. Brooks	Director	June 3, 2015
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 3, 2015
Robert V. Dwyer

/s/Evan Guillemin	Director	June 3, 2015
Evan Guillemin

/s/David M. Kelly	Director	June 3, 2015
David M. Kelly