Form 10-Q
period 2015-06-30
MESA LABORATORIES INC /CO
filed 2015-08-04
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

There were 3,593,257 shares of the Issuer’s common stock, no par value, outstanding as of July 27, 2015.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
3.	Quantitative and Qualitative Disclosures About Market Risk	17
4.	Controls and Procedures	17

Part II
1	Legal Proceedings	18
1A.	Risk Factors	18
2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
6.	Exhibits	18

	Signatures	19

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2015 (Unaudited)	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,968	$2,034
Accounts receivable, net	11,179	12,145
Inventories, net	12,871	12,420
Prepaid expenses and other	1,718	1,334
Deferred income taxes	1,552	1,689
Total current assets	29,288	29,622

Property, plant and equipment, net	11,040	9,598
Intangibles, net	31,960	33,231
Goodwill	44,901	44,869

Total assets	$117,189	$117,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,325	$2,503
Accrued salaries and payroll taxes	3,018	4,105
Unearned revenues	1,215	1,314
Current portion of contingent consideration	300	1,220
Other accrued expenses	1,463	1,307
Income taxes payable	1,690	1,208
Current portion of long-term debt	3,000	3,000
Total current liabilities	13,011	14,657

Deferred income taxes	5,176	5,122
Long-term debt	22,000	23,250
Contingent consideration	612	812
Total liabilities	40,799	43,841

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,591,390 and 3,561,540 shares, respectively	18,897	17,751
Retained earnings	57,699	55,962
Accumulated other comprehensive loss	(206)	(234)
Total stockholders’ equity	76,390	73,479

Total liabilities and stockholders’ equity	$117,189	$117,320

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,
	2015	2014

Revenues	$18,158	$16,400
Cost of revenues	7,017	6,695
Gross profit	11,141	9,705

Operating expenses
Selling	1,799	2,063
General and administrative	4,737	3,836
Research and development	963	751
Total operating expenses	7,499	6,650

Operating income	3,642	3,055
Other expense, net	116	162

Earnings before income taxes	3,526	2,893

Income taxes	1,220	1,012

Net income	$2,306	$1,881

Net income per share:
Basic	$0.65	$0.54
Diluted	0.63	0.51

Weighted average common shares outstanding:
Basic	3,575	3,501
Diluted	3,686	3,656

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,
	2015	2014

Net Income	$2,306	$1,881

Other comprehensive income, net of tax:
Foreign currency translation	28	--

Total comprehensive income	$2,334	$1,881

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$2,306	$1,881
Depreciation and amortization	1,504	1,359
Stock-based compensation	327	279
Loss on disposition of assets	--	16
Deferred income taxes	191	--
Foreign currency adjustments	21	--
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	966	(906)
Inventories, net	(451)	(831)
Prepaid expenses and other	(384)	(206)
Accounts payable	(178)	(35)
Accrued liabilities and taxes payable	(222)	(659)
Unearned revenues	(99)	(472)
Contingent consideration	(1,120)	--
Net cash provided by operating activities	2,861	426

Cash flows from investing activities:
Acquisitions	--	(13,817)
Purchases of property, plant and equipment	(1,675)	(393)
Net cash used in investing activities	(1,675)	(14,210)

Cash flows from financing activities:
Proceeds from the issuance of debt	--	18,000
Payments on debt	(1,250)	(6,500)
Dividends	(569)	(526)
Proceeds from the exercise of stock options	560	435
Net cash (used in) provided by financing activities	(1,259)	11,409

Effect of exchange rate changes on cash and cash equivalents	7	--

Net decrease in cash and cash equivalents	(66)	(2,375)
Cash and cash equivalents at beginning of period	2,034	5,575

Cash and cash equivalents at end of period	$1,968	$3,200

Cash paid for:
Income taxes	$344	$274
Interest	129	92

Supplemental non-cash activity:
Repayment of employee loans for stock options	$--	$24

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across seven physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2015, has been derived from audited consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2015.

The summary of our significant accounting policies is incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2015.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and International Accounting Standards Board “(IASB”) issued a jointly converged standard on the recognition of revenue from contracts with customers. The issued guidance converges the criteria for reporting revenues, as well as requiring disclosures sufficient to describe the nature, amount, timing and uncertainty of revenues and cash flows arising from these contracts. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2019. We are evaluating the impact of this standard on our condensed consolidated financial statements and disclosures.

Note 2 – Acquisitions

We did not make any acquisitions during the three months ended June 30, 2015.

In July 2015, we completed a business combination (the “Infitrak Acquisition”) whereby we acquired all of the common stock of 2396081 Ontario Inc. and its wholly owned operating subsidiary, Infitrak Inc. (collectively “Infitrak”), a company whose business provides consulting, packaging and measuring solutions for cold chain applications. The purchase price for the common stock of Infitrak was $12,000,000 CDN (approximately $9,600,000 USD), consisting of a cash payment of $11,000,000 CDN at closing with the remaining $1,000,000 CDN due at the one year anniversary of the closing date, subject to a working capital adjustment. In addition, the Infitrak acquisition agreement provides for contingent consideration of up to $15,000,000 CDN (approximately $12,000,000 USD) based upon the growth of the Infitrak cold chain business during the first two years subsequent to the acquisition.

Note 3 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2015	March 31, 2015
Raw materials	$10,381	$10,366
Work-in-process	995	530
Finished goods	1,962	1,913
Less: reserve	(467)	(389)
	$12,871	$12,420

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2015	March 31, 2015
Line of credit (1.69% at June 30, 2015)	$13,000	$13,500
Term loan (2.19% at June 30, 2015)	12,000	12,750
Less: current portion	(3,000)	(3,000)
Long-term portion	$22,000	$23,250

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit. Funds from the Credit Facility were used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

In April 2014, the Credit Facility was amended to include a $15,000,000 term loan (the “Initial Term Loan”) and to extend the maturity date of the Credit Facility to June 30, 2017.

On July 1, 2015, we further amended our Credit Facility to extend the maturity date to June 30, 2020, increase the Line of Credit to $50,000,000 and establish a new $20,000,000 term loan (the “Term Loan”). The majority of the proceeds from the Term Loan were used to pay down the remaining $12,000,000 balance of the Initial Term Loan. The remaining $8,000,000 was combined with a $1,000,000 draw under the Line of Credit to fund the Infitrak Acquisition (see Note 2).

Under the Line of Credit, indebtedness bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.25%; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the bank’s prime rate adjusted down by 0.5%. We elect the interest rate with each borrowing under the line of credit. In addition, there is an unused line fee of 0.25%. Letter of credit fees are based on the applicable LIBOR rate.

The Term Loan bears interest at LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.25% and requires 20 quarterly principal payments (the first due date was July 15, 2015) in the amount of $750,000 with the remaining balance of principal and accrued interest due on June 30, 2020.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at June 30, 2015.

As of July 1, 2015, future contractual maturities of debt as are as follows (in thousands):

Year ending March 31,
2016	$2,250
2017	3,000
2018	3,000
2019	3,000
2020	3,000
Thereafter	19,750
$34,000

On July 15, 2015, we made a $750,000 required principle payment on the Term Loan.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2015	2014
Total cost of stock-based compensation charged against income before income taxes	$327	$279
Amount of income tax benefit recognized in earnings	113	98
Amount charged against net income	$214	$181

Impact on net income per common share:
Basic	$0.06	$0.05
Diluted	0.06	0.05

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

The following is a summary of stock option activity for the three months ended June 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2015	437,248	$55.81	4.9	$9,445
Stock options granted	167,270	70.78	7.6
Stock options forfeited	(4,691)	71.71	6.8
Stock options expired	--	--
Stock options exercised	(35,034)	35.21
Outstanding at June 30, 2015	564,793	61.39	5.7	15,639

Exercisable at June 30, 2015	204,379	41.32	3.9	9,740

The total intrinsic value of stock options exercised was $1,815,449 and $826,000 for the three months ended June 30, 2015 and 2014, respectively.

A summary of the status of our unvested stock option shares as of June 30, 2015 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at March 31, 2015	274,038	$18.42
Stock options granted	167,270	18.40
Stock options forfeited	(4,691)	19.15
Stock options vested	(76,203)	14.55
Unvested at June 30, 2015	360,414	19.22

As of June 30, 2015, there was $5,455,000 of total unrecognized compensation expense related to unvested stock options. As of June 30, 2015, we have 930,410 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended
	June 30,
	2015	2014
Net income available for stockholders	$2,306	$1,881
Weighted average outstanding shares of common stock	3,575	3,501
Dilutive effect of stock options	111	155
Common stock and equivalents	3,686	3,656

Net income per share:
Basic	$0.65	$0.54
Diluted	0.63	0.51

For the three months ended June 30, 2015 and 2014, 295,000 and 156,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

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

During the year ended March 31, 2015 we successfully completed and filed several state sales tax returns which concluded our obligation for historical sales taxes in those states. In addition we continued to work through the process in the remaining states. As a result of this work, we determined that our exposure had increased above and beyond our original accrual and as a result, we recorded an additional accrual of $460,000 during the year ended March 31, 2015. We are hopeful that we are far enough in the process that we have accrued for the ultimate amount of liability that will be paid but our work was based upon facts and circumstances known at such time and our ultimate liability is subject to change as further analysis is completed and state sales tax returns are filed.

Note 8 – Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at March 31, 2015	$(234)	$(234)
Unrealized (losses) gains arising during the period	28	28
Balance at June 30, 2015	$(206)	$(206)

	Foreign Currency Translation	AOCI
Balance at March 31, 2014	$--	$--
Unrealized (losses) gains arising during the period	--	--
Balance at June 30, 2014	$--	$--

Note 9 - Segment Information

We have three reporting segments: Biological Indicators, Instruments and Continuous Monitoring. The following tables set forth our segment information (in thousands):

	Three Months Ended June 30, 2015
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$7,236	$8,331	$2,591	$18,158

Gross profit	$4,749	$5,355	$1,037	$11,141
Selling expenses	360	981	458	1,799
	$4,389	$4,374	$579	9,342
Reconciling items (1)				(5,816)
Earnings before income taxes				$3,526

	Three Months Ended June 30, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Total
Revenues	$6,417	$7,685	$2,298	$16,400

Gross profit	$3,784	$4,927	$994	$9,705
Selling expenses	404	992	667	2,063
	$3,380	$3,935	327	7,642
Reconciling items (1)				(4,749)
Earnings before income taxes				$2,893

(1) Reconciling items include general and administrative, research and development, and other expenses.

	June 30, 2015	March 31, 2015
Total assets
Biological Indicators	$37,384	$36,304
Instruments	43,636	44,401
Continuous Monitoring	30,931	31,558
Corporate and administrative	5,238	5,057
	$117,189	$117,320

All long-lived assets are located in the United States except for $4,512,000 which are associated with our subsidiary located in Chassieu, France.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended
	June 30,
	2015	2014
Net revenues from unaffiliated customers:
United States	$12,194	$8,491
Foreign	5,964	7,909
	$18,158	$16,400

No foreign country exceeds 10 percent of total revenues.

Note 10 – Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax income. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, settlement with taxing authorities and foreign currency fluctuations.

Our effective income tax rate was 34.6 percent and 35 percent for the three months ended June 30, 2015 and 2014, respectively. The effective tax rate for the three months ended June 30, 2015 differed from the statutory federal rate of 35 percent primarily as a result of the impact of state income taxes and certain discrete period items. We anticipate that our effective tax rate for the year ending March 31, 2016 will approximate 35 to 37 percent.

Note 11 - Subsequent Event

In July 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2015, to shareholders of record at the close of business on August 31, 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "expect," "project," “anticipate,” "estimate," "intend," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenue growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2015, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across seven physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Our revenues come from two main sources – products sales and services. Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicator and cold chain packaging products are disposable and are used on a routine basis for quality control, thus product sales are less sensitive to general economic conditions. Instrument products, cold chain services and continuous monitoring systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, some of which require periodic repair and recalibration or certification of our instrument products and continuous monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products and systems competitively and, where possible, we try to pass along cost increases in order to maintain our margins.

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

Year Ending March 31, 2016 Acquisitions

During the year ending March 31, 2016, we completed the following acquisition:

In July 2015, we completed a business combination (the “Infitrak Acquisition”) whereby we acquired all of the common stock of 2396081 Ontario Inc. and its wholly owned operating subsidiary, Infitrak Inc. (collectively “Infitrak”), a company whose business provides consulting, packaging and measuring solutions for cold chain applications.

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

The markets for our biological indicators and cold chain packaging products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes.

In general, our instruments products, cold chain services and our continuous monitoring systems are impacted more by general economic conditions than our biological indicator and cold chain packaging products. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. However demand for our instruments products, cold chain services and continuous monitoring systems remains strong and we strive to continue to grow revenues going forward.

We are working on several research and development projects that, if completed, may result in new products for both existing customers and new markets. We are hopeful that all of our divisions will have new products available for sale in the coming year.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2015	2014	Change	Change
Revenues	$18,158	$16,400	$1,758	11%
Cost of revenues	7,017	6,695	322	5%
Gross profit	$11,141	$9,705	$1,436	15%
Gross profit margin	61%	59%	2%

Operating expenses
Selling	$1,799	$2,063	$(264)	(13)%
General and administrative	4,737	3,836	901	23%
Research and development	963	751	212	28%
	$7,499	$6,650	$849	13%

Operating income	$3,642	$3,055	$587	19%
Net income	2,306	1,881	425	23%
Net profit margin	13%	11%	2%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2015	2014	Change	Change
Biological Indicators	$7,236	$6,417	$819	13%
Instruments	8,331	7,685	646	8%
Continuous Monitoring	2,591	2,298	293	13%
Total	$18,158	$16,400	$1,758	11%

Three months ended June 30, 2015 versus June 30, 2014

Biological Indicators revenues increased as a result of the ATI, PCD, Früh and Cherwell Acquisitions while organic growth was flat.

Instruments revenues increased as a result of the timing of the BGI acquisition and organic growth of seven percent in our existing product lines which was achieved through existing and new customers.

Continuous Monitoring revenues increased as a result of organic growth of 13 percent which was achieved through existing and new customers.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2015	2014	Change	Change
Biological Indicators	$4,749	$3,784	$965	26%
Gross profit margin	66%	59%	7%

Instruments	5,355	4,927	428	9%
Gross profit margin	64%	64%	--%

Continuous Monitoring	1,037	994	43	4%
Gross profit margin	40%	43%	(3)%

Total gross profit	$11,141	$9,705	$1,436	15%
Gross profit margin	61%	59%	2%

Three months ended June 30, 2015 versus June 30, 2014

Biological Indicators gross profit margin percentage increased as a result of the ATI, PCD, Früh and Cherwell Acquisitions, price increases and volume-based efficiencies associated with revenues growth.

Instruments gross margin percentage was flat as a result of the completion of integration activities associated with the BGI acquisition which was offset by a change in our product and service mix.

Continuous Monitoring gross profit margin decreased primarily as a result of a change in our product and service mix. Our integration activities associated with the division are essentially completed and we are now focused on cost reduction initiatives to stream line the operations. We are hopeful that we will be able to improve the gross profit margin percentage in the future but it is unclear as to how much improvement we will be able to obtain.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 increased as compared to the prior year as follows (in thousands):

Increase (Decrease)
Three Months Ended June 30, 2014
Selling	$(264)

General and administrative
Amortization	100
Personnel costs	900
ERP system upgrade	170
Other, net	(269)
901

Research and development	212

Operating expenses	$849

Selling

Three months ended June 30, 2015 versus June 30, 2014

Selling expenses decreased as compared to the prior year primarily due to a reduction in both bad debt expense and personnel costs. As a percentage of revenues, selling expense decreased to 10 percent as compared to 13 percent in the prior period.

General and administrative

Three months ended June 30, 2015 versus June 30, 2014

General and administrative expenses increased as compared to the prior year primarily due to increased amortization and personnel expenses resulting from the Früh, Cherwell, ATI and PCD Acquisitions and increased spending on our ERP system upgrade.

Research and Development

Three months ended June 30, 2015 versus June 30, 2014

Research and development expenses increased as compared to the prior year as a result of the addition of several new product and software engineers to support existing and acquired businesses.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 35 percent to 37 percent. Otherwise, net income varied with the changes in revenues, gross profit and operating expenses (which includes $1,271,000 of non-cash amortization of intangible assets).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we are building a new facility in the same general area. Construction began in July 2015 and we are hopeful that the building will be completed no later than September 30, 2016. During our year ended March 31, 2015 we acquired the related land for $741,000 and we anticipate that the remaining cost of the new facility will be approximately $14,000,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $3,000,000 to partially offset the cost of the new building.

We are currently implementing a new ERP system which has required a significant amount of cash. We incurred $175,000 and $993,000, respectively of expense associated with this project for the three months ended June 30, 2015 and the year ended March 31, 2015. Our expectation is that we will go live with our new ERP system during our third quarter ending December 31, 2015. We anticipate that we will incur up to an additional $500,000 to $750,000 for activities necessary to go live and for related post go-live support. In addition, we may incur additional costs associated with software system upgrades.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $16,277,000 and $14,965,000, respectively, at June 30, 2015 and March 31, 2015.

In February 2012, we entered into a three year agreement (the “Credit Facility”) for a $20,000,000 revolving line of credit (“Line of Credit”) and up to $1,000,000 of letters of credit. Funds from the Credit Facility were used for general working capital and corporate needs, retiring existing debt, or to support acquisitions and capital expenditures.

In April 2014, the Credit Facility was amended to include a $15,000,000 term loan (the “Initial Term Loan”) and to extend the maturity date of the Credit Facility to June 30, 2017.

On July 1, 2015, we further amended our Credit Facility to extend the maturity date to June 30, 2020, increase the Line of Credit to $50,000,000 and establish a new $20,000,000 term loan (the “Term Loan”). The majority of the proceeds from the Term Loan were used to pay down the remaining $12,000,000 balance of the Initial Term Loan.

Under the Line of Credit, indebtedness bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.25%; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the bank’s prime rate adjusted down by 0.5%.

The Term Loan bears interest at LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.25% and requires 20 quarterly principal payments (the first due date was July 15, 2015) in the amount of $750,000 with the remaining balance of principal and accrued interest due on June 30, 2020.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at June 30, 2015.

As of July 31, 2015, we had $33,250,000 in outstanding indebtedness and unused capacity under our Credit Facility of $36,000,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through June 30, 2015.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2016	2015
First quarter	$0.16	$0.15
Second quarter	-	0.15
Third quarter	-	0.16
Fourth quarter	-	0.16

In July 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2015, to shareholders of record at the close of business on August 31, 2015.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$2,861	$426
Net cash used in investing activities	(1,675)	(14,210)
Net cash (used in) provided by financing activities	(1,259)	11,409

Net cash provided by operating activities for the three months ended June 30, 2015 increased primarily due to the efficient management of working capital.

Net cash used in investing activities for the three months ended June 30, 2015 resulted from the purchase of $1,675,000 of property, plant and equipment. Net cash used in investing activities for the three months ended June 30, 2014 resulted primarily from the $10,268,000 BGI Acquisition and the purchase of $393,000 of property, plant and equipment.

Net cash used in financing activities for the three months ended June 30, 2015 resulted from the repayment of debt of $1,250,000 and the payment of dividends of $569,000, partially offset by proceeds from the exercise of stock options of $560,000. Net cash provided by financing activities for the three months ended June 30, 2014 resulted from borrowings under our Credit Facility of $18,000,000 and proceeds from the exercise of stock options of $435,000, partially offset by the repayment of debt of $6,500,000 and the payment of dividends of $526,000.

At June 30, 2015, we had contractual obligations for open purchase orders of approximately $10,700,000 for routine purchases of supplies and inventory, which are payable in less than one year.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2015 in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at June 30, 2015.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2015. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2015. As allowed, this evaluation excludes the operations of acquired entities during the three months ended June 30, 2015 due to the timing of the acquisitions.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2015, under the heading “Part I – Item 1A. Risk Factors.”  There have been no material changes to those risk factors.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 2015	--	$--	162,486	137,514
May 2015	--	--	162,486	137,514
June 2015	--	--	162,486	137.514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: August 4, 2015	By:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: August 4, 2015	By:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer