Form 10-Q
period 2015-09-30
MESA LABORATORIES INC /CO
filed 2015-11-04
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐TRANSITION REPORT PURSUANT TOSECTION 13 OR 15 (d) OF THE SECURITES EXCHANGE ACT OF 1934

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

There were 3,603,713 shares of the Issuer’s common stock, no par value, outstanding as of October 31, 2015.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosures About Market Risk	23
4.	Controls and Procedures	23

Part II
1	Legal Proceedings	24
1A.	Risk Factors	24
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
6.	Exhibits	24

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2015 (Unaudited)	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$5,460	$2,034
Accounts receivable, net	12,687	12,145
Inventories, net	13,363	12,420
Prepaid expenses and other	1,943	1,334
Deferred income taxes	1,541	1,689
Total current assets	34,994	29,622

Property, plant and equipment, net	14,713	9,598
Intangibles, net	40,794	33,231
Goodwill	65,392	44,869

Total assets	$155,893	$117,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,038	$2,503
Accrued salaries and payroll taxes	4,021	4,105
Unearned revenues	3,041	1,314
Current portion of contingent consideration	4,892	1,220
Other accrued expenses	5,629	1,307
Income taxes payable	233	1,208
Current portion of long-term debt	3,000	3,000
Total current liabilities	23,854	14,657

Deferred income taxes	4,861	5,122
Long-term debt	43,750	23,250
Contingent consideration	4,480	812
Total liabilities	76,945	43,841

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,602,331 and 3,561,540 shares, respectively	19,675	17,751
Retained earnings	58,876	55,962
Accumulated other comprehensive income (loss)	397	(234)
Total stockholders’ equity	78,948	73,479

Total liabilities and stockholders’ equity	$155,893	$117,320

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Revenues	$21,776	$18,540	$39,934	$34,940
Cost of revenues	8,709	7,417	15,726	14,112
Gross profit	13,067	11,123	24,208	20,828

Operating expenses
Selling	2,288	1,342	4,087	3,405
General and administrative	6,782	4,005	11,519	7,841
Research and development	991	876	1,954	1,627
Total operating expenses	10,061	6,223	17,560	12,873

Operating income	3,006	4,900	6,648	7,955
Other expense, net	213	157	329	319

Earnings before income taxes	2,793	4,743	6,319	7,636

Income taxes	1,041	1,683	2,261	2,695

Net income	$1,752	$3,060	$4,058	$4,941

Net income per share:
Basic	$0.49	$0.87	$1.13	$1.41
Diluted	0.47	0.84	1.09	1.35

Weighted average common shares outstanding:
Basic	3,598	3,508	3,587	3,504
Diluted	3,742	3,640	3,715	3,648

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net Income	$1,752	$3,060	$4,058	$4,941

Other comprehensive income, net of tax:
Foreign currency translation	603	--	631	--

Total comprehensive income	$2,355	$3,060	$4,689	$4,941

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,058	$4,941
Depreciation and amortization	3,439	2,721
Stock-based compensation	657	516
Loss on disposition of assets	--	16
Deferred income taxes	(113)	--
Foreign currency adjustments	647	--
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	668	(1,952)
Inventories, net	(548)	(1,515)
Prepaid expenses and other	(609)	(682)
Accounts payable	65	632
Accrued liabilities and taxes payable	2,785	(307)
Unearned revenues	114	(626)
Contingent consideration	(2,201)	--
Net cash provided by operating activities	8,962	3,744

Cash flows from investing activities:
Acquisitions	(20,687)	(13,817)
Purchases of property, plant and equipment	(5,035)	(908)
Net cash used in investing activities	(25,722)	(14,725)

Cash flows from financing activities:
Proceeds from the issuance of debt	22,500	18,000
Payments on debt	(2,000)	(8,750)
Dividends	(1,144)	(1,052)
Proceeds from the exercise of stock options	846	865
Net cash provided by financing activities	20,202	9,063

Effect of exchange rate changes on cash and cash equivalents	(16)	--

Net increase (decrease) in cash and cash equivalents	3,426	(1,918)
Cash and cash equivalents at beginning of period	2,034	5,575

Cash and cash equivalents at end of period	$5,460	$3,657

Cash paid for:
Income taxes	$2,862	$1,492
Interest	315	210

Supplemental non-cash activity:
Repayment of employee loans for stock options	$--	$24
Contingent consideration as part of an acquisition	9,541	--

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Note 2 – Acquisitions and Dispositions

Acquisitions

For the six months ended September 30, 2015, our acquisitions of businesses (net of cash acquired) totaled $30,228,000, which consisted of the following:

Infitrak

On July 6, 2015, we completed a business combination (the “Infitrak Acquisition”) whereby we acquired all of the common stock of 2396081 Ontario Inc. and its wholly owned operating subsidiary, Infitrak Inc. (collectively “Infitrak”), a company whose business provides consulting, packaging and measuring solutions for cold chain applications. The stock purchase agreement (the “Infitrak Agreement”) includes provisions for both contingent consideration based upon the two year growth in gross profit (as defined in the Earn-Out Agreement) of our cold chain business subsequent to the acquisition and for a holdback payment (subject to a post-closing adjustment), payable at the one year anniversary of the closing date.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential consideration payable ranges from $0 to $15,000,000 CDN (approximately $11,500,000) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,541,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. After the finalization of our purchase accounting, any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

We expect to achieve savings and generate growth as we integrate the Infitrak operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is not expected to be deductible for tax purposes and it was assigned to our Cold Chain segment.

The Infitrak Acquisition constituted the acquisition of a business and was recognized at fair value. Due to the recent nature of the transaction, the purchase price allocation was based upon a preliminary estimated fair value of the assets and liabilities acquired as we are in the process of finalizing our valuation of the assets acquired and liabilities assumed. We determined the preliminary estimated fair values using discounted cash flow analyses and estimates made by management. The following reflects our preliminary allocation of the consideration, subject to customary purchase price adjustments in accordance with the Infitrak Agreement (in thousands):

Cash consideration	$8,748
Holdback payment liability	637
Contingent consideration liability	9,541
Aggregate consideration	$18,926

Accounts receivable, net	$925
Inventories, net	310
Property, plant and equipment, net	530
Intangibles, net	5,869
Goodwill	12,529
Accounts payable	(470)
Accrued liabilities	(767)
Total purchase price allocation	$18,926

The accompanying condensed consolidated statements of income include the results of the Infitrak Acquisition from the acquisition date of July 6, 2015. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2015 and 2014, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$21,858	$19,302	$41,774	$36,465
Net income	1,765	3,150	4,360	5,122
Net Income per common share:
Basic	$0.49	$0.90	$1.22	$1.46
Diluted	0.47	0.87	1.17	1.40

North Bay

On August 6, 2015, we completed a business combination (the “North Bay Acquisition”) whereby we acquired substantially all of the assets (other than certain fixed assets) and certain liabilities of the dental sterilizer testing business of North Bay Bioscience, LLC (“North Bay”). The asset purchase agreement (the “North Bay Agreement”) includes a provision for a holdback payment (subject to a post-closing adjustment), payable at the one year anniversary of the closing date.

We expect to achieve savings and generate growth as we integrate the North Bay operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is expected to be deductible for tax purposes and it was assigned to our Biological Indicators segment.

The North Bay Acquisition constituted the acquisition of a business and was recognized at fair value. Due to the recent nature of the transaction, the purchase price allocation was based upon a preliminary estimated fair value of the assets and liabilities acquired as we are in the process of finalizing our valuation of the assets acquired and liabilities assumed. We determined the preliminary estimated fair values using discounted cash flow analyses and estimates made by management. The following reflects our preliminary allocation of the consideration, subject to customary purchase price adjustments in accordance with the North Bay Agreement (in thousands):

Cash consideration	$10,322
Holdback payment liability	1,000
Aggregate consideration	$11,322

Cash	$20
Accounts receivable, net	285
Inventories, net	85
Property, plant and equipment, net	229
Intangibles, net	4,454
Goodwill	7,962
Accrued liabilities	(100)
Unearned revenues	(1,613)
Total purchase price allocation	$11,322

The accompanying condensed consolidated statements of income include the results of the North Bay Acquisition from the acquisition date of August 6, 2015. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2015 and 2014, are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$22,124	$19,620	$41,328	$37,100
Net income	1,826	3,210	4,352	5,241
Net Income per common share:
Basic	$0.51	$0.91	$1.21	$1.50
Diluted	0.49	0.88	1.17	1.44

Note 3 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Raw materials	$11,641	$10,366
Work-in-process	124	530
Finished goods	2,022	1,913
Less: reserve	(424)	(389)
	$13,363	$12,420

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2015	March 31, 2015
Line of credit (1.94% at September 30, 2015)	$27,500	$13,500
Term loan (1.94% at September 30, 2015)	19,250	12,750
Less: current portion	(3,000)	(3,000)
Long-term portion	$43,750	$23,250

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at September 30, 2015.

As of September 30, 2015, future contractual maturities of debt as are as follows (in thousands):

Year Ending March 31,
2016	$1,500
2017	3,000
2018	3,000
2019	3,000
2020	3,000
Thereafter	33,250
$46,750

In October 2015, we made a $750,000 required principle payment on the Term Loan and we borrowed $2,000,000 under the Line of Credit to fund a litigation settlement payment (see Note 7).

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Total cost of stock-based compensation charged against income before income taxes	$330	$237	$657	$516
Amount of income tax benefit recognized in earnings	123	84	235	182
Amount charged against net income	$207	$153	$422	$334
Impact on net income per common share:
Basic	$0.06	$0.04	$0.12	$0.10
Diluted	0.06	0.04	$0.11	0.09

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

The following is a summary of stock option activity for the six months ended September 30, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2015	437,248	$55.81	4.9	$9,445
Stock options granted	180,050	72.18	7.3
Stock options forfeited	(11,989)	77.29	7.6
Stock options expired	--	--
Stock options exercised	(49,822)	38.56
Outstanding at September 30, 2015	555,487	62.20	5.5	27,330

Exercisable at September 30, 2015	189,816	40.93	3.7	13,376

The total intrinsic value of stock options exercised was $2,759,463 and $1,516,000 for the six months ended September 30, 2015 and 2014, respectively.

A summary of the status of our unvested stock option shares as of September 30, 2015 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at March 31, 2015	274,038	$18.42
Stock options granted	180,050	18.5
Stock options forfeited	(11,989)	19.63
Stock options vested	(76,428)	14.56
Unvested at September 30, 2015	365,671	19.23

As of September 30, 2015, there was $5,214,386 of total unrecognized compensation expense related to unvested stock options. As of September 30, 2015, we have 917,610 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income available for shareholders	$1,752	$3,060	$4,058	$4,941
Weighted average outstanding shares of common stock	3,598	3,508	3,587	3,504
Dilutive effect of stock options	144	132	128	144
Common stock and equivalents	3,742	3,640	3,715	3,648

Net income per share:
Basic	$0.49	$0.87	$1.13	$1.41
Diluted	0.47	0.84	1.09	1.35

For both the three and six months ended September 30, 2015, $136,000 and $135,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

For both the three and six months ended September 30, 2014, 156,000 and zero outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

Under the terms of the Amega Agreement, we were required to pay contingent consideration (the “Amega Earn-Out”) if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition met certain levels. The potential consideration payable ranged from $0 to $10,000,000 and was based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Any changes to the contingent consideration ultimately paid would have resulted in additional income or expense in our condensed consolidated statements of income. The contingent consideration was payable in the third quarter of our year ending March 31, 2017.

In November 2014, Amega and its owner Anthony Amato (“Amato”) filed a complaint (Anthony Amato and Amega Scientific Corporation v. Mesa Laboratories, Inc., Civil Action No. 1:14-cv-03228) in the United States District Court for the district of Colorado asserting, among other items, that our termination of Amato as an employee impacted his ability to maximize the potential consideration payable under the Amega Earn-Out and to exercise stock options that failed to vest. The plaintiff was seeking an immediate maximum payout of $10,000,000 under the Amega Earn-Out, the immediate acceleration of the 10,000 stock options granted Amato upon his initial employment along with other consequential damages in excess of $500,000, lost future earnings and punitive damages. In addition, Amato alleged that we improperly withheld $704,065.86 from the holdback consideration under the Amega Agreement. In January 2015 we filed a motion to dismiss the complaint with prejudice.

In October 2015, we entered into a settlement agreement (the “Amato Settlement”) whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment while we had $1,041,000 accrued on our condensed consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying condensed consolidated statements of income for the three and six months ended September 30, 2015.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. The contingent consideration is payable in our quarter ending December 31, 2015 (based upon the current run rate projected over the entire three-year contingent consideration period) and is subject to modification at the end of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

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

During the year ended March 31, 2015 we successfully completed and filed several state sales tax returns which concluded our obligation for historical sales taxes in those states. In addition we continued to work through the process in the remaining states. As a result of this work, we determined that our exposure had increased above and beyond our original accrual and as a result, we recorded an additional accrual of $460,000 during the year ended March 31, 2015. During the six months ended September 30, 2015 we successfully completed and filed additional state sales tax returns which concluded our obligation for historical sales taxes in those remaining states.

Note 8 – Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at June 30, 2015	$(206)	$(206)
Quarter ended September 30, 2015:
Unrealized gain arising during the period	603	603
Balance at September 30, 2015	$397	$397

	Foreign Currency Translation	AOCI
Balance at June 30, 2014	$--	$--
Quarter ended September 30, 2014:
Unrealized gain arising during the period	--	--
Balance at September 30, 2014	$--	$--

	Foreign Currency Translation	AOCI
Balance at March 31, 2015	$(234)	$(234)
Six months ended September 30, 2015:
Unrealized gain arising during the period	631	631
Balance at September 30, 2015	$397	$397

	Foreign Currency Translation	AOCI
Balance at March 31, 2014	$--	$--
Six months ended September 30, 2014:
Unrealized gain arising during the period	--	--
Balance at September 30, 2014	$--	$--

Note 9 - Segment Information

We have four reporting segments: Biological Indicators, Instruments, Continuous Monitoring and Cold Chain. The following tables set forth our segment information (in thousands):

	Three Months Ended September 30, 2015
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$8,482	$9,228	$2,226	$1,840	$21,776

Gross profit	$5,539	$5,705	$955	$868	$13,067
Selling expenses	507	1,210	508	63	2,288
	$5,032	$4,495	$447	$805	10,779
Reconciling items (1)					(7,986)
Earnings before income taxes					$2,793

	Three Months Ended September 30, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$6,441	$9,065	$3,034	$--	$18,540

Gross profit	$4,051	$5,455	$1,617	$--	$11,123
Selling expenses	368	829	145	--	1,342
	$3,683	$4,626	$1,472	$--	9,781
Reconciling items (1)					(5,038)
Earnings before income taxes					$4,743

	Six Months Ended September 30, 2015
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$15,718	$17,559	$4,817	$1,840	$39,934

Gross profit	$10,288	$11,060	$1,992	$868	$24,208
Selling expenses	867	2,191	966	63	4,087
	$9,421	$8,869	$1,026	$805	20,121
Reconciling items (1)					(13,802)
Earnings before income taxes					$6,319

	Six Months Ended September 30, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$12,858	$16,750	$5,332	$--	$34,940

Gross profit	$7,835	$10,382	$2,611	$--	$20,828
Selling expenses	772	1,821	812	--	3,405
	$7,063	$8,561	$1,799	$--	17,423
Reconciling items (1)					(9,787)
Earnings before income taxes					$7,636

(1) Reconciling items include general and administrative, research and development, and other expenses.

	September 30, 2015	March 31, 2015
Total assets
Biological Indicators	$51,641	$36,304
Instruments	44,952	44,401
Continuous Monitoring	30,339	31,558
Cold Chain	20,017	--
Corporate and administrative	8,944	5,057
	$155,893	$117,320

All long-lived assets are located in the United States except for $4,359,000 and $18,690,000 which are associated with our French and Canadian subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenues from unaffiliated customers:
United States	$12,529	$9,698	$24,723	$18,189
Foreign	9,247	8,842	15,211	16,751
	$21,776	$18,540	$39,934	$34,940

No foreign country exceeds 10% of total revenues other than Canada, which represents 10.6% of revenues for the three months ended September 30, 2015.

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

Our effective income tax rate was 37.3 and 35.5 percent for the three months ended September 30, 2015 and 2014, respectively and 35.8 and 35.3 percent for the six months ended September 30, 2015 and 2014, respectively. The effective tax rate for the three and six months ended September 30, 2015 differed from the statutory federal rate of 35 percent primarily as a result of the impact of state income taxes and certain discrete period items. We anticipate that our effective tax rate for the year ending March 31, 2016 will approximate 35 to 37 percent.

Note 11 - Subsequent Event

In October 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2015, to shareholders of record at the close of business on November 30, 2015.

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

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division manufactures and markets biological indicators and distributes chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Year Ending March 31, 2016 Acquisitions

During the year ending March 31, 2016, we completed the following eight acquisitions (the “2016 Acquisitions”):

In October 2015, we completed six business combinations (the “October 2015 European BI Distributor Acquisitions”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BIOLOGIK S.R.L., VWR International PBI S.R.L., Cruinn Diagnostics Ltd., Mecolab AG, Miclev Medical Products AB and Tiselab S.L.’s business segment associated with the distribution of our biological indicator products.

In August 2015, we completed a business combination (the “North Bay Acquisition”) whereby we acquired substantially all of the assets (other than certain fixed assets) and certain liabilities of the dental sterilizer testing business of North Bay Bioscience, LLC (“North Bay”).

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

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$21,776	$18,540	$3,236	17%
Cost of revenues	8,709	7,417	1,292	17%
Gross profit	$13,067	$11,123	$1,944	17%
Gross profit margin	60%	60%	--%

Operating expenses
Selling	$2,288	$1,342	$946	70%
General and administrative	6,782	4,005	2,777	69%
Research and development	991	876	115	13%
	$10,061	$6,223	$3,838	62%

Operating income	$3,006	$4,900	$(1,894)	(39)%
Net income	1,752	3,060	(1,308)	(43)%
Net profit margin	8%	17%	(9)%

	Six Months Ended September 30,			Percent
	2015	2014	Change	Change
Revenues	$39,934	$34,940	$4,994	14%
Cost of revenues	15,726	14,112	1,614	11%
Gross profit	$24,208	$20,828	$3,380	16%
Gross profit margin	61%	60%	1%

Operating expenses
Selling	$4,087	$3,405	$682	20%
General and administrative	11,519	7,841	3,678	47%
Research and development	1,954	1,627	327	20%
	$17,560	$12,873	$4,687	36%

Operating income	$6,648	$7,955	$(1,307)	(16)%
Net income	4,058	4,941	(883)	(18)%
Net profit margin	10%	14%	(4)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2015	2014	Change	Change
Biological Indicators	$8,482	$6,441	$2,041	32%
Instruments	9,228	9,065	163	2%
Continuous Monitoring	2,226	3,034	(808)	(27)%
Cold Chain	1,840	--	1,840	100%
Total	$21,776	$18,540	$3,236	17%

	Six Months Ended September 30,			Percent
	2015	2014	Change	Change
Biological Indicators	$15,718	$12,858	$2,860	22%
Instruments	17,559	16,750	809	5%
Continuous Monitoring	4,817	5,332	(515)	(10)%
Cold Chain	1,840	--	1,840	100%
Total	$39,934	$34,940	$4,994	14%

Three and six months ended September 30, 2015 versus September 30, 2014

Biological Indicators revenues for the three and six months ended September 30, 2015 increased as a result of the ATI, PCD, Früh, Cherwell and North Bay Acquisitions and organic growth of five and two percent, respectively which was achieved through existing customers, expansion into new markets and price increases.

Instruments revenues for the three months ended September 30, 2015 increased as a result of organic growth of two percent in our existing product lines which was achieved primarily through existing and new customers. Instruments revenues for the six months ended September 30, 2015 increased as a result of the timing of the BGI Acquisition and organic growth of four percent in our existing product lines which was achieved primarily through existing and new customers.

Continuous Monitoring revenues for the three and six months ended September 30, 2015 decreased primarily due to strong revenues in the second quarter in the prior year as a result of the timing of certain system installations. On a go forward basis, we anticipate the run rate for our Continuous Monitoring segment to approximate $2,500,000 per quarter over the next few quarters.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2015	2014	Change	Change
Biological Indicators	$5,539	$4,051	$1,488	37%
Gross profit margin	65%	63%	2%

Instruments	5,705	5,455	250	5%
Gross profit margin	62%	60%	2%

Continuous Monitoring	955	1,617	(662)	(41)%
Gross profit margin	43%	53%	(10)%

Cold Chain	868	--	868	100%
Gross profit margin	47%	--%	47%

Total gross profit	$13,067	$11,123	$1,944	17%
Gross profit margin	60%	60%	--%

	Six Months Ended September 30,			Percent
	2015	2014	Change	Change
Biological Indicators	$10,288	$7,835	$2,453	31%
Gross profit margin	65%	61%	4%

Instruments	11,060	10,382	678	7%
Gross profit margin	63%	62%	1%

Continuous Monitoring	1,992	2,611	(619)	(24)%
Gross profit margin	41%	49%	(8)%

Cold Chain	868	--	868	100%
Gross profit margin	47%	--%	47%

Total gross profit	$24,208	$20,828	$3,380	16%
Gross profit margin	61%	60%	1%

Three and six months ended September 30, 2015 versus September 30, 2014

Biological Indicators gross profit margin percentage for the three and six months ended September 30, 2015 increased primarily as a result of the ATI, PCD, Früh and Cherwell Acquisitions, price increases and volume-based efficiencies associated with revenues growth.

Instruments gross profit margin percentage for the three and six months ended September 30, 2015 increased primarily as a result of changes in product and service mix.

Continuous Monitoring gross profit margin decreased for the three and six months ended September 30, 2015 primarily as a result of a change in our product service mix. Additionally, the gross profit margin percentage for the three months ended September 30, 2014 was positively impacted by the timing of revenues recognized in that period (see revenues). We have made substantial progress on our integration activities associated with this segment and we are now also focused on cost reduction initiatives to stream line the operations and increase profitability. We saw some impact of these initiatives during the three months ended September 30, 2015 as gross profit margin percentage increased to 43 percent as compared to 40 percent for the three months ended June 30, 2015. We are hopeful that we will continue to improve the gross margin percentage in the future but it is unclear as to how much improvement we will be able to obtain.

We expect that our Cold Chain gross profit margin percentage will continue to be lower than the historical results of our other segments due to the nature of the cold chain products. This lower gross profit percentage however is offset by lower operating expenses (as a percentage of revenues) and as a result, we expect that operating income margins for our Cold Chain segment to be similar to those of our other segments.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2015 increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended September 30, 2015	Six Months Ended September 30, 2015
Selling	$946	$682

General and administrative
ERP system upgrade	223	291
Amortization	320	640
Personnel costs	440	725
Acquisition costs	40	--
Litigation settlement	1,709	1,709
Other, net	45	313
	2,777	3,678

Research and development	115	327

Operating expenses	$3,838	$4,687

Selling

Three and six months ended September 30, 2015 versus September 30, 2014

Selling expense for the three months ended September 30, 2015 increased primarily due to the PCD, Infitrak and North Bay Acquisitions, an increase in our reserve for bad debts of $175,000 associated with the collectability of older accounts receivable (as compared to $200,000 of contra expense during the three months ended September 30, 2014 due to the collection of certain accounts receivable that had been previously reserved) along with minor fluctuations due to the timing of certain expenses. As a percentage of revenues, selling expense increased to 11 percent as compared to seven percent in the prior period.

Selling expense for the six months ended September 30, 2015 increased primarily due to the PCD, Infitrak and North Bay Acquisitions, an increase in our reserve for bad debts of $250,000 associated with the collectability of older accounts receivable (as compared to $5,000 for the six months ended September 30, 2014) along with negligible increases from other product lines. As a percentage of revenues, selling expense was 10 percent for both the six months ended September 30, 2015 and 2014.

Historically selling expense approximates 10 to 12 percent of revenues.

General and Administrative

Three and six months ended September 30, 2015 versus September 30, 2014

General and administrative expenses for the three and six months ended September 30, 2015 increased primarily due increased amortization and personnel costs resulting from the PCD, Infitrak, and North Bay Acquisitions, increased spending on our ERP system upgrade and the Amato Settlement.

Research and Development

Three and six months ended September 30, 2015 versus September 30, 2014

Research and development expenses for the three and six months ended September 30, 2015 increased as a result of the addition of several new engineers to support existing and acquired businesses.

Net Income

Net income for the three and six months ended September 30, 2015 was significantly impacted by the $1,709,000 Amato Settlement. Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 35 to 37 percent. Otherwise, net income for the six months ended September 30, 2015 varied with the changes in revenues, gross profit and operating expenses (which includes $2,760,000 of non-cash amortization of intangible assets).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we are building a new facility in the same general area. Construction began in July 2015 and we are hopeful that the building will be completed no later than September 30, 2016. During our year ended March 31, 2015 we acquired the related land for $741,000 and have spent $3,500,000 during the six months ended September 30, 2015, which is included in property, plant and equipment, net on the accompanying condensed consolidated balance sheets. We anticipate that the total cost of the new facility will be approximately $14,750,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $3,000,000 to partially offset the cost of the new building.

We are currently implementing a new ERP system which has required a significant amount of cash. We incurred $475,000 and $993,000, respectively of expense associated with this project for the six months ended September 30, 2015 and the year ended March 31, 2015. We went live on our new ERP system on October 1, 2015 and we anticipate that we will incur up to an additional $500,000 for activities necessary for related post go-live support and additional projects and enhancements. In addition, we may incur additional costs associated with software system upgrades.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $11,140,000 and $14,965,000, respectively, at September 30, 2015 and March 31, 2015.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at September 30, 2015.

As of October 31, 2015, we had $48,000,000 in outstanding indebtedness and unused capacity under our Credit Facility of $20,500,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through September 30, 2015.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2016	2015
First quarter	$0.16	$0.15
Second quarter	0.16	0.15
Third quarter	--	0.16
Fourth quarter	--	0.16

In October 2015, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2015, to shareholders of record at the close of business on November 30, 2015.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$8,962	$3,744
Net cash used in investing activities	(25,722)	(14,725)
Net cash provided by financing activities	20,202	9,063

Net cash provided by operating activities for the six months ended September 30, 2015 increased primarily due to the efficient management of working capital.

Net cash used in investing activities for the six months ended September 30, 2015 resulted primarily from the $18,926,000 Infitrak and $11,322,000 North Bay Acquisitions and the purchase of $5,035,000 of property, plant and equipment. Net cash used in investing activities for the six months ended September 30, 2014 resulted primarily from the $10,268,000 BGI Acquisition and the purchase of $908,000 of property, plant and equipment.

Net cash provided by financing activities for the six months ended September 30, 2015 resulted from borrowings under our Credit Facility of $22,500,000 and proceeds from the exercise of stock options of $846,000, partially offset by the repayment of debt of $2,000,000 and the payment of dividends of $1,144,000. Net cash used in financing activities for the six months ended September 30, 2014 resulted from borrowings under our Line of Credit of $18,000,000 and proceeds from the exercise of stock options of $865,000, partially offset by the repayment of debt of $8,750,000 and the payment of dividends of $1,052,000.

At September 30, 2015, we had contractual obligations for open purchase orders of approximately $3,400,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. The contingent consideration is payable in our quarter ending December 31, 2015 (based upon the current run rate projected over the entire three-year contingent consideration period) and is subject to modification at the end of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential consideration payable ranges from $0 to $15,000,000 CDN (approximately $11,500,000) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,541,000 of contingent consideration payable which represents our best estimate of the amount that will ultimately be paid. After the finalization of our purchase accounting, any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

In October 2015, we entered into the Amato Settlement whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment while we had $1,041,000 accrued on our condensed consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying condensed consolidated statements of income for the three and six months ended September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at September 30, 2015.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2015. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2015. As allowed, this evaluation excludes the operations of acquired entities during the six months ended September 30, 2015 due to the timing of the acquisitions.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 2015	--	$--	162,486	137,514
August 2015	--	--	162,486	137,514
September 2015	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Registrant)

DATED: November 4, 2015	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: November 4, 2015	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer