Form 10-Q
period 2015-12-31
MESA LABORATORIES INC /CO
filed 2016-02-04
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

There were 3,626,528 shares of the Issuer’s common stock, no par value, outstanding as of January 27, 2016.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
3.	Quantitative and Qualitative Disclosures About Market Risk	23
4.	Controls and Procedures	23

Part II
1	Legal Proceedings	24
1A.	Risk Factors	24
2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
6.	Exhibits	24

	Signatures	25

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2015 (Unaudited)	March 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$3,272	$2,034
Accounts receivable, net	13,283	12,145
Inventories, net	14,716	12,420
Prepaid expenses and other	1,294	1,334
Deferred income taxes	1,682	1,689
Total current assets	34,247	29,622

Property, plant and equipment, net	15,685	9,598
Intangibles, net	41,231	33,231
Goodwill	63,953	44,869

Total assets	$155,116	$117,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,053	$2,503
Accrued salaries and payroll taxes	4,340	4,105
Unearned revenues	2,809	1,314
Current portion of contingent consideration	4,696	1,220
Other accrued expenses	2,803	1,307
Income taxes payable	201	1,208
Current portion of long-term debt	3,000	3,000
Total current liabilities	20,902	14,657

Deferred income taxes	5,243	5,122
Long-term debt	44,000	23,250
Contingent consideration	4,327	812
Total liabilities	74,472	43,841

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,625,003 and 3,561,540 shares, respectively	21,437	17,751
Retained earnings	60,657	55,962
Accumulated other comprehensive loss	(1,450)	(234)
Total stockholders’ equity	80,644	73,479

Total liabilities and stockholders’ equity	$155,116	$117,320

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Revenues	$19,913	$17,830	$59,847	$52,770
Cost of revenues	7,704	6,778	23,430	20,890
Gross profit	12,209	11,052	36,417	31,880

Operating expenses
Selling	1,517	1,772	5,604	5,177
General and administrative	5,885	4,740	17,404	12,581
Research and development	975	832	2,929	2,459
Total operating expenses	8,377	7,344	25,937	20,217

Operating income	3,832	3,708	10,480	11,663
Other (expense) income, net	(381)	5	(710)	(314)

Earnings before income taxes	3,451	3,713	9,770	11,349

Income taxes	1,090	1,310	3,351	4,005

Net income	$2,361	$2,403	$6,419	$7,344

Net income per share:
Basic	$0.65	$0.68	$1.79	$2.09
Diluted	0.63	0.66	1.72	2.01

Weighted average common shares outstanding:
Basic	3,614	3,532	3,596	3,513
Diluted	3,755	3,654	3,729	3,649

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net Income	$2,361	$2,403	$6,419	$7,344

Other comprehensive loss, net of tax:
Foreign currency translation	(1,847)	(250)	(1,216)	(250)

Total comprehensive income	$514	$2,153	$5,203	$7,094

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$6,419	$7,344
Depreciation and amortization	5,207	4,162
Stock-based compensation	1,001	776
Loss on disposition of assets	--	16
Deferred income taxes	128	--
Foreign currency adjustments	85	(169)
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	72	(1,994)
Inventories, net	(1,901)	(3,340)
Prepaid expenses and other	40	538
Accounts payable	80	747
Accrued liabilities and taxes payable	710	(1,439)
Unearned revenues	(118)	(465)
Contingent consideration	(1,770)	--
Net cash provided by operating activities	9,953	6,176

Cash flows from investing activities:
Acquisitions	(23,199)	(19,050)
Purchases of property, plant and equipment	(6,291)	(2,212)
Net cash used in investing activities	(29,490)	(21,262)

Cash flows from financing activities:
Proceeds from the issuance of debt	25,000	23,000
Payments on debt	(4,250)	(11,500)
Dividends	(1,724)	(1,618)
Proceeds from the exercise of stock options	1,800	1,137
Net cash provided by financing activities	20,826	11,019

Effect of exchange rate changes on cash and cash equivalents	(51)	(81)

Net increase (decrease) in cash and cash equivalents	1,238	(4,148)
Cash and cash equivalents at beginning of period	2,034	5,575

Cash and cash equivalents at end of period	$3,272	$1,427

Cash paid for:
Income taxes	$3,375	$2,789
Interest	563	354

Supplemental non-cash activity:
Repayment of employee loans for stock options	$--	$24
Contingent consideration as part of an acquisition	9,541	300

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

In November 2015, the FASB issued new requirements for the presentation of deferred tax assets and liabilities, requiring noncurrent classification for all deferred tax assets and liabilities on the condensed consolidated balance sheets. The requirements of the new standard are effective for our fiscal year (and interim periods within that year) ending March 31, 2018. We do not expect this guidance to have a material impact on our results of operations or financial position.

Note 2 – Acquisitions and Dispositions

Acquisitions

For the nine months ended December 31, 2015, our acquisitions of businesses (net of cash acquired) totaled $32,740,000, which consisted of the following material acquisitions:

Infitrak

On July 6, 2015, we completed a business combination (the “Infitrak Acquisition”) whereby we acquired all of the common stock of 2396081 Ontario Inc. and its wholly owned operating subsidiary, Infitrak Inc. (collectively “Infitrak”), a company whose business provides consulting, packaging and measuring solutions for cold chain applications. The stock purchase agreement (the “Infitrak Agreement”) includes provisions for both contingent consideration based upon the two year growth in gross profit (as defined in the Earn-Out Agreement) of the packaging component of our cold chain business subsequent to the acquisition and for a holdback payment (subject to a post-closing adjustment), payable at the one year anniversary of the closing date.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for the packaging component of our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $10,800,000 as of December 31, 2015) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,541,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. After the finalization of our purchase accounting, any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of the packaging component of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

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

The accompanying condensed consolidated statements of income include the results of the Infitrak Acquisition from the acquisition date of July 6, 2015. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2015 and 2014, are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues	$19,913	$18,592	$61,687	$55,057
Net income	2,361	2,493	6,721	7,615
Net Income per common share:
Basic	$0.65	$0.71	$1.87	$2.17
Diluted	0.63	0.68	1.80	2.09

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

The accompanying condensed consolidated statements of income include the results of the North Bay Acquisition from the acquisition date of August 6, 2015. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2015 and 2014, are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues	$19,913	$18,910	$61,241	$56,009
Net income	2,361	2,553	6,713	7,793
Net Income per common share:
Basic	$0.65	$0.72	$1.87	$2.22
Diluted	0.63	0.70	1.80	2.14

Note 3 - Inventories

Inventories consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Raw materials	$9,282	$10,366
Work-in-process	549	530
Finished goods	5,383	1,913
Less: reserve	(498)	(389)
	$14,716	$12,420

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2015	March 31, 2015
Line of credit (2.42% at December 31, 2015)	$28,500	$13,500
Term loan (2.42% at December 31, 2015)	18,500	12,750
Less: current portion	(3,000)	(3,000)
Long-term portion	$44,000	$23,250

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at December 31, 2015.

As of December 31, 2015, future contractual maturities of debt as are as follows (in thousands):

Year Ending March 31,
2016	$750
2017	3,000
2018	3,000
2019	3,000
2020	3,000
Thereafter	34,250
$47,000

In January 2016, we made a $750,000 required principle payment on the Term Loan.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Total cost of stock-based compensation charged against income before income taxes	$344	$260	$1,001	$776
Amount of income tax benefit recognized in earnings	109	92	343	274
Amount charged against net income	$235	$168	$658	$502
Impact on net income per common share:
Basic	$0.07	$0.05	$0.18	$0.14
Diluted	0.06	0.05	$0.18	0.14

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

The following is a summary of stock option activity for the nine months ended December 31, 2015:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2015	437,248	$55.81	4.9	$9,445
Stock options granted	183,550	72.87	6.9
Stock options forfeited	(12,384)	76.89	7.2
Stock options expired	--	--
Stock options exercised	(72,803)	39.98
Outstanding at December 31, 2015	535,611	63.32	5.3	19,412

Exercisable at December 31, 2015	173,949	41.4	3.6	10,107

The total intrinsic value of stock options exercised was $4,263,767 and $2,003,000 for the nine months ended December 31, 2015 and 2014, respectively.

A summary of the status of our unvested stock option shares as of December 31, 2015 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at March 31, 2015	274,038	$18.42
Stock options granted	183,550	18.77
Stock options forfeited	(12,384)	19.53
Stock options vested	(83,542)	14.56
Unvested at December 31, 2015	361,662	19.43

As of December 31, 2015, there was $4,966,245 of total unrecognized compensation expense related to unvested stock options. As of December 31, 2015, we have 914,110 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income available for shareholders	$2,361	$2,403	$6,419	$7,344
Weighted average outstanding shares of common stock	3,614	3,532	3,596	3,513
Dilutive effect of stock options	141	122	133	136
Common stock and equivalents	3,755	3,654	3,729	3,649

Net income per share:
Basic	$0.65	$0.68	$1.79	$2.09
Diluted	0.63	0.66	1.72	2.01

For the three and nine months ended December 31, 2015, 91,000 and 136,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

For the three and nine months ended December 31, 2014, 155,000 and 173,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

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

In October 2015, we entered into a settlement agreement (the “Amato Settlement”) whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment and we had $1,041,000 accrued on our condensed consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying condensed consolidated statements of income for the nine months ended December 31, 2015.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. We paid $150,000 of the contingent consideration during the three months ended December 31, 2015 (based upon the current run rate projected over the entire three-year contingent consideration period). This amount is subject to modification at the end of the second and third years of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for the packaging component of our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $10,800,000 as of December 31, 2015) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,541,000 (valued at approximately $8,700,000 as of December 31, 2015 based on the then current exchange rate) of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. After the finalization of our purchase accounting, any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

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

During the year ended March 31, 2015 we successfully completed and filed several state sales tax returns which concluded our obligation for historical sales taxes in those states. In addition we continued to work through the process in the remaining states. As a result of this work, we determined that our exposure had increased above and beyond our original accrual and as a result, we recorded an additional accrual of $460,000 during the year ended March 31, 2015. During the nine months ended December 31, 2015 we successfully completed and filed additional state sales tax returns which concluded our obligation for historical sales taxes in those remaining states.

Note 8 – Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at September 30, 2015	$397	$397
Quarter ended September 30, 2015:
Unrealized loss arising during the period	(1,847)	(1,847)
Balance at December 31, 2015	$(1,450)	$(1,450)

	Foreign Currency Translation	AOCI
Balance at September 30, 2014	$--	$--
Quarter ended September 30, 2014:
Unrealized loss arising during the period	(250)	(250)
Balance at December 31, 2014	$(250)	$(250)

	Foreign Currency Translation	AOCI
Balance at March 31, 2015	$(234)	$(234)
Nine months ended December 31, 2015:
Unrealized loss arising during the period	(1,216)	(1,216)
Balance at December 31, 2015	$(1,450)	$(1,450)

	Foreign Currency Translation	AOCI
Balance at March 31, 2014	$--	$--
Nine months ended December 31, 2014:
Unrealized gain arising during the period	(250)	(250)
Balance at December 31, 2014	$(250)	$(250)

Note 9 - Segment Information

We have four reporting segments: Biological Indicators, Instruments, Continuous Monitoring and Cold Chain. The following tables set forth our segment information (in thousands):

	Three Months Ended December 31, 2015
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$7,819	$8,260	$2,595	$1,239	$19,913

Gross profit	$4,869	$5,511	$1,254	$575	$12,209
Selling expenses	505	784	132	96	1,517
	$4,364	$4,727	$1,122	$479	10,692
Reconciling items (1)					(7,241)
Earnings before income taxes					$3,451

	Three Months Ended December 31, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$6,964	$8,216	$2,650	$--	$17,830

Gross profit	$4,194	$5,412	$1,446	$--	$11,052
Selling expenses	365	919	488	--	1,772
	$3,829	$4,493	$958	$--	9,280
Reconciling items (1)					(5,567)
Earnings before income taxes					$3,713

	Nine Months Ended December 31, 2015
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$23,537	$25,819	$7,412	$3,079	$59,847

Gross profit	$15,157	$16,571	$3,246	$1,443	$36,417
Selling expenses	1,372	2,975	1,098	159	5,604
	$13,785	$13,596	$2,148	$1,284	30,813
Reconciling items (1)					(21,043)
Earnings before income taxes					$9,770

	Nine Months Ended December 31, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$19,822	$24,966	$7,982	$--	$52,770

Gross profit	$12,029	$15,794	$4,057	$--	$31,880
Selling expenses	766	3,093	1,318	--	5,177
	$11,263	$12,701	$2,739	$--	26,703
Reconciling items (1)					(15,354)
Earnings before income taxes					$11,349

(1) Reconciling items include general and administrative, research and development, and other expenses.

	December 31, 2015	March 31, 2015
Total assets
Biological Indicators	$54,285	$36,304
Instruments	50,436	44,401
Continuous Monitoring	25,965	31,558
Cold Chain	18,182	--
Corporate and administrative	6,813	5,057
	$155,681	$117,320

All long-lived assets are located in the United States except for $6,470,000 and $16,839,000 which are associated with our French and Canadian subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenues from unaffiliated customers:
United States	$12,787	$11,423	$37,510	$29,612
Foreign	7,126	6,407	22,337	23,158
	$19,913	$17,830	$59,847	$52,770

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

Our effective income tax rate was 31.6 and 35.3 percent for the three months ended December 31, 2015 and 2014, respectively and 34.3 and 35.3 percent for the nine months ended December 31, 2015 and 2014, respectively. The effective tax rate for the three and nine months ended December 31, 2015 differed from the statutory federal rate of 35 percent primarily as a result of the impact of state income taxes, domestic manufacturing deductions, research and development tax credits and certain discrete period items. We anticipate that our effective tax rate for the year ending March 31, 2016 will approximate 34 to 37 percent.

Note 11 - Subsequent Event

In January 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2016, to shareholders of record at the close of business on February 29, 2016.

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

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Year Ending March 31, 2016 Acquisitions

During the year ending March 31, 2016, we completed the following ten acquisitions (the “2016 Acquisitions”):

In January 2016, we completed two business combinations (the “January 2016 European BI Distributor Acquisitions”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of CoaChrom Diagnostica GmbH of Austria and bioTRADING Benelux B.V of the Netherlands business segment associated with the distribution of our biological indicator products.

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

On October 1, 2015 we converted from our legacy enterprise resource planning (“ERP”) system to our new cloud based system. Due to significant employee time allocation associated with going live and operating on the new system, we were delayed in the fulfillment of several orders which resulted in an approximate $500,000 increase in our open-order backlog at quarter end. The increase in backlog was primarily associated with our Instruments and Biological Indicators Divisions and it resulted in lower than expected revenues for these Divisions during the three months ended December 31, 2015. We believe this issue is timing-related in nature and that we will fulfill orders and decrease our backlog to its normal level over the next one to two quarters.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2015	2014	Change	Change
Revenues	$19,913	$17,830	$2,083	12%
Cost of revenues	7,704	6,778	926	14%
Gross profit	$12,209	$11,052	$1,157	10%
Gross profit margin	61%	62%	(1)%

Operating expenses
Selling	$1,517	$1,772	$(255)	(14)%
General and administrative	5,885	4,740	1,145	24%
Research and development	975	832	143	17%
	$8,377	$7,344	$1,033	14%

Operating income	$3,832	$3,708	$124	3%
Net income	2,361	2,403	(42)	(2)%
Net profit margin	12%	13%	(1)%

	Nine Months Ended December 31,			Percent
	2015	2014	Change	Change
Revenues	$59,847	$52,770	$7,077	13%
Cost of revenues	23,430	20,890	2,540	12%
Gross profit	$36,417	$31,880	$4,537	14%
Gross profit margin	61%	60%	1%

Operating expenses
Selling	$5,604	$5,177	$427	8%
General and administrative	17,404	12,581	4,823	38%
Research and development	2,929	2,459	470	19%
	$25,937	$20,217	$5,720	28%

Operating income	$10,480	$11,663	$(1,183)	(10)%
Net income	6,419	7,344	(925)	(13)%
Net profit margin	11%	14%	(3)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2015	2014	Change	Change
Biological Indicators	$7,819	$6,964	$855	12%
Instruments	8,260	8,216	44	1%
Continuous Monitoring	2,595	2,650	(55)	(2)%
Cold Chain	1,239	--	1,239	100%
Total	$19,913	$17,830	$2,083	12%

	Nine Months Ended December 31,			Percent
	2015	2014	Change	Change
Biological Indicators	$23,537	$19,822	$3,715	19%
Instruments	25,819	24,966	853	3%
Continuous Monitoring	7,412	7,982	(570)	(7)%
Cold Chain	3,079	--	3,079	100%
Total	$59,847	$52,770	$7,077	13%

Three and Nine months ended December 31, 2015 versus December 31, 2014

Biological Indicators revenues for the three and nine months ended December 31, 2015 increased as a result of the ATI, PCD, Früh, Cherwell, North Bay and October 2015 European BI Distributor Acquisitions, partially offset by decreases in organic growth of seven and one percent, respectively. The decreases in organic growth are directly related to the delays in shipping product resulting from the implementation of our new ERP system (see “General Trends and Outlook”). In addition, revenues generated from our wholly owned subsidiary in France were impacted for both the three and nine months ended December 31, 2015 due to the decrease in the value of the Euro as compared to the U.S. dollar.

Instruments revenues for the three months ended December 31, 2015 were flat. Instruments revenues for the nine months ended December 31, 2015 increased as a result of the timing of the BGI Acquisition and organic growth of three percent in our existing product lines which was achieved primarily through existing and new customers. Instruments revenues for both the three and nine months ended December 31, 2015 were impacted by delays in shipping product resulting from the implementation of our new ERP system (see “General Trends and Outlook”).

Continuous Monitoring revenues for the three months ended December 31, 2015 were flat. Continuous Monitoring revenues for the nine months ended December 31, 2015 decreased seven percent primarily due to the timing of certain system installations in the prior year. On a go forward basis, we anticipate the run rate for our Continuous Monitoring segment to approximate $2,500,000 per quarter over the next few quarters.

Cold Chain revenues were $1,239,000 for the three months ended December 31, 2015 as compared to $1,840,000 for the three months ended September 30, 2015. The decrease was due primarily to seasonality in the product line along with a decrease in the value of the Canadian dollar as compared to the U.S. dollar during the three months ended December 31, 2015. We expect revenues for the next few quarters to approximate those achieved during the three months ended September 30, 2015.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2015	2014	Change	Change
Biological Indicators	$4,869	$4,194	$675	16%
Gross profit margin	62%	60%	2%

Instruments	5,511	5,412	99	2%
Gross profit margin	67%	66%	1%

Continuous Monitoring	1,254	1,446	(192)	(13)%
Gross profit margin	48%	55%	(7)%

Cold Chain	575	--	575	100%
Gross profit margin	46%	--%	46%

Total gross profit	$12,209	$11,052	$1,157	10%
Gross profit margin	61%	62%	(1)%

	Nine Months Ended December 31,			Percent
	2015	2014	Change	Change
Biological Indicators	$15,157	$12,029	$3,128	26%
Gross profit margin	64%	61%	3%

Instruments	16,571	15,794	777	5%
Gross profit margin	64%	63%	1%

Continuous Monitoring	3,246	4,057	(811)	(20)%
Gross profit margin	44%	51%	(7)%

Cold Chain	1,443	--	1,443	100%
Gross profit margin	47%	--%	47%

Total gross profit	$36,417	$31,880	$4,537	14%
Gross profit margin	61%	60%	1%

Three and nine months ended December 31, 2015 versus December 31, 2014

Biological Indicators gross profit margin percentage for the three and nine months ended December 31, 2015 increased primarily as a result of the ATI, PCD, Früh, Cherwell and October 2015 European BI Distributor Acquisitions, price increases and volume-based efficiencies associated with revenues growth.

Instruments gross profit margin percentage for the three and nine months ended December 31, 2015 increased primarily as a result of changes in product and service mix.

Continuous Monitoring gross profit margin decreased for the three and nine months ended December 31, 2015 primarily as a result of a change in our product service mix. Additionally, the gross profit margin percentage for the nine months ended December 31, 2014 was positively impacted by the timing of revenues recognized in that period (see revenues). We have made substantial progress on our integration activities associated with this segment and we are now also focused on cost reduction initiatives to stream line the operations and increase profitability. We saw some impact of these initiatives during the three months ended December 31, 2015 as gross profit margin percentage increased to 48 percent as compared to 43 percent for the three months ended September 30, 2015. We are hopeful that we will continue to improve the gross margin percentage in the future but it is unclear as to how much improvement we will be able to obtain.

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

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2015 increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended December 31, 2015	Nine Months Ended December 31, 2015
Selling	$(255)	$427

General and administrative
ERP system implementation	187	869
Recurring software related costs	--	170
Amortization	411	924
Personnel costs	406	1,249
Acquisition costs	40	--
Litigation settlement	--	1,709
Administrative costs related to acquired entities	290	492
Sales tax accrual	(467)	(498)
Other, net	278	(92)
	1,145	4,823

Research and development	143	470

Operating expenses	$1,033	$5,720

Selling

Three and nine months ended December 31, 2015 versus December 31, 2014

Selling expense for the three months ended December 31, 2015 decreased primarily due to the collection of old accounts receivable that had previously been written off, partially offset by additional personnel related to the Infitrak and North Bay acquisitions. As a percentage of revenues, selling expense was eight percent for the three months ended December 31, 2015 as compared to 10 percent for the three months ended December 31, 2014.

Selling expense for the nine months ended December 31, 2015 increased primarily due to additional personnel related to the PCD, Infitrak and North Bay Acquisitions. As a percentage of revenues, selling expense was nine percent for the nine months ended December 31, 2015 as compared to 10 percent for the nine months ended December 31, 2014.

Historically selling expense approximates 10 to 12 percent of revenues.

General and Administrative

Three and nine months ended December 31, 2015 versus December 31, 2014

General and administrative expenses for the three months ended December 31, 2015 increased primarily due to increased amortization, personnel and other administrative costs resulting from the PCD, Infitrak and North Bay Acquisitions and increased spending on our ERP system upgrade, partially offset by a decrease in sales tax accruals.

General and administrative expenses for the nine months ended December 31, 2015 increased primarily due to increased amortization, personnel and other administrative costs resulting from the PCD, Infitrak and North Bay Acquisitions, increased spending on our ERP system upgrade and the Amato Settlement, partially offset by a decrease in sales tax accruals.

Research and Development

Three and nine months ended December 31, 2015 versus December 31, 2015

Research and development expenses for the three and six months ended September 30, 2015 increased as a result of the addition of several new engineers to support existing and acquired businesses.

Net Income

Net income for the nine months ended December 31, 2015 was significantly impacted by the $1,709,000 Amato Settlement. Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 34 to 37 percent. Otherwise, net income for the nine months ended December 31, 2015 varied with the changes in revenues, gross profit and operating expenses (which includes $4,364,000 of non-cash amortization of intangible assets).

Liquidity and Capital Resources

Our sources of liquidity may include cash generated from operations, working capital, capacity under our Credit Facility and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources include quarterly dividends to shareholders, payment of debt obligations, long-term capital expenditures and potential acquisitions.

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we are building a new facility in the same general area. Construction began in July 2015 and we are hopeful that the building will be completed no later than September 30, 2016. During our year ended March 31, 2015 we acquired the related land for $741,000 and have spent $4,475,000 during the nine months ended December 31, 2015, which is included in property, plant and equipment, net on the accompanying condensed consolidated balance sheets. We anticipate that the total cost of the new facility will be approximately $14,750,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $3,000,000 to partially offset the cost of the new building.

We implemented a new ERP system which required a significant amount of cash. We incurred approximately $2,000,000 of expense associated with this project of which approximately $1,000,000 was incurred during the nine months ended December 31, 2015. On a go forward basis, we expect our annual operating costs for our ERP system to approximate $450,000 plus any costs necessary for additional projects and enhancements.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $13,345,000 and $14,965,000, respectively, at December 31, 2015 and March 31, 2015.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at December 31, 2015.

As of January 31, 2015, we had $46,250,000 in outstanding indebtedness and unused capacity under our Credit Facility of $21,500,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through December 31, 2015.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2016	2015
First quarter	$0.16	$0.15
Second quarter	0.16	0.15
Third quarter	0.16	0.16
Fourth quarter	--	0.16

In January 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2016, to shareholders of record at the close of business on February 29, 2016.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$9,953	$6,176
Net cash used in investing activities	(29,490)	(21,262)
Net cash provided by financing activities	20,826	11,019

Net cash provided by operating activities for the nine months ended December 31, 2015 increased primarily due to the efficient management of working capital.

Net cash used in investing activities for the nine months ended December 31, 2015 resulted primarily from the $18,926,000 Infitrak and $11,322,000 North Bay Acquisitions and the purchase of $6,291,000 of property, plant and equipment. Net cash used in investing activities for the nine months ended December 31, 2014 resulted primarily from the $10,268,000 BGI and $5,000,000 PCD Acquisitions and the purchase of $2,212,000 of property, plant and equipment.

Net cash provided by financing activities for the nine months ended December 31, 2015 resulted from borrowings under our Credit Facility of $25,000,000 and proceeds from the exercise of stock options of $1,800,000, partially offset by the repayment of debt of $4,250,000 and the payment of dividends of $1,724,000. Net cash provided by financing activities for the nine months ended December 31, 2014 resulted from borrowings under our Line of Credit of $23,000,000 and proceeds from the exercise of stock options of $1,137,000, partially offset by the repayment of debt of $11,500,000 and the payment of dividends of $1,618,000.

At December 31, 2015, we had contractual obligations for open purchase orders of approximately $3,650,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. We paid $150,000 of the contingent consideration during the three months ended December 31, 2015 (based upon the current run rate projected over the entire three-year contingent consideration period). This amount is subject to modification at the end of the second and third years of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for the packaging component of our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $10,800,000 as of December 31, 2015) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,541,000 (valued at approximately $8,700,000 as of December 31, 2015 based on the then current exchange rate) of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. After the finalization of our purchase accounting, any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

In October 2015, we entered into the Amato Settlement whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment and we had $1,041,000 accrued on our condensed consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying condensed consolidated statements of income for the three and nine months ended December 31, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at December 31, 2015.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2015. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2015. As allowed, this evaluation excludes the operations of acquired entities during the nine months ended December 31, 2015 due to the timing of the acquisitions.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
October 2015	--	$--	162,486	137,514
November 2015	--	--	162,486	137,514
December 2015	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 4, 2016                                                      BY:       /s/ John J. Sullivan, Ph.D..

John J. Sullivan, Ph.D.

Chief Executive Officer

DATED: February 4, 2016                                                      BY:       /s/ John V. Sakys

John V. Sakys

Chief Financial Officer