Form 10-K
period 2016-03-31
MESA LABORATORIES INC /CO
filed 2016-06-06
CIK 724004

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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

YES ☐   NO ☒

The aggregate market value as of September 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), of the voting and non-voting common equity of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) computed by reference to the price at which the common equity was last sold ($111.04 per share) was $240,104,000.

The number of outstanding shares of the Issuer’s common stock as of May 27, 2016 was 3,638,723.

Table of Contents

Forward Looking Statements

FORWARD-LOOKING STATEMENTS

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "expect," "project," "anticipate," "intend," "estimate," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports to be filed with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS

Introduction

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter (primarily temperature) monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Our Lakewood, Colorado, and Butler, New Jersey, facilities manufacture our Instruments Division products which include the DataTrace®, DialyGuard®, DryCal®, Torqo®, SureTorque® and BGI brands. Our Omaha, Nebraska, and Bozeman, Montana locations manufacture our Biological Indicators Division products which include the Mesa, PCD® and Apex® brands, while our Lakewood, Colorado, facility also manufactures our Continuous Monitoring Division products which include CheckPoint® and AmegaView brands. Our Markham, Ontario facility manufactures our Mesa brand real time monitoring solutions and outsources the manufacture of our TempTrust® brand of packaging materials.

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

Acquisitions

Subsequent to our year ended March 31, 2016, we completed the following two acquisitions:

In April 2016, we completed a business combination (the “ATS Acquisition”) whereby we acquired substantially all the assets (other than cash and certain inventories and fixed assets) and certain liabilities of Autoclave Testing Services, Inc. and Autoclave Testing Supplies, Inc., (collectively, “ATS”). ATS was in the business of supplying products and services for dental sterilizer testing in both the U.S. and Canada.

In April 2016, we completed a business combination (the “Pulse Acquisition) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Pulse Scientific, Inc.’s (“Pulse”) business segment associated with the distribution of our biological indicator products.

Year Ended March 31, 2016 Acquisitions

During the year ended March 31, 2016, we completed the following ten acquisitions:

In January 2016, we completed two business combinations (the “January 2016 European BI Distributor Acquisitions”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of the business segment associated with the distribution of our biological indicator products from CoaChrom Diagnostica GmbH of Austria and bioTRADING Benelux B.V of the Netherlands;

In October 2015, we completed six business combinations (the “October 2015 European BI Distributor Acquisitions”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of the business segment associated with the distribution of our biological indicator products from BIOLOGIK S.R.L.(Italy), VWR International PBI S.R.L.(Italy), Cruinn Diagnostics Ltd.(Ireland), Mecolab AG (Switzerland), Miclev Medical Products AB (Sweden) and Tiselab S.L.(Spain);

In August 2015, we completed a business combination (the “North Bay Acquisition”) whereby we acquired substantially all of the assets (other than certain fixed assets) and certain liabilities of the dental sterilizer testing business of North Bay Bioscience, LLC (“North Bay”); and

In July 2015, we completed a business combination (the “Infitrak Acquisition”) whereby we acquired all of the common stock of 2396081 Ontario Inc. and its wholly owned operating subsidiary, Infitrak Inc. (collectively “Infitrak”), a company whose business provides consulting, packaging and measuring solutions for cold chain applications.

Year Ended March 31, 2015 Acquisitions

During the year ended March 31, 2015, we completed the following six acquisitions:

In March 2015, we completed a business combination (the “Früh Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Dr. Früh Control GmbH’s (“Fruh”) business segment associated with the distribution of our biological indicator products;

In February 2015, we completed a business combination (the “Cherwell Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Cherwell Laboratories Limited’s (“Cherwell”) business segment associated with the distribution of our biological indicator products;

In October 2014, we completed a business combination (the “ATI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of ATI Atlas Limited (“ATI”), a distributor of our biological indicator products;

In October 2014, we completed a business combination (the “PCD Acquisition”) with PCD-Process Challenge Devices, LLC (“PCD”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of PCD’s business segment associated with the sale of process challenge devices, which are used for quality control purposes in the field of ethylene oxide sterilization of medical devices;

In April 2014, we completed a business combination (the “BGI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI, Incorporated and BGI Instruments, Inc., (collectively “BGI”), businesses focused on the sale of equipment used primarily for particulate air sampling; and

In April 2014, we completed a business combination (the “Amilabo Acquisition”) whereby we acquired all of the common stock of Amilabo SAS (“Amilabo”), a distributor of our biological indicator products.

Year Ended March 31, 2014 Acquisitions

During the year ended March 31, 2014, we completed the following three acquisitions:

In November 2013, we completed a business combination (the “TempSys Acquisition”) whereby we acquired all of the common stock of TempSys, Inc. (“TempSys”), a company in the business of providing continuous monitoring systems to regulated industries;

In November 2013, we completed a business combination (the “Amega Acquisition”) whereby we acquired substantially all the assets (other than cash) and certain liabilities of Amega Scientific Corporation’s (“Amega”) business which provides continuous monitoring systems to regulated industries; and

In July 2013, we completed a business combination (the “Suretorque Acquisition”) whereby we acquired substantially all of the assets (other than cash) of ST Acquisitions, LLC’s (“ST Acquisitions”) business segment involving the design, manufacture, sale and service of its SureTorque line of bottle cap torque testing instrumentation.

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

Data Loggers

Our data logger products are self-contained, wireless, high precision instruments that are used in critical manufacturing, quality control and validation applications. They are used to measure temperature, humidity and pressure inside a process or a product during manufacturing. In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The products consist of individual data loggers, a personal computer (“PC”) interface, software and various accessories. A customer typically purchases a large number of data loggers along with a single PC interface and the software package. In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then collects stored process data from the data logger either through the PC interface or wirelessly via a radio link. The user can then prepare tabular and graphical reports using the software. Unique aspects of our data loggers are their ability to operate at elevated temperatures and in explosive environments – important differentiating factors in the marketplace and, consequently, they are used by companies to control their most critical processes, such as sterilization. Industries utilizing the data loggers include food processors, pharmaceutical and medical device manufacturers, and contract sterilization providers.

Medical Meters and Calibration Solutions

Our medical meters are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine. Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis machine is working within prescribed limits and delivering properly prepared dialysate. We manufacture two styles of medical meters; those designed for use by dialysis machine manufacturers and biomedical technicians, and those used primarily by dialysis nurses. The meters for technicians are characterized by exceptional accuracy, stability and flexibility, and are used by the industry as the primary standard for the calibration of dialysis machines. The meters designed for use by dialysis nurses are known primarily for their ease of use and incorporate a patented, built-in syringe sampling system. These meters are used as the final quality control check on the dialysate just prior to starting a treatment. In addition to the dialysate meters, we market a line of standard solutions for use in dialysis clinics for calibration of our meters. These standard solutions are regularly consumed by the dialysis clinics; thus, along with calibration services, are less impacted by general economic conditions than instrument sales. Customers that utilize these products include dialysis facilities, medical device manufacturers and biomedical service companies.

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

We also manufacture gas flow calibration instruments to support the use of our air sampling equipment, and for broader industrial applications. Our gas flow calibration instruments provide the precise standards required by laboratories and industry in the design, development, manufacture, installation and calibration of various gas flow meters and air sampling devices. Our flow calibrators are used in many industries where professionals require the superior accuracy, reliability and ease of operation that they provide, including 1) industrial hygienists, 2) calibration and research laboratories, 3) manufacturers who design, develop and manufacture gas flow metering devices, and 4) industrial engineering and manufacturing companies that utilize gas flow metering devices.

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

Biological Indicators Division

Our Biological Indicators Division provides testing services, along with the manufacture and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our biological indicators are registered medical devices manufactured under International Standards Organization (“ISO”) 13485 controlled processes. They are developed and used according to the Association for the Advancement of Medical Instrumentation (“AAMI”) guidelines, which are often adopted as the worldwide standard under ISO.

Biological indicators consist of resistant spores of certain microorganisms that are applied on a convenient substrate, such as a small piece of filter paper. The spores are well characterized in terms of numbers and resistance to sterilization. In use, the biological indicator is exposed to a sterilization process and then tested to determine the presence of surviving organisms. Our biological indicators include a) spore strips, which require post-processing transfer to a growth media, b) self-contained products, which have the growth media already pre-packaged in crushable ampoules, c) culture media, and d) process challenge devices (“PCD’s”) which increase the resistance of biological indicators, mimicking the packaging or other unique characteristics of a product being sterilized. Chemical indicators are similar to biological indicators, except that a chemical change (generally determined by color) is used to assess the exposure to sterilization conditions. Biological indicators and chemical indicators are often used together to monitor processes. Biological indicators are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets include healthcare, such as dental offices and hospitals, and industrial, such as medical device and pharmaceutical manufacturers.

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

Among the important competitive differentiators for our continuous monitoring systems are 1) their high degree of reliability and up-time; 2) a large variety of sensor types to meet the needs of most applications; 3) a large, distributed installation and service team; and 4) a full-featured and validated software program, providing extensive reporting and alarm capability. An important aspect of our continuous monitoring business is the ability to provide post-installation service and support. For most systems, annual re-calibration of each sensor is required, and we provide this service through our large, dedicated service organization.

Cold Chain Division

Our Cold Chain Division provides parameter (primarily temperature) monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport. We provide a full suite of products and services to help our customers meet the requirements of their Good Distribution Practices (“GDP”) regulations. Our compliance services help customers validate the effectiveness of their cold chain, high efficiency packaging products are used to control temperature of materials during shipping and our monitoring systems record temperature during shipment and provide alarms in case of temperature excursions.

The competitive advantages of our Cold Chain Division include 1) our in-depth knowledge of cold chain characteristics and requirements, 2) packaging materials that are very durable and can control temperatures for up to 168 hours during transport, 3) extensive package development and testing capability to help in the design and validation of custom packaging solutions, and 4) web-based monitoring products that allow for measurement of parameters (primarily temperature) throughout a cold chain, from point of manufacture or collection, all the way to point of use.

Market Factors

Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicators and many of the packaging products of our Cold Chain Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products, continuous monitoring systems, and cold chain monitoring products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and continuous monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

Manufacturing

We conduct research, manufacturing and support of our Instruments Division products from our facilities in Lakewood, Colorado and Butler, New Jersey. Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release. The manufacture and support of our Continuous Monitoring Division systems are conducted from our facility in Lakewood, Colorado. Our continuous monitoring systems are manufactured primarily by assembling the systems from purchased components and calibrating the sensors, either at the factory or at the point of installation at the customer’s facility. Facilities in Bozeman, Montana, Omaha, Nebraska and Traverse City, Michigan are used for the Biological Indicators Division. Our biological indicator products are manufactured by growing microbiological spores from raw materials, forming the finished products and testing the finished biological indicators using established quality control tests. Our dental sterilizer testing products are assembled into kits containing BI spore strips and our microbiological laboratory tests these kits when they are returned to us to determine the effectiveness of our customer’s sterilization process. Our Cold Chain Division monitoring products are manufactured in our Markham, Canada facility primarily by assembling the systems from purchased components and calibrating the sensors, while the packaging products are manufactured by third party suppliers.

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

Marketing and Distribution

Domestically, we generate sales to end users through our sales and marketing staff and distributors. We use approximately 266 distributors throughout Europe, Africa, Asia, South America, Australia, Canada and Central America for international sales and distribution. Sales promotions include trade shows, direct mail campaigns, internet and other digital forms of advertising.

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

Our Cold Chain Division marketing focuses on being the “one stop shop” for all of our customers’ cold chain requirements. While competitors can provide one or two products or services, our cold chain offering provides all of our customers’ needs, including package design, validation, packaging materials, and complete monitoring solutions. Customers include pharmaceutical manufacturers, distribution companies, retail pharmacies and healthcare clinics.

As of and for the years ended March 31, 2016, 2015 and 2014, no individual customer represented more than 10% of our accounts receivable or revenues.

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

Companies with which our Instruments Division products compete include the Myron L Company, IBP Medical GmbH, Amphenol Corporation, Ellab, TMI Orion, Danaher, Inc., Thermo Fisher Scientific, Inc., Mecmesin, Steinfurth, Met One Instruments, Inc. and Tisch Environmental. Our Biological Indicators Division products compete with 3M, Terragene, Crosstex and Steris, among others. Our Continuous Monitoring Division systems compete with Rees Scientific Corporation, Amphenol Corporation and Cooper-Atkins, among others. Our Cold Chain Division products compete with Sonoco Thermosafe, Cold Chain Technologies, Inc., Pelican Biothermal LLC and Cryopak.

Research and Development

We are committed to an active research and development program dedicated to innovating new products and improving the quality and performance of our existing products. We spent $4,976,000, $3,800,000 and $2,320,000 for the years ended March 31, 2016, 2015 and 2014, respectively, on research and development activities, including amounts capitalized as intangible assets and construction-in-progress. Amounts capitalized, which relate primarily to the development of Continuous Monitoring product were $1,044,000, $506,000 and $0 for the years ended March 31, 2016, 2015 and 2014, respectively.

Government Regulation

While our quality system and manufacturing processes are generally the same throughout the Instruments Division, specific products are compliant under ISO 13485, ISO 17025, ISO 9001 and certain U.S. Federal regulations. Compliance requires us to obtain third party certification for certain products.

Several products in both the Instruments and Biological Indicators Divisions are medical devices subject to the provisions of the Federal Food, Drug and Cosmetic Act, as amended by the Medical Device Amendments of 1976 (hereinafter referred to as the "Act"). The Act requires any company proposing to market a medical device to notify the Food and Drug Administration (“FDA”) of its intention at least ninety days before doing so and in such notification must advise the FDA as to whether the device is substantially equivalent to a device marketed prior to May 28, 1976. We have received permission from the FDA to market all of our products requiring such permission.

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

Employees

On March 31, 2016, we had 367 employees, of which 205 are employed for manufacturing and quality assurance, 33 for research and development and engineering, 74 for sales and marketing, and 55 for administration.

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

Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes in government fiscal and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy adversely could affect us and our distributors, customers and suppliers, including having the effect of:

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

Our ability to grow revenues, earnings and cash flows at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions. In addition, competition for acquisitions may result in higher purchase prices. Changes in accounting or regulatory requirements, or instability in the credit markets, could also adversely impact our ability to consummate acquisitions.

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

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited and certain former owners may be unable to meet their indemnification responsibilities. We cannot assure you that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that could adversely impact our results of operations.

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

We own numerous patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in the aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights, could adversely impact our competitive position and results of operations.

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

Manufacturing or design defects in, unanticipated use of, safety or quality issues with respect to, or inadequate disclosure of risks relating to the use of products that we make or sell (including in products or components that we source from third parties) can lead to personal injury, property damage or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can results in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.

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

New accounting standards or pronouncements that may become applicable to our Company from time to time, or changes in the interpretation of existing standards and pronouncements, could have a significant effect on our reported results of operations for the affected periods. For the year ended March 31, 2016, we adopted Financial Accounting Standards Board Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718). The adoption of this ASU reduced our income tax expense by $860,000, for the year ended March 31, 2016. For additional discussion, please see Note 1 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data”).

Foreign currency exchange rates may adversely affect our consolidated financial statements.

Sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in the exchange rates of foreign currencies relative to the U.S. dollar and may adversely affect our consolidated financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Revenues and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, we face exchange rate risk from our investment in subsidiaries owned and operated in foreign countries.

Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by the U.S. federal, state and local tax authorities and by non-U.S. tax authorities. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax liabilities may differ from actual payments or assessments. If an audit results in payments or assessments greater than our reserves, our future results may include unfavorable adjustments to our tax liabilities and our consolidated financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our tax rate. In addition, any significant change to the tax system in the U.S. or in other jurisdictions, including changes in the taxation of international income, could adversely affect our consolidated financial statements.

Our business is subject to sales tax in numerous states.

The application of indirect taxes, such as sales tax, is a complex and evolving issue. A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies by state and often requires knowledge of each jurisdiction’s tax case law. The application and implementation of existing, new or future laws could change the states in which we are required to collect and remit sales taxes. If any jurisdiction determines that we have “nexus” in additional locations that we have not contemplated, it could have an adverse effect on our results of operations and financial condition.

We are subject to the possibility of a variety of litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our consolidated financial statements.

We are subject to the possibility of a variety of litigation and other legal and regulatory proceedings incidental to our business, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Any of these lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and consolidated financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our consolidated financial statements in any given period. We cannot make assurances that our liabilities in connection with litigation and other legal regulatory proceedings will not exceed our estimates or adversely affect our consolidated financial statements and/or reputation.

We are utilizing variable rate financing.

As of May 31, 2016 we had $44,500,000 in outstanding indebtedness which bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.25%; or (2) the bank’s commercial bank floating rate (“CBFR”), which is the bank’s prime rate adjusted down by 0.5%. A change in interest rate market conditions could increase our interest costs in the future and may have an adverse effect on our results of operations.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and consolidated financial statements.

As of May 31, 2016, we had $44,500,000 in outstanding indebtedness and, based on the remaining availability under our Credit Facility, we have the ability to incur an additional $22,500,000 of indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we would have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions.

If global credit market conditions deteriorate, our financial performance could be adversely affected.

The cost and availability of credit are subject to changes in the global economic environment. If conditions in major credit markets deteriorate, our ability to obtain debt financing or the terms associated with that debt financing may be negatively affected, which could affect our results of operations.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against losses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Set forth below is a listing of our facilities. The Lakewood, Butler, Bozeman, Traverse City, Markham and Omaha facilities all have manufacturing, research and development, marketing and administrative functions. The Berlin and Chassieu facilities have marketing and administrative functions.

Location	Operations	Square Feet
Lakewood, Colorado	Instruments, Continuous Monitoring and corporate headquarters	40,000	Owned
Lakewood, Colorado	Corporate administration	7,000	Leased
Butler, New Jersey	Instruments	20,000	Leased
Bozeman, Montana	Biological Indicators	22,000	Owned
Omaha, Nebraska	Biological Indicators	23,000	Owned
Berlin, New Jersey	Continuous Monitoring	2,000	Leased
Traverse City, Michigan	Biological Indicators	10,000	Leased
Chassieu, France	Biological Indicators	3,000	Leased
Markham, Canada	Cold Chain and Biological Indicators	8,000	Leased

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol "MLAB.”

The following table sets forth the high and low market prices per share for our common stock, as reported by NASDAQ, and dividend per share information:

Quarter Ended	High	Low	Dividends Per Share
June 30, 2015	$92.80	$67.70	$0.16
September 30, 2015	126.05	86.55	0.16
December 31, 2015	119.54	89.71	0.16
March 31, 2016	106.00	77.00	0.16

Quarter Ended	High	Low	Dividends Per Share
June 30, 2014	$89.59	$74.38	$0.15
September 30, 2014	84.66	54.89	0.15
December 31, 2014	83.92	57.38	0.16
March 31, 2015	79.88	69.72	0.16

While we have paid dividends to holders of our common stock on a quarterly basis since 2003, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and is at the sole discretion of our Board of Directors.

The NASDAQ Global Market quotations set forth herein reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 31, 2016, there were 142 record holders of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holder of record are banks, brokers and other financial institutions.

During the year ended March 31, 2016, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

We made the following repurchases of our common stock, by month, within the fourth quarter of the year covered by this report:

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares Able to Purchase Under Plan
January 1 – 31, 2016	--	--	162,486	137,514
February 1 – 29, 2016	--	--	162,486	137,514
March 1 – 31, 2016	--	--	162,486	137,514
Total	--	--

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

We have certain equity compensation plans, all of which were approved by our shareholders. As of March 31, 2016, 515,720 shares of common stock may be issued upon exercise of outstanding options, with a weighted-average exercise price of $64.32 and 913,630 shares are available for future issuance under the plans. Please see notes contained in “Item 8. Financial Statements and Supplementary Data” of this report for additional details.

Set forth below is a line graph comparing, for the period March 31, 2011 through March 31, 2016, the cumulative total shareholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index and (b) a self-selected peer group, comprised of the following companies: Danaher Corp., ARCA Biopharma, Inc., Steris Corp., MOCON Inc., Utah Medical Products, Inc., Cantel Medical Corp., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors Inc., Rudolph Technologies Inc., and Measurement Specialties Inc. The graph shows the value at March 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

(In thousands, except per share data)	As of and for The Year Ended March 31,
	2016	2015	2014	2013	2012
Cash and cash equivalents	$5,695	$2,034	$5,575	$4,006	$7,191
Working capital	$13,215	$14,965	$16,351	$14,793	$14,899

Average return on:
Stockholder investment (1)	14%	14%	15%	17%	20%
Assets	8%	9%	11%	14%	16%
Invested capital (2)	10%	11%	13%	18%	21%

Revenues	$84,659	$71,330	$52,724	$46,435	$39,616

Gross profit	$51,413	$43,392	$31,688	$28,862	$23,511
Gross profit margin	61%	61%	60%	62%	59%

Operating income	$16,323	$15,864	$11,785	$13,104	$12,477
Operating income margin	19%	22%	22%	28%	31%
Net income	$11,169	$9,583	$9,000	$8,450	$7,919
Net income margin	13%	13%	17%	18%	20%

Net income per diluted share	$2.97	$2.63	$2.49	$2.35	$2.29

Adjusted net income (3)	$15,324	$12,502	$11,046	$10,144	$8,876

Adjusted net income per diluted share	$4.08	$3.43	$3.06	$2.82	$2.56

Average return on:
Adjusted invested capital (4)	13%	14%	16%	21%	23%

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end and beginning of year total stockholders’ equity.
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

Reconciliation of Non-GAAP Measure

Adjusted net income (which excludes the non-cash impact of amortization of intangible assets, net of tax) is used by management as a supplemental performance and liquidity measure, primarily to exclude the impact of acquisition-related intangible assets in order to compare current financial performance to historical performance, assess the ability of our assets to generate cash and the evaluation of potential acquisitions.

Adjusted net income should not be considered an alternative to, or more meaningful than, net income, operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of adjusted net income, a non-GAAP measure:

(In thousands)	Year Ended March 31,
	2016	2015	2014	2013	2012
Net income	$11,169	$9,583	$9,000	$8,450	$7,919
Amortization of intangible assets, net of tax	4,155	2,919	2,046	1,694	957
Adjusted net income	$15,324	$12,502	$11,046	$10,144	$8,876

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter (primarily temperature) monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Our revenues come from two main sources – product sales and services. Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicators and many of the packaging products of our Cold Chain Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products, continuous monitoring systems, and cold chain monitoring products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and continuous monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

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

Subsequent to our year ended March 31, 2016, we completed the following two acquisitions:

In April 2016, we completed the ATS Acquisition whereby we acquired substantially all the assets (other than cash and certain inventories and fixed assets) and certain liabilities of ATS. ATS was in the business of supplying products and services for dental sterilizer testing in both the U.S. and Canada.

In April 2016, we completed the Pulse Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Pulse’s business segment associated with the distribution of our biological indicator products.

Year Ended March 31, 2016 Acquisitions

During the year ended March 31, 2016, we completed the following ten acquisitions (the “2016 Acquisitions”):

In January 2016, we completed the January 2016 European BI Distributor Acquisitions whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of the business segment associated with the distribution of our biological indicator products from CoaChrom Diagnostica GmbH of Austria and bioTRADING Benelux B.V of the Netherlands;

In October 2015, we completed the October 2015 European BI Distributor Acquisitions whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of the business segment associated with the distribution of our biological indicator products from BIOLOGIK S.R.L.(Italy), VWR International PBI S.R.L.(Italy), Cruinn Diagnostics Ltd.(Ireland), Mecolab AG (Switzerland), Miclev Medical Products AB (Sweden) and Tiselab S.L.(Spain)’s;

In August 2015, we completed the North Bay Acquisition whereby we acquired substantially all of the assets (other than certain fixed assets) and certain liabilities of the dental sterilizer testing business of North Bay; and

In July 2015, we completed the Infitrak Acquisition whereby we acquired all of the common stock of Infitrak, a company whose business provides consulting, packaging and measuring solutions for cold chain applications.

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

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions. During the year ended March 31, 2016, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, sales and marketing, research and development, and finance teams. In addition, on October 1, 2015 we converted from our legacy enterprise resource planning (“ERP”) system to our new cloud based system. This represented a significant upgrade and we will continue to make smaller modifications in future periods.

The markets for our biological indicators and cold chain packaging products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes.

In general, our instruments products, cold chain services and our continuous monitoring systems are impacted more by general economic conditions than our biological indicator and cold chain packaging products. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. However, demand for our instruments products, cold chain services and continuous monitoring systems remains strong and we strive to continue to grow revenues going forward.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing elsewhere in “Item 8. Financial Statements and Supplementary Data” (in thousands, except percent data):

	Year Ended March 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	Change	Percent Change	Change		Percent Change
Revenues	$84,659	$71,330	$52,724	$13,329	19%	$18,606		35%
Cost of revenues	33,246	27,938	21,036	5,308	19%	6,902		33%
Gross profit	$51,413	$43,392	$31,688	$8,021	18%	$11,704		37%

Gross profit margin	61%	61%	60%	--%		1%

Operating Expenses:
Selling	$7,500	$7,176	$6,119	$324	5%	$1,057		17%
General and administrative	23,618	17,058	11,464	6,560	38%	5,594		49%
Research and development	3,972	3,294	2,320	678	21%	974		42%
	$35,090	$27,528	$19,903	$7,562	27%	$7,625		38%

Operating income	$16,323	$15,864	$11,785	$459	3%	$4,079		35%
Net income	$11,169	$9,583	$9,000	$1,586	17%	$583		6%
Net income margin	13%	13%	17%	--%		(4%	)

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Year Ended March 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	Change	Percent Change	Change	Percent Change
Biological Indicators
Product	$30,348	$26,330	$22,111	$4,018	15%	$4,219	19%
Service	3,301	1,060	881	2,241	211%	179	20%
	33,649	27,390	22,992	6,529	23%	4,398	19%
Instruments
Product	25,957	26,789	20,858	(832)	(3)%	5,931	28%
Service	9,735	6,265	5,531	3,470	55%	734	13%
	35,692	33,054	26,389	2,638	8%	6,665	25%
Continuous Monitoring
Product	5,901	5,791	1,570	110	2%	4,221	269%
Service	4,891	5,095	1,773	(204)	(4)%	3,322	187%
	10,792	10,886	3,343	(94)	(1)%	7,543	226%
Cold Chain
Product	3,879	--	--	3,879	100%	--	--%
Service	647	--	--	647	100%	--	--%
	4,526	--	--	4,526	100%	--	--%
Total	$84,659	$71,330	$52,724	$13,329	19%	$18,606	35%

Year ended March 31, 2016 versus March 31, 2015

Biological Indicators revenues increased as a result of the ATI, PCD, Früh, Cherwell, North Bay, October 2015 European BI Distributor and the January 2016 European BI Distributor Acquisitions and organic growth of two percent which was achieved through existing customers, expansion into new markets and price increases. This growth was partially offset by the impact to revenues generated from our wholly owned subsidiary in France due to the decrease in the value of the Euro as compared to the U.S. dollar during our year ended March 31, 2016.

Instruments revenues increased as a result of the timing of the BGI Acquisition and organic growth of eight percent in our existing product lines which was achieved primarily through existing and new customers.

Continuous Monitoring revenues were essentially flat. On a go forward basis, we anticipate the run rate for our Continuous Monitoring segment to approximate $2,500,000 - $3,000,000 per quarter over the next few quarters.

Cold Chain revenues were $4,526,000 for the year ended March 31, 2016. We anticipate that revenues for the next few quarters to grow organically at a rate greater than ten percent.

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

Gross Profit

The following table summarizes our gross profit by operating segment (in thousands, except percent data):

	Year Ended March 31,			2016 vs 2015		2015 vs 2014
	2016	2015	2014	Change	Percent Change	Change	Percent Change
Biological Indicators	$22,205	$17,142	$13,187	$5,063	30%	$3,955	30%
Gross profit margin	66%	63%	57%	3%		6%

Instruments	$23,223	$20,763	$16,904	$2,460	12%	$3,859	23%
Gross profit margin	65%	63%	64%	2%		(1)%

Continuous Monitoring	$4,154	$5,487	$1,597	$(1,333)	(24)%	$3,890	244%
Gross profit margin	38%	50%	48%	(12)%		2%

Cold Chain	$1,831	$--	$--	$1,831	100%	$--	--%
Gross profit margin	40%	--%	--%	--%		--%
Total gross profit	$51,413	$43,392	$31,688	$8,021	18%	$11,704	37%

Gross profit margin	61%	61%	60%	--%		1%

Year ended March 31, 2016 versus March 31, 2015

Biological Indicators gross profit margin percentage increased as a result of the ATI, PCD, Früh, Cherwell, North Bay, October 2015 European BI Distributor and the January 2016 European BI Distributor Acquisitions, price increases and volume-based efficiencies associated with revenues growth.

Instruments gross profit margin percentage increased primarily as a result of changes in product and service mix and volume-based efficiencies associated with revenues growth.

Continuous Monitoring gross profit margin percentage decreased primarily as a result of changes in product and service mix. In addition, the prior year gross margin percentage was positively impacted by the timing of revenue recognition on several larger installations that were one-time in nature. We have made substantial progress on our integration activities associated with this segment and we are now focused on cost reduction initiatives to streamline the operations and increase profitability. One of the critical components of our integration activities was to introduce a new system (consisting of both new software and hardware) which we believe will give us a competitive advantage in the marketplace. In addition to significant new features and functionality, we believe that the new system will reduce our costs (both from an installation and on-going maintenance perspective) which will lead to higher gross and operating margins. This system was originally planned to be rolled out during our year ended March 31, 2015. The software component of the system was completed in February 2016 but the remaining hardware component will not be ready until the end of our second quarter ending September 30, 2016. We are hopeful to meet the newly stated release dates and that this new system will improve both our gross and operating income margins, however it is unclear as to how significant those improvements will be.

We expect that our Cold Chain gross profit margin percentage will continue to be lower than the historical results of our other segments due to the nature of our cold chain products. This lower gross profit percentage, however, is offset by lower operating expenses (as a percentage of revenues) and as a result, we expect that operating income margins for our Cold Chain segment to be similar to those of our other segments.

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

Operating Expenses

The following table summarizes the change in our operating expenses (in thousands):

	Increase (Decrease)
	Year Ended March 31,
	2016 vs 2015	2015 vs 2014
Selling	$324	$1,057

General and administrative
ERP system implementation	748	673
Recurring software related costs	197	320
Amortization	1,121	1,696
Personnel costs	1,594	2,835
Acquisition costs	40	354
Litigation settlement	1,709	--
Administrative costs related to acquired entities	815	459
Sales tax accrual	(549)	(948)
Other, net	885	205
	6,560	5,594

Research and development	678	974

Operating expenses	$7,562	$7,625

Selling

Year ended March 31, 2016 versus March 31, 2015

Selling expense increased primarily due to additional personnel related to the 2016 and 2015 Acquisitions. As a percentage of revenues, selling expense decreased to nine percent as compared to 10 percent in the prior year.

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

General and Administrative

Year ended March 31, 2016 versus March 31, 2015

General and administrative expenses increased primarily due to increased amortization, personnel and other administrative costs resulting from the 2016 and 2015 Acquisitions, increased spending on our ERP system implementation and a litigation settlement, partially offset by a decrease in sales tax accruals.

Year ended March 31, 2015 versus March 31, 2014

General and administrative expenses increased primarily due to increased amortization, personnel and ERP system implementation costs and acquisition costs resulting from the 2015 and 2014 Acquisitions, partially offset by a decrease in accruals for sales tax liabilities associated with not properly collecting and remitting sales tax in states in which we likely had established nexus during prior periods.

Research and Development

Year ended March 31, 2016 versus March 31, 2015

Research and development expenses increased as a result of the addition of several new engineers to support existing and acquired businesses.

Year ended March 31, 2015 versus March 31, 2014

Research and development expenses increased as a result of the Amega, TempSys and BGI Acquisitions and standard increases in personnel costs, partially offset by timing of external research and development consulting projects.

Other (Expense) Income

Other (expense) income, net for the year ended March 31, 2016 is comprised primarily of interest expense associated with our Credit Facility. Other expense (income), net for the year ended March 31, 2015 is comprised primarily of interest expense associated with our Credit Facility, partially offset by a $125,000 gain associated with the termination of a joint development project. Other (expense) income, net for the year ended March 31, 2014 is comprised of a $1,020,000 gain associated with the revision of our estimate on the amount that will ultimately be paid associated with contingent consideration related to the Bios Agreement and the $468,000 gain on the disposal of our Nusonics product line. Please see “Item 8. Financial Statements and Supplementary Data” for additional discussion.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 33 to 36 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (which may vary significantly from year to year). Net income for the year ended March 31, 2016 was significantly impacted by the $1,709,000 Amato Settlement, partially offset by $860,000, associated with the adoption of Financial Accounting Standards Board Accounting Standards Update No. 2016-09, Compensation—Stock Compensation (Topic 718) (please see Notes 12 and 1 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data, respectively.)” Otherwise, net income for the years ended March 31, 2016, 2015 and 2014 varied with the changes in revenue, gross profit and operating expenses (which includes $5,787,000, $4,675,000 and $2,979,000 of non-cash amortization of intangible assets, respectively).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we are building a new facility in the same general area. Construction began in July 2015 and we are hopeful that the building will be completed no later than December 31, 2016. During our year ended March 31, 2015 we acquired the related land for $741,000 and have spent $5,970,000 during our year ended March 31, 2016, which is included in property, plant and equipment, net on the accompanying consolidated balance sheets. We anticipate that the total cost of the new facility will be approximately $14,750,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $3,000,000 to partially offset the cost of the new building.

We implemented a new ERP system which required a significant amount of cash. We incurred approximately $2,100,000 of expense associated with this project of which approximately $1,400,000 was incurred during the year ended March 31, 2016. On a go forward basis, we expect our annual operating costs for our ERP system to approximate $450,000 plus any costs necessary for additional projects and enhancements.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $13,215,000 and $14,965,000, respectively, at March 31, 2016 and 2015.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at March 31, 2016.

As of May 31, 2016, we had $44,500,000 in outstanding indebtedness and unused capacity under our Credit Facility of $22,500,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased are canceled and repurchases are made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through March 31, 2016.

We have paid regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2016	2015	2014
First quarter	$0.16	$0.15	$0.14
Second quarter	0.16	0.15	0.14
Third quarter	0.16	0.16	0.15
Fourth quarter	0.16	0.16	0.15

In April 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2016, to shareholders of record at the close of business on May 31, 2016.

Cash Flow – Operating, investing and financing activities were as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Net cash provided by operating activities	$16,903	$10,816	$12,373
Net cash used in investing activities	(31,840)	(23,371)	(23,138)
Net cash provided by financing activities	18,620	9,072	12,334

Net cash provided by operating activities for the year ended March 31, 2016 increased primarily due to the efficient management of working capital. Net cash provided by operating activities for the year ended March 31, 2015 decreased primarily due to increases in accounts receivable and inventories resulting from the 2014 and 2015 Acquisitions, decreases in unearned revenues and the payment of accrued liabilities and taxes payable, partially offset by decreases in payments of accounts payable and increases in net income and depreciation and amortization. Net cash provided by operating activities for the year ended March 31, 2014 increased primarily due to positive results from our efforts to collect long-outstanding receivables, partially offset by significant increases in inventory purchases associated with the Amega and TempSys Acquisitions.

Net cash used in investing activities for the year ended March 31, 2016 resulted from $24,111,000 associated with the 2016 Acquisitions and the purchase of $7,729,000 of property, plant and equipment. Net cash used in investing activities for the year ended March 31, 2015 resulted from $20,543,000 associated with the 2015 Acquisitions and the purchase of $2,828,000 of property, plant and equipment. Net cash used in investing activities for the year ended March 31, 2014 resulted from $22,758,000 associated with the 2014 Acquisitions and the purchase of $1,041,000 of property, plant and equipment, partially offset by the proceeds from the disposal of the NuSonics product line of $661,000.

Net cash provided by financing activities for the year ended March 31, 2016 resulted from borrowings under our Credit Facility of $25,000,000 and proceeds from the exercise of stock options of $1,923,000, partially offset by the repayment of debt of $6,000,000 and the payment of dividends of $2,303,000. Net cash provided by financing activities for the year ended March 31, 2015 resulted from borrowings under our Credit Facility of $23,000,000 and proceeds from the exercise of stock options of $1,504,000, partially offset by the repayment of debt of $13,250,000 and the payment of dividends of $2,182,000. Net cash provided by financing activities for the year ended March 31, 2014 resulted from borrowings under our Line of Credit of $21,000,000 and proceeds from the exercise of stock options of $1,845,000, partially offset by the repayment of debt of $8,500,000 and the payment of dividends of $1,989,000.

At March 31, 2016, we had contractual obligations for open purchase orders of approximately $3,120,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for the packaging component of our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $11,500,000 as of March 31, 2016) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 (valued at $9,037,000 as of March 31, 2016 based on the then current fair market value and exchange rate) of contingent consideration payable which represented our best estimate of the then current fair market value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of the packaging component of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the current run rate projected over the entire three-year contingent consideration period). This amount is subject to modification at the end of the second and third years of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

In October 2015, we entered into the Amato Settlement (for additional discussion, please see Note 12 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data”) whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment and we had $1,041,000 accrued on our consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying consolidated statements of income for the year ended March 31, 2016.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method to determine cost. We evaluate labor and overhead costs annually, unless specific circumstances necessitate a mid-year evaluation for specific items. Our work in process and finished goods inventory includes raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. Our biological indicator inventory is tracked by lot number, thus labor is generally based on actual hours.

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

We did not record any impairment charges for the years ended March 31, 2016, 2015 or 2014. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Purchase Accounting for Acquisitions

We apply the acquisition method of accounting for a business combination. In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. For the Infitrak, PCD and Amega Acquisitions, we also recorded a liability for contingent consideration based on estimated future revenues. We monitor our assumptions surrounding these estimated future cash flows and, if there is a significant change, would record an adjustment to the contingent consideration liability and a corresponding adjustment to either income or expense.

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

Contingent Liabilities

We accrue a loss for contingencies if it is probable that an asset has been impaired or a liability has been incurred, and when the amount of loss can be reasonably estimable. When no accrual is made because one or both of these conditions does not exist, we disclose the contingency if there is at least a reasonable possibility that a loss may be incurred. We estimate contingent liabilities based on the best information available at the time. If there is a range of possible outcomes, we accrue the low end of the range.

Recent Accounting Standards and Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), as part of its simplification initiative, which affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The ASU was effective for our fiscal year ending March 31, 2018 using either the prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, we elected to early adopt and prospectively apply the provisions of this amendment as of April 1, 2015.

In December 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2018. We do not expect this guidance to have a material impact on our results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified which eliminates the requirement to restate prior period financial statements. The ASU requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. Due to the historical nature and volume of our acquisitions, we elected to early adopt this ASU and there was no impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2019. We are currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.

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

As of March 31, 2016, we have no obligations or interests which qualify as off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2016, our contractual obligations, including payments due by period, are as follows (in thousands):

		Payments Due For Years Ending March 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Purchase Commitments	$3,120	$2,808	$312	$--	$--
Line of Credit	27,500	--	--	27,500	--
Term loan	17,750	3,000	6,000	8,750	--
Other	483	274	209	--	--
Total	$48,853	$6,082	$6,521	$36,250	$--

Our purchase commitments consist primarily of open purchase orders, which we have established to take advantage of volume discounts for materials and to ensure a reliable supply of critical parts.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

We are subject to interest rate volatility with regard to existing and future issuances of debt, as our current credit facility is variable-rate. Based on annualized variable-rate debt for the year ended March 31, 2016, a one percentage point increase in interest rates would have increased interest expense by $380,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Mesa Laboratories, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2016. We have also audited the Company’s internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Infitrak, (“Infitrak Acquisition”), which was acquired on July 6, 2015, and North Bay (“North Bay Acquisition”), which was acquired on August 6, 2015. Financial statements of the Acquisitions constitute approximately 10% and 9% of consolidated total assets and total revenues, respectively, of the consolidated financial statements amounts as of and for the year ended March 31, 2016. Accordingly, our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquisitions. The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. and subsidiaries as of March 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2016 in conformity with accounting principles generally accepted in the United States of America. As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for share-based compensation in fiscal 2016, due to the adoption of Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718) Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

June 6, 2016

Denver, Colorado

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$5,695	$2,034
Accounts receivable, less allowances of $375 and $700, respectively	15,313	12,145
Inventories, net	14,017	12,420
Prepaid expenses and other	943	1,334
Deferred income taxes	1,218	1,689
Total current assets	37,186	29,622

Property, plant and equipment, net	16,628	9,598
Intangibles, net	40,797	33,231
Goodwill	66,137	44,869
Total assets	$160,748	$117,320

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,823	$2,503
Accrued salaries and payroll taxes	5,040	4,105
Unearned revenues	3,026	1,314
Current portion of contingent consideration	4,757	1,220
Other accrued expenses	3,085	1,307
Income taxes payable	2,240	1,208
Current portion of long-term debt	3,000	3,000
Total current liabilities	23,971	14,657

Deferred income taxes	5,419	5,122
Long-term debt	42,250	23,250
Contingent consideration	4,430	812
Total liabilities	76,070	43,841

Commitments and Contingencies (Note 12)	--	--

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,637,273 shares (March 31, 2016) and 3,561,540 shares (March 31, 2015)	21,001	17,751
Retained earnings	64,828	55,962
Accumulated other comprehensive loss	(1,151)	(234)
Total stockholders’ equity	84,678	73,479
Total liabilities and stockholders’ equity	$160,748	$117,320

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended March 31,
	2016	2015	2014

Revenues
Product	$66,085	$58,910	$44,539
Service	18,574	12,420	8,185
Total revenues	84,659	71,330	52,724

Cost of revenues
Cost of products	26,957	23,128	16,062
Cost of services	6,289	4,810	4,974
Total cost of revenues	33,246	27,938	21,036
Gross profit	51,413	43,392	31,688

Operating expenses
Selling	7,500	7,176	6,119
General and administrative	23,618	17,058	11,464
Research and development	3,972	3,294	2,320
Total operating expenses	35,090	27,528	19,903

Operating income	16,323	15,864	11,785
Other (expense) income, net	(768)	(517)	1,318

Earnings before income taxes	15,555	15,347	13,103

Income taxes	4,386	5,764	4,103
Net income	$11,169	$9,583	$9,000

Net income per share:
Basic	$3.10	$2.72	$2.61
Diluted	2.97	2.63	2.49

Weighted average common shares outstanding:
Basic	3,605	3,521	3,445
Diluted	3,757	3,650	3,611

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive Income

 (In thousands except per share data)

	Year Ended March 31,
	2016	2015	2014

Net Income	$11,169	$9,583	$9,000

Other comprehensive loss, net of tax:
Foreign currency translation	(917)	(234)	--

Total comprehensive income	$10,252	$9,349	$9,000

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Employee Loans	Retained Earnings	Accumulated Other Comprehensive Loss	Total
March 31, 2013	3,388,548	$11,352	$(149)	$41,550	$--	$52,753

Common stock issued for conversion of stock options net of 13,021 shares returned as payment	104,864	1,845	--	--	--	1,845
Purchase and retirement of common stock	(2,784)	(147)	125	--	--	(22)
Dividends paid	--	--	--	(1,989)	--	(1,989)
Stock-based compensation	--	840	--	--	--	840
Tax impact on exercise of stock options	--	1,906	--	--	--	1,906
Net income	--	--	--	9,000	--	9,000
March 31, 2014	3,490,628	15,796	(24)	48,561	--	64,333

Common stock issued for conversion of stock options net of 11,266 shares returned as payment	70,912	1,504	--	--	--	1,504
Purchase and retirement of common stock	--	(28)	24	--	--	(4)
Dividends paid	--	--	--	(2,182)	--	(2,182)
Stock-based compensation	--	993	--	--	--	993
Tax impact on exercise of stock options	--	(514)	--	--	--	(514)
Foreign currency translation	--	--	--	--	(234)	(234)
Net income	--	--	--	9,583	--	9,583
March 31, 2015	3,561,540	17,751	--	55,962	(234)	73,479

Common stock issued for conversion of stock options net of 13,491 shares returned as payment	75,733	1,923	--	--	--	1,923
Dividends paid	--	--	--	(2,303)	--	(2,303)
Stock-based compensation	--	1,327	--	--	--	1,327
Foreign currency translation	--	--	--	--	(917)	(917)
Net income	--	--	--	11,169	--	11,169
March 31, 2016	3,637,273	$21,001	$--	$64,828	$(1,151)	$84,678

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$11,169	$9,583	$9,000
Depreciation and amortization	7,174	5,656	3,844
Loss (gain) on dispositions, net	--	16	(420)
Deferred income taxes	(807)	450	(43)
Stock-based compensation	1,327	993	840
Foreign currency adjustments	53	(176)	--
Change in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable, net	(1,958)	(2,291)	697
Inventories, net	(1,202)	(3,164)	(1,300)
Prepaid expenses and other	391	772	(1,479)
Accounts payable	(150)	410	754
Accrued liabilities and taxes payable	2,865	(861)	1,192
Unearned revenues	99	(572)	308
Contingent consideration	(2,058)	--	(1,020)
Net cash provided by operating activities	16,903	10,816	12,373

Cash flows from investing activities:
Acquisitions	(24,111)	(20,543)	(22,758)
Proceeds from disposition	--	--	661
Purchases of property, plant and equipment	(7,729)	(2,828)	(1,041)
Net cash used in investing activities	(31,840)	(23,371)	(23,138)

Cash flow from financing activities:
Proceeds from the issuance of debt	25,000	23,000	21,000
Payments on debt	(6,000)	(13,250)	(8,500)
Dividends	(2,303)	(2,182)	(1,989)
Proceeds from the exercise of stock options	1,923	1,504	1,845
Purchase and retirement of common stock	--	--	(22)
Net cash provided by financing activities	18,620	9,072	12,334

Effect of exchange rate changes on cash and cash equivalents	(22)	(58)	--

Net increase (decrease) in cash and cash equivalents	3,661	(3,541)	1,569
Cash and cash equivalents at beginning of year	2,034	5,575	4,006
Cash and cash equivalents at end of year	$5,695	$2,034	$5,575

Cash paid during the year for:
Income taxes	$3,951	$3,345	$4,714
Interest	848	499	133

Supplemental non-cash activity:
Repayment of employee loans for stock options	$--	$24	$92
Contingent consideration as part of an acquisition	9,271	412	500

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Continuous Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Division provides parameter (primarily temperature) monitoring of products in a cold chain, consulting services such as compliance monitoring, packaging development and validation or mapping of transport and storage containers, and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Unearned Revenues

Certain of our products have associated annual service contracts whereby we provide repair, technical support and various other analytical or maintenance services. In the event that these contracts are paid up front by the customer, the associated amounts are deferred and recognized ratably over the term of the service period.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. For the years ended March 31, 2016, 2015 and 2014, no individual customer represented more than 10 percent of our revenues or more than 10 percent of our accounts receivable balance. Approximately 63 percent and 37 percent of our sales for the year ended March 31, 2016 were to customers located in the United States and foreign countries, respectively.

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method to determine cost. We evaluate labor and overhead costs annually, unless specific circumstances necessitate a mid-year evaluation. Our work in process and finished goods inventory includes raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. Our biological indicator inventory is tracked by lot number, thus it is generally based on actual hours.

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

We test intangible assets determined to have indefinite useful lives, including trademarks and goodwill, for impairment annually, or more frequently if events or circumstances indicate that assets might be impaired. We perform these annual impairment reviews as of the first day of our fourth fiscal quarter. We use a variety of methodologies in conducting impairment assessments of indefinite-lived intangible assets, including, but not limited to, discounted cash flow models, which are based on the assumptions we believe hypothetical marketplace participants would use. For indefinite-lived intangible assets, other than goodwill, if the carrying amount exceeds the fair value, an impairment charge is recognized in an amount equal to that excess.

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

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments consist of our Instruments, Continuous Monitoring, Biological Indicators and Cold Chain. These operating segments are consistent with the way management runs our business. Our Instruments operating segment is subdivided into smaller business units. These business units are also our reporting units. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

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

Income Taxes

We recognize deferred income tax assets and liabilities for the expected future tax consequences of temporary differences between the income tax and financial reporting carrying amount of our assets and liabilities. We monitor our deferred tax assets and evaluate the need for a valuation allowance based on the estimate of the amount of such deferred tax assets that we believe do not meet the more-likely-than-not recognition criteria. We also evaluate whether we have any uncertain tax positions and record a reserve if we believe it is more-likely-than-not our position would not prevail with the applicable tax authorities. Any penalties and interest are included in other expense, net on the consolidated statements of income.

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of estimated amounts due under various acquisition agreements and is typically based upon either revenues growth or specified profitability growth metrics. At each reporting period, we evaluate the expected future payments and the associated discount rate to determine the fair value of the contingent consideration. These amounts represent our best estimate of the amounts which will ultimately be paid. The discount rate represents our cost of borrowing at the reporting date that the fair value calculation is being performed. Changes in the fair value of the acquisition related contingent consideration is included in other (expense) income, net on the accompanying consolidated statements of net income.

Fair Value of Measurements

Our financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and long-term debt. The carrying value of these financial instruments (other than acquisition related contingent consideration liabilities, see above) is considered to be representative of their fair value due to the short maturity of these instruments. Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Compensation—Stock Compensation (Topic 718), as part of its simplification initiative, which affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The ASU was effective for our fiscal year ending March 31, 2018 using either the prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, we elected to early adopt and prospectively apply the provisions of this amendment as of April 1, 2015. The adoption of this ASU decreased income tax expense by $860,000 for the year ended March 31, 2016.

In December 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2018. We do not expect this guidance to have a material impact on our results of operations or financial position.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified which eliminates the requirement to restate prior period financial statements. The ASU requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. Due to the historical nature and volume of our acquisitions, we elected to early adopt this ASU and there was no impact to our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which impacts virtually all aspects of an entity’s revenue recognition. The core principle of the new standard is that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies can transition to the standard either retrospectively or as a cumulative effective adjustment as of the date of adoption. The new standard is effective for our fiscal year (and interim periods within that year) ending March 31, 2019. We are currently evaluating when to adopt the new standard, the impacts of adoption and the implementation approach to be used.

Note 2. Acquisitions and Dispositions

Acquisitions

For the year ended March 31, 2016, our acquisitions of businesses (net of cash acquired) totaled $33,382,000, which consisted primarily of the following material acquisitions:

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

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for the packaging component of our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $11,500,000 as of March 31, 2016) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 (valued at $9,037,000 as of March 31, 2016 based on the then current fair market value and exchange rate) of contingent consideration payable which represented our best estimate of the then current fair market value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of the packaging component of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

We expected to achieve savings and generate growth as we integrated the Infitrak operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is not deductible for tax purposes and it was assigned to our Cold Chain segment.

The Infitrak Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflects our preliminary allocation of the consideration, subject to customary purchase price adjustments in accordance with the Infitrak Agreement (in thousands):

Cash consideration	$8,747
Holdback payment liability	637
Contingent consideration liability	9,271
Aggregate consideration	$18,655

Accounts receivable	$925
Inventories	310
Property, plant and equipment	530
Intangibles	5,869
Goodwill	13,833
Accounts payable	(470)
Accrued liabilities	(767)
Deferred income taxes	(1,575)
Total purchase price allocation	$18,655

The accompanying consolidated statements of income include the results of the Infitrak Acquisition from the acquisition date of July 6, 2015. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2015 and 2014, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2016	2015
Revenues	$86,499	$74,379
Net income	11,471	9,944
Net Income per common share:
Basic	$3.18	$2.82
Diluted	3.05	2.72

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

We expected to achieve savings and generate growth as we integrated the North Bay operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is deductible for tax purposes and it was assigned to our Biological Indicators segment.

The North Bay Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflected our allocation of the consideration, subject to customary purchase price adjustments in accordance with the North Bay Agreement (in thousands):

Cash consideration	$10,322
Holdback payment liability	1,000
Aggregate consideration	$11,322

Cash	$20
Accounts receivable	285
Inventories	85
Property, plant and equipment	229
Intangibles	4,454
Goodwill	7,962
Accrued liabilities	(100)
Unearned revenues	(1,613)
Total purchase price allocation	$11,322

The accompanying consolidated statements of income include the results of the North Bay Acquisition from the acquisition date of August 6, 2015. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2015 and 2014, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2016	2015
Revenues	$86,053	$75,649
Net income	11,463	10,182
Net Income per common share:
Basic	$3.18	$2.89
Diluted	3.05	2.79

For the year ended March 31, 2015, our acquisitions of businesses (net of cash acquired) totaled $20,955,000, which consisted primarily of the following material acquisitions:

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

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the current run rate projected over the entire three-year contingent consideration period). This amount is subject to modification at the end of the second and third years of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

We expected to achieve savings and generate growth as we integrated the PCD operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is deductible for tax purposes and it was assigned to our Biological Indicators segment.

The PCD Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflected our allocation of the consideration, subject to customary purchase price adjustments in accordance with the PCD Agreement (in thousands):

Cash consideration	$5,000
Holdback payment liability	250
Contingent consideration liability	300
Aggregate consideration	$5,550

Inventories	$137
Property, plant and equipment	7
Intangibles	3,678
Goodwill	1,743
Accrued expenses	(15)
Total purchase price allocation	$5,550

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

We expected to achieve savings and generate growth as we integrated the BGI operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is deductible for tax purposes and it was assigned to our Instruments segment.

The BGI Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflected our allocation of the consideration, subject to customary purchase price adjustments in accordance with the BGI Agreement (in thousands):

Inventories	$1,268
Property, plant and equipment	47
Intangibles	5,711
Goodwill	3,295
Accrued expenses	(53)
Total purchase price allocation	$10,268

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

For the year ended March 31, 2014, our acquisitions of businesses (net of cash acquired) totaled $23,258,000, which consisted primarily of the following material acquisitions:

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

Under the terms of the Amega Agreement, we were required to pay contingent consideration if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition met certain levels. The potential consideration payable ranged from $0 to $10,000,000 and was based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Any changes to the contingent consideration ultimately paid would have resulted in additional income or expense in our consolidated statements of income. The contingent consideration was payable in the third quarter of our year ending March 31, 2017. In October 2015, we entered into a settlement agreement which relieved us of any future payment obligation under the Amega Earn-Out (see Note 12).

We expected to achieve savings and generate growth as we integrated the Amega operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is deductible for tax purposes and it was assigned to our Continuous Monitoring segment.

The Amega Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflected our allocation of the consideration, subject to customary purchase price adjustments in accordance with the Amega Agreement (in thousands):

Cash consideration	$11,268
Holdback payment liability	1,000
Contingent consideration liability	500
Aggregate consideration	$12,768

The purchase price was allocated as follows:
Accounts receivable	$663
Inventories	410
Prepaid expenses and other	11
Property, plant and equipment	115
Intangibles	5,838
Goodwill	6,827
Accrued salaries and payroll taxes	(53)
Unearned revenues	(1,043)
Total purchase price allocation	$12,768

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

We expected to achieve savings and generate growth as we integrated the TempSys operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is not deductible for tax purposes and it was assigned to our Continuous Monitoring segment.

The TempSys Acquisition constituted the acquisition of a business and was recognized at fair value. We determined the estimated fair values using discounted cash flow analyses and estimates made by management. The following reflected our allocation of the consideration, subject to customary purchase price adjustments in accordance with the TempSys Agreement (in thousands):

The purchase price was allocated as follows:
Cash	$57
Accounts receivable	838
Inventories	447
Prepaid expenses and other	21
Property, plant and equipment	25
Deferred income taxes	585
Intangibles	6,135
Goodwill	6,820
Accounts payable	(255)
Accrued salaries and payroll taxes	(2,134)
Unearned revenues	(485)
Other accrued expenses	(135)
Deferred income taxes	(2,093)
Total purchase price allocation	$9,826

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

Note 3. Inventories

Inventories consist of the following (in thousands):

	March 31,
	2016	2015
Raw materials	$9,433	$10,366
Work-in-process	337	530
Finished goods	4,941	1,913
Less reserve	(694)	(389)
	$14,017	$12,420

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2016	2015
Land	$1,614	$1,614
Buildings	4,723	4,721
Manufacturing equipment	7,802	6,797
Computer equipment	2,649	1,845
Construction in progress	7,333	817
Other	685	526
	24,806	16,320
Less accumulated depreciation	(8,178)	(6,722)
	$16,628	$9,598

Depreciation expense for the years ended March 31, 2016, 2015 and 2014 was $1,387,000, $981,000 and $865,000, respectively.

Note 5. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
March 31, 2014	$9,279	$14,940	$13,647	$--	$37,866
Effect of foreign currency translation	--	--	--	--	--
Acquisitions	3,708	3,295	--	--	7,003
March 31, 2015	12,987	18,235	13,647	--	44,869
Effect of foreign currency translation	(624)	--	--	(476)	(1,100)
Acquisitions	8,535	--	--	13,833	22,368
March 31, 2016	$20,898	$18,235	$13,647	$13,357	$66,137

Other intangible assets are as follows:

(In thousands)	March 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$7,364	$3,093	$4,271	10	-	16
Trade names	3,474	1,271	2,203	3	-	10
Customer relationships	48,782	15,228	33,554	7	-	10
Non-compete agreements	1,846	1,077	769	3	-	10
	$61,466	$20,669	$40,797

	March 31, 2015
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$7,210	$2,362	$4,848	10	-	16
Trade names	3,158	863	2,295	3	-	10
Customer relationships	36,408	10,752	25,656	7	-	10
Non-compete agreements	1,286	854	432	3	-	10
	$48,062	$14,831	$33,231

The following is estimated amortization expense for the years ending March 31:

(In thousands)
2017	$6,125
2018	5,951
2019	5,623
2020	5,312
2021	4,279

Amortization expense for the years ended March 31, 2016, 2015 and 2014 was $5,787,000, $4,675,000 and $2,979,000, respectively.

Note 6. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2016	March 31, 2015
Line of credit (2.43% at March 31, 2016)	$27,500	$13,500
Term loan (2.43% at March 31, 2016)	17,750	12,750
Less: current portion	(3,000)	(3,000)
Long-term portion	$42,250	$23,250

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.25 to 1.0 through March 31, 2016 and 3.0 to 1.0 thereafter, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at March 31, 2016.

Future contractual maturities of debt as of March 31, 2016 are as follows (in thousands):

Year ending March 31,
2017	$3,000
2018	3,000
2019	3,000
2020	3,000
2021	33,250
$45,250

Subsequent to year end, we made a $750,000 required principal payment on the Term Loan.

Note 7. Stockholders' Equity

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings, based on management’s estimate of the original sales price of the underlying shares.

In November, 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock purchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. As of March 31, 2016, we have purchased 162,486 shares under this plan.

Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2016	2015	2014
First quarter	$0.16	$0.15	$0.14
Second quarter	0.16	0.15	0.14
Third quarter	0.16	0.16	0.15
Fourth quarter	0.16	0.16	0.15

Note 8. Employee Benefit Plans

We adopted our 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible the first day of the following month that an employee attains an age of 21 and one hour of service time. We match 50% of the employee’s contribution up to 6% of the employee’s salary and those contributions are vested immediately. Prior to the year ended March 31, 2014, our Bozeman, Montana facility (“Bozeman’) operated on a separate 401(k) plan. That plan was adopted effective August 15, 1996. Participation was voluntary and employees were eligible to participate at age 21 and after one year of employment. Bozeman matched 100% of the employee’s contribution up to 4% of the employee’s salary and those contributions vested immediately. Bozeman also offered a Roth Savings Plan which was incorporated into their 401(k) Plan with identical requirements and contributions. The Bozeman 401(k) plan was merged into our plan during the year ended March 31, 2014. We contributed $387,000, $330,000 and $214,000, respectively, to all plans for the years ended March 31, 2016, 2015 and 2014.

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

On August 8, 2014 we adopted The Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Plan”), which was subsequently approved by our shareholders on October 2, 2014 at our 2014 Annual Meeting of Shareholders. The purpose of the 2014 Plan is to promote the success and enhance the value of the Company by linking the personal interests of our employees, officers and directors to those of our shareholders by providing such persons with an incentive for outstanding performance. A total of 1,100,000 shares of common stock were reserved for issuance under the 2014 Plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. As of March 31, 2016, we have 186,370 stock options outstanding under the 2014 Plan.

Under the December 8, 2006 plan (the “2006 Plan”), a total of 400,000 shares of common stock were reserved for issuance and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On September 23, 2010, our shareholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance was increased to 800,000. As a result of the approval of the 2014 Plan by our shareholders, no further awards will be made under the 2006 Plan and it will remain in effect only as long as awards previously made thereunder remain outstanding. As of March 31, 2016, we have 329,350 stock options outstanding under the 2006 Plan. On February 27, 2013, we filed a Registration Statement on Form S-8 whereby we registered the additional 400,000 shares of common stock underlying stock options issuable under the 2006 Plan.

Under the October 21, 1999 plan (the “1999 Plan”), a total of 300,000 shares of common stock were reserved for issuance and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On October 18, 2004, our shareholders approved an amendment to the 1999 Plan to reserve an additional 200,000 shares of common stock for issuance under the plan. The 1999 Plan has expired and no new grants can be made under this plan. As of March 31, 2016, we have zero stock options outstanding under the 1999 Plan.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Year Ended March 31,
	2016	2015	2014
Total cost of stock based compensation charged against income before income tax	$1,327	$993	$840
Amount of income tax benefit recognized in earnings	374	373	263
Amount charged against net income	$953	$620	$577
Impact on net income per common share:
Basic	$0.26	$0.18	$0.17
Diluted	0.25	0.17	0.16

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

	Year Ended March 31,
	2016			2015			2014
Volatility	27.1%	-	30.2%	24.4%	-	27.1%	26%	-	28.7%
Risk-free interest rate		1.09%		1.9%	-	2.3%	.8%	-	2.1%
Expected option life (years)		8		6	-	8	5	-	10
Dividend yield		.7%			.9%			1.1%

A summary of the option activity as of and for the years ended March 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted- average Exercise Price	Weighted- average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2013	416,125	29.87	3.7	9,529
Granted	128,124	55.33	6.4	--
Forfeited	(27,782)	52.50	--	--
Expired	(410)	52.50	--	--
Exercised	(117,885)	22.17	--	--
Outstanding at March 31, 2014	398,172	38.75	4.4	20,505
Granted	147,720	88.62	7.0	--
Forfeited	(26,466)	64.62	--	--
Expired	--	--	--	--
Exercised	(82,178)	28.87	--	--
Outstanding at March 31, 2015	437,248	55.81	4.9	9,445
Granted	184,030	72.89	6.7	--
Forfeited	(16,334)	75.16	6.5	--
Expired	--	--	--	--
Exercised	(89,224)	38.28	--	--
Outstanding at March 31, 2016	515,720	64.32	5.2	16,561

Exercisable at March 31,
2016	157,457	42.49	3.6	8,481
2015	163,210	33.35	3.6	6,341
2014	140,825	26.70	3.5	8,949

A summary of the status of our unvested option shares as of and for the years ended March 31, 2016, 2015 and 2014 is as follows:

	Unvested Shares	Weighted-average Grant-date Fair Value
Unvested at March 31, 2013	257,805	9.55
Options granted	128,124	15.90
Options forfeited	(27,782)	14.75
Options vested	(100,800)	8.53
Unvested at March 31, 2014	257,347	11.86
Options granted	147,720	24.49
Options forfeited	(26,466)	17.29
Options vested	(104,563)	10.36
Unvested at March 31, 2015	274,038	18.42
Options granted	184,030	18.78
Options forfeited	(16,334)	19.07
Options vested	(83,471)	14.65
Unvested at March 31, 2016	358,263	19.46

The total intrinsic value of options exercised was $5,260,000, $3,546,000 and $6,287,000 for the years ended March 31, 2016, 2015 and 2014, respectively. As of March 31, 2016, there was $4,595,000 of total unrecognized compensation expense related to unvested options. As of March 31, 2016, we have 913,630 shares available for future option grants.

Note 10. Income Taxes

Earnings before income taxes are as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Domestic	$14,427	$14,896	$13,103
Foreign	1,128	451	--
	$15,555	$15,347	$13,103

The components of our provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Current tax provision
Federal	$3,666	$4,186	$4,031
State	627	1,135	106
Foreign	658	212	--
	4,951	5,533	4,137
Deferred tax provision:
Federal	(189)	252	(19)
State	(138)	51	(15)
Foreign	(238)	(72)	--
	(565)	231	(34)
	$4,386	$5,764	$4,103

The components of net deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2016	2015
Current deferred tax assets:
Accrued employee-related expenses	$257	$252
Allowances and reserves	217	346
Stock option deductible differences	606	388
Inventory	533	252
Foreign tax credit mirror	--	285
Currency translation adjustment	12	144
Net operating loss	110	22
Other	3	--
	1,738	1,689

Long-term deferred tax liability:
Property, plant and equipment	(1,599)	(1,478)
Goodwill and intangible assets	(4,335)	(3,644)
Other	(5)	--
	(5,939)	(5,122)

Net deferred tax liability	$(4,201)	$(3,433)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Federal income taxes at statutory rates	$5,445	$5,374	$4,586
State income taxes, net of federal benefit	293	860	78
Tax benefit of stock option exercises	(751)	209	5
Section 199 manufacturing deduction	(440)	(317)	(250)
Research and development credit	(345)	(248)	(159)
Other	184	(114)	(157)
	$4,386	$5,764	$4,103

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our federal tax returns for all years after 2012, state tax returns after 2011, and foreign tax returns after 2012 are subject to future examination by tax authorities for all our tax jurisdictions. Although the outcome of tax audits, if any is always uncertain, we believe that we have adequately accrued for all amounts of tax, including interest and penalties and any adjustments that may result.

As of March 31, 2016, the gross amount of unrecognized tax benefits was $221,000. There would have been no impact on our effective tax rate for the year ended March 31, 2016 had these benefits been recognized. We recognize interest and penalties related to unrecognized tax benefits in other expense and general and administrative expense, respectively.  Accrued interest and penalties related to unrecognized tax benefits were $3,000, $0 and $0 as of March 31, 2016, 2015 and 2014, respectively. A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Beginning balance	$--	$--	$--
Increases related to current period tax positions	221	--	--
Ending balance	$221	$--	$--

We expect that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheets. At this time, we expect resolution of the uncertain tax position within 12 months.

As of March 31, 2016, undistributed earnings of our Canadian subsidiary amounted to $794,000. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

As of March 31, 2016, we had $0 and $2,309,000 of net operating losses for federal and state income tax purposes, respectively. The state net operating losses will expire between 2020 and 2030.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except share data):

	Year Ended March 31,
	2016	2015	2014
Net income available for shareholders	$11,169	$9,583	$9,000

Weighted average outstanding shares of common stock	3,605	3,521	3,445
Dilutive effect of stock options	152	129	166
Common stock and equivalents	3,757	3,650	3,611
Net Income per share:
Basic	$3.10	$2.72	$2.61
Diluted	2.97	2.63	2.49

For the years ended March 31, 2016, 2015 and 2014, 137,000, 152,000 and zero outstanding stock options, respectively were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 12. Commitments and Contingencies

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Earn-Out Agreement) for the packaging component of our cold chain business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $11,500,000 as of March 31, 2016) and is based upon a sliding scale of growth in gross profit (as defined in the Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 (valued at $9,037,000 as of March 31, 2016 based on the then current fair market value and exchange rate) of contingent consideration payable which represented our best estimate of the then current fair market value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of the packaging component of our cold chain business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that will ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the current run rate projected over the entire three-year contingent consideration period). This amount is subject to modification at the end of the second and third years of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

Under the terms of the Amega Agreement, we were required to pay contingent consideration (the “Amega Earn-Out”) if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition met certain levels. The potential consideration payable ranged from $0 to $10,000,000 and was based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Any changes to the contingent consideration ultimately paid would have resulted in additional income or expense in our consolidated statements of income. The contingent consideration would have been payable in the third quarter of our year ending March 31, 2017.

In November 2014, Amega and its owner Anthony Amato (“Amato”) filed a complaint (Anthony Amato and Amega Scientific Corporation v. Mesa Laboratories, Inc., Civil Action No. 1:14-cv-03228) in the United States District Court for the District of Colorado asserting, among other items, that our termination of Amato as an employee impacted his ability to maximize the potential consideration payable under the Amega Earn-Out and to exercise stock options that failed to vest. The plaintiff was seeking an immediate maximum payout of $10,000,000 under the Amega Earn-Out, the immediate acceleration of the 10,000 stock options granted Amato upon his initial employment along with other consequential damages in excess of $500,000, lost future earnings and punitive damages. In addition, Amato alleged that we improperly withheld $704,065.86 from the holdback consideration under the Amega Agreement. In January 2015, we filed a motion to dismiss the complaint with prejudice.

In October 2015, we entered into a settlement agreement (the “Amato Settlement”) whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment and we had $1,041,000 accrued on our consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying consolidated statements of income for the year ended March 31, 2016.

A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies state by state and often requires knowledge of each jurisdiction’s tax case law. During the year ended March 31, 2013, we determined that there are states in which we likely had established nexus during prior periods without properly collecting and remitting sales tax. We recorded an estimate of $100,000 associated with one specific state but we were unable to estimate our remaining exposure at that time. During the year ended March 31, 2014, we completed our analysis associated with the remaining states and we recorded an estimate of $1,408,000, which was included in other accrued expenses on the consolidated balance sheets and in general and administrative expense on the consolidated statements of income for the year ended March 31, 2014. That estimate was based upon facts and circumstances known at such time and our ultimate liability was subject to change as further analysis was completed and state sales tax returns were filed.

During the year ended March 31, 2015 we successfully completed and filed several state sales tax returns which concluded our obligation for historical sales taxes in those states. In addition, we continued to work through the process in the remaining states. As a result of this work, we determined that our exposure had increased above and beyond our original accrual and as a result, we recorded an additional accrual of $460,000 during the year ended March 31, 2015. During the year ended March 31, 2016, we successfully completed and filed additional state sales tax returns which concluded our obligation for historical sales taxes in those remaining states.

Under the terms of the Bios Agreement, we were required to pay contingent consideration if the cumulative revenues related to the acquisition for the three years subsequent to the acquisition exceed $22,127,000. The potential future payment that we could have been required to make ranged from $0 to $6,710,000. Based upon historical growth rates, we initially recorded $2,140,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Based upon actual results and current run rates, during the year ended March 31, 2014, we revised our estimate of the ultimate contingent liability that would be paid, which resulted in reducing the contingent consideration payable to $1,120,000. This gain of $1,020,000 associated with the decrease in the contingent consideration payable is included in other income (expense), net on the accompanying consolidated statements of income for the year ended March 31, 2014. We finalized the contingent consideration and paid $1,120,000 in May 2015

Note 13. Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at March 31, 2013	$--	$--
Unrealized losses arising during the year	--	--
Balance at March 31, 2014	--	--
Unrealized losses arising during the year	(234)	(234)
Balance at March 31, 2015	(234)	(234)
Unrealized losses arising during the year	(917)	(917)
Balance at March 31, 2016	$(1,151)	$(1,151)

Note 14. Segment Data

We have four operating segments: Biological Indicators, Instruments, Continuous Monitoring and Cold Chain. The following tables set forth our segment information (in thousands):

	Year Ended March 31, 2016
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$33,649	$35,692	$10,792	$4,526	$84,659

Gross profit	$22,205	$23,223	$4,154	$1,831	$51,413
Selling expenses	1,734	3,848	1,642	276	7,500
	$20,471	$19,375	$2,512	$1,555	43,913
Reconciling items (1)					(28,358)
Earnings before income taxes					$15,555

	Year Ended March 31, 2015
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$27,390	$33,054	$10,886	$--	$71,330

Gross profit	$17,142	$20,763	$5,487	$--	$43,392
Selling expenses	1,551	3,441	2,184	--	7,176
	$15,591	$17,322	$3,303	$--	36,216
Reconciling items (1)					(20,869)
Earnings before income taxes					$15,347

	Year Ended March 31, 2014
	Biological Indicators	Instruments	Continuous Monitoring	Cold Chain	Total
Revenues	$22,992	$26,389	$3,343	$--	$52,724

Gross profit	$13,187	$16,904	$1,597	$--	$31,688
Selling expenses	1,350	3,954	815	--	6,119
	$11,837	$12,950	$782	$--	25,569
Reconciling items (1)					(12,466)
Earnings before income taxes					$13,103

(1) Reconciling items include general and administrative, research and development, and other expenses.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Year Ended March 31,
	2016	2015	2014
Revenues from unaffiliated customers
United States	$53,094	$45,798	$29,551
Foreign	31,565	25,532	23,173
	$84,659	$71,330	$52,724

No foreign country exceeds ten percent of total revenues.

	March 31,
	2016	2015
Total assets
Biological Indicators	$56,724	$36,304
Instruments	49,077	44,401
Continuous Monitoring	26,881	31,558
Cold Chain	20,210	--
Corporate and administrative	7,856	5,057
	$160,748	$117,320

All long-lived assets are located in the United States except for $7,331,000 and $19,047,000 which are associated with our French and Canadian subsidiaries, respectively.

Note 15. Fair Value Measurements

We follow authoritative guidance (GAAP) which requires that assets and liabilities carried at fair value be classified and disclosed in one of the established categories. A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three categories are defined as follows:

• Level 1: Quoted prices in active markets for identical assets.

• Level 2: Observable market-based inputs or unobservable inputs that are corroborated by market data.

• Level 3: Significant inputs to the valuation model are unobservable inputs.

Assets and liabilities measured on a recurring basis:

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (including certain contingent consideration amounts that are short-term in nature) are carried at cost, which is considered to be representative of their fair value due to the short term maturity of these instruments. The recorded value of the Line of Credit and Term Loan (See Note 6), approximates fair value due to their variable rate structure.

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows:

	Year Ended March 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:

Contingent Consideration	$--	$--	$9,037	$9,037

Under the Infitrak Agreement (See Note 2), we will make two annual payments to the former owners based on future growth in gross profit (as defined in the Earn-Out Agreement). This contingent consideration payable is a standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market or market participants. As such, the inputs for this instrument are unobservable and therefore classified as Level 3 inputs. This contingent consideration liability is valued using a discounted cash flow model based on internal forecasts and our current cost of borrowing.

The contingent consideration arising from this agreement is our only Level 3 asset or liability. The following table presents a roll forward of the contingent consideration payable for the years ended March 31, 2016 and 2015 (in thousands):

	March 31,
	2016	2015
Opening balance	$--	$--
Amount related to Infitrak Acquisition	9,271	--
Measurement period adjustment(s)	--	--
Payments/accruals	--	--
Transfers in/out of Level 3	--	--
Fair value adjustment – expense	85	--
Foreign exchange rate impact – included in other comprehensive loss	(319)	--
Ending Balance	$9,037	$--

Note 16. Quarterly Results (unaudited)

Quarterly financial information for the years ended March 31, 2016, 2015 and 2014 is summarized as follows (net income per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis) (in thousands, except per share data):

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Revenues	$18,158	$21,776	$19,913	$24,812
Gross profit	11,141	13,067	12,209	14,996
Net income	2,755	1,826	2,597	3,991
Net Income per share – basic	$0.77	$0.51	$0.72	$1.10
Net Income per share – diluted	0.74	0.48	0.69	1.06

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Revenues	$16,400	$18,540	$17,830	$18,560
Gross profit	9,705	11,123	11,052	11,512
Net income	1,881	3,060	2,403	2,239
Net Income per share – basic	$0.54	$0.87	$0.68	$0.63
Net Income per share – diluted	0.51	0.84	0.66	0.61

	First	Second	Third	Fourth
2014	Quarter	Quarter	Quarter	Quarter
Revenues	$11,218	$12,676	$13,116	$15,714
Gross profit	6,797	7,600	7,706	9,585
Net income	1,860	1,932	1,746	3,462
Net Income per share – basic	$0.55	$0.57	$0.51	$1.00
Net Income per share – diluted	0.52	0.54	0.48	0.95

Note 17. Subsequent Events

In April 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2016, to shareholders of record at the close of business on May 31, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at March 31, 2016.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2016. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2016. As allowed, this evaluation excludes the operations of acquired entities during the year ended March 31, 2016 due to the timing of the acquisitions. Revenues related to these acquisitions were nine percent of total revenues for the year ended March 31, 2016.

Our independent auditors, EKS&H LLLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors, subject to ratification by our shareholders. EKS&H LLLP has audited and reported on the financial statements of Mesa Laboratories, Inc. and our internal control over financial reporting as of March 31, 2016. The attestation reports of our registered public accounting firm are contained in this annual report.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Directors are elected at each Annual Meeting and serve a one year term or until a successor is duly elected and qualified at an appropriate Annual Meeting. Vacancies may be filled by an affirmative vote of the majority of the remaining directors.

Each non-employee director is compensated separately for service on the Board of Directors and is reimbursed for expenses to attend Board of Director meetings. Chairs of the Audit, Compensation, and Nominating and Governance Committees are compensated separately for service on those committees.

Meeting Attendance and Preparation

The Board of Directors met five times during the year ended March 31, 2016. Each director attended at least 75% of the Board of Director meetings, and at least 75% of the regular and special meetings of the committees on which they serve, either in person or telephonically. In addition, directors are required to prepare for each meeting by reviewing materials distributed in advance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers, and the positions held by each such person as of March 31, 2016. Each of the directors holds office until the next Annual Meeting or until his successor is elected and qualified or until his earlier death, resignation or removal. Each officer serves at the discretion of the Board of Directors.

Name	Age	Postion
H. Stuart Campbell (1)(3)	86	Chairman of the Board of Directors
John J. Sullivan, Ph.D.	63	Chief Executive Officer, Director
John V. Sakys	47	Chief Financial Officer
Glenn E. Adriance	61	Chief Sales and Marketing Officer
Michael T. Brooks (1)	66	Director
John B. Schmieder (1)(2)	47	Director
Robert V. Dwyer (1)	75	Director
Evan C. Guillemin (1)	50	Director
David M. Kelly (1)	74	Director

(1) Member of the Audit, Compensation and Nominating and Governance Committees.

(2) Effective April 8, 2015, Luke R. Schmieder retired as director and Chairman of the Board of Directors. He was replaced as a director by John B. Schmieder.

(3) Effective April 8, 2015 Mr. Campbell was appointed as the Chairman of the Board of Directors.

H. Stuart Campbell has served as a director since May 1983 and was appointed as the Chairman of the Board of Directors on April 8, 2015 upon the retirement of our former Chairman and founder. Mr. Campbell owned and served as an officer of Highland Packaging Labs, Inc., Somerville, New Jersey (contract packaging business) until its sale in 2002. From 1977 through September 1982, he was a Company Group Chairman with Johnson & Johnson and served as Chief Executive Officer and Chairman of the Board of Directors of eight major corporate subsidiaries. From 1960 through September 1982, Mr. Campbell served in various capacities for Johnson & Johnson and Ethicon, Inc., a domestic subsidiary of Johnson & Johnson. Mr. Campbell received his Bachelor of Science degree from Cornell University in 1951.

John J. Sullivan, Ph.D. was promoted to the position of Chief Executive Officer and President, and appointed to the Board of Directors, in March 2009. Dr. Sullivan joined us in October 2004 in the role of Vice President of Sales and Marketing, and was promoted to the positions of President and Chief Operating Officer in 2006. In 1988, Dr. Sullivan joined Varian, Inc. (a major analytical instrument manufacturer) and served in various capacities in Research and Development, Sales and Marketing Management, and Business Development until 2004. In 1982, Dr. Sullivan joined the U.S. Food and Drug Administration’s Seattle District Laboratory as a Senior Research Scientist and worked there until 1988. From 1976 until 1980, Dr. Sullivan was employed as an Analytical Chemist at BioMed Research Labs (an independent research and testing laboratory). Dr. Sullivan received his Bachelor of Science degree in Biology from Western Washington University in 1976 and a Ph.D. degree in Food Science from the University of Washington in 1982.

John V. Sakys joined us in October 2012 as our Chief Financial Officer. From 2009 through October 2012, Mr. Sakys held several positions with The Berry Company, LLC, and its predecessor company, Local Insight Regatta Holdings, Inc., most recently as its Vice President and Chief Accounting Officer. From 2001 to 2009, Mr. Sakys was the Vice President and Chief Financial Officer of Isonics Corporation, a former NASDAQ listed company based in the Denver area. From September 2000 to April 2001, Mr. Sakys was Controller of AuraServ Communications. From July 1998 to September 2000, Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998, Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelor of Arts degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara in 1990 and is a Certified Public Accountant.

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

Michael T. Brooks has served as a director since October 1998. Mr. Brooks was an independent manufacturer’s representative from 1982 to 1985, at which time he purchased an interest in Fiero Fluid Power, which he presently owns and operates. Fiero Fluid Power is a Rep/Distributor selling pneumatic and instrumentation equipment. While pursuing a career in fluid power, he received a Masters degree in Business Administration from the University of Denver in 1983. Mr. Brooks received his Bachelor of Arts degree in History from Ohio Wesleyan University in 1971.

Robert V. Dwyer has served as a director since May 2006. Mr. Dwyer served as President of our Raven Biological Laboratories operation until November 2010. Mr. Dwyer currently serves on the Board of Directors of American National Bank, based in Omaha, Nebraska. In addition, Mr. Dwyer holds ownership positions in other small business entities. Mr. Dwyer served as President and was the majority owner of Raven Biological Laboratories, Inc. and is also an Attorney at Law. Mr. Dwyer received his Bachelor of Arts in Philosophy degree from Creighton University in 1962, and he received his J.D. from Creighton University in 1964.

Evan C. Guillemin has served as a director since February 2009. Mr. Guillemin has served as Chief Financial Officer (“CFO”) and Associate Portfolio Manager at Select Equity Group Inc., a registered investment adviser based in New York City, since 2004. Mr. Guillemin also currently serves on the Board of Directors of Shake Shack, Inc. (NYSE: SHAK), and a privately held company. Prior to joining Select Equity Group, Mr. Guillemin served as CFO of Alloy Merchandising Group Inc., the successor to Delias Inc. Mr. Guillemin was an executive and board member of Delias Inc., a NASDAQ-traded specialty retailing company. He served as CFO and then Chief Operating Officer of Delias from 1996 to 2003, when the company was acquired by Alloy Inc. He received his Bachelor of Arts degree from Yale University in 1987 and a Master's degree in Business Administration with distinction from Harvard Business School in 1996.

David M. Kelly has served as a director since October 2010. Mr. Kelly currently serves as a member of the Board of Directors of Federated Investors, Inc. (NYSE: FII), Mestek (OTC: MCCK), and a privately held company. In 1995, Mr. Kelly joined Matthews International Corporation, where he served as Chairman of the Board, Chief Executive Officer and President until his retirement in 2007. From 1972 to 1995, Mr. Kelly was with Carrier Corporation and held a variety of executive positions, in the United States and in Asia, in marketing, finance, manufacturing and operations, including President of North America operations. He received a Bachelor of Science degree in Physics from Boston College in 1964, a Master’s degree in Molecular Biophysics from Yale in 1966, and a Masters of Business Administration from Harvard Business School in 1968.

John B. Schmieder has served as a director since April 2015. Mr. Schmieder has been the co-owner and operator of Community Acupuncture of Saint Louis since 2005 and Holistic Fitness since 2010. From 2008 to 2010, Mr. Schmieder also served as the president of the Acupuncture Association of Missouri. From 1995 to 2002, Mr. Schmieder served as an equity and financial analyst at Macy’s Corporation, George K. Baum &Co. and Citizens Funds (now Sentinel Investments). From 1990 to 1993, Mr. Schmieder served in various positions, including senior auditor, at Arthur Andersen & Co. He received a Bachelor of Administration in Business degree from the University of San Diego in 1990, a Master’s degree in Business Administration with emphasis in finance and corporate strategy from the University of Michigan in 1995 and a Master’s of Oriental Medicine from the New England School of Acupuncture in 2005.

Unless otherwise indicated, no director has held any other directorships for the past five years.

Significant Employees and Family Relationships

There were, and are, no family relationships among the Named Executive Officers (“NEOs”), directors or any person chosen to become a director or executive officer other than: effective April 8, 2015, Luke R. Schmieder retired as a director and his son, John B. Schmieder, was appointed as his replacement.

Involvement in Certain Legal Proceedings

Based on information submitted by the directors and executive officers, none of the directors or executive officers is involved in, or has been involved in, legal proceedings during the past ten years that are material to an evaluation of the ability or integrity of any such director or executive officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act’) requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than five percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than five percent beneficial shareholders were complied with during the fiscal year ended March 31, 2016.

Committees of the Board of Directors

The charter of each committee is available in print to any shareholder who requests it, or on our website at www.mesalabs.com/corporate/information/corporate governance. Each of the following directors is a member of all of our committees (Audit, Compensation, and Nominating and Governance):

Michael T. Brooks

H. Stuart Campbell, Nominating and Governance Committee Chairman

Robert V. Dwyer

Evan C. Guillemin, Audit Committee Chairman

David M. Kelly, Compensation Committee Chairman

John B. Schmieder

In addition to the standing committees mentioned above, the Board of Directors may convene special committees to consider various other matters as they arise. During the year ended March 31, 2016, the Board of Directors did not convene any special committees.

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

The Audit Committee met four times during the year ended March 31, 2016. All members of the Audit Committee were present at each meeting (except for one meeting in which one committee member was not able to attend). The Board of Directors has determined that Mr. Evan Guillemin is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and is “independent.” The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (ii) impose on such person any duties, obligations, or liability that are greater than the duties, obligations, and liability imposed on such person as a member of the Audit Committee and the Board of Directors in the absence of such designation, or (iii) affect the duties, obligations, or liability of any other member of the Audit Committee or the Board of Directors.

As required by NASDAQ, our Board of Directors has reviewed the qualifications of our Audit Committee members and has determined that none of them has a relationship with us that may interfere with the exercise of their independence from management and the Company.

Compensation Committee

Pursuant to its charter, the Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities for compensation of executive officers and administration of our compensation and benefit plans. The Compensation Committee met two times during the year ended March 31, 2016, and all members of the Compensation Committee were present at each meeting.

During the year ended March 31, 2016, no members of our Compensation Committee were executive officers serving on the Compensation Committee of another entity whose executive officers served on our Board of Directors. No member of the Compensation Committee was an officer or employee of the Company, or had a business relationship with or conducted any undisclosed transactions with the Company. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in identifying qualified individuals to become members of the Board of Directors, oversees, reviews and where appropriate, makes recommendations concerning the Company’s corporate governance guidelines and conducts an annual self-assessment of the Board of Directors performance. The committee met one time during the year ended March 31, 2016, and all members of the Nominating and Governance Committee were present at each meeting.

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

Shareholder Communications with the Board of Directors

Shareholders and other interested parties may communicate with one or more members of the Board of Directors by writing to all or any of the following: Audit Committee Chairman, Compensation Committee Chairman or Nominating and Governance Committee Chairman, c/o Corporate Secretary, Mesa Laboratories, Inc., 12100 West Sixth Avenue, Lakewood CO 80228.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Philosophy

The Compensation Committee supervises (on a direct basis for our three executive officers and a non-direct basis for all other NEOs) our executive compensation program for NEOs. The Compensation Committee has designed a compensation program for NEOs to attract, retain and motivate talent in our competitive market environment while focusing the executive team and the Company on the creation of long-term value for our shareholders. The Compensation Committee has the authority to engage outside consultants or purchase compensation surveys, if needed, for evaluation of executive compensation levels.

NEO positions during the year ended March 31, 2016 included: Chief Executive Officer and President, Chief Financial Officer, Chief Sales and Marketing Officer and Senior Vice Presidents of Operations. Other positions may be added as business conditions warrant.

We have designed our compensation programs for our NEOs to:

●	attract and retain high performing and experienced executives;

●	motivate and reward executives whose knowledge, skills and performance are critical to our success;

●	align the interests of our executives and shareholders by motivating executives to increase shareholder value;

●	foster a shared commitment among executives by coordinating their goals; and

●	motivate our executives to manage our business to meet our short-term and long-term objectives, and reward them for meeting these objectives.

Our Compensation Committee administers four elements for NEOs: base salary (cash), short-term incentives (cash), long-term incentives (equity), and benefits. The total compensation package reflects our “Pay for Performance” philosophy, which is to couple employee rewards with the interests of our shareholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of our shareholders. The Compensation Committee targets the total compensation level to be competitive with comparable companies in terms of size (as measured by revenues and market capitalization), our industry segments and geographic locations.

Benchmarking

The Compensation Committee, with assistance from our executives if required, researches compensation levels by investigating comparable company records, purchasing third party compensation surveys or engaging compensation consultants. The acquired data is evaluated by the Compensation Committee and is one factor in establishing compensation plans for the NEOs.

To help establish competitive compensation levels, the Compensation Committee examined executive compensation survey data, including “base salaries”, “incentive compensation” and total cash compensation, from Economic Research Institute (“ERI”). The survey data was tailored to include only those U.S. public companies in the “Instrument Manufacturing” segment with revenues between $50 - $100 million per year. This included companies that produced both medical devices and general electronic instruments, along with consumable supplies. The data was further adjusted for the geographic location of each NEO. The data from this analysis was used by the Compensation Committee as one factor in determining compensation levels for base salary and total compensation.

Determination of Target Compensation

For the year ended March 31, 2016, the Compensation Committee determined that an appropriate starting point for total compensation of our NEOs was approximately between the 50th and 75 th percentile level, compared to the data obtained from the ERI survey. The Compensation Committee used not only the data from the ERI survey, but also considered individual and team executive performance, along with our financial performance, as criteria to establish target compensation levels for each NEO. From that analysis, and in consideration of our past and future expected financial performance, the Compensation Committee made adjustments to base salaries and target total compensation levels for each NEO that were implemented effective June 1, 2015.

Base Salary

Base salaries for NEOs are determined based upon job responsibilities, level of experience, individual performance and comparisons to the salaries of executives in similar positions from the ERI survey.

Short-term Incentive Plan

Each NEO participates in our Short-term Incentive Plan. The Compensation Committee believes that it is in the best interest of our shareholders to have a substantial component of total compensation “at-risk” and dependent upon our financial performance. For the purpose of the Short-term Incentive Plan, performance is measured by two variables: revenues growth and profit growth. These variables are considered by the Compensation Committee to be a reliable indicator for the creation of long-term shareholder value. Bonus payouts under the Short-term Incentive Plan are tied directly to achievement of these revenues and profit growth targets for the year. If both the revenues and profit growth targets are exceeded by a substantial margin, the maximum bonus payments are set at between 50 percent and 110 percent of the base salary for the various NEOs. Of course, if our financial performance is poor, bonus payments could be at or near $0. The Compensation Committee reserves the right to adjust payments under the Short-term Incentive Plan, in the case of unusual circumstances or events, or economic conditions in general.

We do not disclose the specific revenues and profit growth targets set forth in the Short-term Incentive Plan as we believe that the disclosure thereof would cause us competitive harm. Because we are not disclosing these target objectives, we are stating our assessment of how likely it will be for these targets to be achieved by our NEOs. Although achievement of our target objectives involves future performance and, therefore, is subject to uncertainties, the Compensation Committee believes it has established target objectives that are achievable with an appropriate amount of dedication and hard work and, therefore, it is more likely than not that each NEO will earn a bonus under the Short-term Incentive Plan.

Long-term Incentive Plan

The Compensation Committee believes that it is in the best interest of our shareholders to provide long-term incentive to each NEO with ownership of our stock. Stock ownership by our NEOs directly ties their long-term compensation to the performance of our share price. To achieve this goal, we make stock option grants to each NEO at the time of hire and on an annual basis under our stock compensation plan. These grants are either incentive stock options and/or non-qualified stock options with a term of six to eight years. The grant price is set at 100% of the market price on the day of the grant and the options vest ratably over three to seven years (with the majority vesting over five to seven years). The awards may or may not have performance conditions associated with the vesting of the stock options. The number of stock options awarded is at the discretion of the Compensation Committee.

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

Post-Employment Compensation. We do not have any defined benefit plans, supplemental executive retirement plans or actuarial plans.

Summary Compensation Table

The following table lists compensation awarded to or earned by the NEOs for the years ended March 31, 2016, 2015 and 2014.

Name and Principal Position	Year	Salary	Option Awards(2)	Non-equity Incentive Plan Compensation(1)	All Other Compensation(3)	Total
(a)	(b)	(c)	(f)	(g)	(i)	(j)

John J. Sullivan, Ph.D.	2016	$373,976	$147,905	$398,339	$11,219	$863,948
CEO and President	2015	316,488	114,823	287,000	9,495	727,806
	2014	302,495	96,702	253,000	9,075	661,272

John V. Sakys	2016	235,995	87,723	177,478	7,080	478,205
Chief Financial Officer	2015	214,335	56,347	119,000	6,430	396,112
effective December 1, 2012	2014	204,997	28,485	113,000	6,150	352,632

Glenn E. Adriance	2016	240,153	78,062	241,567	7,205	526,058
Chief Sales and Marketing Officer	2015	212,664	55,723	183,600	6,380	458,367
	2014	194,999	34,313	147,000	5,850	382,162

Bryan T. Leo	2016	167,000	53,372	77,366	5,010	302,748
Senior Vice President of Operations	2015	160,000	30,543	80,000	4,800	275,343
	2014	145,000	18,220	52,500	4,350	220,070

Garrett Krushefski	2016	167,000	42,432	85,000	5,010	299,442
Senior Vice President of Operations	2015	160,000	22,578	80,000	4,800	267,378
	2014	150,000	13,736	54,091	4,500	222,327

(1)	This column represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid.
(2)

This column reflects the stock-based compensation expense recognized during the year for each NEO for consolidated financial statement reporting purposes with respect to the years ended March 31, 2016, 2015 and 2014. We calculated these amounts in accordance with the provisions of Accounting Standards Codification (“ASC”) Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model.

(3)	This column represents 401(k) matching funds.

Grant of Plan-based Awards

		Estimated future payments under non-equity incentive plan awards (1)			All other option awards: Number of	Exercise or base price	Grant date fair value of stock
					securities	of option	and
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	underlying options	awards ($/Sh)	option awards
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)

John J. Sullivan, Ph.D.	4/1/2015	--	--	--	15,000	$70.56	$19.68
	4/1/2015(2)	--	--	--	4,500	70.56	14.76
	5/1/2015	$20,200	$303,000	$404,000	--	--	--

John J. Sakys	4/1/2015	--	--	--	7,500	70.56	19.51
	4/1/2015(2)				3,300	70.56	14.76
	5/1/2015	9,000	135,000	180,000	--	--	--

Glenn E. Adriance	4/1/2015	--	--	--	7,500	70.56	19.51
	4/1/2015(2)	--	--	--	3,300	70.56	14.76
	5/1/2015	12,250	183,750	265,000	--	--	--

Bryan T. Leo	4/1/2015	--	--	--	5,000	70.56	19.34
	4/1/2015(2)	--	--	--	2,700	70.56	14.76
	5/1/2015	8,075	63,750	85,000	--	--	--
Garrett Krushefski	4/1/2015	--	--	--	5,000	70.56	19.34
	4/1/2015(2)	--	--	--	2,700	70.56	14.76
	5/1/2015	8,075	63,750	85,000	--	--	--

(1)

This section represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid. These awards are based on various combinations of total revenues and profit growth.

(2)	Amounts are comprised of Performance Stock Options (“PSO’s). PSO’s cliff vest after three years and are based upon a specified return on invested capital (based upon adjusted net income).

Outstanding Equity Awards at March 31, 2016

	OPTION AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(e)	(f)

John J. Sullivan Ph.D	27,000	--	18.98	5/11/2017
	1,100	--	21.93	4/1/2018
	2,000	--	16.60	4/1/2019
	6,100	--	25.56	4/1/2020
	--	4,500	70.56	4/1/2021
	8,800	--	29.20	4/6/2021
	242	12,858	89.70	4/1/2022
	4,000	2,000	50.50	4/2/2022
	--	3,800	51.85	4/1/2023
	--	15,000	70.56	4/1/2023

John V. Sakys	--	3,300	70.56	4/1/2021
	1,071	6,429	89.70	4/1/2022
	5,000	2,000	48.72	10/29/2022
	1,900	1,900	51.85	4/1/2023
	--	7,500	70.56	4/1/2023

Glenn E. Adriance	--	3,300	70.56	4/1/2021
	2,200	--	29.20	4/6/2021
	1,071	6,429	89.70	4/1/2022
	2,000	1,000	50.50	4/2/2022
	1,900	1,900	51.85	4/1/2023
	--	7,500	70.56	4/1/2023

Bryan T. Leo	950	475	50.32	4/23/2017
	--	2,700	70.56	4/1/2021
	428	2,572	89.70	4/1/2022
	1,550	775	50.32	4/23/2022
	1,250	1,250	51.85	4/1/2023
	--	5,000	70.56	4/1/2023

Garrett Krushefski	900	300	50.50	4/2/2017
	--	2,700	70.56	4/1/2021
	428	2,572	89.70	4/1/2022
	1,250	1,250	51.85	4/1/2023
	--	5,000	70.56	4/1/2023

Options Exercised During the Year Ended March 31, 2016

Name	Number of Shares Acquired upon Exercise (#)	Value Realized On Exercise (1)
(a)	(b)	(c)

John J. Sullivan, Ph.D.	12,700	$877,388

John V. Sakys	1,000	56,050

Glenn E. Adriance	275	21,986

Bryan T. Leo	--	--

Garrett Krushefski	1,700	106,794

(1)

Determined by multiplying the number of options that were exercised during the year ended March 31, 2016 by the difference between the per share closing price of our common stock on the date of exercise and the exercise price of the options, but not including any tax impact incurred in connection with such exercise.

Potential Payments upon Termination or Change-in-Control

	Salary Continuation upon Termination (1)	Salary Continuation upon Change in Control (1)	Value of Equity Awards Received or to be Received (2)

John J. Sullivan, Ph.D.	$385,000	$770,000	$821,761

John V. Sakys	240,000	480,000	501,095

Glenn E. Adriance	245,000	490,000	451,685

(1)	This amount is based on the NEO’s salary at March 31, 2016.
(2)

The value of accelerating these unvested stock options was calculated by multiplying the number of shares underlying the NEO’s unvested stock options that were in-the-money at March 31, 2016 by the difference between the weighted average exercise price for options in-the-money at March 31, 2016, and our closing price per share on March 31, 2016 (the last trading day of the period).

Director Compensation

	Fees Earned or Paid in Cash	Option Awards(1)	Total
Name	($)	($)	($)
(a)	(b)	(d)	(h)
Michael T. Brooks	$22,000	$26,202	$48,202
H. Stuart Campbell	24,000	26,202	50,202
Robert V. Dwyer	22,000	26,202	48,202
Evan C. Guillemin	26,000	26,202	52,202
David M. Kelly	25,000	26,202	51,202
John B. Schmieder	22,000	39,700	61,700

(1)

1,320 stock options were granted to each director on April 1, 2015 except for John B. Schmieder who was granted 2,000 stock options on April 8, 2015. We calculated these amounts in accordance with the provisions of ASC Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our common stock owned beneficially as of March 31, 2016 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each of our executive officers and directors, and by all of our executive officers and directors as a group.  This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.  As far as is known, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2016 except as set forth below.

	Amount and Nature of Beneficial		Percentage of Class-
Name of Beneficial Owner	Owner		Beneficially Owned
John B. Schmieder (1)	83,155	(5)	2.3
John J. Sullivan, Ph.D. (1)	118,661	(6)	3.2
Glenn E. Adriance (1)	26,462	(7)	0.7
H. Stuart Campbell (1)	70,930	(8)	1.9
Michael T. Brooks (1)	40,397	(9)	1.1
Robert V. Dwyer (1)	93,770	(10)	2.6
Evan C. Guillemin (1)	179,452	(11) (12)	4.9
David M. Kelly (1)	10,747	(13)	0.3
John V. Sakys (1)	12,062	(14)	0.3
FMR LLC (2)	304,015		8.4
Conestoga Capital Advisors (3)	400,221		11.0
Nine Ten Capital Management, LLC (4)	276,283		7.6

All executive officers and directors as a group (9 in number)	635,636	(15)	17.0

(1)	The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)	The business address is 82 Devonshire Street, Boston, Massachusetts 02109.
(3)	The business address is 550 E. Swedesford Road, Suite 120, Wayne, Pennsylvania 19087.
(4)	The business address is 12600 Hill Country Blvd., Suite R-230, Austin, Texas 78738.
(5)	Includes 286 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.
(6)	Includes 57,268 shares which Dr. Sullivan has the right to acquire within 60 days by exercise of stock options.
(7)	Includes 9,362 shares which Mr. Adriance has the right to acquire within 60 days by exercise of stock options.
(8)	Includes 859 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.
(9)	Includes 9,497 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(10)	Includes 1,797 shares which Mr. Dwyer has the right to acquire within 60 days by exercise of stock options.
(11)	Includes 8,297 shares which Mr. Guillemin has the right to acquire within 60 days by exercise of stock options
(12)	Includes 171,155 shares beneficially owned by SEG Ventures, LLC, of which Mr. Guillemin is a partner.
(13)	Includes 4,697 shares which Mr. Kelly has the right to acquire within 60 days by exercise of stock options.
(14)	Includes 11,062 shares which Mr. Sakys has the right to acquire within 60 days by exercise of stock options
(15)	Includes 103,125 shares that our executive officers and directors as a group have the right to acquire within 60 days by exercise of stock options.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional services rendered by EKS&H LLLP, our principal accountant, for the audit of our financial statements, and the fees for other services:

	Year ended March 31,
Type of Fees	2016	2015	2014
Annual audit and quarterly reviews	$284,720	$213,655	$185,274
Audit-related fees – acquisitions	4,905	10,000	15,645
Tax fees	--	--	--
All other fees	10,500	18,700	12,000
Total	$300,125	$242,355	$212,919

PART IV

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

a)	Consolidated Financial Statements

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

3.2	Articles of Amendment of Registrant - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1988.

3.3	Articles of Amendment of Registrant dated October 4, 1990 - incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 1991.

3.4	Articles of Amendment of Registrant dated October 20, 1992 - incorporated by reference to the Exhibit to the Annual Report on Form 10-KSB for the year ended March 31, 1993.

3.5	Articles of Amendment of Registrant dated October 1, 2012 – incorporated by reference to the Exhibit to the Annual Report on Form 10-K for the year ended March 31, 2013.

3.6	Amended and Restated Bylaws of the Registrant – incorporated by reference to the Exhibit to the Current Report on Form 8-K dated October 1, 2014.

3.7	Amended and Restated Bylaws of the Registrant – incorporated by reference to the Exhibit to the Current Report on Form 8-K dated April 14, 2016

23.1

Consent of EKS&H LLLP, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-206551, 333-186893 and 333-152210) and on Form S-3 (file number 333-202487) of their report dated June 6, 2016, included in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2016.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: June 6, 2016	By:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/H. Stuart Campbell	Chairman of the Board of Directors	June 6, 2016
H. Stuart Campbell

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President,	June 6, 2016
John J. Sullivan, Ph.D.	Treasurer and Director

/s/John V. Sakys	Chief Financial	June 6, 2016
John V. Sakys	and Chief Accounting Officer and Secretary

/s/John B. Schmieder	Director	June 6, 2016
John B Schmieder

/s/Michael T. Brooks	Director	June 6, 2016
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 6, 2016
Robert V. Dwyer

/s/Evan Guillemin	Director	June 6, 2016
Evan Guillemin

/s/ David M. Kelly	Director	June 6, 2016
David M. Kelly