Form 10-Q
period 2016-06-30
MESA LABORATORIES INC /CO
filed 2016-08-01
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

 ☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

There were 3,665,444 shares of the Issuer’s common stock, no par value, outstanding as of July 29, 2016.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3.	Quantitative and Qualitative Disclosures About Market Risk	19
4.	Controls and Procedures	19

Part II
1	Legal Proceedings	19
1A.	Risk Factors	20
2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
6.	Exhibits	20

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2016 (Unaudited)	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$4,637	$5,695
Accounts receivable, less allowances of $153 and $375, respectively	12,423	15,313
Inventories, net	14,119	14,017
Prepaid expenses and other	1,369	943
Deferred income taxes	--	1,218
Total current assets	32,548	37,186

Property, plant and equipment, net	19,539	16,628
Intangibles, net	40,826	40,797
Goodwill	69,152	66,137

Total assets	$162,065	$160,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,757	$2,823
Accrued salaries and payroll taxes	2,974	5,040
Unearned revenues	3,463	3,026
Current portion of contingent consideration	6,002	4,757
Other accrued expenses	3,251	3,085
Income taxes payable	1,088	2,240
Current portion of long-term debt	3,000	3,000
Total current liabilities	22,535	23,971

Deferred income taxes	4,343	5,419
Long-term debt	43,000	42,250
Contingent consideration	4,523	4,430
Total liabilities	74,401	76,070

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,665,444 and 3,637,273 shares, respectively	22,590	21,001
Retained earnings	66,175	64,828
Accumulated other comprehensive loss	(1,101)	(1,151)
Total stockholders’ equity	87,664	84,678

Total liabilities and stockholders’ equity	$162,065	$160,748

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,
	2016	2015

Revenues	$21,114	$18,158
Cost of revenues	9,100	7,017
Gross profit	12,014	11,141

Operating expenses
Selling	2,424	1,799
General and administrative	5,980	4,737
Research and development	1,035	963
Total operating expenses	9,439	7,499

Operating income	2,575	3,642
Other expense, net	406	116

Earnings before income taxes	2,169	3,526

Income taxes	239	771

Net income	$1,930	$2,755

Net income per share:
Basic	$0.53	$0.77
Diluted	0.51	0.74

Weighted average common shares outstanding:
Basic	3,646	3,575
Diluted	3,802	3,709

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,
	2016	2015

Net Income	$1,930	$2,755

Other comprehensive income, net of tax:
Foreign currency translation	50	28

Total comprehensive income	$1,980	$2,783

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$1,930	$2,755
Depreciation and amortization	2,170	1,504
Stock-based compensation	429	327
Deferred income taxes	138	191
Foreign currency adjustments	67	21
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	2,890	966
Inventories, net	(67)	(451)
Prepaid expenses and other	(426)	(384)
Accounts payable	(66)	(178)
Accrued liabilities and taxes payable	(3,584)	(671)
Unearned revenues	40	(99)
Contingent consideration	111	(1,120)
Net cash provided by operating activities	3,632	2,861

Cash flows from investing activities:
Acquisitions	(2,565)	--
Purchases of property, plant and equipment	(3,456)	(1,675)
Net cash used in investing activities	(6,021)	(1,675)

Cash flows from financing activities:
Proceeds from the issuance of debt	1,500	--
Payments on debt	(750)	(1,250)
Dividends	(583)	(569)
Proceeds from the exercise of stock options	1,160	560
Net cash provided by (used in) financing activities	1,327	(1,259)

Effect of exchange rate changes on cash and cash equivalents	4	7

Net decrease in cash and cash equivalents	(1,058)	(66)
Cash and cash equivalents at beginning of period	5,695	2,034

Cash and cash equivalents at end of period	$4,637	$1,968

Cash paid for:
Income taxes	$1,207	$344
Interest	292	129

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	$1,168	$--

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2016, has been derived from audited consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2016.

The summary of our significant accounting policies is incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2016.

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

As a result of the adoption of ASU No. 2016-09, the captions of income taxes, net income, and net income per share basic and diluted on the condensed consolidated statements of income for the three months ended June 30, 2015 have been restated to $771,000, $2,755,000, $0.77 and $0.74 as compared to amounts previously reported of $1,220,000, $2,306,000, $0.65 and $0.63, respectively. The captions of net income and total comprehensive income on the condensed consolidated statements of comprehensive income for the three months ended June 30, 2015 have been restated to $2,755,000 and $2,783,000 as compared to amounts previously reported of $2,306,000 and $2,334,000, respectively. The captions of net income and accrued liabilities and taxes payable on the condensed consolidated statements of cash flows for the three months ended June 30, 2015 have been restated to $2,755,000 and $(671,000) as compared to amounts previously reported of $2,306,000 and $(222,000), respectively.

In December 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 simplifies the presentation of deferred income taxes by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The standard was effective for our fiscal year (and interim periods within that year) ending March 31, 2018. As permitted within the amendment, we elected to early adopt and prospectively apply the provisions of this amendment as of April 1, 2016.

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

Note 2 – Acquisitions

For the three months ended June 30, 2016, our acquisitions of businesses totaled $3,733,000, of which none were material in nature (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Note 3 - Inventories

Inventories consist of the following (in thousands):

	June 30, 2016	March 31, 2016
Raw materials	$9,799	$9,433
Work-in-process	562	337
Finished goods	4,080	4,941
Less: reserve	(322)	(694)
	$14,119	$14,017

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2016	March 31, 2016
Line of credit (2.21% at June 30, 2016)	$29,000	$27,500
Term loan (2.21% at June 30, 2016)	17,000	17,750
Less: current portion	(3,000)	(3,000)
Long-term portion	$43,000	$42,250

On July 1, 2015, we entered into a five year agreement (the “Credit Facility”) for a $50,000,000 revolving line of credit (“Line of Credit”), a $20,000,000 term loan (the “Term Loan”) and up to $1,000,000 of letters of credit.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.0 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at June 30, 2016.

As of June 30, 2016, future contractual maturities of debt as are as follows (in thousands):

Year ending March 31,
2017	$2,250
2018	3,000
2019	3,000
2020	3,000
2021	34,750
$46,000

In July 2016, we made a $750,000 required principle payment on the Term Loan.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2016	2015
Total cost of stock-based compensation charged against income before income taxes	$429	$327
Amount of income tax benefit recognized in earnings	47	72
Amount charged against net income	$382	$255
Impact on net income per common share:
Basic	$0.10	$0.07
Diluted	0.10	0.07

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

The following is a summary of stock option activity for the three months ended June 30, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2016	515,720	$64.32	5.2	$16,561
Stock options granted	109,740	97.85	5.8
Stock options forfeited	(2,398)	79.64	5.8
Stock options expired	(142)	89.70	5.8
Stock options exercised	(34,357)	55.68
Outstanding at June 30, 2016	588,563	71.01	5.2	30,601

Exercisable at June 30, 2016	200,313	49.01	3.9	14,821

The total intrinsic value of stock options exercised was $2,242,938 and $1,815,449 for the three months ended June 30, 2016 and 2015, respectively.

A summary of the status of our unvested stock option shares as of June 30, 2016 is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at March 31, 2016	358,263	$19.46
Stock options granted	109,740	27.77
Stock options forfeited	(2,398)	21.72
Stock options vested	(77,355)	17.01
Unvested at June 30, 2016	388,250	22.29

As of June 30, 2016, there was $6,662,312 of total unrecognized compensation expense related to unvested stock options. As of June 30, 2016, we have 815,158 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended
	June 30,
	2016	2015
Net income available for stockholders	$1,930	$2,755
Weighted average outstanding shares of common stock	3,646	3,575
Dilutive effect of stock options	156	134
Common stock and equivalents	3,802	3,709

Net income per share:
Basic	$0.53	$0.77
Diluted	0.51	0.74

For the three months ended June 30, 2016 and 2015, 184,000 and 300,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $11,500,000 as of June 30, 2016) and is based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 (valued at $9,156,000 as of June 30, 2016 based on the then current fair value and exchange rate) of contingent consideration payable which represented our best estimate of the then current fair value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain packaging business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

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

Note 8 – Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at March 31, 2016	$(1,151)	$(1,151)
Unrealized gains arising during the period	50	50
Balance at June 30, 2016	$(1,101)	$(1,101)

	Foreign Currency Translation	AOCI
Balance at March 31, 2015	$(234)	$(234)
Unrealized gains arising during the period	28	28
Balance at June 30, 2015	$(206)	$(206)

Note 9 - Segment Information

As of March 31, 2016, our four operating segments were Biological Indicators, Instruments, Continuous Monitoring and Cold Chain. Effective April 1, 2016 we renamed our Continuous Monitoring and Cold Chain operating segments to Cold Chain Monitoring and Cold Chain Packaging, respectively. In addition, we transferred certain of the Cold Chain monitoring and other services to our Cold Chain Monitoring operating segment. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organization structure. The following tables set forth our segment information (in thousands):

	Three Months Ended June 30, 2016
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$9,467	$8,222	$2,317	$1,108	$21,114

Gross profit	$6,087	$4,849	$667	$411	12,014
Reconciling items (1)					(9,845)
Earnings before income taxes					$2,169

	Three Months Ended June 30, 2015
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$7,236	$8,331	$2,591	$--	$18,158

Gross profit	$4,749	$5,355	$1,037	$--	11,141
Reconciling items (1)					(7,615)
Earnings before income taxes					$3,526

(1) Reconciling items include selling, general and administrative, research and development, and other expenses

	June 30, 2016	March 31, 2016
Total assets
Biological Indicators	$58,744	$56,724
Instruments	47,610	49,077
Cold Chain Monitoring	28,681	27,613
Cold Chain Packaging	19,519	19,478
Corporate and administrative	7,511	7,856
	$162,065	$160,748

All long-lived assets are located in the United States except for $7,065,000 and $20,079,000 which are associated with our French and Canadian subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Net revenues from unaffiliated customers:
United States	$15,511	$12,194
Foreign	5,603	5,964
	$21,114	$18,158

No foreign country exceeds ten percent of total revenues.

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

Our effective income tax rate was 11 and 21.9 percent for the three months ended June 30, 2016 and 2015, respectively. The effective tax rate for the three months ended June 30, 2016 differed from the statutory federal rate of 35 percent primarily as a result of the impact of state income taxes, domestic manufacturing deductions, research and development tax credits and share-based payment awards to employees. We anticipate that our effective tax rate for the year ending March 31, 2017 will approximate 33 to 36 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (which may vary significantly from year to year).

Our tax year ended March 31, 2015 is under examination by the IRS. We expect the examination and possible related appeal for this tax year to be completed within the next 12 months. We reserved for potential adjustments for income taxes that may result from examinations by tax authorities, and we believe the final outcome of these examinations or agreements will not have a material effect on our consolidated financial condition, results of operations or cash flows.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our consolidated financial condition or results of operations within the next 12 months.

Note 11 – Fair Value Measurements

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

Assets and liabilities measured on a recurring basis:

Our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities (including certain contingent consideration amounts that are short-term in nature) are carried at cost, which is considered to be representative of their fair value due to the short term maturity of these instruments. The recorded value of the Line of Credit and Term Loan (See Note 4), approximates fair value due to their variable rate structure.

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows:

	June 30, 2016

	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:

Contingent Consideration	$--	$--	$9,156	$9,156

	March 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:

Contingent Consideration	$--	$--	$9,037	$9,037

Under the Infitrak Agreement (See Note 7), we will make two annual payments to the former owners based on future growth in gross profit (as defined in the Infitrak Earn-Out Agreement). This contingent consideration payable is a standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market or market participants. As such, the inputs for this instrument are unobservable and therefore classified as Level 3 inputs. This contingent consideration liability is valued using a discounted cash flow model based on internal forecasts and our current cost of borrowing. There were no changes to the valuation methodology during the period.

The contingent consideration arising from this agreement is our only Level 3 asset or liability. The following table presents a roll forward of the contingent consideration payable for the three months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended
	June 30,
	2016	2015
Opening balance	$9,037	$--
Fair value adjustment – expense	67	--
Foreign exchange rate impact – included in other comprehensive gain	52	--
Ending Balance	$9,156	$--

Note 12 - Subsequent Event

In July 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2016, to shareholders of record at the close of business on August 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "expect," "project," "anticipate," "intend," "estimate," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2016, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a commanding presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Our revenues come from two main sources – product sales and services. Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicators and many of the packaging products of our Cold Chain Packaging Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products and cold chain monitoring systems and products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and cold chain monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

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

Year Ending March 31, 2017 Acquisitions

During the year ending March 31, 2017, we completed the following three acquisitions (the “2017 Acquisitions”):

In July 2016, we completed a business combination (the “HANSAmed Acquisition) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of HANSAmed Limited’s (“HANSAmed”) business segment associated with the distribution of our biological indicator products and mail-in testing services to the dental market in Canada;

In April 2016, we completed a business combination (the “ATS Acquisition”) whereby we acquired substantially all the assets (other than cash and certain inventories and fixed assets) and certain liabilities of Autoclave Testing Services, Inc. and Autoclave Testing Supplies, Inc., (collectively, “ATS”). ATS was in the business of supplying products and services for dental sterilizer testing in both the U.S. and Canada; and

In April 2016, we completed a business combination (the “Pulse Acquisition) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Pulse Scientific, Inc.’s (“Pulse”) business segment associated with the distribution of our biological indicator products.

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

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions. During the year ended March 31, 2016, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, sales and marketing, research and development, and finance teams. In addition, on October 1, 2015 we converted from our legacy enterprise resource planning (“ERP”) system to our new cloud based system. This represented a significant upgrade and we will continue to make smaller enhancements to the system in future periods.

The markets for our biological indicators and cold chain packaging products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes.

In general, our instruments products and cold chain services and monitoring systems are impacted more by general economic conditions than our biological indicator and cold chain packaging products. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. However demand for our instruments products, and cold chain services and monitoring systems remains strong and we strive to continue to grow revenues going forward.

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

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2016	2015	Change	Change
Revenues	$21,114	$18,158	$2,956	16%
Cost of revenues	9,100	7,017	2,083	30%
Gross profit	$12,014	$11,141	$873	8%
Gross profit margin	57%	61%	(4)%

Operating expenses
Selling	$2,424	$1,799	$625	35%
General and administrative	5,980	4,737	1,243	26%
Research and development	1,035	963	72	7%
	$9,439	$7,499	$1,940	26%

Operating income	$2,575	$3,642	$(1,067)	(29)%
Net income	$1,930	2,755	(825)	(30)%
Net profit margin	9%	15%	(6)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2016	2015	Change	Change
Biological Indicators	$9,467	$7,236	$2,231	31%
Instruments	8,222	8,331	(109)	(1)%
Cold Chain Monitoring	2,317	2,591	(274)	(11)%
Cold Chain Packaging	1,108	--	1,108	100%
Total	$21,114	$18,158	$2,956	16%

Three months ended June 30, 2016 versus June 30, 2015

Biological Indicators revenues increased as a result of the North Bay, October 2015 European BI Distributor, January 2016 European BI Distributor, Pulse, ATS and HANSAmed Acquisitions and organic growth of seven percent which was achieved through existing customers, expansion into new markets and price increases.

Instruments revenues decreased by one percent which was primarily due to timing of orders.

Cold Chain Monitoring revenues decreased by 11 percent which was due to an organic decrease of 22 percent, partially offset by the Infitrak Acquisition. The organic decrease was primarily due to the timing of customer acceptance of certain installations and the nature and timing of orders within the quarter. Historically, Cold Chain Monitoring revenues fluctuate between quarters due to the complex nature and sometimes lengthy time periods associated with these types of installations and customer readiness for installation after placing an order. On a go forward basis, we anticipate the run rate for our Cold Chain Monitoring segment to approximate $2,500,000 - $3,000,000 per quarter over the next few quarters.

Cold Chain Packaging revenues were $1,108,000 for the three months ended June 30, 2016 as compared to $1,216,000 for the three months ended March 31, 2016. The decrease was due primarily to seasonality in the product line, partially offset by an increase in the value of the Canadian dollar as compared to the U.S. dollar during the three months ended June 30, 2016. We anticipate that revenues will increase for the next two quarters (as compared to the results for the three months ended June 30, 2016) as a result of organic growth and seasonality of the product line.

Gross Profit

The following summarizes our gross profit by operating segment (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2016	2015	Change	Change
Biological Indicators	$6,087	$4,749	$1,338	28%
Gross profit margin	64%	66%	(2)%

Instruments	4,849	5,355	(506)	(9)%
Gross profit margin	59%	64%	(5)%

Cold Chain Monitoring	667	1,037	(370)	(36)%
Gross profit margin	29%	40%	(11)%

Cold Chain Packaging	411	--	411	100%
Gross profit margin	37%	--%	--%

Total gross profit	$12,014	$11,141	$873	8%
Gross profit margin	57%	61%	(4)%

Three months ended June 30, 2016 versus June 30, 2015

Biological Indicators gross profit margin percentage decreased due to the North Bay and ATS Acquisitions, partially offset by the October 2015 and January 2016 European BI Distributor Acquisitions. We are currently contractually committed to purchase a significant portion of the BI’s that are used in our dental sterilizer testing business which negatively impacts our gross profit margin percentage. This remaining contractual commitment winds down through approximately the end of the calendar year, at which time we will migrate to the use of internally produced BI’s which should substantially increase the gross profit margin percentage on this business line.

Instruments gross margin percentage decreased as a result of product and services mix and the loss of certain volume based efficiencies associated with the decrease in revenues.

Cold Chain Monitoring gross profit margin percentage decreased primarily as a result of decreases in revenues. A significant portion of our cost of revenues within this segment are fixed and as a result, reduced revenues can significantly impact the related gross profit margin percentage. We have made substantial progress on our integration activities associated with this segment and we are now focused on cost reduction initiatives to streamline the operations and increase profitability. One of the critical components of our integration activities was to introduce a new system (consisting of both new software and hardware) which we believe will give us a competitive advantage in the marketplace. In addition to significant new features and functionality, we believe that the new system will reduce our costs (both from an installation and on-going maintenance perspective) which will lead to higher gross and operating margins. This system was originally planned to be rolled out during our year ended March 31, 2015. The software component of the system was completed in February 2016 but the remaining hardware component will not be ready until approximately the end of our second quarter ending September 30, 2016. We are hopeful to meet the newly stated release dates and that this new system will improve both our gross and operating income margins, however it is unclear as to how significant those improvements will be.

We expect that our Cold Chain Packaging gross profit margin percentage will continue to be lower than the historical results of our other segments due to the nature of these products. This lower gross profit percentage, however, is offset by lower operating expenses (as a percentage of revenues) and as a result, we expect that operating income margins for our Cold Chain Packaging segment to be similar to those of our other segments.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 increased as compared to the prior year as follows (in thousands):

Increase (Decrease)
Three Months Ended June 30, 2016
Selling	$625

General and administrative
ERP system implementation	32
Recurring software related costs	60
Amortization	295
Personnel costs	313
Administrative costs related to acquired entities	206
Other, net	337
1,243

Research and development	72

Operating expenses	$1,940

Selling

Three months ended June 30, 2016 versus June 30, 2015

Selling expense increased primarily due to additional personnel related to the 2017 and 2016 acquisitions. As a percentage of revenues, selling expense increased to 11 percent as compared to 10 percent in the prior period.

General and administrative

Three months ended June 30, 2016 versus June 30, 2015

General and administrative expenses increased primarily due to increased amortization, personnel and other administrative costs resulting from the 2017 and 2016 Acquisitions.

Research and Development

Three months ended June 30, 2016 versus June 30, 2015

Research and development expenses increased as a result of the addition of new engineers to support existing and acquired businesses.

Other Expense

Other expense for the three months ended June 30, 2016 is comprised primarily of interest expense associated with our Credit Facility.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 33 to 36 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (which may vary significantly from period to period). Otherwise, net income for the three months ended June 30, 2016 varied with the changes in revenues, gross profit and operating expenses (which includes $1,621,000) of non-cash amortization of intangible assets).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we are building a new facility in the same general area. Construction began in July 2015 and we are hopeful that the building will be completed no later than December 31, 2016. We spent $6,711,000 on the development of the building and the related land prior to this year and have spent $3,008,000 during the three months ended June 30, 2016, which is included in property, plant and equipment, net on the accompanying condensed consolidated balance sheets. We anticipate that the total cost of the new facility will be approximately $14,750,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $3,000,000 to partially offset the cost of the new building.

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

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $10,013,000 and $13,215,000 respectively, at June 30, 2016 and March 31, 2016.

On July 1, 2015, we entered into a five year agreement (the “Credit Facility”) for a $50,000,000 revolving line of credit (“Line of Credit”), a $20,000,000 term loan (the “Term Loan”) and up to $1,000,000 of letters of credit.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.0 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at June 30, 2016.

As of July 31, 2016, we had $45,250,000 in outstanding indebtedness and unused capacity under our Credit Facility of $21,000,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through June 30, 2016.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2017	2016
First quarter	$0.16	$0.16
Second quarter	-	0.16
Third quarter	-	0.16
Fourth quarter	-	0.16

In July 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2016, to shareholders of record at the close of business on August 31, 2016.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2016	2015
Net cash provided by operating activities	$3,632	$2,861
Net cash used in investing activities	(6,021)	(1,675)
Net cash provided by (used in) financing activities	1,327	(1,259)

Net cash provided by operating activities for the three months ended June 30, 2016 increased primarily due to the efficient management of working capital.

Net cash used in investing activities for the three months ended June 30, 2016 resulted from $2,565,000 associated with the 2017 Acquisitions and the purchase of $3,456,000 of property, plant and equipment. Net cash used in investing activities for the three months ended June 30, 2015 resulted from the purchase of $1,675,000 of property, plant and equipment.

Net cash provided by financing activities for the three months ended June 30, 2016 resulted from borrowings under our Credit Facility of $1,500,000 and proceeds from the exercise of stock options of $1,160,000, partially offset by the repayment of debt of $750,000 and the payment of dividends of $583,000. Net cash used in financing activities for the three months ended June 30, 2015 resulted from the repayment of debt of $1,250,000 and the payment of dividends of $569,000, partially offset by proceeds from the exercise of stock options of $560,000.

At June 30, 2016, we had contractual obligations for open purchase orders of approximately $3,675,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN (approximately $0 to $11,500,000 as of June 30, 2016) and is based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 (valued at $9,156,000 as of June 30, 2016 based on the then current fair value and exchange rate) of contingent consideration payable which represented our best estimate of the then current fair value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain packaging business and we will adjust the contingent liability on a go forward basis, based on then current information. The contingent consideration is payable in two annual installments beginning in the second quarter of our year ending March 31, 2017.

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

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2016 in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at June 30, 2016.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2016. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2016. As allowed, this evaluation excludes the operations of acquired entities during the three months ended June 30, 2016 due to the timing of the acquisitions.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 7 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2016, under the heading “Part I – Item 1A. Risk Factors.”  There have been no material changes to those risk factors.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 2016	--	$--	162,486	137,514
May 2016	--	--	162,486	137,514
June 2016	--	--	162,486	137.514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.
(Registrant)

DATED: August 1, 2016	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: August 1, 2016	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer