Form 10-Q
period 2016-09-30
MESA LABORATORIES INC /CO
filed 2016-11-07
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

There were 3,679,481 shares of the Issuer’s common stock, no par value, outstanding as of October 28, 2016.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	22
4.	Controls and Procedures	22

Part II
1	Legal Proceedings	22
1A.	Risk Factors	22
2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
6.	Exhibits	23

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

ASSETS	September 30, 2016 (Unaudited)	March 31, 2016
Current assets:
Cash and cash equivalents	$5,070	$5,695
Accounts receivable, less allowances of $219 and $375, respectively	13,413	15,313
Inventories, net	14,400	14,017
Prepaid expenses and other	1,452	943
Deferred income taxes	--	1,218
Total current assets	34,335	37,186

Property, plant and equipment, net	22,129	16,628
Intangibles, net	39,353	40,797
Goodwill	70,436	66,137

Total assets	$166,253	$160,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,484	$2,823
Accrued salaries and payroll taxes	3,547	5,040
Unearned revenues	3,384	3,026
Current portion of contingent consideration	6,280	4,757
Other accrued expenses	2,013	3,085
Income taxes payable	86	2,240
Current portion of long-term debt	3,000	3,000
Total current liabilities	21,794	23,971

Deferred income taxes	4,322	5,419
Long-term debt	49,750	42,250
Contingent consideration	117	4,430
Total liabilities	75,983	76,070

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,679,481 and 3,637,273 shares, respectively	23,609	21,001
Retained earnings	67,947	64,828
Accumulated other comprehensive loss	(1,286)	(1,151)
Total stockholders’ equity	90,270	84,678

Total liabilities and stockholders’ equity	$166,253	$160,748

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Revenues	$24,409	$21,776	$45,523	$39,934
Cost of revenues	10,685	8,709	19,785	15,726
Gross profit	13,724	13,067	25,738	24,208

Operating expenses
Selling	2,694	2,288	5,118	4,087
General and administrative	5,973	6,782	11,953	11,519
Research and development	1,045	991	2,080	1,954
Total operating expenses	9,712	10,061	19,151	17,560

Operating income	4,012	3,006	6,587	6,648
Other expense, net	800	213	1,206	329

Earnings before income taxes	3,212	2,793	5,381	6,319

Income taxes	854	967	1,093	1,738

Net income	$2,358	$1,826	$4,288	$4,581

Net income per share:
Basic	$0.64	$0.51	$1.17	$1.28
Diluted	0.62	0.48	1.12	1.22

Weighted average common shares outstanding:
Basic	3,669	3,598	3,657	3,587
Diluted	3,831	3,774	3,816	3,743

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net Income	$2,358	$1,826	$4,288	$4,581

Other comprehensive (loss) income, net of tax:
Foreign currency translation	(185)	603	(135)	631

Total comprehensive income	$2,173	$2,429	$4,153	$5,212

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$4,288	$4,581
Depreciation and amortization	4,411	3,439
Stock-based compensation	841	657
Deferred income taxes	138	(113)
Foreign currency adjustments	(28)	647
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,900	668
Inventories, net	(348)	(548)
Prepaid expenses and other	(509)	(609)
Accounts payable	661	65
Accrued liabilities and taxes payable	(5,392)	2,262
Unearned revenues	(39)	114
Contingent consideration	(4,594)	(2,201)
Net cash provided by operating activities	1,329	8,962

Cash flows from investing activities:
Acquisitions	(3,401)	(20,687)
Purchases of property, plant and equipment	(6,669)	(5,035)
Net cash used in investing activities	(10,070)	(25,722)

Cash flows from financing activities:
Proceeds from the issuance of debt	9,500	22,500
Payments on debt	(2,000)	(2,000)
Dividends	(1,169)	(1,144)
Proceeds from the exercise of stock options	1,767	846
Net cash provided by financing activities	8,098	20,202

Effect of exchange rate changes on cash and cash equivalents	18	(16)

Net (decrease) increase in cash and cash equivalents	(625)	3,426
Cash and cash equivalents at beginning of period	5,695	2,034

Cash and cash equivalents at end of period	$5,070	$5,460

Cash paid for:
Income taxes	$3,140	$2,862
Interest	588	315

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	1,822	9,541

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

As a result of the adoption of ASU No. 2016-09, the captions of income taxes, net income, and net income per share basic and diluted on the condensed consolidated statements of income for the three months ended September 30, 2015 have been restated to $967,000, $1,826,000, $0.51 and $0.48 as compared to amounts previously reported of $1,041,000, $1,752,000, $0.49 and $0.47, respectively. The captions of net income and total comprehensive income on the condensed consolidated statements of comprehensive income for the three months ended September 30, 2015 have been restated to $1,826,000 and $2,429,000 as compared to amounts previously reported of $1,752,000 and $2,355,000, respectively.

As a result of the adoption of ASU No. 2016-09, the captions of income taxes, net income, and net income per share basic and diluted on the condensed consolidated statements of income for the six months ended September 30, 2015 have been restated to $1,738,000, $4,581,000, $1.28 and $1.22 as compared to amounts previously reported of $2,261,000, $4,058,000, $1.13 and $1.09, respectively. The captions of net income and total comprehensive income on the condensed consolidated statements of comprehensive income for the six months ended September 30, 2015 have been restated to $4,581,000 and $5,212,000 as compared to amounts previously reported of $4,058,000 and $4,689,000, respectively. The captions of net income and accrued liabilities and taxes payable on the condensed consolidated statements of cash flows for the six months ended September 30, 2015 have been restated to $4,581,000 and $2,262,000 as compared to amounts previously reported of $4,058,000 and $2,785,000, respectively.

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

Note 2 – Acquisitions

For the six months ended September 30, 2016, our acquisitions of businesses totaled $5,223,000, of which none were material in nature (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Note 3 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2016	March 31, 2016
Raw materials	$10,281	$9,433
Work-in-process	503	337
Finished goods	3,998	4,941
Less: reserve	(382)	(694)
	$14,400	$14,017

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2016	March 31, 2016
Line of credit (2.27% at September 30, 2016)	$36,500	$27,500
Term loan (2.27% at September 30, 2016)	16,250	17,750
Less: current portion	(3,000)	(3,000)
Long-term portion	$49,750	$42,250

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.0 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at September 30, 2016.

As of September 30, 2016, future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2017	$1,500
2018	3,000
2019	3,000
2020	3,000
2021	42,250
$52,750

In October 2016, we made a $750,000 required principle payment on the Term Loan and a $2,000,000 draw under our Line of Credit.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Total cost of stock-based compensation charged against income before income taxes	$412	$330	$841	$657
Amount of income tax benefit recognized in earnings	110	114	171	181
Amount charged against net income	$302	$216	$670	$476
Impact on net income per common share:
Basic	$0.08	$0.06	$0.18	$0.13
Diluted	0.08	0.06	$0.18	0.13

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

The following is a summary of stock option activity for the six months ended September 30, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2016	515,720	$64.32	5.2	$16,561
Stock options granted	110,660	98.04	5.5
Stock options forfeited	(6,411)	82.38	5.5
Stock options expired	(862)	39.17	0.9
Stock options exercised	(50,150)	54.20
Outstanding at September 30, 2016	568,957	71.61	5.0	24,333

Exercisable at September 30, 2016	184,379	49.0	3.7	12,051

The total intrinsic value of stock options exercised was $3,218,000 and $2,759,000 for the six months ended September 30, 2016 and 2015, respectively.

A summary of the status of our unvested stock option shares as of September 30, 2016 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at March 31, 2016	358,263	$19.46
Stock options granted	110,660	27.84
Stock options forfeited	(6,411)	22.23
Stock options vested	(77,934)	17.03
Unvested at September 30, 2016	384,578	22.32

As of September 30, 2016, there was $6,216,000 of total unrecognized compensation expense related to unvested stock options. As of September 30, 2016, we have 819,744 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net income available for shareholders	$2,358	$1,826	$4,288	$4,581
Weighted average outstanding shares of common stock	3,669	3,598	3,657	3,587
Dilutive effect of stock options	162	176	159	156
Common stock and equivalents	3,831	3,774	3,816	3,743

Net income per share:
Basic	$0.64	$0.51	$1.17	$1.28
Diluted	0.62	0.48	1.12	1.22

For the three and six months ended September 30, 2016, 112,000 and 120,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and six months ended September 30, 2015, 137,000 and 135,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN and is based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 of contingent consideration payable which represented our best estimate of the then current fair value of the amount that would ultimately be paid. In July 2016 we made the first Earn-Out payment in the amount of $6,000,000 CDN ($4,594,000). As a result of this payment, the remaining potential undiscounted consideration payable ranges from $0 to $9,000,000 CDN (approximately $0 to $6,847,000 as of September 30, 2016). We have recorded $4,498,000 in our condensed consolidated balance sheet as of September 30, 2016, which represents our best estimate of the then current fair value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain packaging business and we will adjust the contingent liability on a go forward basis, based on then current information. The remaining contingent consideration is payable in the second quarter of our year ending March 31, 2018.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period). Since the initial payment, the revenues have significantly increased and as a result, we recorded an additional $450,000 accrual as of September 30, 2016 (which is included in other expense, net in our condensed consolidated statements of income for the three and six months ended September 30, 2016). We expect that this second payment (estimated to be $600,000) will be paid in our third quarter ending December 31, 2016. This contingent consideration amount is also subject to modification at the end of the third year of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

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

Note 8 – Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at June 30, 2016	$(1,101)	$(1,101)
Quarter ended September 30, 2016:
Unrealized loss arising during the period	(185)	(185)
Balance at September 30, 2016	$(1,286)	$(1,286)

	Foreign Currency Translation	AOCI
Balance at June 30, 2015	$(206)	$(206)
Quarter ended September 30, 2015:
Unrealized gain arising during the period	603	603
Balance at September 30, 2015	$397	$397

	Foreign Currency Translation	AOCI
Balance at March 31, 2016	$(1,151)	$(1,151)
Six months ended September 30, 2016:
Unrealized loss arising during the period	(135)	(135)
Balance at September 30, 2016	$(1,286)	$(1,286)

	Foreign Currency Translation	AOCI
Balance at March 31, 2015	$(234)	$(234)
Six months ended September 30, 2015:
Unrealized gain arising during the period	631	631
Balance at September 30, 2015	$397	$397

Note 9 - Segment Information

As of March 31, 2016, our four operating segments were Biological Indicators, Instruments, Continuous Monitoring and Cold Chain. Effective April 1, 2016 we renamed our Continuous Monitoring and Cold Chain operating segments to Cold Chain Monitoring and Cold Chain Packaging, respectively. In addition, we transferred certain of the Cold Chain monitoring and other services to our Cold Chain Monitoring operating segment (historically included in our cold chain operating segment) to align with the information being used by the chief decision maker of the Company. Accordingly, all prior period segment information presented herein has been adjusted to reflect this change in our organization structure. The following tables set forth our segment information (in thousands):

	Three Months Ended September 30, 2016
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$8,897	$8,693	$3,545	$3,274	$24,409

Gross profit	$5,833	$5,326	$1,657	$908	13,724
Reconciling items (1)					(10,512)
Earnings before income taxes					$3,212

	Three Months Ended September 30, 2015
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$8,482	$9,228	$2,510	$1,556	$21,776

Gross profit	$5,539	$5,705	$976	$847	13,067
Reconciling items (1)					(10,274)
Earnings before income taxes					$2,793

	Six Months Ended September 30, 2016
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$18,364	$16,915	$5,862	$4,382	$45,523

Gross profit	$11,920	$10,175	$2,324	$1,319	25,738
Reconciling items (1)					(20,357)
Earnings before income taxes					$5,381

	Six Months Ended September 30, 2015
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$15,718	$17,559	$5,101	$1,556	$39,934

Gross profit	$10,288	$11,060	$2,013	$847	24,208
Reconciling items (1)					(17,889)
Earnings before income taxes					$6,319

(1) Reconciling items include selling, general and administrative, research and development, and other expenses

	September 30, 2016	March 31, 2016
Total assets
Biological Indicators	$64,888	$56,724
Instruments	43,755	49,077
Cold Chain Monitoring	28,436	27,613
Cold Chain Packaging	22,652	19,478
Corporate and administrative	6,522	7,856
	$166,253	$160,748

All long-lived assets are located in the United States except for $7,020,000 and $21,336,000 which are associated with our French and Canadian subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net revenues from unaffiliated customers:
United States	$15,403	$12,529	$30,914	$24,723
Foreign	9,006	9,247	14,609	15,211
	$24,409	$21,776	$45,523	$39,934

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

Our effective income tax rate was 26.6 and 34.6 percent for the three months ended September 30, 2016 and 2015, respectively, and 20.3 and 27.5 percent for the six months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three months and six months ended September 30, 2016 differed from the statutory federal rate of 35 percent primarily as a result of the impact of state income taxes, domestic manufacturing deductions, research and development tax credits, foreign rate differential and share-based payment awards for employees. We anticipate that our effective tax rate for the year ending March 31, 2017 will approximate 33 to 36 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (which may vary significantly from year to year).

During the six months ended September 30, 2016, the IRS examination of our tax year ended March 31, 2015 was completed with no change to the reported tax liability. We have reserved for any other potential adjustments for income taxes that may result from future examinations by tax authorities, and we believe the final outcome of these examinations or agreements will not have a material effect on our financial condition, results of operations or cash flows.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

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

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows:

	September 30, 2016

	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:
Contingent Consideration	$--	$--	$4,498	$4,498

	March 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:
Contingent Consideration	$--	$--	$9,037	$9,037

Under the Infitrak Agreement (See Note 7), we were required to make two annual payments to the former owners based on future growth in gross profit (as defined in the Infitrak Earn-Out Agreement). In July 2016 we made the first Earn-Out payment in the amount of $6,000,000 CDN ($4,594,000). The remaining contingent consideration payable is a standalone liability that is measured at fair value on a recurring basis for which there is no available quoted market price, principal market or market participants. As such, the inputs for this instrument are unobservable and therefore classified as Level 3 inputs. This contingent consideration liability is valued using a discounted cash flow model based on internal forecasts and our current cost of borrowing. There were no changes to the valuation methodology during the period.

The contingent consideration arising from this agreement is our only Level 3 asset or liability. The following table presents a roll forward of the contingent consideration payable for the six months ended September 30, 2016 and 2015 (in thousands):

	Six Months Ended
	September 30,
	2016	2015
Opening balance	$9,037	$--
Payment	(4,594)	--
Fair value adjustment – expense	106	--
Foreign exchange rate impact – included in other comprehensive gain	(51)	--
Ending Balance	$4,498	$--

Note 12 - Subsequent Event

In October 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2016, to shareholders of record at the close of business on November 30, 2016.

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

Year Ending March 31, 2017 Acquisitions

During the year ending March 31, 2017, we completed the following four acquisitions (the “2017 Acquisitions”):

In August 2016, we completed a business combination (the “Rapid Aid Acquisition”) whereby we acquired certain assets (consisting primarily of fixed assets) and certain liabilities of Rapid Aid Corp’s (“Rapid Aid”) business segment associated with the manufacture and sale of cold chain packaging gel products;

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

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$24,409	$21,776	$2,633	12%
Cost of revenues	10,685	8,709	1,976	23%
Gross profit	$13,724	$13,067	$657	5%
Gross profit margin	56%	60%	(4)%

Operating expenses
Selling	$2,694	$2,288	$406	18%
General and administrative	5,973	6,782	(809)	(12)%
Research and development	1,045	991	54	5%
	$9,712	$10,061	$(349)	(3)%

Operating income	$4,012	$3,006	$1,006	33%
Net income	2,358	1,826	532	29%
Net profit margin	10%	8%	2%

	Six Months Ended September 30,			Percent
	2016	2015	Change	Change
Revenues	$45,523	$39,934	$5,589	14%
Cost of revenues	19,785	15,726	4,059	26%
Gross profit	$25,738	$24,208	$1,530	6%
Gross profit margin	57%	61%	(4)%

Operating expenses
Selling	$5,118	$4,087	$1,031	25%
General and administrative	11,953	11,519	434	4%
Research and development	2,080	1,954	126	6%
	$19,151	$17,560	$1,591	9%

Operating income	$6,587	$6,648	$(61)	(1)%
Net income	4,288	4,581	(293)	(6)%
Net profit margin	9%	11%	(2)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2016	2015	Change	Change
Biological Indicators	$8,897	$8,482	$415	5%
Instruments	8,693	9,228	(535)	(6)%
Cold Chain Monitoring	3,545	2,510	1,035	41%
Cold Chain Packaging	3,274	1,556	1,718	110%
Total	$24,409	$21,776	$2,633	12%

	Six Months Ended September 30,			Percent
	2016	2015	Change	Change
Biological Indicators	$18,364	$15,718	$2,646	17%
Instruments	16,915	17,559	(644)	(4)%
Cold Chain Monitoring	5,862	5,101	761	15%
Cold Chain Packaging	4,382	1,556	2,826	182%
Total	$45,523	$39,934	$5,589	14%

Three and six months ended September 30, 2016 versus September 30, 2015

Biological Indicators revenues for the three months ended September 30, 2016 increased as a result of the North Bay, October 2015 European BI Distributor, January 2016 European BI Distributor, Pulse, ATS and HANSAmed Acquisitions, partially offset by an organic decrease in revenues of four percent. Biological Indicators revenues for the six months ended September 30, 2016 increased as a result of the North Bay, October 2015 European BI Distributor, January 2016 European BI Distributor, Pulse, ATS and HANSAmed Acquisitions, and organic growth of two percent. The decrease in organic growth for the three months ended September 30, 2016 was primarily due to the timing of orders between quarters.

Instruments revenues for the three and six months ended September 30, 2016 decreased as a result of organic decreases in revenues of six and four percent, respectively. The decrease was due primarily to a softening in demand for one of our instruments products. At this time we believe that this downturn will be short-term in nature but we will continue to monitor the situation closely.

Cold Chain Monitoring revenues for the three and six months ended September 30, 2016 increased due to organic growth of 41 and nine percent, respectively. The increases were primarily due to the timing of customer acceptance of certain installations and the nature and timing of orders within the quarter. Historically, Cold Chain Monitoring revenues fluctuate between quarters due to the complex nature and sometimes lengthy time periods associated with these types of installations and customer readiness for installation after placing an order. On a go forward basis, we anticipate the run rate for our Cold Chain Monitoring segment to approximate $2,500,000 - $3,000,000 per quarter over the next few quarters.

Cold Chain packaging revenues for the three months ended September 30, 2016 increased due to organic growth of 110 percent which was achieved through existing and new customers. We expect that revenues for this division will fluctuate due to seasonality but overall growth will be significant as compared to the same periods in the prior year.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2016	2015	Change	Change
Biological Indicators	$5,833	$5,539	$294	5%
Gross profit margin	66%	65%	1%

Instruments	5,326	5,705	(379)	(7)%
Gross profit margin	61%	62%	(1)%

Cold Chain Monitoring	1,657	976	681	70%
Gross profit margin	47%	39%	8%

Cold Chain Packaging	908	847	61	7%
Gross profit margin	28%	54%	(26)%

Total gross profit	$13,724	$13,067	$657	5%
Gross profit margin	56%	60%	(4)%

	Six Months Ended September 30,			Percent
	2016	2015	Change	Change
Biological Indicators	$11,920	$10,288	$1,632	16%
Gross profit margin	65%	65%	--%

Instruments	10,175	11,060	(885)	(8)%
Gross profit margin	60%	63%	(3)%

Cold Chain Monitoring	2,324	2,013	311	15%
Gross profit margin	40%	39%	1%

Cold Chain Packaging	1,319	847	472	56%
Gross profit margin	30%	54%	(24)%

Total gross profit	$25,738	$24,208	$1,530	6%
Gross profit margin	57%	61%	(4)%

Three and six months ended September 30, 2016 versus September 30, 2015

Biological Indicators gross profit margin percentage for the three and six months ended September 30, 2016 was essentially flat. Gross profit margin percentage decreased as a result of the North Bay and ATS Acquisitions but was offset by the positive impact from the October 2015 and January 2016 European BI Distributor Acquisitions. We are currently contractually committed to purchase from a third party a significant portion of the BI’s that are used in the acquired North Bay and ATS dental sterilizer testing business which negatively impacts our gross profit margin percentage. This remaining contractual commitment winds down through approximately the end of the calendar year, at which time we will migrate to the use of internally produced BI’s which should increase the gross profit margin percentage in this division.

Instruments gross margin percentage decreased for the three and six months ended September 30, 2016 as a result of product and services mix and the loss of certain volume based efficiencies associated with the decrease in revenues.

Cold Chain Monitoring gross profit margin percentage increased for the three and six months ended September 30, 2016 primarily as a result of increases in revenues. A significant portion of our cost of revenues within this segment are fixed and as a result, increased or reduced revenues can significantly impact the related gross profit margin percentage. We have made substantial progress on our integration activities associated with this segment and we are now focused on cost reduction initiatives to streamline the operations and increase profitability. One of the critical components of our integration activities was to introduce a new monitoring system (consisting of both new software and hardware) which we believe will give us a competitive advantage in the marketplace. In addition to significant new features and functionality, we believe that the new system will reduce our costs (both from an installation and on-going maintenance perspective) which will lead to higher gross and operating margins. This system was originally planned to be rolled out during our year ended March 31, 2015. The software component of the system was completed in February 2016 but the remaining hardware component will not be ready until approximately midway through our third quarter ending December 31, 2016. We are hopeful to meet the newly stated release dates and that this new system will improve both our gross and operating income margins, however it is unclear as to how significant those improvements will be.

Cold Chain Packaging gross profit margin decreased for the three and six months ended September 30, 2016 primarily as a result of increased revenues due primarily to one significant contract that has a lower gross profit margin percentage. We expect that our Cold Chain Packaging gross profit margin percentage will continue to be lower than the historical results of our other segments due to the nature of these products.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2016 increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended September 30, 2016	Six Months Ended September 30, 2016
Selling	$406	$1,031

General and administrative
ERP system implementation	63	95
Legal costs and litigation settlement	(1,740)	(1,721)
Amortization	71	460
Personnel	380	705
Professional services	19	119
Banking fees	31	90
Depreciation	133	245
Other, net	234	441
	(809)	434

Research and development	54	126

Operating expenses	$(349)	$1,591

Selling

Three and six months ended September 30, 2016 versus September 30, 2015

Selling expense for the three months ended September 30, 2016 increased primarily due to additional personnel related to the 2017 and 2016 acquisitions. As a percentage of revenues, selling expense was 11 percent for both the three months ended September 30, 2016 and September 30, 2015, respectively.

Selling expense for the six months ended September 30, 2016 increased primarily due to additional personnel related to the 2017 and 2016 acquisitions. As a percentage of revenues, selling expense was 11 percent for the six months ended September 30, 2016 as compared to ten percent for the six months September 30, 2015.

Included in the increase of selling expenses are $173,000 and $346,000 for the three and six months ended September 30, 2016, respectively of recently hired Cold Chain Packaging sales personnel. We are currently making an investment to grow this segment and are hopeful that increases in related revenues will begin to be realized beginning in our third quarter ending December 31, 2016.

Historically selling expense approximates 10 to 12 percent of revenues.

General and Administrative

Three and six months ended September 30, 2016 versus September 30, 2015

General and administrative expenses for the three months ended September 30, 2016 decreased primarily due to the $1,709,000 charge during the three months ended September 30, 2015 related to the Amato settlement, partially offset by increases in personnel costs, amortization and depreciation.

General and administrative expenses for the six months ended September 30, 2016 increased primarily due to increased personnel costs (of which approximately 50 percent is related to the North Bay and Infitrak acquisitions), amortization, and depreciation, partially offset by the $1,709,000 charge related to the Amato Settlement during the six months ended September 30, 2015.

Included in the increase of personnel expenses are $210,000 for the three and six months ended September 30, 2016, respectively of stay bonuses for employees currently working at our Omaha and Traverse City facilities. In August 2016 we announced that we will be relocating such facilities during calendar 2017 to our new facility in Bozeman (See Liquidity and Capital Resources for additional discussion).

Research and Development

Three and six months ended September 30, 2016 versus September 30, 2015

Research and development expenses for the three and six months ended September 30, 2016 increased as a result of the addition of several new engineers to support existing and acquired businesses.

Other Expense

Other expense for the three and six months ended September 30, 2016 is comprised primarily of $450,000 related to an additional accrual for the PCD earn-out (see Note 7 – Commitments and Contingencies) and interest expense associated with our credit facility.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 33 to 36 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (which may vary significantly from period to period). Otherwise, net income for the six months ended September 30, 2016 varied with the changes in revenues, gross profit and operating expenses (which includes $3,222,000 of non-cash amortization of intangible assets).

Net income for the six months ended September 30, 2015 was significantly impacted by the $1,709,000 Amato Settlement. Otherwise, net income for the six months ended September 30, 2015 varied with the changes in revenues, gross profit and operating expenses (which includes $2,760,000 of non-cash amortization of intangible assets).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we are building a new facility in the same general area. Construction began in July 2015 and we are hopeful that the building will be completed no later than January 31, 2017. We spent $6,711,000 on the development of the building and the related land prior to this year and have spent $5,678,000 during the six months ended September 30, 2016, which is included in property, plant and equipment, net on the accompanying condensed consolidated balance sheets. We anticipate that the total cost of the new facility will be approximately $17,000,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $2,500,000 to partially offset the cost of the new building.

In August 2016, we announced that we plan to shut down both our Omaha and Traverse City Biological Indicator facilities and relocate those operations to the new Bozeman building. The move of these two facilities, along with the current Bozeman operations will begin in early calendar 2017 and is estimated to be completed by the end of calendar 2017. We estimate that the total costs of the restructuring will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicate headcount during the transition period) of which $220,000 was incurred during the three and six months ended September 30, 2016 and is reflected in general and administrative expenses in the accompanying condensed consolidated statements of income. After the completion of the relocation of all three facilities, we estimate that the annual savings will be approximately $750,000. In addition, after completing the move of the Omaha facility, we expect to be able to sell that building for approximately $1,000,000-$1,500,000 to partially offset the cost of the new Bozeman building.

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

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $12,541,000 and $13,215,000 respectively, at September 30, 2016 and March 31, 2016.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.0 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at September 30, 2016.

As of October 31, 2016, we had $54,000,000 in outstanding indebtedness and unused capacity under our Credit Facility of $11,500,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through September 30, 2016.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2017	2016
First quarter	$0.16	$0.16
Second quarter	0.16	0.16
Third quarter	--	0.16
Fourth quarter	--	0.16

In October 2016, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2016, to shareholders of record at the close of business on November 30, 2016.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$1,329	$8,962
Net cash used in investing activities	(10,070)	(25,722)
Net cash provided by financing activities	8,098	20,202

Net cash provided by operating activities for the six months ended September 30, 2016 decreased primarily due to the payment of $4,594,000 in contingent consideration and $5,392,000 in accrued salaries, taxes and various other accrued expenses, partially offset by increases in collections of accounts receivable of $1,900,000.

Net cash used in investing activities for the six months ended September 30, 2016 resulted from $3,401,000 associated with the 2017 Acquisitions and the purchase of $6,669,000 of property, plant and equipment. Net cash used in investing activities for the six months ended September 30, 2015 resulted primarily from the $18,926,000 Infitrak and $11,322,000 North Bay Acquisitions and the purchase of $5,035,000 of property, plant and equipment.

Net cash provided by financing activities for the six months ended September 30, 2016 resulted from borrowings under our Credit Facility of $9,500,000 and proceeds from the exercise of stock options of $1,767,000, partially offset by the repayment of debt of $2,000,000 and the payment of dividends of $1,169,000. Net cash provided by financing activities for the six months ended September 30, 2015 resulted from borrowings under our Credit Facility of $22,500,000 and proceeds from the exercise of stock options of $846,000, partially offset by the repayment of debt of $2,000,000 and the payment of dividends of $1,144,000.

At September 30, 2016, we had contractual obligations for open purchase orders of approximately $8,650,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN and is based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 of contingent consideration payable which represented our best estimate of the then current fair value of the amount that would ultimately be paid. In July 2016 we made the first Earn-Out payment in the amount of $6,000,000 CDN ($4,594,000). As a result of this payment, the remaining potential undiscounted consideration payable ranges from $0 to $9,000,000 CDN (approximately $0 to $6,847,000 as of September 30, 2016). We have recorded $4,498,000 in our condensed consolidated balance sheet as of September 30, 2016, which represents our best estimate of the then current fair value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain packaging business and we will adjust the contingent liability on a go forward basis, based on then current information. The remaining contingent consideration is payable in the second quarter of our year ending March 31, 2018.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period). Since the initial payment, the revenues have significantly increased and as a result, we recorded an additional $450,000 accrual as of September 30, 2016 (which is included in other expense, net in our condensed consolidated statements of income for the three and six months ended September 30, 2016). We expect that this second payment (estimated to be $600,000) will be paid in our third quarter ending December 31, 2016. This contingent consideration amount is also subject to modification at the end of the third year of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

In October 2015, we entered into the Amato Settlement whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment and we had $1,041,000 accrued on our condensed consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying condensed consolidated statements of income for the six months ended September 30, 2015.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at September 30, 2016.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2016. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2016. As allowed, this evaluation excludes the operations of acquired entities during the six months ended September 30, 2016 due to the timing of the acquisitions.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 2016	--	$--	162,486	137,514
August 2016	--	--	162,486	137,514
September 2016	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 7, 2016	By:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: November 7, 2016	By:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer