Form 10-Q
period 2016-12-31
MESA LABORATORIES INC /CO
filed 2017-02-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

There were 3,700,704 shares of the Issuer’s common stock, no par value, outstanding as of January 27, 2017.

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

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2016 (Unaudited)	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$5,405	$5,695
Accounts receivable, less allowances of $234 and $375, respectively	12,944	15,313
Inventories, net	14,578	14,017
Prepaid expenses and other	2,037	943
Deferred income taxes	--	1,218
Total current assets	34,964	37,186

Property, plant and equipment, net	24,273	16,628
Intangibles, net	39,300	40,797
Goodwill	71,916	66,137

Total assets	$170,453	$160,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,919	$2,823
Accrued salaries and payroll taxes	3,884	5,040
Unearned revenues	3,733	3,026
Current portion of contingent consideration	5,729	4,757
Other accrued expenses	2,753	3,085
Income taxes payable	--	2,240
Current portion of long-term debt	3,000	3,000
Total current liabilities	22,018	23,971

Deferred income taxes	4,602	5,419
Long-term debt	50,000	42,250
Contingent consideration	108	4,430
Total liabilities	76,728	76,070

Commitments and Contingencies (Note 7)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,698,444 and 3,637,273 shares, respectively	25,037	21,001
Retained earnings	70,608	64,828
Accumulated other comprehensive loss	(1,920)	(1,151)
Total stockholders’ equity	93,725	84,678

Total liabilities and stockholders’ equity	$170,453	$160,748

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Revenues	$23,843	$19,913	$69,366	$59,847
Cost of revenues	10,306	7,704	30,091	23,430
Gross profit	13,537	12,209	39,275	36,417

Operating expenses
Selling	2,409	1,517	7,527	5,604
General and administrative	5,881	5,885	17,834	17,404
Research and development	861	975	2,941	2,929
Total operating expenses	9,151	8,377	28,302	25,937

Operating income	4,386	3,832	10,973	10,480
Other expense, net	506	381	1,712	710

Earnings before income taxes	3,880	3,451	9,261	9,770

Income taxes	628	854	1,721	2,592

Net income	$3,252	$2,597	$7,540	$7,178

Net income per share:
Basic	$0.88	$0.72	$2.06	$2.00
Diluted	0.84	0.69	1.97	1.91

Weighted average common shares outstanding:
Basic	3,688	3,614	3,668	3,596
Diluted	3,868	3,786	3,835	3,758

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net Income	$3,252	$2,597	$7,540	$7,178

Other comprehensive loss, net of tax:
Foreign currency translation	(634)	(1,847)	(769)	(1,216)

Total comprehensive income	$2,618	$750	$6,771	$5,962

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2016	2015
Cash flows from operating activities:
Net income	$7,540	$7,178
Depreciation and amortization	6,609	5,207
Stock-based compensation	1,221	1,001
Deferred income taxes	418	128
Foreign currency adjustments	(17)	85
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	2,369	72
Inventories, net	(410)	(1,901)
Prepaid expenses and other	(1,094)	40
Accounts payable	96	80
Accrued liabilities and taxes payable	(4,401)	(49)
Unearned revenues	(484)	(118)
Contingent consideration	(5,076)	(1,770)
Net cash provided by operating activities	6,771	9,953

Cash flows from investing activities:
Acquisitions	(6,618)	(23,199)
Purchases of property, plant and equipment	(9,367)	(6,291)
Net cash used in investing activities	(15,985)	(29,490)

Cash flows from financing activities:
Proceeds from the issuance of debt	11,500	25,000
Payments on debt	(3,750)	(4,250)
Dividends	(1,760)	(1,724)
Proceeds from the exercise of stock options	2,815	1,800
Net cash provided by financing activities	8,805	20,826

Effect of exchange rate changes on cash and cash equivalents	119	(51)

Net (decrease) increase in cash and cash equivalents	(290)	1,238
Cash and cash equivalents at beginning of period	5,695	2,034

Cash and cash equivalents at end of period	$5,405	$3,272

Cash paid for:
Income taxes	$4,188	$3,375
Interest	913	563

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	1,822	9,541

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

As a result of the adoption of ASU No. 2016-09, the captions of income taxes, net income, and net income per share basic and diluted on the condensed consolidated statements of income for the three months ended December 31, 2015 have been restated to $854,000, $2,597,000, $0.72 and $0.69 as compared to amounts previously reported of $1,090,000, $2,361,000, $0.65 and $0.63, respectively. The captions of net income and total comprehensive income on the condensed consolidated statements of comprehensive income for the three months ended December 31, 2015 have been restated to $2,597,000 and $750,000 as compared to amounts previously reported of $2,361,000 and $514,000, respectively.

As a result of the adoption of ASU No. 2016-09, the captions of income taxes, net income, and net income per share basic and diluted on the condensed consolidated statements of income for the nine months ended December 31, 2015 have been restated to $2,592,000, $7,178,000, $2.00 and $1.91 as compared to amounts previously reported of $3,351,000, $6,419,000, $1.79 and $1.72, respectively. The captions of net income and total comprehensive income on the condensed consolidated statements of comprehensive income for the nine months ended December 31, 2015 have been restated to $7,178,000 and $5,962,000 as compared to amounts previously reported of $6,419,000 and $5,203,000, respectively. The captions of net income and accrued liabilities and taxes payable on the condensed consolidated statements of cash flows for the nine months ended December 31, 2015 have been restated to $7,178,000 and ($49,000) as compared to amounts previously reported of $6,419,000 and $710,000, respectively.

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

Note 2 – Acquisitions

For the nine months ended December 31, 2016, our acquisitions of businesses totaled $8,440,000, of which none were material in nature (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Note 3 - Inventories

Inventories consist of the following (in thousands):

	December 31, 2016	March 31, 2016
Raw materials	$10,430	$9,433
Work-in-process	683	337
Finished goods	3,867	4,941
Less: reserve	(402)	(694)
	$14,578	$14,017

Note 4 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2016	March 31, 2016
Line of credit (2.77% at December 31, 2016)	$37,500	$27,500
Term loan (2.77% at December 31, 2016)	15,500	17,750
Less: current portion	(3,000)	(3,000)
Long-term portion	$50,000	$42,250

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.0 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at December 31, 2016.

As of December 31, 2016, future contractual maturities of debt are as follows (in thousands):

Year ending March 31,
2017	$750
2018	3,000
2019	3,000
2020	3,000
2021	43,250
$53,000

In January 2017, we made a $750,000 required principle payment on the Term Loan and a $2,000,000 principle payment on the Line of Credit.

Note 5 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Total cost of stock-based compensation charged against income before income taxes	$380	$344	$1,221	$1,001
Amount of income tax benefit recognized in earnings	62	85	227	266
Amount charged against net income	$318	$259	$994	$735
Impact on net income per common share:
Basic	$0.09	$0.07	$0.27	$0.20
Diluted	0.08	0.07	$0.26	0.20

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

The following is a summary of stock option activity for the nine months ended December 31, 2016:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2016	515,720	$64.32	5.2	$16,561
Stock options granted	111,955	98.31	5.3
Stock options forfeited	(17,924)	82.35	5.4
Stock options expired	(862)	39.17	--
Stock options exercised	(71,848)	56.72	--
Outstanding at December 31, 2016	537,041	71.86	4.8	27,330

Exercisable at December 31, 2016	169,115	47.7	3.6	12,690

The total intrinsic value of stock options exercised was $4,701,000 and $4,264,000 for the nine months ended December 31, 2016 and 2015, respectively.

A summary of the status of our unvested stock option shares as of December 31, 2016, is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at March 31, 2016	358,263	$19.46
Stock options granted	111,955	27.94
Stock options forfeited	(17,924)	22.17
Stock options vested	(84,368)	16.95
Unvested at December 31, 2016	367,926	22.49

As of December 31, 2016, there was $5,490,000 of total unrecognized compensation expense related to unvested stock options. As of December 31, 2016, we have 835,062 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net income available for shareholders	$3,252	$2,597	$7,540	$7,178
Weighted average outstanding shares of common stock	3,688	3,614	3,668	3,596
Dilutive effect of stock options	180	172	167	162
Common stock and equivalents	3,868	3,786	3,835	3,758

Net income per share:
Basic	$0.88	$0.72	$2.06	$2.00
Diluted	0.84	0.69	1.97	1.91

For the three and nine months ended December 31, 2016, 3,000 and 110,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and nine months ended December 31, 2015, 138,000 and 136,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 7- Commitments and Contingencies

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN and is based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 of contingent consideration payable which represented our best estimate of the then current fair value of the amount that would ultimately be paid. In July 2016 we made the first Earn-Out payment in the amount of $6,000,000 CDN ($4,594,000). As a result of this payment, the remaining potential undiscounted consideration payable ranges from $0 to $9,000,000 CDN (approximately $0 to $6,682,000 as of December 31, 2016). We have recorded $4,436,000 in our condensed consolidated balance sheet as of December 31, 2016, which represents our best estimate of the then current fair value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain packaging business and we will adjust the contingent liability on a go forward basis, based on then current information. The remaining contingent consideration is payable in the second quarter of our year ending March 31, 2018.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period). Since the initial payment, the revenues have significantly increased and as a result, during the three months ended September 30, 2016 we recorded an additional $450,000 accrual (which is included in other expense, net in our condensed consolidated statements of income for the nine months ended December 31, 2016). We paid $450,000 of the contingent consideration in our third quarter ending December 31, 2016. The remaining contingent consideration amount is also subject to modification at the end of the third year of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

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

Note 8 – Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at September 30, 2016	$(1,286)	$(1,286)
Quarter ended December 31, 2016:
Unrealized loss arising during the period	(634)	(634)
Balance at December 31, 2016	$(1,920)	$(1,920)

	Foreign Currency Translation	AOCI
Balance at September 30, 2015	$397	$397
Quarter ended December 31, 2015:
Unrealized loss arising during the period	(1,847)	(1,847)
Balance at December 31, 2015	$(1,450)	$(1,450)

	Foreign Currency Translation	AOCI
Balance at March 31, 2016	$(1,151)	$(1,151)
Nine months ended December 31, 2016:
Unrealized loss arising during the period	(769)	(769)
Balance at December 31, 2016	$(1,920)	$(1,920)

	Foreign Currency Translation	AOCI
Balance at March 31, 2015	$(234)	$(234)
Nine months ended December 31, 2015:
Unrealized loss arising during the period	(1,216)	(1,216)
Balance at December 31, 2015	$(1,450)	$(1,450)

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

	Three Months Ended December 31, 2016
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$9,248	$9,013	$3,102	$2,480	$23,843

Gross profit	$6,066	$5,706	$1,254	$511	13,537
Reconciling items (1)					(9,657)
Earnings before income taxes					$3,880

	Three Months Ended December 31, 2015
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$7,819	$8,260	$2,853	$981	$19,913

Gross profit	$4,869	$5,511	$1,313	$516	12,209
Reconciling items (1)					(8,758)
Earnings before income taxes					$3,451

	Nine Months Ended December 31, 2016
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$27,612	$25,928	$8,964	$6,862	$69,366

Gross profit	$17,986	$15,881	$3,578	$1,830	39,275
Reconciling items (1)					(30,014)
Earnings before income taxes					$9,261

	Nine Months Ended December 31, 2015
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$23,537	$25,819	$7,954	$2,537	$59,847

Gross profit	$15,157	$16,571	$3,326	$1,363	36,417
Reconciling items (1)					(26,647)
Earnings before income taxes					$9,770

(1) Reconciling items include selling, general and administrative, research and development, and other expenses

	December 31, 2016	March 31, 2016
Total assets (in thousands):
Biological Indicators	$67,894	$56,724
Instruments	38,295	49,077
Cold Chain Monitoring	35,497	27,613
Cold Chain Packaging	21,325	19,478
Corporate and administrative	7,442	7,856
	$170,453	$160,748

All long-lived assets are located in the United States except for $6,460,000 and $ 20,702,000 which are associated with our French and Canadian subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015
Net revenues from unaffiliated customers:
United States	$13,844	$12,787	$44,758	$37,510
Foreign	9,999	7,126	24,608	22,337
	$23,843	$19,913	$69,366	$59,847

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

Our effective income tax rate was 16.2 and 24.7 percent for the three months ended December 31, 2016 and 2015, respectively, and 18.6 and 26.5 percent for the nine months ended December 31, 2016 and 2015, respectively. The effective tax rate for the three and nine months ended December 31, 2016 differed from the statutory federal rate of 35 percent primarily as a result of the impact of state income taxes, domestic manufacturing deductions, research and development tax credits, foreign rate differential and share-based payment awards for employees. We anticipate that our effective tax rate for the year ending March 31, 2017 will approximate 22 to 25 percent, plus or minus the fourth-quarter impact of excess tax benefits and deficiencies associated with share-based payment awards to employees. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have and, in the future, may cause large fluctuations in our realized effective tax rate based on the timing, volume, and nature of stock options exercised under our share-based payment program.

During the nine months ended December 31, 2016, the IRS examination of our tax year ended March 31, 2015 was completed with no change to the reported tax liability. We have reserved for any other potential adjustments for income taxes that may result from future examinations by tax authorities, and we believe the final outcome of these examinations or agreements will not have a material effect on our financial condition, results of operations or cash flows.

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

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows (in thousands):

	December 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:

Contingent Consideration	$--	$--	$4,436	$4,436

	March 31, 2016

	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:

Contingent Consideration	$--	$--	$9,037	$9,037

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

The contingent consideration arising from this agreement is our only Level 3 asset or liability. The following table presents a roll forward of the contingent consideration payable for the nine months ended December 31, 2016 and 2015 (in thousands):

	Nine Months Ended
	December 31,
	2016	2015
Opening balance	$9,037	$--
Payment	(4,594)	--
Fair value adjustment – expense	137	--
Foreign exchange rate impact – included in other comprehensive gain	(144)	--
Ending Balance	$4,436	$--

Note 12 - Subsequent Event

In January 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2017, to shareholders of record at the close of business on February 28, 2017.

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

Year Ending March 31, 2017 Acquisitions

During the year ending March 31, 2017, we completed the following six acquisitions (the “2017 Acquisitions”):

In November 2016, we completed a business combination (the “Mydent Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Mydent International Corp’s business segment associated with biological indicator mail-in testing services to the dental market in the United States;

In November 2016, we completed a business combination (the “FreshLoc Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of the continuous monitoring business of FreshLoc Technologies, Inc;

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

In April 2016, we completed a business combination (the “ATS Acquisition”) whereby we acquired substantially all the assets (other than cash and certain inventories and fixed assets) and certain liabilities of Autoclave Testing Services, Inc. and Autoclave Testing Supplies, Inc., (collectively, “ATS”). ATS was in the business of supplying products and services for dental sterilizer testing in both the U.S. and Canada; and

In April 2016, we completed a business combination (the “Pulse Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Pulse Scientific, Inc.’s (“Pulse”) business segment associated with the distribution of our biological indicator products.

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

As a result of the significant employee time allocation associated with going live and operating on our new ERP system, we were delayed in the fulfillment of several orders which resulted in an approximate $500,000 increase in our open-order backlog at the end of our quarter ended December 31, 2015. The increase in backlog was primarily associated with our Instruments and Biological Indicators Divisions and it resulted in lower than expected revenues for these Divisions for the three months ended December 31, 2015. This issue was timing-related in nature as we fulfilled the orders and decreased our backlog to its normal level during the three months ended March 31, 2016.

Organic revenues growth for the three and nine months ended December 31, 2016 was 18 and nine percent, respectively. Had the approximate $500,000 of revenues discussed in the paragraph above been recognized during the three and nine months ended December 31, 2015, organic revenues growth for the three and nine months ended December 31, 2016 would have been 15 and eight percent, respectively. A significant portion of the increase in organic revenues growth for both the three and nine months ended December 31, 2016 was due to increases in our Cold Chain Packaging Division which has a lower gross margin percentage than our other Divisions.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2016	2015	Change	Change
Revenues	$23,843	$19,913	$3,930	20%
Cost of revenues	10,306	7,704	2,602	34%
Gross profit	$13,537	$12,209	$1,328	11%
Gross profit margin	57%	61%	(4)%

Operating expenses
Selling	$2,409	$1,517	$892	59%
General and administrative	5,881	5,885	(4)	--%
Research and development	861	975	(114)	(12)%
	$9,151	$8,377	$774	9%

Operating income	$4,386	$3,832	$554	14%
Net income	3,252	2,597	655	25%
Net profit margin	14%	13%	1%

	Nine Months Ended December 31,			Percent
	2016	2015	Change	Change
Revenues	$69,366	$59,847	$9,519	16%
Cost of revenues	30,091	23,430	6,661	28%
Gross profit	$39,275	$36,417	$2,858	8%
Gross profit margin	57%	61%	(4)%

Operating expenses
Selling	$7,527	$5,604	$1,923	34%
General and administrative	17,834	17,404	430	2%
Research and development	2,941	2,929	12	--%
	$28,302	$25,937	$2,365	9%

Operating income	$10,973	$10,480	$493	5%
Net income	7,540	7,178	362	5%
Net profit margin	11%	12%	(1)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2016	2015	Change	Change
Biological Indicators	$9,248	$7,819	$1,429	18%
Instruments	9,013	8,260	753	9%
Cold Chain Monitoring	3,102	2,853	249	9%
Cold Chain Packaging	2,480	981	1,499	153%
Total	$23,843	$19,913	$3,930	20%

	Nine Months Ended December 31,			Percent
	2016	2015	Change	Change
Biological Indicators	$27,612	$23,537	$4,075	17%
Instruments	25,928	25,819	109	--%
Cold Chain Monitoring	8,964	7,954	1,010	13%
Cold Chain Packaging	6,862	2,537	4,325	170%
Total	$69,366	$59,847	$9,519	16%

Three and nine months ended December 31, 2016 versus December 31, 2015

Biological Indicators revenues for the three months ended December 31, 2016 increased as a result of the January 2016 European BI Distributor, Pulse, ATS, HANSAmed and Mydent Acquisitions, and organic growth of 17 percent. Biological Indicators revenues for the nine months ended December 31, 2016 increased as a result of the North Bay, October 2015 European BI Distributor, January 2016 European BI Distributor, Pulse, ATS, HANSAmed and Mydent Acquisitions, and organic growth of seven percent. Biological Indicators revenues for the three and nine months ended December 31, 2015 were impacted by delays in shipping product resulting from the implementation of our new ERP system (see “General Trends and Outlook”).

Instruments revenues for the three months ended December 31, 2016 increased as a result of organic growth of nine percent in our existing product lines which was achieved primarily through existing and new customers and modest price increases. Instruments organic growth for the nine months ended December 31, 2016 was flat. Instruments revenues for the three and nine months ended December 31, 2015 were impacted by delays in shipping product resulting from the implementation of our new ERP system (see “General Trends and Outlook”).

Cold Chain Monitoring revenues for the three months ended December 31, 2016 increased as a result of the FreshLoc Acquisition, partially offset by an organic decrease of one percent. Cold Chain Monitoring revenues for the nine months ended December 31, 2016 increased as a result of the FreshLoc Acquisition and organic growth of six percent. Historically, Cold Chain Monitoring revenues fluctuate between quarters due to the complex nature and sometimes lengthy time periods associated with these types of installations and customer readiness for installation after placing an order.

Cold Chain packaging revenues for the three months ended December 31, 2016 increased due to organic growth of 153 percent which was achieved through existing and new customers. We expect that revenues for this division will fluctuate due to seasonality but overall growth will be significant as compared to the same periods in the prior year.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2016	2015	Change	Change
Biological Indicators	$6,066	$4,869	$1,197	25%
Gross profit margin	66%	62%	4%

Instruments	5,706	5,511	195	4%
Gross profit margin	63%	67%	(4)%

Cold Chain Monitoring	1,254	1,313	(59)	(4)%
Gross profit margin	40%	46%	(6)%

Cold Chain Packaging	511	516	(5)	(1)%
Gross profit margin	21%	53%	(32)%

Total gross profit	$13,537	$12,209	$1,328	11%
Gross profit margin	57%	61%	(4)%

	Nine Months Ended December 31,			Percent
	2016	2015	Change	Change
Biological Indicators	$17,986	$15,157	$2,829	19%
Gross profit margin	65%	64%	1%

Instruments	15,881	16,571	(690)	(4)%
Gross profit margin	61%	64%	(3)%

Cold Chain Monitoring	3,578	3,326	252	8%
Gross profit margin	40%	42%	(2)%

Cold Chain Packaging	1,830	1,363	467	34%
Gross profit margin	27%	54%	(27)%

Total gross profit	$39,275	$36,417	$2,858	8%
Gross profit margin	57%	61%	(4)%

Three and nine months ended December 31, 2016 versus December 31, 2015

Biological Indicators gross profit margin percentage increased for the three and nine months ended December 31, 2016 primarily due to the January 2016 European BI Distributor Acquisitions and the impact of the North Bay Acquisition on the results for the three and nine months ended December 31, 2015. The results for the nine months ended December 31, 2016 were also positively impacted by the October 2015 European BI Distributor Acquisitions. After the completion of the North Bay Acquisition, we were contractually committed to purchase from a third party a significant portion of the BI’s that were used in the acquired North Bay dental sterilizer testing business which negatively impacted our gross margin percentage. The contractual commitment gradually decreased each quarter after the acquisition and was completed during the three months ended December 31, 2016. Each quarterly decrease in these purchases allowed for the additional use of internally produced BI’s which resulted in greater gross margin percentages.

Instruments gross margin percentage decreased for the three and nine months ended December 31, 2016 as a result of product and services mix and the loss of certain volume based efficiencies associated with the decrease in revenues in certain product lines.

Cold Chain Monitoring gross profit margin percentage decreased for the three and nine months ended December 31, 2016 primarily as a result of the product and service revenues mix along with the impact of integrating the FreshLoc Acquisition.

Cold Chain Packaging gross profit margin decreased for the three and nine months ended December 31, 2016 primarily as a result of increased revenues due primarily to one significant contract that has a lower gross profit margin percentage. We expect that our Cold Chain Packaging gross profit margin percentage will continue to be lower than the historical results of our other segments due to the nature of these products.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2016 increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2016
Selling	$892	$1,923

General and administrative
ERP system implementation	(65)	(515)
Legal costs and litigation settlement	93	(1,629)
Amortization	105	818
Personnel	413	1,611
Professional services	(159)	55
Banking fees	33	111
Depreciation	129	363
Medical device excise tax	(60)	(150)
Other, net	(493)	(234)
	(4)	430

Research and development	(114)	12

Operating expenses	$774	$2,365

Selling

Three and nine months ended December 31, 2016 versus December 31, 2015

Selling expense for the three months ended December 30, 2016 increased primarily due to additional personnel related to the 2017 Acquisitions and the January 2016 European BI Distributor Acquisitions. As a percentage of revenues, selling expense was 10 percent for the three months ended December 31, 2016 as compared to eight percent for the three months ended December 31, 2015, respectively.

Selling expense for the nine months ended December 31, 2016 increased primarily due to additional personnel related to the 2017 and 2016 Acquisitions. As a percentage of revenues, selling expense was 11 percent for the nine months ended December 31, 2016 as compared to nine percent for the nine months ended December 31, 2015.

Included in the increase of selling expenses are $175,000 and $671,000 for the three and nine months ended December 31, 2016, respectively, of recently hired U.S. Cold Chain Packaging sales personnel. We are currently making an investment to grow this segment and are hopeful that increases in related revenues will continue to be realized during calendar 2017.

Historically selling expense approximates nine to 12 percent of revenues.

General and Administrative

Three and nine months ended December 31, 2016 versus December 31, 2015

General and administrative expenses for the three months ended December 31, 2016 were flat as compared to the three months ended December 31, 2015.

General and administrative expenses for the nine months ended December 31, 2016 increased primarily due to increased personnel costs, amortization and depreciation, partially offset by the $1,709,000 charge related to the Amato Settlement during the nine months ended December 31, 2015.

Included in the increase of personnel expenses are $237,000 and $457,000 for the three and nine months ended December 31, 2016, respectively of stay bonuses for employees currently working at our Omaha and Traverse City facilities. In August 2016 we announced that we will be relocating such facilities during calendar 2017 to our new facility in Bozeman (See Liquidity and Capital Resources for additional discussion).

Research and Development

Three and nine months ended December 31, 2016 versus December 31, 2015

Research and development expenses for the three months ended December 31, 2016 decreased due to a decrease in engineers necessary to support existing and acquired businesses. Research and development expenses for the nine months ended December 31, 2016 were flat.

Other Expense

Other expense for the three months ended December 31, 2016 is comprised primarily of interest expense associated with our credit facility. Other expense for the nine months ended December 31, 2016 is comprised primarily of $450,000 related to an additional accrual for the PCD earn-out (see Note 7 – Commitments and Contingencies) and interest expense associated with our credit facility.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that our effective tax rate for the year ending March 31, 2017 will approximate 22 to 25 percent, plus or minus the fourth-quarter impact of excess tax benefits and deficiencies associated with share-based payment awards to employees. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have and, in the future, may cause large fluctuations in our realized effective tax rate based on the timing, volume, and nature of stock options exercised under our share-based payment program. Otherwise, net income for the nine months ended December 31, 2016 varied with the changes in revenues, gross profit and operating expenses (which includes $4,852,000 of non-cash amortization of intangible assets).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we are building a new facility in the same general area. Construction began in July 2015 and we are hopeful that the building will be completed no later than February 28, 2017. We spent $6,711,000 on the development of the building and the related land prior to this year and have spent $8,008,000 during the nine months ended December 31, 2016, which is included in property, plant and equipment, net on the accompanying condensed consolidated balance sheets. We anticipate that the total cost of the new facility will be approximately $17,000,000. Following the relocation from our current Bozeman building into the new facility, we expect to be able to sell the current facility for $2,000,000 - $2,500,000 to partially offset the cost of the new building.

In August 2016, we announced that we plan to shut down both our Omaha and Traverse City Biological Indicator facilities and relocate those operations to the new Bozeman building. The move of these two facilities, along with the current Bozeman operations will begin in the first quarter of calendar 2017 and is estimated to be completed by the end of calendar 2017. We estimate that the total costs of the restructuring will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $457,000 was incurred during the nine months ended December 31, 2016 and is reflected in general and administrative expenses in the accompanying condensed consolidated statements of income. After the completion of the relocation of all three facilities, we estimate that the annual savings will be approximately $750,000. In addition, after completing the move of the Omaha facility, we expect to be able to sell that building for approximately $1,000,000-$1,500,000 to partially offset the cost of the new Bozeman building.

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

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $12,946,000 and $13,215,000 respectively, at December 31, 2016 and March 31, 2016.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA, as defined, of 3.0 to 1.0, and a minimum fixed charge coverage ratio of 1.35 to 1.0. We were in compliance with the required covenants at December 31, 2016.

As of January 31, 2017, we had $50,250,000 in outstanding indebtedness and unused capacity under our Credit Facility of $14,500,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through December 31, 2016.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2017	2016
First quarter	$0.16	$0.16
Second quarter	0.16	0.16
Third quarter	0.16	0.16
Fourth quarter	--	0.16

In January 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2017, to shareholders of record at the close of business on February 28, 2017.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2016	2015
Net cash provided by operating activities	$6,771	$9,953
Net cash used in investing activities	(15,985)	(29,490)
Net cash provided by financing activities	8,805	20,826

Net cash provided by operating activities for the nine months ended December 31, 2016 decreased primarily due to the payment of $5,076,000 in contingent consideration and $4,401,000 in accrued salaries, taxes and various other accrued expenses, partially offset by increases in collections of accounts receivable of $2,369,000.

Net cash used in investing activities for the nine months ended December 31, 2016 resulted from $6,618,000 associated with the 2017 Acquisitions and the purchase of $9,367,000 of property, plant and equipment. Net cash used in investing activities for the nine months ended December 31, 2015 resulted primarily from the $18,926,000 Infitrak and $11,322,000 North Bay Acquisitions and the purchase of $6,291,000 of property, plant and equipment.

Net cash provided by financing activities for the nine months ended December 31, 2016 resulted from borrowings under our Credit Facility of $11,500,000 and proceeds from the exercise of stock options of $2,815,000, partially offset by the repayment of debt of $3,750,000 and the payment of dividends of $1,760,000. Net cash provided by financing activities for the nine months ended December 31, 2015 resulted from borrowings under our Credit Facility of $25,000,000 and proceeds from the exercise of stock options of $1,800,000, partially offset by the repayment of debt of $4,250,000 and the payment of dividends of $1,724,000.

At December 31, 2016, we had contractual obligations for open purchase orders of approximately $5,175,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the Infitrak Agreement, we are required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition meets certain levels. The potential undiscounted consideration payable ranges from $0 to $15,000,000 CDN and is based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 of contingent consideration payable which represented our best estimate of the then current fair value of the amount that would ultimately be paid. In July 2016 we made the first Earn-Out payment in the amount of $6,000,000 CDN ($4,594,000). As a result of this payment, the remaining potential undiscounted consideration payable ranges from $0 to $9,000,000 CDN (approximately $0 to $6,682,000 as of December 31, 2016). We have recorded $4,436,000 in our condensed consolidated balance sheet as of December 31, 2016, which represents our best estimate of the then current fair value of the amount that will ultimately be paid. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our cold chain packaging business and we will adjust the contingent liability on a go forward basis, based on then current information. The remaining contingent consideration is payable in the second quarter of our year ending March 31, 2018.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period). Since the initial payment, the revenues have significantly increased and as a result, during the three months ended September 30, 2016 we recorded an additional $450,000 accrual (which is included in other expense, net in our condensed consolidated statements of income for the nine months ended December 31, 2016). We paid $450,000 of the contingent consideration in our third quarter ending December 31, 2016. The remaining contingent consideration amount is also subject to modification at the end of the third year of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at December 31, 2016.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2016. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2016. As allowed, this evaluation excludes the operations of acquired entities during the nine months ended December 31, 2016 due to the timing of the acquisitions.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
October 2016	--	$--	162,486	137,514
November 2016	--	--	162,486	137,514
December 2016	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC. (Registrant)

DATED: February 6, 2017	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: February 6, 2017	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer