Form 10-K
period 2017-03-31
MESA LABORATORIES INC /CO
filed 2017-06-07
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒   NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

The aggregate market value as of September 30, 2016 (the last business day of the registrant's most recently completed second fiscal quarter), of the voting and non-voting common equity of Mesa Laboratories Inc. held by non-affiliates (assuming, for this purpose, that all directors, officers and owners of 5% or more of the registrant’s common stock are deemed affiliates) computed by reference to the price at which the common equity was last sold ($114.36 per share) was $248,044,000.

The number of outstanding shares of the Issuer’s common stock as of May 31, 2017 was 3,737,380.

Table of Contents

Forward Looking Statements

Forward-Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," “estimate,” "expect," "project," "anticipate," "intend," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to, those described in Part I, "Item 1A. Risk Factors" and elsewhere in this report and those described from time to time in our future reports to be filed with the Securities and Exchange Commission.

Part I

Item 1. Business

Introduction

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across nine physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Our Lakewood, Colorado, and Butler, New Jersey, facilities manufacture our Instruments Division products which include the DataTrace®, DialyGuard®, DryCal®, Torqo®, SureTorque® and BGI brands. Our Omaha, Nebraska, and Bozeman, Montana locations manufacture our Biological Indicators Division products which include the Mesa, PCD® and Apex® brands, while our Lakewood, Colorado, facility also manufactures our Cold Chain Monitoring Division products which include CheckPoint®, AmegaView, ViewPoint® and FreshLoc brands. Our Traverse City, Michigan facility provides sterility assurance testing services to dental offices in the United States and Canada. Our Markham, Ontario facility manufactures our Mesa brand real time monitoring solutions and outsources the manufacture of our TempTrust® brand of packaging materials.

Our philosophy is to manufacture exceptional quality products and provide a high level of on-going service for those products. Our revenues come from two main sources – product sales and services. Our strategic goals involve continuing to grow revenues and profits through three key strategies – a) improving our commercial (vs distribution) channels, b) introducing new products to the market, and c) seeking out companies or product lines to acquire.

Acquisitions

Year Ended March 31, 2017 Acquisitions

During the year ended March 31, 2017, we completed the following six acquisitions:

In November 2016, we completed a business combination (the “Mydent Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Mydent International Corp’s business segment associated with biological indicator mail-in testing services to the dental market in the United States;

In November 2016, we completed a business combination (the “FreshLoc Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of the cold chain monitoring business of FreshLoc Technologies, Inc.;

In August 2016, we completed a business combination (the “Rapid Aid Acquisition”) whereby we acquired certain assets (consisting primarily of fixed assets) and certain liabilities of Rapid Aid Corp’s (“Rapid Aid”) business segment associated with the manufacture and sale of cold chain packaging gel products;

In July 2016, we completed a business combination (the “HANSAmed Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of HANSAmed Limited’s (“HANSAmed”) business segment associated with the distribution of our biological indicator products and mail-in testing services to the dental market in Canada;

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

In August 2015, we completed a business combination (the “North Bay Acquisition”) whereby we acquired substantially all of the assets (other than certain fixed assets) and certain liabilities of the dental sterilizer testing business of North Bay Bioscience, LLC (“North Bay”); and

In July 2015, we completed a business combination (the “Infitrak Acquisition”) whereby we acquired all of the common stock of 2396081 Ontario Inc. and its wholly owned operating subsidiary, Infitrak Inc. (collectively, “Infitrak”), a company whose business provides consulting, packaging and measuring solutions for cold chain applications.

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

In April 2014, we completed a business combination (the “BGI Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of BGI, Incorporated and BGI Instruments, Inc., (collectively, “BGI”), businesses focused on the sale of equipment used primarily for particulate air sampling; and

In April 2014, we completed a business combination (the “Amilabo Acquisition”) whereby we acquired all of the common stock of Amilabo SAS (“Amilabo”), a distributor of our biological indicator products.

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

Medical Meters and Calibration Solutions

Our medical meters are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine. Each measures some combination of temperature, pressure, pH and conductivity to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the patient, physician or technician uses to verify that the dialysis machine is working within prescribed limits and delivering properly prepared dialysate. We manufacture two styles of medical meters; those designed for use by dialysis machine manufacturers and biomedical technicians, and those used primarily by dialysis nurses. The meters for technicians are characterized by exceptional accuracy, stability and flexibility, and are used by the industry as the primary standard for the calibration of dialysis machines. The meters designed for use by dialysis nurses are known primarily for their ease of use and incorporate a previously patented, built-in syringe sampling system. These meters are used as the final quality control check on the dialysate just prior to starting a treatment. In addition to the dialysate meters, we market a line of standard solutions for use in dialysis clinics for calibration of our meters. These standard solutions are regularly consumed by the dialysis clinics; thus, along with calibration services, are less impacted by general economic conditions than instrument sales. Customers that utilize these products include dialysis facilities, medical device manufacturers and biomedical service companies.

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

Our biological indicators are distinguished in the marketplace by their high level of quality, consistency and flexibility. A variety of different formats allows our biological indicators to be used in many different types of processes and products. For example, the simple spore strips are used most often in the small table-top steam sterilizers in dental offices, while a more complex self-contained biological indicator, either with or without a PCD, may be used by a medical device manufacturer to assure the sterility in a complex ethylene oxide sterilization process. In either case, the number of spores contained on the carrier and the resistance of the spores to the sterilization process must be well characterized in order to accurately assess the effectiveness of sterilization. During manufacturing, extensive quality control steps are used to ensure that the microorganism spores are well characterized and their resistance is known following placement on the target carrier.

Cold Chain Monitoring Division

Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained. Cold chain monitoring systems are used in controlled environments such as refrigerators, freezers, warehouses, laboratory incubators, clean rooms and a number of other settings. The cold chain monitoring systems consist of wireless sensors that are placed in controlled environments, hardware modules to receive the wireless data, and various software programs to collect, store and process the data. Our systems are designed to operate continuously, providing data around the clock, 365 days per year. A critical function of our systems is the ability to provide local alarms and notifications via e-mail, text or telephone, in the case where established environmental conditions are exceeded. Key markets for our cold chain monitoring systems are hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

Among the important competitive differentiators for our cold chain monitoring systems are 1) their high degree of reliability and up-time; 2) a large variety of sensor types to meet the needs of most applications; 3) a large, distributed installation and service team; and 4) a full-featured and validated software program, providing extensive reporting and alarm capability. An important aspect of our cold chain monitoring business is the ability to provide post-installation service and support. For most systems, annual re-calibration of each sensor is required, and we provide this service through our large, dedicated service organization.

Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our compliance services help customers validate the effectiveness of their cold chain and our monitoring systems record temperature during shipment and provide alarms in case of temperature excursions throughout a cold chain, from point of manufacture or collection, all the way to point of use.

Cold Chain Packaging Division

Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport. We provide a full suite of products and services to help our customers meet the requirements of their Good Distribution Practices (“GDP”) regulations.

The competitive advantages of our Cold Chain Packaging Division include 1) our in-depth knowledge of cold chain characteristics and requirements, 2) packaging materials that are very durable and can control temperatures for up to 168 hours during transport, and 3) extensive package development and testing capability to help in the design and validation of custom packaging solutions.

Market Factors

Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Biological indicators and many of the packaging products of our Cold Chain Packaging Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products and cold chain monitoring products and systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and cold chain monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

Manufacturing

We conduct research, manufacturing and support of our Instruments Division products from our facilities in Lakewood, Colorado and Butler, New Jersey. Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release. The manufacture and support of our Cold Chain Monitoring Division systems are conducted from our facility in Lakewood, Colorado. Our cold chain monitoring systems are manufactured primarily by assembling the systems from purchased components and calibrating the sensors, either at the factory or at the point of installation at the customer’s facility. Facilities in Bozeman, Montana, Omaha, Nebraska and Traverse City, Michigan are used for the Biological Indicators Division. Our biological indicator products are manufactured by growing microbiological spores from raw materials, forming the finished products and testing the finished biological indicators using established quality control tests. Our dental sterilizer testing products are assembled into kits containing BI spore strips and our microbiological laboratory tests these kits when they are returned to us to determine the effectiveness of our customer’s sterilization process. Our Cold chain monitoring products are manufactured in our Lakewood, Colorado and Markham, Canada facilities primarily by assembling the systems from purchased components and calibrating the sensors, while our packaging products are manufactured by third party suppliers.

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

Marketing and Distribution

Domestically, we generate sales to end users through our sales and marketing staff and distributors. We use approximately 260 distributors throughout Europe, Africa, Asia, South America, Australia, Canada and Central America for international sales and distribution. Sales promotions include trade shows, direct mail campaigns, internet and other digital forms of advertising.

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

Our Cold Chain Monitoring Division marketing focuses on providing quality systems to our customers that monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained. Customers include hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments.

Our Cold Chain Packaging Division marketing effort is focused on providing packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport. Customers primarily include pharmaceutical manufacturers and distribution companies.

Our Cold Chain Divisions marketing focuses on being the “one stop shop” for all of our customers’ cold chain requirements. While competitors can provide one or two products or services, our cold chain offering provides all of our customers’ needs, including package design, validation, packaging materials, and complete monitoring solutions.

As of and for the years ended March 31, 2017, 2016 and 2015, no individual customer represented more than 10% of our accounts receivable or revenues.

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

Companies with which our Instruments Division products compete include the Myron L Company, IBP Medical GmbH, Amphenol Corporation, Ellab, TMI Orion, Fortive Corporation, Thermo Fisher Scientific, Inc., Mecmesin, Steinfurth, Met One Instruments, Inc. and Tisch Environmental. Our Biological Indicators Division products compete with 3M, Terragene, Crosstex and Steris, among others. Our Cold Chain Monitoring Division systems compete with Rees Scientific Corporation, Amphenol Corporation and Cooper-Atkins, among others. Our Cold Chain Packaging Division products compete with Sonoco Thermosafe, Cold Chain Technologies, Inc., Pelican Biothermal LLC and Cryopak.

Research and Development

We are committed to an active research and development program dedicated to innovating new products and improving the quality and performance of our existing products. We spent $4,157,000, $4,976,000 and $3,800,000 for the years ended March 31, 2017, 2016 and 2015, respectively, on research and development activities, including amounts capitalized as intangible assets and construction-in-progress. Amounts capitalized, which relate primarily to the development of Cold Chain Monitoring products, were $0, $1,004,000 and $506,000 for the years ended March 31, 2017, 2016 and 2015, respectively.

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

Employees

On March 31, 2017, we had 381 employees, of which 186 are employed for manufacturing and quality assurance, 29 for research and development and engineering, 121 for sales and marketing, and 45 for administration.

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

Our business is sensitive to general economic conditions. Slower global economic growth, actual or anticipated default on sovereign debt, volatility in the currency and credit markets, high levels of unemployment or underemployment, reduced levels of capital expenditures, changes or anticipation of potential changes in government fiscal, tax, trade and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures and other challenges that affect the global economy adversely could affect us and our distributors, customers and suppliers, including having the effect of:

●	reducing demand for our products and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles;

●	increasing the difficulty in collecting accounts receivable and the risk of excess and obsolete inventories;

●	increasing price competition in our served markets;

●	supply interruptions, which could disrupt our ability to produce our products; and

●

increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations, which could increase the risks identified above.

If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and results of operations could be adversely affected.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distributors). Our quarterly results of operations depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which could adversely affect our results of operations and consolidated financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses, demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics, as well as product and economic cycles which can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, new product introductions, competition and customer inventory. Any of these factors could adversely affect our growth and results of operations in any given period.

We face competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share. Even if we compete effectively, we may be required to reduce prices for our products and services.

The markets for some of our current and potential products are competitive. Because of the range of products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors, including several that possess both larger sales forces and greater capital resources. In order to compete effectively, we must maintain longstanding relationships with major customers, continue to grow our business by establishing relationships with new customers, continually develop new products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrate new markets, including in developing countries and high growth markets. In addition, significant shifts in industry market share can occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industries. Our failure to compete effectively and/or pricing pressures resulting from competition may adversely impact our results of operations, and our expansion into new markets may result in greater-than-expected risks, liabilities and expenses.

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

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees.

Certain of our businesses are subject to extensive regulation by the U.S. FDA and by comparable agencies of other countries. Failure to comply with those regulations would likely adversely affect our reputation and consolidated financial statements

Certain of our products are medical devices and other products that are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions and by regulations governing radioactive or other hazardous materials. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained. Failure to comply with applicable regulations would likely adversely impact our results of operations.

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

As an important part of our business strategy, we acquire businesses, some of which may be material. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our results of operations:

●

any acquired business, technology, service or product could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable, or we could fail to make such business profitable;

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

Product defects and unanticipated use or inadequate disclosure with respect to our products or services could adversely affect our business, reputation and our results of operations.

Manufacturing or design defects in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, property damage or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can results in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.

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

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The impact of these factors may be substantially different from period to period. In addition, the amount of income taxes we pay is subject to ongoing audits by the U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as the audits described in our consolidated financial statements. Due to the potential for changes to tax laws (or changes to the interpretation thereof) and the ambiguity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements and other factors, our estimates of income tax assets or liabilities may differ from actual payments, assessments or receipts. If an audit results in payments or assessments different than our reserves, our future results may include unfavorable adjustments to our tax liabilities and our consolidated financial statements could be adversely affected. If we determine to repatriate earnings from foreign jurisdictions that have been considered permanently re-invested under existing accounting standards, it could also increase our effective tax rate. In addition, any significant change to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our consolidated financial statements.

Changes in tax law relating to multinational corporations could adversely affect our tax position.

Recent legislative proposals seek to limit the ability of foreign-owned corporation to deduct interest expense, tax the accumulated unrepatriated earnings of foreign subsidiaries of U.S. corporation, impose a minimum tax on the future offshore earning of U.S. multinational groups and make other changes in the taxation of multinational corporations. Additionally, the U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organisation for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting. As a result, the tax laws in the United States and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and consolidated financial statements.

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

We are subject to the possibility of a variety of litigation and other legal and regulatory proceedings incidental to our business, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Any of these lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and consolidated financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our consolidated financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our consolidated financial statements in any given period. We cannot make assurances that our liabilities in connection with litigation and other legal regulatory proceedings will not exceed our estimates or adversely affect our consolidated financial statements and/or reputation. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of March 31, 2017 will have a material effect on our consolidated financial statements.

We are utilizing variable rate financing.

As of June 5, 2017, we had $52,250,000 in outstanding indebtedness which bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.50%; or (2) the alternate base rate (“ABR”), which is the greater of JPMorgan’s prime rate or the federal funds effective rate or the overnight bank funding rate plus 0.5%. A change in interest rate market conditions could increase our interest costs in the future and may have an adverse effect on our results of operations.

Our indebtedness may limit our operations and our use of our cash flow, and any failure to comply with the covenants that apply to our indebtedness could adversely affect our liquidity and consolidated financial statements.

As of June 5, 2017, we had $52,250,000 in outstanding indebtedness and, based on the remaining availability under our Credit Facility, we have the ability to incur an additional $47,500,000 of indebtedness. Our debt level and related debt service obligations can have negative consequences, including (1) requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, which would reduce the funds we would have available for other purposes such as acquisitions and capital investment; (2) reducing our flexibility in planning for or reacting to changes in our business and market conditions; and (3) exposing us to interest rate risk since our debt obligations are at variable rates. We may incur significantly more debt in the future, particularly to finance acquisitions.

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

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, public health crisis, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us fully against losses.

Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, key distributors and other channel partners could adversely affect our consolidated financial statements.

Certain of our businesses sell a significant amount of their products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and consolidated financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also negatively impact our results of operations in any given period.

A significant disruption in, or breach in security of, our information technology systems or violation of data privacy laws could adversely affect our business, reputation and consolidated financial statements.

We rely on information technology systems, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. These systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. In addition, security breaches of our systems (or the systems of our customers, suppliers or other business partners) could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer and business partner relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business and consolidated financial statements.

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

Location	Operations	Square Feet
Lakewood, Colorado	Instruments, Cold Chain Monitoring and Corporate Headquarters	44,000	Owned
Lakewood, Colorado	Corporate administration	9,000	Leased
Butler, New Jersey	Instruments	20,000	Leased
Bozeman, Montana	Biological Indicators	129,000	Owned
Omaha, Nebraska	Biological Indicators	23,000	Owned
Berlin, New Jersey	Cold Chain Monitoring	2,000	Leased
Traverse City, Michigan	Biological Indicators	13,000	Leased
Addison, Texas	Cold Chain Monitoring	2,000	Leased
Chassieu, France	Biological Indicators	3,000	Leased
Markham, Canada	Cold Chain Packaging and Biological Indicators	8,000	Leased

Item 3. Legal Proceedings

None

Item 4. Mine Safety Disclosures

Not applicable

Part II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Market (“NASDAQ”) under the symbol "MLAB.”

The following table sets forth the high and low market prices per share for our common stock, as reported by NASDAQ, and dividend per share information:

Quarter Ended	High	Low	Dividends Per Share
June 30, 2016	$130.03	$92.83	$0.16
September 30, 2016	126.48	102.54	0.16
December 31, 2016	135.24	115.02	0.16
March 31, 2017	126.99	116.41	0.16

Quarter Ended	High	Low	Dividends Per Share
June 30, 2015	$92.80	$67.70	$0.16
September 30, 2015	126.05	86.55	0.16
December 31, 2015	119.54	89.71	0.16
March 31, 2016	106.00	77.00	0.16

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

As of March 31, 2017, there were 122 record holders of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

During the year ended March 31, 2017, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

We made the following repurchases of our common stock, by month, within the fourth quarter of the year covered by this report:

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares Able to Purchase Under Plan
January 1 – 31, 2017	--	--	162,486	137,514
February 1 – 28, 2017	--	--	162,486	137,514
March 1 – 31, 2017	--	--	162,486	137,514
Total	--	--

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

We have certain equity compensation plans, all of which were approved by our shareholders. As of March 31, 2017, 510,361 shares of common stock may be issued upon exercise of outstanding options, with a weighted-average exercise price of $75.78 and 822,781 shares are available for future issuance under the plans. Please see notes contained in “Item 8. Financial Statements and Supplementary Data” of this report for additional details.

Set forth below is a line graph comparing, for the period March 31, 2012 through March 31, 2017, the cumulative total shareholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index and (b) a self-selected peer group, comprised of the following companies: Danaher Corp., ARCA Biopharma, Inc., Steris Corp., MOCON Inc., Utah Medical Products, Inc., Cantel Medical Corp., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors Inc., Rudolph Technologies Inc., and Measurement Specialties Inc. The graph shows the value at March 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and financial statements and notes thereto contained in “Item 8. Financial Statements and Supplementary Data” of this report.

(In thousands, except per share data)	As of and for The Year Ended March 31,
	2017	2016	2015	2014	2013
Cash and cash equivalents	$5,820	$5,695	$2,034	$5,575	$4,006
Working capital	$19,218	$13,215	$14,965	$16,351	$14,793

Average return on:
Stockholder investment (1)	12%	14%	14%	15%	17%
Assets	7%	8%	9%	11%	14%
Invested capital (2)	8%	10%	11%	13%	18%

Revenues	$93,665	$84,659	$71,330	$52,724	$46,435

Gross profit	$53,239	$51,413	$43,392	$31,688	$28,862
Gross profit margin	57%	61%	61%	60%	62%

Operating income	$16,313	$16,323	$15,864	$11,785	$13,104
Operating income margin	17%	19%	22%	22%	28%
Net income	$11,183	$11,169	$9,583	$9,000	$8,450
Net income margin	12%	13%	13%	17%	18%

Net income per diluted share	$2.91	$2.97	$2.63	$2.49	$2.35

Adjusted net income (3)	$16,228	$15,324	$12,502	$11,046	$10,144

Adjusted net income per diluted share	$4.22	$4.08	$3.43	$3.06	$2.82

Average return on:
Adjusted invested capital (4)	12%	13%	14%	16%	21%

(1)	Average return on stockholder investment is calculated by dividing total net income by the average of end and beginning of year total stockholders’ equity.
(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and cash equivalents) is calculated by dividing total net income by the average of end and beginning of year invested capital.
(3)	Adjusted net income is defined to exclude the non-cash impact of amortization of intangible assets, net of tax. The tax effect is calculated using the average corporate rate for that year multiplied by the amortization.
(4)	Adjusted invested capital is a non-GAAP measure which substitutes adjusted net income for net income in the average return on invested capital calculation (2).

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

The following table sets forth our reconciliation of adjusted net income, a non-GAAP measure:

(In thousands)	Year Ended March 31,
	2017	2016	2015	2014	2013
Net income	$11,183	$11,169	$9,583	$9,000	$8,450
Amortization of intangible assets, net of tax	5,045	4,155	2,919	2,046	1,694
Adjusted net income	$16,228	$15,324	$12,502	$11,046	$10,144

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across nine physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Year Ended March 31, 2017 Acquisitions

During the year ended March 31, 2017, we completed the following six acquisitions (the “2017 Acquisitions”):

In November 2016, we completed the Mydent Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Mydent International Corp’s business segment associated with biological indicator mail-in testing services to the dental market in the United States;

In November 2016, we completed the FreshLoc Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of the cold chain monitoring business of FreshLoc Technologies, Inc.;

In August 2016, we completed the Rapid Aid Acquisition whereby we acquired certain assets (consisting primarily of fixed assets) and certain liabilities of Rapid Aid’s” business segment associated with the manufacture and sale of cold chain packaging gel products;

In July 2016, we completed the HANSAmed Acquisition whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of HANSAmed’s business segment associated with the distribution of our biological indicator products and mail-in testing services to the dental market in Canada;

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

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions. During the year ended March 31, 2017, we continued to build our infrastructure to prepare for future growth, including the addition of key personnel to our operations, sales and marketing, research and development, and finance teams and the successful rollout of phase two of our ERP implementation project.

The markets for our biological indicators and cold chain packaging products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes.

In general, our instruments products and cold chain services and monitoring systems are impacted more by general economic conditions than our biological indicator and cold chain packaging products. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. However, demand for our instruments products and cold chain services and monitoring systems remains strong and we strive to continue to grow revenues going forward.

We are working on several research and development projects that, if completed, may result in new products for both existing customers and new markets. We are hopeful that all of our divisions will have new products available for sale in the coming year.

Overall organic revenues growth for the year ended March 31, 2017 was five percent resulting from organic increases of seven and 85 percent from Biological Indicators and Cold Chain Packaging, respectively, partially offset by decreases of four and two percent for Instruments and Cold Chain Monitoring, respectively.

Results of Operations

As of March 31, 2016, our four operating segments were Biological Indicators, Instruments, Continuous Monitoring and Cold Chain. Effective April 1, 2016 we renamed our Continuous Monitoring and Cold Chain operating segments to Cold Chain Monitoring and Cold Chain Packaging, respectively. In addition, we transferred certain of the Cold Chain monitoring and other services to our Cold Chain Monitoring operating segment (historically included in our Cold Chain operating segment) to align with the information being used by the chief decision maker of the Company. Accordingly, all prior year segment information presented herein has been adjusted to reflect this change in our organizational structure.

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying consolidated financial statements and the notes thereto appearing elsewhere in “Item 8. Financial Statements and Supplementary Data” (in thousands, except percent data):

	Year Ended March 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	Change	Percent Change	Change	Percent Change
Revenues	$93,665	$84,659	$71,330	$9,006	11%	$13,329	19%
Cost of revenues	40,426	33,246	27,938	7,180	22%	5,308	19%
Gross profit	$53,239	$51,413	$43,392	$1,826	4%	$8,021	18%

Gross profit margin	57%	61%	61%	(4)%		--%

Operating Expenses:
Selling	$9,955	$7,500	$7,176	$2,455	33%	$324	5%
General and administrative	22,814	23,618	17,058	(804)	(3)%	6,560	38%
Research and development	4,157	3,972	3,294	185	5%	678	21%
	$36,926	$35,090	$27,528	$1,836	5%	$7,562	27%

Operating income	$16,313	$16,323	$15,864	$(10)	--%	$459	3%
Net income	$11,183	$11,169	$9,583	$14	--%	$1,586	17%
Net income margin	12%	13%	13%	(1)%		--%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Year Ended March 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	Change	Percent Change	Change	Percent Change
Biological Indicators
Product	$32,195	$30,348	$26,330	$1,847	6%	$4,018	15%
Service	6,440	3,301	1,060	3,139	95%	2,241	211%
	38,635	33,649	27,390	4,986	15%	6,529	23%
Instruments
Product	25,152	25,957	26,789	(805)	(3)%	(832)	(3)%
Service	9,253	9,735	6,265	(482)	(5)%	3,470	55%
	34,405	35,692	33,054	(1,287)	(4)%	2,638	8%
Cold Chain Monitoring
Product	6,916	6,508	5,791	408	6%	717	12%
Service	5,668	5,058	5,095	610	12%	(37)	(1)%
	12,584	11,566	10,886	1,018	9%	680	6%
Cold Chain Packaging
Product	6,792	3,461	--	3,331	96%	3,461	100%
Service	1,249	291	--	958	329%	291	100%
	8,041	3,752	--	4,289	114%	3,752	100%
Total	$93,665	$84,659	$71,330	$9,006	11%	$13,329	19%

Year ended March 31, 2017 versus March 31, 2016

Biological Indicators revenues increased as a result of the North Bay, October 2015 European BI Distributor, January 2016 European BI Distributor, Pulse, ATS, HANSAmed and Mydent Acquisitions, and organic growth of seven percent which was achieved through existing customers, expansion into new markets and price increases.

Instruments revenues decreased by four percent. The decrease was due primarily to the impact of a large one-time order during the year ended March 31, 2016 that was not replicated during the year ended March 31, 2017 and the timing of other orders related to the same product being accelerated into the fourth quarter of the year ended March 31, 2016 which resulted in lower orders for this same product during the first quarter of the year ended March 31, 2017. We believe that the revenues recorded for the Instruments segment for the year ended March 31, 2017 to be closer to a normal run rate than those recorded for the year ended March 31, 2016.

Cold Chain Monitoring revenues increased as a result of the FreshLoc Acquisition, partially offset by an organic decrease of two percent.

Cold Chain packaging revenues increased primarily due to organic growth of 85 percent which was achieved through existing and new customers. While we anticipate this segment to continue to grow organically, it is unlikely that it will grow at the same rate during the year ending March 31, 2018.

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

Cold Chain Monitoring revenues were essentially flat while Cold Chain Packaging revenues were $3,752,000 for the year ended March 31, 2016.

Gross Profit

The following table summarizes our gross profit by operating segment (in thousands, except percent data):

	Year Ended March 31,			2017 vs 2016		2016 vs 2015
	2017	2016	2015	Change	Percent Change	Change	Percent Change
Biological Indicators	$25,674	$22,205	$17,142	$3,469	16%	$5,063	30%
Gross profit margin	66%	66%	63%	--%		3%

Instruments	$21,037	$23,223	$20,763	$(2,186)	(9)%	$2,460	12%
Gross profit margin	61%	65%	63%	(4)%		2%

Cold Chain Monitoring	$4,557	$4,201	$5,487	$356	8%	$(1,286)	(23)%
Gross profit margin	36%	36%	50%	--%		(14)%

Cold Chain Packaging	$1,971	$1,784	$--	$187	10%	$1,784	100%
Gross profit margin	25%	48%	--%	(23)%		--%
Total gross profit	$53,239	$51,413	$43,392	$1,826	4%	$8,021	18%
Gross profit margin	57%	61%	61%	(4)%		--%

Year ended March 31, 2017 versus March 31, 2016

Biological Indicators gross profit margin percentage was flat as compared to the year ended March 31, 2016. Included in the gross profit margin are $725,000 of relocation costs (see Liquidity and Capital Resources for additional discussion) that decreased the gross margin percentage for biological indicators by two percentage points. In addition, after the completion of the North Bay Acquisition, we were contractually committed to purchase from a third party a significant portion of the BI’s that were used in the acquired North Bay dental sterilizer testing business which negatively impacted our gross margin percentage. The contractual commitment gradually decreased each quarter after the acquisition and was completed during the three months ended December 31, 2016. Each quarterly decrease in these purchases allowed for the additional use of internally produced BI’s which resulted in greater gross margin percentages. We expect that this dynamic will positively impact the Biological Indicators gross margin percentage for the year ending March 31, 2018 but it will most likely be offset by additional relocation costs and incremental depreciation expense associated with the new Bozeman facility.

Instruments gross margin percentage decreased as a result of product and services mix and the loss of certain volume based efficiencies associated with the decrease in revenues in one product line (see Revenues for additional discussion).

Cold Chain Monitoring gross profit margin percentage was flat as compared to the year ended March 31, 2016. Gross profit margin percentage increased as a result of the product and service revenues mix along with the impact of the FreshLoc Acquisition but was offset by a $580,000 expense related to a reserve for slow moving inventory associated with a specific model of our cold chain monitoring sensors.

Cold Chain Packaging gross profit margin decreased primarily as a result of increased revenues from a large customer contract with higher than normal discount rates. We expect that our Cold Chain Packaging gross profit margin percentage will continue to be lower than the historical results of our other segments due to the nature of these products.

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

Cold Chain Monitoring gross profit margin percentage decreased primarily as a result of changes in product and service mix. In addition, the prior year gross margin percentage was positively impacted by the timing of revenue recognition on several larger installations that were one-time in nature. We have made substantial progress on our integration activities associated with this segment and we are now focused on cost reduction initiatives to streamline the operations and increase profitability. One of the critical components of our integration activities was to introduce a new system (consisting of both new software and hardware) which we believe will give us a competitive advantage in the marketplace. In addition to significant new features and functionality, we believe that the new system will reduce our costs (both from an installation and on-going maintenance perspective) which will lead to higher gross and operating margins. This system was originally planned to be rolled out during our year ended March 31, 2015. The software component of the system was completed in February 2016 but the remaining hardware component was not ready until the end of our third quarter ending December 31, 2016. We are hopeful that this new system will improve both our gross and operating income margins, however it is unclear as to how significant those improvements will be.

We expect that our Cold Chain Packaging gross profit margin percentage will continue to be lower than the historical results of our other segments due to the nature of our cold chain products.

Operating Expenses

The following table summarizes the change in our operating expenses (in thousands):

	Increase (Decrease)
	Year Ended March 31,
	2017 vs 2016	2016 vs 2015
Selling	$2,455	$324

General and administrative
ERP system implementation	(515)	748
Legal costs and litigation settlement	(1,718)	1,709
Amortization	667	1,121
Personnel	724	1,594
Professional services	10	230
Banking fees	129	120
Depreciation	279	245
Medical device excise tax	(245)	53
Acquisition costs	--	40
Administrative costs related to acquired entities	--	815
Sales tax accrual	--	(549)
Other, net	(135)	434
	(804)	6,560

Research and development	185	678

Operating expenses	$1,836	$7,562

Selling

Year ended March 31, 2017 versus March 31, 2016

Selling expense increased primarily due to additional personnel related to the 2017 and 2016 Acquisitions. As a percentage of revenues, selling expense was 11 percent as compared to nine percent in the prior year.

Included in the increase of selling expenses is $900,000 of U.S. Cold Chain Packaging sales personnel hired during the year ended March 31, 2017. We are continuing to make an investment to grow this division and are hopeful that increases in related revenues will continue to be realized during the year ending March 31, 2018.

Year ended March 31, 2016 versus March 31, 2015

Selling expense increased primarily due to additional personnel related to the 2016 and 2015 Acquisitions. As a percentage of revenues, selling expense decreased to nine percent as compared to 10 percent in the prior year.

General and Administrative

Year ended March 31, 2017 versus March 31, 2016

General and administrative expenses decreased primarily due to the prior year $1,709,000 charge related to the Amato Settlement and a decrease in ERP system implementation charges for the year ended March 31, 2017, partially offset by increases in amortization, personnel and depreciation costs for the year ended March 31, 2017.

Year ended March 31, 2016 versus March 31, 2015

General and administrative expenses increased primarily due to increased amortization, personnel and other administrative costs resulting from the 2016 and 2015 Acquisitions, increased spending on our ERP system implementation and a litigation settlement, partially offset by a decrease in sales tax accruals.

Research and Development

Year ended March 31, 2017 versus March 31, 2016

Research and development expenses were essentially flat.

Year ended March 31, 2016 versus March 31, 2015

Research and development expenses increased as a result of the addition of several new engineers to support existing and acquired businesses.

Other Expense, net

Other expense, net for the year ended March 31, 2017 is comprised primarily of interest expense associated with our Credit Facility and $450,000 related to an additional accrual for the PCD earn-out (see Liquidity and Capital Resources for additional discussion). Other expense, net for the year ended March 31, 2016 is comprised primarily of interest expense associated with our Credit Facility. Other expense, net for the year ended March 31, 2015 is comprised primarily of interest expense associated with our Credit Facility, partially offset by a $125,000 gain associated with the termination of a joint development project.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 33 to 35 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have and, in the future, may cause large fluctuations in our realized effective tax rate based on the timing, volume, and nature of stock options exercised under our share-based incentive program. Net income for the year ended March 31, 2017 was significantly impacted by $725,000 of relocation costs (see liquidity and capital resources), $450,000 in PCD earn-out accruals and a $580,000 expense related to a reserve for slow moving inventory in our Cold Chain Monitoring Division. Net income for the year ended March 31, 2016 was significantly impacted by the $1,709,000 Amato Settlement. Otherwise, net income for the years ended March 31, 2017, 2016 and 2015 varied with the changes in revenues, gross profit and operating expenses (which includes $6,450,000, $5,787,000 and $4,675,000 of non-cash amortization of intangible assets, respectively).

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

Due to continued organic and acquisition related growth, we have outgrown the capacity of our current building in Bozeman, Montana and as a result, we built a new facility in the same general area. Construction began in July 2015 and we began to move employees into the facility beginning April 2017. We spent $6,711,000 on the development of the building and the related land prior to this year and spent $9,632,000 during the year ended March 31, 2017, which is included in property, plant and equipment, net on the accompanying consolidated balance sheets. While the building is now functional and in use, there are several items that still need to be completed. We estimate that this work (estimated to cost $1,000,000) will be completed during the first two quarters of our year ending March 31, 2018.

In August 2016, we announced that we plan to shut down both our Omaha and Traverse City Biological Indicator manufacturing facilities and relocate those operations to the new Bozeman building. The move of these two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by the end of our year ending March 31, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017 and is reflected in cost of revenues in the accompanying consolidated statements of income (other than $45,000 which is included in general and administrative). After the completion of the relocation of all three facilities, we estimate that the annual savings will be approximately $600,000. In addition, after completing the move of the old Bozeman and the Omaha facilities, we expect to be able to sell those buildings for approximately $3,000,000 to $4,000,000 to partially offset the cost of the new Bozeman building.

During the year ended March 31, 2016, we completed the implementation of a new ERP system which required a significant amount of cash. We incurred approximately $2,100,000 of expense associated with this project of which approximately $1,400,000 was incurred during the year ended March 31, 2016. On a go forward basis, we expect our annual operating costs for our ERP system to be approximately $450,000 plus any costs necessary for additional projects and enhancements.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $19,218,000 and $13,215,000, respectively, at March 31, 2017 and 2016.

On March 1, 2017, we entered into a five-year agreement (the “Credit Facility”) for a $80,000,000 revolving line of credit (“Line of Credit”), a $20,000,000 term loan (“Term Loan”) and up to $2,500,000 of letters of credit with a banking syndicate comprised of four banks. In addition, the Credit Facility provides a post-closing accordion feature which allows the Company to request to increase the Line of Credit or Term Loan up to an additional $100,000,000.

Line of Credit and Term Loan indebtedness bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.50%; or (2) the alternate base rate (“ABR”), which is the greater of JPMorgan’s prime rate or the federal funds effective rate or the overnight bank funding rate plus 0.5%. We elect the interest rate with each borrowing under the line of credit. In addition, there is an unused line fee of 0.15% to 0.35%. Letter of credit fees are based on the applicable LIBOR rate.

The Term Loan requires 20 quarterly principal payments (the first due date was March 31, 2017) in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0.

As of June 5, 2017, we had $52,250,000 in outstanding indebtedness and unused capacity under our Credit Facility of $47,500,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased are canceled and repurchases are made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through March 31, 2017.

We have paid regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2017	2016	2015
First quarter	$0.16	$0.16	$0.15
Second quarter	0.16	0.16	0.15
Third quarter	0.16	0.16	0.16
Fourth quarter	0.16	0.16	0.16

In April 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2017, to shareholders of record at the close of business on May 31, 2017.

Cash Flow – Operating, investing and financing activities were as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Net cash provided by operating activities	$7,750	$16,903	$10,816
Net cash used in investing activities	(18,405)	(31,840)	(23,371)
Net cash provided by financing activities	10,708	18,620	9,072

Net cash provided by operating activities for the year ended March 31, 2017 decreased primarily due to the payment of $9,554,000 in contingent consideration and $3,066,000 in accrued salaries, taxes and various other accrued expenses, partially offset by increases in collections of accounts receivable of $994,000. Net cash provided by operating activities for the year ended March 31, 2016 increased primarily due to the efficient management of working capital. Net cash provided by operating activities for the year ended March 31, 2015 decreased primarily due to increases in accounts receivable and inventories resulting from the 2014 and 2015 Acquisitions, decreases in unearned revenues and the payment of accrued liabilities and taxes payable, partially offset by decreases in payments of accounts payable and increases in net income and depreciation and amortization.

Net cash used in investing activities for the year ended March 31, 2017 resulted from $6,800,000 associated with the 2017 Acquisitions and the purchase of $11,605,000 of property, plant and equipment. Net cash used in investing activities for the year ended March 31, 2016 resulted from $24,111,000 associated with the 2016 Acquisitions and the purchase of $7,729,000 of property, plant and equipment. Net cash used in investing activities for the year ended March 31, 2015 resulted from $20,543,000 associated with the 2015 Acquisitions and the purchase of $2,828,000 of property, plant and equipment.

Net cash provided by financing activities for the year ended March 31, 2017 resulted from borrowings under our Credit Facility of $66,550,000 and proceeds from the exercise of stock options of $3,513,000, partially offset by the repayment of debt of $57,000,000 and the payment of dividends of $2,355,000. Net cash provided by financing activities for the year ended March 31, 2016 resulted from borrowings under our Credit Facility of $25,000,000 and proceeds from the exercise of stock options of $1,923,000, partially offset by the repayment of debt of $6,000,000 and the payment of dividends of $2,303,000. Net cash provided by financing activities for the year ended March 31, 2015 resulted from borrowings under our Credit Facility of $23,000,000 and proceeds from the exercise of stock options of $1,504,000, partially offset by the repayment of debt of $13,250,000 and the payment of dividends of $2,182,000.

At March 31, 2017, we had contractual obligations for open purchase orders of $4,480,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the Infitrak Agreement, we were required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition met certain levels. The potential undiscounted consideration payable ranged from $0 to $15,000,000 CDN and was based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 of contingent consideration payable which represented our best estimate of the then current fair value of the amount that would ultimately be paid. Any changes to the contingent consideration ultimately paid would have resulted in additional income or expense in our consolidated statements of income.

In July 2016, we made the first Earn-Out payment in the amount of $6,000,000 CDN ($4,594,000). In March 2017, we agreed to settle the remaining earn-out obligation (which was originally due in the second quarter of our year ending March 31, 2018) early by making a payment of $6,000,000 CDN ($4,558,000).

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period). Since the initial payment, the revenues have significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which is included in other expense, net in our consolidated statements of income for the year ended March 31, 2017). We paid an additional $450,000 of the contingent consideration in our third quarter ended December 31, 2016. The remaining contingent consideration amount is also subject to modification at the end of the third year of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

In October 2015, we entered into the Amato Settlement (for additional discussion, please see Note 13 of Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data”) whereby we paid Amato $3,165,000. In exchange, Amato agreed to dismiss the complaint, release Mesa of any and all claims by Amega and Amato, and relieve us of any future payment obligation under the Amega Earn-Out. Insurance covered $415,000 of the settlement payment and we had $1,041,000 accrued on our consolidated balance sheet remaining from the original hold back and contingent consideration payable. The remaining $1,709,000 was recorded as general and administrative expense in the accompanying consolidated statements of income for the year ended March 31, 2016.

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

Inventories

Inventories are stated at the lower of cost or market, using the weighted average method to determine cost. We evaluate labor and overhead costs annually, unless specific circumstances necessitate a mid-year evaluation for specific items. Our work in process and finished goods inventory includes raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. Our biological indicator inventory is tracked by lot number thus labor is generally based on actual hours.

We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary. Throughout the year, we perform various physical cycle count procedures on our inventories and we estimate and maintain an inventory reserve, as needed, for such matters as obsolete inventory, shrink and scrap. This reserve may fluctuate as our assumptions change due to new information, discrete events, or changes in our business, such as entering new markets or discontinuing a specific product.

Recoverability of Long-lived Assets

For property, plant and equipment, and intangible assets subject to amortization, recoverability and/or impairment tests are required only when conditions exist that indicate the carrying value may not be recoverable. We monitor the same conditions for our goodwill, but an annual evaluation is required.

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

We did not record any impairment charges for the years ended March 31, 2017, 2016 or 2015. If actual results are not consistent with our assumptions and estimates, or our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Purchase Accounting for Acquisitions

We apply the acquisition method of accounting for a business combination. In general, this methodology requires companies to record assets acquired and liabilities assumed at their respective fair values at the date of acquisition. Any amount of the purchase price paid that is in excess of the estimated fair value of the net assets acquired is recorded as goodwill. For certain acquisitions, we also record a liability for contingent consideration based on estimated future business performance. We monitor our assumptions surrounding these estimated future cash flows and, if there is a significant change, would record an adjustment to the contingent consideration liability and a corresponding adjustment to either income or expense.

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

Recent Accounting Standards and Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning April 1, 2018.

We plan to adopt ASU 2014-09 and its amendments on a modified retrospective basis and are continuing to assess all future impacts of the guidance by reviewing our current contracts with customers to identify potential differences that could result from applying the new guidance. Based on our preliminary review, we expect that the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements. As we complete our overall assessment, we are evaluating our accounting policies and practices, business processes, systems and controls to determine if changes are necessary to support the new revenue recognition and disclosure requirements. Our assessment will be completed during the year ending March 31, 2018.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified which eliminates the requirement to restate prior period financial statements. The ASU requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. Due to the historical nature and volume of our acquisitions, we elected to early adopt this ASU during the year ended March 31, 2016 and there was no impact to our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), as part of its simplification initiative, which affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The ASU was effective for our fiscal year ending March 31, 2018 using either the prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, we elected to early adopt and prospectively apply the provisions of this amendment as of April 1, 2015.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and we have elected to early adopt ASU 2017-04 effective April 1, 2017. We do not anticipate that the adoption will have a significant impact on our consolidated financial statements.

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

As of March 31, 2017, we have no obligations or interests which qualify as off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2017, our contractual obligations, including payments due by period, are as follows (in thousands):

		Payments Due For Years Ending March 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Purchase Commitments	$4,978	$4,480	$498	$--	$--
Line of Credit	35,500	--	--	35,500	--
Term loan	19,750	1,125	3,750	14,875	--
Other	708	406	287	14	--
Total	$60,936	$6,011	$4,535	$50,389	$--

Our purchase commitments consist primarily of open purchase orders, which we have established to take advantage of volume discounts for materials and to ensure a reliable supply of critical parts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

We are subject to interest rate volatility with regard to existing and future issuances of debt, as our current credit facility is variable-rate. Based on annualized variable-rate debt for the year ended March 31, 2017, a one percentage point increase in interest rates would have increased interest expense by $500,000.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Mesa Laboratories, Inc.

Lakewood, Colorado

We have audited the accompanying consolidated balance sheets of Mesa Laboratories, Inc. and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2017. We have also audited the Company’s internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control over financial reporting based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mesa Laboratories, Inc. and subsidiaries as of March 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three-year period ended March 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ EKS&H LLLP

June 7, 2017

Denver, Colorado

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$5,820	$5,695
Accounts receivable, less allowances of $252 and $375, respectively	14,319	15,313
Inventories, net	13,873	14,017
Prepaid expenses and other	1,773	943
Deferred income taxes	--	1,218
Total current assets	35,785	37,186

Property, plant and equipment, net	26,002	16,628
Intangibles, net	37,790	40,797
Goodwill	72,156	66,137
Total assets	$171,733	$160,748

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,168	$2,823
Accrued salaries and payroll taxes	4,350	5,040
Unearned revenues	4,117	3,026
Current portion of contingent consideration	1,294	4,757
Other accrued expenses	2,999	3,085
Income taxes payable	514	2,240
Current portion of long-term debt	1,125	3,000
Total current liabilities	16,567	23,971

Deferred income taxes	3,554	5,419
Long-term debt, net of debt issuance costs and current portion	53,675	42,250
Contingent consideration	116	4,430
Total liabilities	73,912	76,070

Commitments and Contingencies (Note 13)	--	--

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,727,704 shares (March 31, 2017) and 3,637,273 shares (March 31, 2016)	25,925	21,001
Retained earnings	73,656	64,828
Accumulated other comprehensive loss	(1,760)	(1,151)
Total stockholders’ equity	97,821	84,678
Total liabilities and stockholders’ equity	$171,733	$160,748

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended March 31,
	2017	2016	2015

Revenues
Product	$71,055	$66,274	$58,910
Service	22,610	18,385	12,420
Total revenues	93,665	84,659	71,330

Cost of revenues
Cost of products	26,548	26,957	23,128
Cost of services	13,878	6,289	4,810
Total cost of revenues	40,426	33,246	27,938
Gross profit	53,239	51,413	43,392

Operating expenses
Selling	9,955	7,500	7,176
General and administrative	22,814	23,618	17,058
Research and development	4,157	3,972	3,294
Total operating expenses	36,926	35,090	27,528

Operating income	16,313	16,323	15,864
Other expense, net	2,017	768	517

Earnings before income taxes	14,296	15,555	15,347

Income taxes	3,113	4,386	5,764
Net income	$11,183	$11,169	$9,583

Net income per share:
Basic	$3.04	$3.10	$2.72
Diluted	2.91	2.97	2.63

Weighted average common shares outstanding:
Basic	3,679	3,605	3,521
Diluted	3,844	3,757	3,650

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive Income

 (In thousands except per share data)

	Year Ended March 31,
	2017	2016	2015

Net Income	$11,183	$11,169	$9,583

Other comprehensive loss, net of tax:
Foreign currency translation	(609)	(917)	(234)

Total comprehensive income	$10,574	$10,252	$9,349

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Employee Loans	Retained Earnings	Accumulated Other Comprehensive Loss	Total
March 31, 2014	3,490,628	$15,796	$(24)	$48,561	$--	$64,333

Common stock issued for conversion of stock options net of 11,266 shares returned as payment	70,912	1,504	--	--	--	1,504
Purchase and retirement of common stock	--	(28)	24	--	--	(4)
Dividends paid	--	--	--	(2,182)	--	(2,182)
Stock-based compensation	--	993	--	--	--	993
Tax impact on exercise of stock options	--	(514)	--	--	--	(514)
Foreign currency translation	--	--	--	--	(234)	(234)
Net income	--	--	--	9,583	--	9,583
March 31, 2015	3,561,540	17,751	--	55,962	(234)	73,479

Common stock issued for conversion of stock options net of 13,491 shares returned as payment	75,733	1,923	--	--	--	1,923
Dividends paid	--	--	--	(2,303)	--	(2,303)
Stock-based compensation	--	1,327	--	--	--	1,327
Foreign currency translation	--	--	--	--	(917)	(917)
Net income	--	--	--	11,169	--	11,169
March 31, 2016	3,637,273	21,001	--	64,828	(1,151)	84,678

Common stock issued for conversion of stock options net of 13,964 shares returned as payment	90,431	3,513	--	--	--	3,513
Dividends paid	--	--	--	(2,355)	--	(2,355)
Stock-based compensation	--	1,411	--	--	--	1,411
Foreign currency translation	--	--	--	--	(609)	(609)
Net income	--	--	--	11,183	--	11,183
March 31, 2017	3,727,704	$25,925	$--	$73,656	$(1,760)	$97,821

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$11,183	$11,169	$9,583
Depreciation and amortization	8,737	7,174	5,656
Gain on dispositions, net	--	--	16
Deferred income taxes	(630)	(807)	450
Stock-based compensation	1,411	1,327	993
Foreign currency adjustments	93	53	(176)
Change in assets and liabilities, net of effects of acquisitions and dispositions
Accounts receivable, net	994	(1,958)	(2,291)
Inventories, net	295	(1,202)	(3,164)
Prepaid expenses and other	(830)	391	772
Accounts payable	(655)	(150)	410
Accrued liabilities and taxes payable	(3,066)	2,865	(861)
Unearned revenues	(228)	99	(572)
Contingent consideration	(9,554)	(2,058)	--
Net cash provided by operating activities	7,750	16,903	10,816

Cash flows from investing activities:
Acquisitions	(6,800)	(24,111)	(20,543)
Purchases of property, plant and equipment	(11,605)	(7,729)	(2,828)
Net cash used in investing activities	(18,405)	(31,840)	(23,371)

Cash flow from financing activities:
Proceeds from the issuance of debt	66,550	25,000	23,000
Payments on debt	(57,000)	(6,000)	(13,250)
Dividends	(2,355)	(2,303)	(2,182)
Proceeds from the exercise of stock options	3,513	1,923	1,504
Net cash provided by financing activities	10,708	18,620	9,072

Effect of exchange rate changes on cash and cash equivalents	72	(22)	(58)

Net increase (decrease) in cash and cash equivalents	125	3,661	(3,541)
Cash and cash equivalents at beginning of year	5,695	2,034	5,575
Cash and cash equivalents at end of year	$5,820	$5,695	$2,034

Cash paid during the year for:
Income taxes	$5,605	$3,951	$3,345
Interest	1,384	848	499

Supplemental non-cash activity:
Repayment of employee loans for stock options	$--	$--	$24
Contingent consideration as part of an acquisition	1,822	9,271	412

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Consolidated Financial Statements

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are actually conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across nine physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in connection with the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and a number of other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Unearned Revenues

Certain of our products have associated annual service contracts whereby we provide repair, technical support and various other analytical or maintenance services. In the event that these contracts are paid up front by the customer, the associated amounts are deferred and recognized ratably over the term of the service period, generally one year.

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

Concentration of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist of accounts receivable. For the years ended March 31, 2017, 2016 and 2015, no individual customer represented more than 10 percent of our revenues or more than 10 percent of our accounts receivable balance. Approximately 57 percent and 43 percent of our sales for the year ended March 31, 2017 were to customers located in the United States and foreign countries, respectively.

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

We monitor inventory cost compared to selling price in order to determine if a lower of cost or market reserve is necessary. Throughout the year, we perform various physical cycle count procedures on our inventories and we estimate and maintain an inventory reserve, as needed, for such matters as obsolete inventory, shrink and scrap.

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

We perform impairment tests of goodwill at our reporting unit level, which is one level below our operating segments. Our operating segments consist of our Instruments, Biological Indicators, Cold Chain Monitoring and Cold Chain Packaging. These operating segments are consistent with the way management runs our business. Our Instruments operating segment is subdivided into smaller business units. These business units are also our reporting units. Goodwill is assigned to the reporting unit or units that benefit from the synergies arising from each business combination.

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

Although rare, under certain agreements, we may receive advance payments from customers to perform research and development on their behalf. These payments are recovered by the customer through lower product prices and as such, are initially recorded as unearned revenues in the accompanying consolidated balance sheets. As product is sold, this liability is reduced through revenues on the consolidated statements of income.

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

Acquisition Related Contingent Consideration Liability

The acquisition related contingent consideration liability consists of estimated amounts due under various acquisition agreements and is typically based upon either revenues growth or specified profitability growth metrics. At each reporting period, we evaluate the expected future payments and the associated discount rate to determine the fair value of the contingent consideration. These amounts represent our best estimate of the amounts which will ultimately be paid. The discount rate is based upon our estimated credit adjusted risk free rate or current market conditions which includes an estimate for risk premiums. Changes in the fair value of the acquisition related contingent consideration is included in other expense, net on the accompanying consolidated statements of net income.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), which will replace most existing revenue recognition guidance in U.S. GAAP and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for adoption either on a full retrospective basis to each prior reporting period presented or on a modified retrospective basis with the cumulative effect of initially applying the new guidance recognized at the date of initial application, which will be effective for the Company beginning April 1, 2018.

We plan to adopt ASU 2014-09 and its amendments on a modified retrospective basis and are continuing to assess all future impacts of the guidance by reviewing our current contracts with customers to identify potential differences that could result from applying the new guidance. Based on our preliminary review, we expect that the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements. As we complete our overall assessment, we are evaluating our accounting policies and practices, business processes, systems and controls to determine if changes are necessary to support the new revenue recognition and disclosure requirements. Our assessment will be completed during the year ending March 31, 2018.

In September 2015, the FASB issued ASU No. 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805), which eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new guidance requires that the cumulative impact of a measurement-period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified which eliminates the requirement to restate prior period financial statements. The ASU requires disclosure of the nature and amount of measurement-period adjustments as well as information with respect to the portion of the adjustments recorded in current-period earnings that would have been recorded in previous reporting periods if the adjustments to provisional amounts had been recognized as of the acquisition date. Due to the historical nature and volume of our acquisitions, we elected to early adopt this ASU during the year ended March 31, 2016 and there was no impact to our consolidated financial statements.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), as part of its simplification initiative, which affects all entities that issue share-based payment awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies, the classification of those excess tax benefits on the statement of cash flows, an accounting policy election for forfeitures, the amount an employer can withhold to cover income taxes and still qualify for equity classification and the classification of those taxes paid on the statement of cash flows. The ASU was effective for our fiscal year ending March 31, 2018 using either the prospective, retrospective or modified retrospective transition method, depending on the area covered in this update. As permitted within the amendment, we elected to early adopt and prospectively apply the provisions of this amendment as of April 1, 2015.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and we have elected to early adopt ASU 2017-04 effective April 1, 2017. We do not anticipate that the adoption will have a significant impact on our consolidated financial statements.

Note 2. Acquisitions and Dispositions

Acquisitions

For the year ended March 31, 2017, our acquisitions of businesses (net of cash acquired) totaled $8,622,000, of which none were individually material in nature (see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

For the year ended March 31, 2016, our acquisitions of businesses (net of cash acquired) totaled $33,382,000, which consisted primarily of the following material acquisitions:

Infitrak

On July 6, 2015, we completed a business combination (the “Infitrak Acquisition”) whereby we acquired all of the common stock of 2396081 Ontario Inc. and its wholly owned operating subsidiary, Infitrak Inc. (collectively “Infitrak”), a company whose business provides consulting, packaging and measuring solutions for cold chain applications. The stock purchase agreement (the “Infitrak Agreement”) includes provisions for both contingent consideration based upon the two- year growth in gross profit (as defined in the Earn-Out Agreement) of the packaging component of our cold chain business subsequent to the acquisition and for a holdback payment (subject to a post-closing adjustment), payable at the one year anniversary of the closing date.

Under the terms of the Infitrak Agreement, we were required to pay contingent consideration if the gross profit (as defined in the Infitrak Earn-Out Agreement) for our cold chain packaging business for the two years subsequent to the acquisition met certain levels. The potential undiscounted consideration payable ranged from $0 to $15,000,000 CDN and was based upon a sliding scale of growth in gross profit (as defined in the Infitrak Earn-Out Agreement) for year one and year two of 30 to 70 percent and 15 to 75 percent, respectively. Based upon both historical and projected growth rates, we recorded $9,271,000 of contingent consideration payable which represented our best estimate of the then current fair value of the amount that would ultimately be paid. Any changes to the contingent consideration ultimately paid would have resulted in additional income or expense in our consolidated statements of income.

In July 2016, we made the first Earn-Out payment in the amount of $6,000,000 CDN ($4,594,000). In March 2017, we agreed to settle the remaining earn-out obligation (which was originally due in the second quarter of our year ending March 31, 2018) early by making a payment of $6,000,000 CDN ($4,558,000).

We expected to achieve savings and generate growth as we integrated the Infitrak operations and sales and marketing functions. These factors, among others, contributed to a purchase price in excess of the estimated fair value of the net identifiable assets acquired and, as a result, we recorded goodwill in connection with this transaction. The goodwill is not deductible for tax purposes and it was assigned to our Cold Chain Packaging segment.

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

North Bay

On August 6, 2015, we completed a business combination (the “North Bay Acquisition”) whereby we acquired substantially all of the assets (other than certain fixed assets) and certain liabilities of the dental sterilizer testing business of North Bay Bioscience, LLC (“North Bay”). The asset purchase agreement (the “North Bay Agreement”) included a provision for a holdback payment (subject to a post-closing adjustment), payable at the one year anniversary of the closing date.

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

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period). Since the initial payment, the revenues have significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which is included in other expense, net in our consolidated statements of income for the year ended March 31, 2017). We paid an additional $450,000 of the contingent consideration in our third quarter ended December 31, 2016. The remaining contingent consideration amount is also subject to modification at the end of the third year of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

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

The accompanying consolidated statements of income include the results of the BGI Acquisition from the acquisition date of April 15, 2014. The pro forma effects of the acquisition on the results of operations as if the acquisition had been completed on April 1, 2014 and 2013, are as follows (in thousands, except per share data):

	Year Ended March 31,
	2015	2014
Revenues	$71,648	$60,388
Net income	9,661	11,141
Net income per common share:
Basic	$2.74	$3.23
Diluted	2.65	3.09

Note 3. Inventories

Inventories consist of the following (in thousands):

	March 31,
	2017	2016
Raw materials	$10,815	$9,433
Work-in-process	342	337
Finished goods	3,604	4,941
Less reserve	(888)	(694)
	$13,873	$14,017

Note 4. Property, Plant and Equipment

Property, plant and equipment consist of the following (in thousands):

	March 31,
	2017	2016
Land	$1,614	$1,614
Buildings	4,726	4,723
Manufacturing equipment	8,861	7,802
Computer equipment	4,143	2,649
Construction in progress	15,882	7,333
Other	1,220	685
	36,446	24,806
Less accumulated depreciation	(10,444)	(8,178)
	$26,002	$16,628

Depreciation expense for the years ended March 31, 2017, 2016 and 2015 was $2,287,000, $1,387,000 and $981,000, respectively.

Note 5. Goodwill and Intangible Assets

The change in the carrying amount of goodwill was as follows (in thousands):

	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
March 31, 2015	$12,987	$18,235	$13,647	$--	$44,869
Effect of foreign currency translation	(624)	--	--	(476)	(1,100)
Acquisitions	8,535	--	--	13,833	22,368
March 31, 2016	20,898	18,235	13,647	13,357	66,137
Effect of foreign currency translation	(97)	--	--	(374)	(471)
Acquisitions	3,218	--	1,757	1,515	6,490
March 31, 2017	$24,019	$18,235	$15,404	$14,498	$72,156

Other intangible assets are as follows:

(In thousands)	March 31, 2017
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$7,210	$(3,824)	$3,386	10	-	16
Trade names	3,663	(1,727)	1,936	3	-	10
Customer relationships	52,134	(20,260)	31,874	7	-	10
Non-compete agreements	1,845	(1,251)	594	3	-	10
	$64,852	$(27,062)	$37,790

	March 31, 2016
	Carrying Amount	Accumulated Amortization	Net	Useful Life (Years)
Intellectual property	$7,364	$(3,093)	$4,271	10	-	16
Trade names	3,474	(1,271)	2,203	3	-	10
Customer relationships	48,782	(15,228)	33,554	7	-	10
Non-compete agreements	1,846	(1,077)	769	3	-	10
	$61,466	$(20,669)	$40,797

The following is estimated amortization expense for the years ending March 31:

(In thousands)
2018	$6,349
2019	6,021
2020	5,689
2021	4,644
2022	4,278

Amortization expense for the years ended March 31, 2017, 2016 and 2015 was $6,450,000, $5,787,000 and $4,675,000, respectively.

Note 6. Facility Relocation

In August 2016, we announced that we plan to shut down both our Omaha and Traverse City Biological Indicator manufacturing facilities and relocate those operations to the new Bozeman building. The move of these two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by the end of our year ending March 31, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017 and is reflected in cost of revenues in the accompanying consolidated statements of income (other than $45,000 which is included in general and administrative). Facility relocation costs, which are associated with our Biological Indicators segment, are as follows for the year ended March 31, 2017:

●	Retention bonuses for existing personnel of $673,000
●	Duplicative employment costs of $49,000
●	Other of $3,000

Facility relocation amounts accrued and paid for the year ended March 31, 2017 are as follows (in thousands):

March 31, 2017
Beginning balance	$--
Facility relocation expense	725
Cash payments	(52)
Ending balance	$673

Note 7. Long-term Debt

Long-term debt consists of the following (in thousands):

	March 31, 2017	March 31, 2016
Line of credit (2.81% at March 31, 2017)	$35,500	$27,500
Term loan (2.81% at March 31, 2017)	19,750	17,750
Less: discount	(450)	--
Less: current portion	(1,125)	(3,000)
Long-term portion	$53,675	$42,250

On July 1, 2015, we entered into a five-year credit agreement for a $50,000,000 revolving line of credit, a $20,000,000 term loan and up to $1,000,000 of letters of credit.

On March 1, 2017, we entered into a new five-year agreement (the “Credit Facility”) for an $80,000,000 revolving line of credit (“Line of Credit”), a $20,000,000 term loan (“Term Loan”) and up to $2,500,000 of letters of credit with a banking syndicate of four banks. In addition, the Credit Facility provides a post-closing accordion feature which allows for the Company to request to increase the Line of Credit or Term Loan up to an additional $100,000,000. Funds from the Credit Facility may be used to pay down its previous credit facility, finance working capital needs and for general corporate purposes in the ordinary course of business (including, without limitation, permitted acquisitions).

Line of Credit and Term Loan indebtedness bears interest at either: (1) LIBOR, as defined, plus an applicable margin ranging from 1.5% to 2.50%; or (2) the alternate base rate (“ABR”), which is the greater of JPMorgan’s prime rate or the federal funds effective rate or the overnight bank funding rate plus 0.5%. We elect the interest rate with each borrowing under the line of credit. In addition, there is an unused line fee of 0.15% to 0.35%. Letter of credit fees are based on the applicable LIBOR rate.

The Term Loan requires 20 quarterly principal payments (the first due date was March 31, 2017) in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were in compliance with the required covenants at March 31, 2017.

We incurred origination and debt issuance costs of $460,000 which are treated as a debt discount and are netted against amounts outstanding on the consolidated balance sheets.

Future contractual maturities of debt as of March 31, 2017 are as follows (in thousands):

Year ending March 31,
2018	$1,125
2019	1,625
2020	2,125
2021	2,625
2022	47,750
$55,250

Subsequent to March 31, 2017, we made $3,000,000 in payments under the Line of Credit.

Note 8. Stockholders' Equity

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings, based on management’s estimate of the original sales price of the underlying shares.

In November 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock purchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. There were no repurchases of our shares of common stock under this plan during the years ended March 31, 2017, 2016 and 2015. As of March 31, 2017, we have purchased 162,486 shares under this plan.

Dividends per share paid by quarter were as follows:

	Year Ended March 31,
	2017	2016	2015
First quarter	$0.16	$0.16	$0.15
Second quarter	0.16	0.16	0.15
Third quarter	0.16	0.16	0.16
Fourth quarter	0.16	0.16	0.16

Note 9. Employee Benefit Plans

We adopted our 401(k) plan effective January 1, 2000. Participation is voluntary and employees are eligible the first day of the following month that an employee attains an age of 21 and one hour of service time. We match 100 percent of the employee’s contributions up to four percent of the employee’s salary and those contributions are vested immediately. Prior to January 1, 2017, we matched 50 percent of the employee’s contribution up to six percent of the employee’s salary and those contributions were vested immediately. We contributed $501,000, $387,000 and $330,000, respectively, to the plan for the years ended March 31, 2017, 2016 and 2015.

Note 10. Stock-Based Compensation

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

On August 8, 2014, we adopted The Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Plan”), which was subsequently approved by our shareholders on October 2, 2014 at our 2014 Annual Meeting of Shareholders. The purpose of the 2014 Plan is to promote the success and enhance the value of the Company by linking the personal interests of our employees, officers and directors to those of our shareholders by providing such persons with an incentive for outstanding performance. A total of 1,100,000 shares of common stock were reserved for issuance under the 2014 Plan and are subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. As of March 31, 2017, we have 270,219 stock options outstanding and have issued 7,000 shares of restricted stock under the 2014 Plan.

Under the December 8, 2006 plan (the “2006 Plan”), a total of 400,000 shares of common stock were reserved for issuance and were subject to terms as set by the Compensation Committee of the Board of Directors at the time of grant. On September 23, 2010, our shareholders approved an amendment to the 2006 Plan whereby the number of shares authorized for issuance was increased to 800,000. As a result of the approval of the 2014 Plan by our shareholders, no further awards will be made under the 2006 Plan and it will remain in effect only as long as awards previously made thereunder remain outstanding. As of March 31, 2017, we have 240,142 stock options outstanding under the 2006 Plan. On February 27, 2013, we filed a Registration Statement on Form S-8 whereby we registered the additional 400,000 shares of common stock underlying stock options issuable under the 2006 Plan.

Amounts recognized in the consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Year Ended March 31,
	2017	2016	2015
Total cost of stock based compensation
charged against income before income tax	$1,411	$1,327	$993
Amount of income tax benefit recognized in earnings	307	374	373
Amount charged against net income	$1,104	$953	$620
Impact on net income per common share:
Basic	$0.30	$0.26	$0.18
Diluted	0.29	0.25	0.17

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

	Year Ended March 31,
	2017			2016			2015
Volatility	32.05%	-	33.76%	27.1%	-	30.2%	24.4%	-	27.1%
Risk-free interest rate		1.22%			1.09%		1.9%	-	2.3%
Expected option life (years)		5			8		6	-	8
Dividend yield		.55%			.7%			.9%

A summary of the option activity as of and for the years ended March 31, 2017, 2016 and 2015 is as follows:

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2014	398,172	38.75	4.4	20,505
Granted	147,720	88.62	7.0	--
Forfeited	(26,466)	64.62	--	--
Expired	--	--	--	--
Exercised	(82,178)	28.87	--	--
Outstanding at March 31, 2015	437,248	55.81	4.9	9,445
Granted	184,030	72.89	6.7	--
Forfeited	(16,334)	75.16	6.5	--
Expired	--	--	--	--
Exercised	(89,224)	38.28	--	--
Outstanding at March 31, 2016	515,720	64.32	5.2	16,561
Granted	134,955	102.52	5.5	--
Forfeited	(35,015)	87.5	4.5	--
Expired	(904)	41.51	--	--
Exercised	(104,395)	50.12	--	--
Outstanding at March 31, 2017	510,361	75.78	5.0	23,956

Exercisable at March 31,
2017	136,595	50.61	3.9	9,847
2016	157,457	42.49	3.6	8,481
2015	163,210	33.35	3.6	6,341

A summary of the status of our unvested option shares as of and for the years ended March 31, 2017, 2016 and 2015 is as follows:

	Unvested Shares	Weighted-average Grant-Date Fair Value
Unvested at March 31, 2014	257,347	11.86
Options granted	147,720	24.49
Options forfeited	(26,466)	17.29
Options vested	(104,563)	10.36
Unvested at March 31, 2015	274,038	18.42
Options granted	184,030	18.78
Options forfeited	(16,334)	19.07
Options vested	(83,471)	14.65
Unvested at March 31, 2016	358,263	19.46
Options granted	134,955	31.27
Options forfeited	(35,015)	22.64
Options vested	(84,437)	16.96
Unvested at March 31, 2017	373,766	22.49

The total intrinsic value of options exercised was $7,574,945, $5,260,000 and $3,546,000 for the years ended March 31, 2017, 2016 and 2015, respectively. As of March 31, 2017, there was $5,906,075 of total unrecognized compensation expense related to unvested options. As of March 31, 2017, we have 822,781 shares available for future option grants.

Note 11. Income Taxes

Earnings before income taxes are as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Domestic	$12,913	$14,427	$14,896
Foreign	1,383	1,128	451
	$14,296	$15,555	$15,347

The components of our provision for income taxes are as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Current tax provision
Federal	$2,282	$3,666	$4,186
State	510	627	1,135
Foreign	849	658	212
	3,641	4,951	5,533
Deferred tax provision:
Federal	(126)	(189)	252
State	(32)	(138)	51
Foreign	(370)	(238)	(72)
	(528)	(565)	231
	$3,113	$4,386	$5,764

The components of net deferred tax assets and liabilities are as follows (in thousands):

	March 31,
	2017	2016
Current deferred tax assets:
Accrued employee-related expenses	$242	$257
Allowances and reserves	132	217
Stock option deductible differences	898	606
Inventory	691	533
Currency translation adjustment	--	12
Net operating loss	--	110
Other	9	3
	1,972	1,738

Long-term deferred tax liability:
Property, plant and equipment	(1,635)	(1,599)
Goodwill and intangible assets	(3,807)	(4,335)
Currency translation adjustment	(3)	--
Other	(81)	(5)
	(5,526)	(5,939)

Net deferred tax liability	$(3,554)	$(4,201)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Federal income taxes at statutory rates	$4,861	$5,445	$5,374
State income taxes, net of federal benefit	302	293	860
Tax benefit of stock option exercises	(1,576)	(751)	209
Section 199 manufacturing deduction	(304)	(440)	(317)
Research and development credit	(385)	(345)	(248)
Other	215	184	(114)
	$3,113	$4,386	$5,764

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our federal tax returns for all years after 2013, state tax returns after 2012, and foreign tax returns after 2013 are subject to future examination by tax authorities for all our tax jurisdictions. Although the outcome of tax audits, if any, is always uncertain, we believe that we have adequately accrued for all amounts of tax, including interest and penalties and any adjustments that may result.

During the year ended March 31, 2017, the IRS examination of our tax year ended March 31, 2015 was completed with no change to the reported tax liability.

As of March 31, 2017, the gross amount of unrecognized tax benefits was $331,000. There would have been no impact on our effective tax rate for the year ended March 31, 2017 had these benefits been recognized. We recognize interest and penalties related to unrecognized tax benefits in other expense and general and administrative expense, respectively.  Accrued interest and penalties related to unrecognized tax benefits were $17,000, $3,000 and $0 as of March 31, 2017, 2016 and 2015, respectively. A reconciliation of the changes in the gross balance of unrecognized tax benefit amounts is as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Beginning balance	$221	$--	$--
Increases related to current period tax positions	110	221	--
Ending balance	$331	$221	$--

We expect that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our consolidated statements of income or consolidated balance sheets. At this time, we expect resolution of the uncertain tax position within 12 months.

As of March 31, 2017, undistributed earnings of our Canadian subsidiary amounted to $3,164,234. Those earnings are considered to be indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability.

Note 12. Net Income Per Share

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except share data):

	Year Ended March 31,
	2017	2016	2015
Net income available for shareholders	$11,183	$11,169	$9,583

Weighted average outstanding shares of common stock	3,679	3,605	3,521
Dilutive effect of stock options	165	152	129
Common stock and equivalents	3,844	3,757	3,650
Net Income per share:
Basic	$3.04	$3.10	$2.72
Diluted	2.91	2.97	2.63

For the years ended March 31, 2017, 2016 and 2015, 110,000, 137,000 and 152,000 outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares and, therefore, their inclusion would have been anti-dilutive.

Note 13. Commitments and Contingencies

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period). Since the initial payment, the revenues have significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which is included in other expense, net in our consolidated statements of income for the year ended March 31, 2017). We paid an additional $450,000 of the contingent consideration in our third quarter ending December 31, 2016. The remaining contingent consideration amount is also subject to modification at the end of the third year of the earn-out period based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

On November 6, 2013, we completed a business combination (the “Amega Acquisition”) whereby we acquired substantially all of the assets and certain liabilities of Amega Scientific Corporation’s (“Amega”) business which provides continuous monitoring systems to regulated industries. Under the terms of the Acquisition Agreement (the “Amega Agreement”), we were required to pay contingent consideration (the “Amega Earn-Out”) if the cumulative revenues for our Continuous Monitoring Division for the three years subsequent to the acquisition met certain levels. The potential consideration payable ranged from $0 to $10,000,000 and was based upon a sliding scale of three-year cumulative revenues between $31,625,000 and $43,500,000. Based upon both historical and projected growth rates, we recorded $500,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. Any changes to the contingent consideration ultimately paid would have resulted in additional income or expense in our consolidated statements of income. The contingent consideration would have been payable in the third quarter of our year ending March 31, 2017.

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

Note 14. Accumulated Other Comprehensive Loss

The following table summarizes the changes in each component of accumulated other comprehensive loss (“AOCL”), net of tax (in thousands):

	Foreign Currency Translation	AOCL
Balance at March 31, 2014	$--	$--
Unrealized losses arising during the year	(234)	(234)
Balance at March 31, 2015	(234)	(234)
Unrealized losses arising during the year	(917)	(917)
Balance at March 31, 2016	(1,151)	(1,151)
Unrealized losses arising during the year	(609)	(609)
Balance at March 31, 2017	$(1,760)	$(1,760)

Note 15. Segment Data

As of March 31, 2016, our four operating segments were Biological Indicators, Instruments, Continuous Monitoring and Cold Chain. Effective April 1, 2016 we renamed our Continuous Monitoring and Cold Chain operating segments to Cold Chain Monitoring and Cold Chain Packaging, respectively. In addition, we transferred certain of the Cold Chain monitoring and other services to our Cold Chain Monitoring operating segment (historically included in our Cold Chain operating segment) to align with the information being used by the chief decision maker of the Company. Accordingly, all prior year segment information presented herein has been adjusted to reflect this change in our organizational structure. The following tables set forth our segment information (in thousands):

	Year Ended March 31, 2017
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$38,635	$34,405	$12,584	$8,041	$93,665

Gross profit	$25,566	$21,172	$4,533	$1,968	53,239
Reconciling items (1)					(38,943)
Earnings before income taxes					$14,296

	Year Ended March 31, 2016
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$33,649	$35,692	$11,566	$3,752	$84,659

Gross profit	$22,205	$23,223	$4,201	$1,784	51,413
Reconciling items (1)					(35,858)
Earnings before income taxes					$15,555

	Year Ended March 31, 2015
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$27,390	$33,054	$10,886	$--	$71,330

Gross profit	$17,142	$20,763	$5,487	$--	$43,392
Reconciling items (1)					(28,045)
Earnings before income taxes					$15,347

(1) Reconciling items include general and administrative, research and development, and other expenses.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Year Ended March 31,
	2017	2016	2015
Revenues from unaffiliated customers
United States	$52,989	$53,094	$45,798
Foreign	40,676	31,565	25,532
	$93,665	$84,659	$71,330

No foreign country exceeds ten percent of total revenues.

	March 31,
	2017	2016
Total assets
Biological Indicators	$67,233	$56,724
Instruments	40,805	49,077
Cold Chain Monitoring	35,789	27,613
Cold Chain Packaging	20,313	19,478
Corporate and administrative	7,593	7,856
	$171,733	$160,748

All long-lived assets are located in the United States except for $6,382,000 and $20,655,000 which are associated with our French and Canadian subsidiaries, respectively.

Note 16. Fair Value Measurements

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

Assets and liabilities measured on a recurring basis:

The following table presents items required to be measured at fair value on a recurring basis by the level in which they are classified within the valuation hierarchy as follows:

Year Ended March 31, 2017
	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:

Contingent Consideration	$--	$--	$--	$--

	Year Ended March 31, 2016
	Level 1	Level 2	Level 3	Total
Assets:
	$--	$--	$--	$--
Liabilities:

Contingent Consideration	$--	$--	$9,037	$9,037

Under the Infitrak Agreement (See Note 2), we were required to make two annual payments to the former owners based on future growth in gross profit (as defined in the Infitrak Earn-Out Agreement). During the year ended March 31, 2017 we made both payments which totaled $12,000,000 CDN ($9,152,000). The contingent consideration payable was a standalone liability that was measured at fair value on a recurring basis for which there is no available quoted market price, principal market or market participants. As such, the inputs for this instrument were unobservable and therefore classified as Level 3 inputs. This contingent consideration liability was valued using a discounted cash flow model based on internal forecasts and our current cost of borrowing. There were no changes to the valuation methodology during the period.

The contingent consideration arising from this agreement was our only Level 3 asset or liability. The following table presents a roll forward of the contingent consideration payable for the years ended March 31, 2017 and 2016 (in thousands):

	March 31,
	2017	2016
Opening balance	$9,037	$--
Amount related to Infitrak Acquisition	--	9,271
Measurement period adjustment(s)	--	--
Payments/accruals	(9,152)	--
Transfers in/out of Level 3	--	--
Fair value adjustment – expense	158	85
Foreign exchange rate impact – included in other comprehensive loss	(43)	(319)
Ending Balance	$--	$9,037

Note 17. Quarterly Results (unaudited)

Quarterly financial information for the years ended March 31, 2017, 2016 and 2015 is summarized as follows (net income per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis) (in thousands, except per share data):

	First	Second	Third	Fourth
2017	Quarter	Quarter	Quarter	Quarter
Revenues	$21,114	$24,409	$23,843	$24,299
Gross profit	12,014	13,724	13,537	13,964
Net income	1,930	2,358	3,252	3,643
Net Income per share – basic	$0.53	$0.64	$0.88	$0.98
Net Income per share – diluted	0.51	0.62	0.84	0.94

	First	Second	Third	Fourth
2016	Quarter	Quarter	Quarter	Quarter
Revenues	$18,158	$21,776	$19,913	$24,812
Gross profit	11,141	13,067	12,209	14,996
Net income	2,755	1,826	2,597	3,991
Net Income per share – basic	$0.77	$0.51	$0.72	$1.10
Net Income per share – diluted	0.74	0.48	0.69	1.06

	First	Second	Third	Fourth
2015	Quarter	Quarter	Quarter	Quarter
Revenues	$16,400	$18,540	$17,830	$18,560
Gross profit	9,705	11,123	11,052	11,512
Net income	1,881	3,060	2,403	2,239
Net Income per share – basic	$0.54	$0.87	$0.68	$0.63
Net Income per share – diluted	0.51	0.84	0.66	0.61

Note 18. Subsequent Events

In April 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2017, to shareholders of record at the close of business on May 31, 2017.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at March 31, 2017.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of March 31, 2017. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at March 31, 2017.

Our independent auditors, EKS&H LLLP, a registered public accounting firm, are appointed by the Audit Committee of our Board of Directors, subject to ratification by our shareholders. EKS&H LLLP has audited and reported on the financial statements of Mesa Laboratories, Inc. and our internal control over financial reporting as of March 31, 2017. The attestation report of our registered public accounting firm is contained in this annual report.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Meeting Attendance and Preparation

The Board of Directors met ten times during the year ended March 31, 2017. Each director attended at least 75% of the Board of Director meetings, and at least 75% of the regular and special meetings of the committees on which they serve, either in person or telephonically. In addition, directors are required to prepare for each meeting by reviewing materials distributed in advance.

Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers, and the positions held by each such person as of March 31, 2017. Each of the directors holds office until the next Annual Meeting or until his successor is elected and qualified or until his earlier death, resignation or removal. Each officer serves at the discretion of the Board of Directors.

Name	Age	Postion
H. Stuart Campbell (1)	87	Chairman of the Board of Directors
John J. Sullivan, Ph.D.	64	Chief Executive Officer, Director
Gary M. Owens	49	Chief Operating Officer
John V. Sakys	48	Chief Financial Officer
Glenn E. Adriance	62	Chief Sales and Marketing Officer
Michael T. Brooks (1)	67	Director
John B. Schmieder (1)	48	Director
Robert V. Dwyer (1)	76	Director
Evan C. Guillemin (1)	51	Director
David M. Kelly (1)	75	Director

(1) Member of the Audit, Compensation and Nominating and Governance Committees.

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

Gary M. Owens joined us in March 2017 as our Chief Operating Officer. From 2006 through March 2017, Mr. Owens held several positions with Danaher Corporation. From 2016 through March 2017, Mr. Owens served as Corporate Vice-President of Strategic Development for Danaher Corporation and was seconded to Pall Corporation, a wholly owned subsidiary of Danaher Corporation as Commercial Integration Lead. From 2012 to 2016, Mr. Owens served as Vice-President and General Manager of Beckman Coulter Life Sciences, a wholly owned subsidiary of Danaher Corporation. From 2009 to 2012, Mr. Owens was Corporate Vice-President of Strategic Development for Danaher Corporation. From 2006 to 2009, Mr. Owens served as the Group Vice-President of Business Development for Danaher Industrial. From 1998 to 2006, Mr. Owens served in various business development roles for Canon Incorporated and Trilogy Software. From 1994 to 1998, Mr. Owens was a team leader for Bain & Company. Mr. Owens received his BSE in Mechanical Engineering from Tulane University in 1990 and his Master’s degree in Business Administration from Columbia Business School in 1994.

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

Glenn E. Adriance joined us in October 2007. From 2000 to 2007, Mr. Adriance was employed with two other software firms, Lakeview Technology and Scientific Technologies Corporation as Global Business Partner Director and VP/COO/Executive Officer, respectively. From 1983 until 2000, Mr. Adriance held various sales and marketing roles of increasing responsibility at IBM. From 1981 to 1983, Mr. Adriance was employed at Sandia National Laboratories as a senior Business Systems Analyst responsible for various business systems that were fundamental to Sandia’s operations. Mr. Adriance received his Bachelor of Science degree in Forestry from the University of Massachusetts in 1978 and his Master’s degree in Business Administration from Colorado State University in 1981.

Michael T. Brooks has served as a director since October 1998. Mr. Brooks was an independent manufacturer’s representative from 1982 to 1985, at which time he purchased an interest in Fiero Fluid Power, which he presently owns and operates. Fiero Fluid Power is a Rep/Distributor selling pneumatic and instrumentation equipment. While pursuing a career in fluid power, he received a Master’s degree in Business Administration from the University of Denver in 1983. Mr. Brooks received his Bachelor of Arts degree in History from Ohio Wesleyan University in 1971.

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

Significant Employees and Family Relationships

There are no family relationships among the Named Executive Officers (“NEOs”), directors or any person chosen to become a director or executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act’) requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than five percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than five percent beneficial shareholders were complied with during the fiscal year ended March 31, 2017.

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

H. Stuart Campbell, Nominating and Governance Committee Chairman

Robert V. Dwyer

Evan C. Guillemin, Audit Committee Chairman

David M. Kelly, Compensation Committee Chairman

John B. Schmieder

In addition to the standing committees mentioned above, the Board of Directors may convene special committees to consider various other matters as they arise. During the year ended March 31, 2017, the Board of Directors convened one special committee, dedicated to the search for our new Chief Operating Officer.

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

The Audit Committee met four times during the year ended March 31, 2017. All members of the Audit Committee were present at each meeting (except for one meeting in which one committee member was not able to attend). The Board of Directors has determined that Mr. Evan Guillemin is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and is “independent.” The SEC has indicated that the designation of a person as an “audit committee financial expert” does not (i) mean that such person is an expert for any purpose, including without limitation for purposes of Section 11 of the Securities Act of 1933, as amended (ii) impose on such person any duties, obligations, or liability that are greater than the duties, obligations, and liability imposed on such person as a member of the Audit Committee and the Board of Directors in the absence of such designation, or (iii) affect the duties, obligations, or liability of any other member of the Audit Committee or the Board of Directors.

As required by NASDAQ, our Board of Directors has reviewed the qualifications of our Audit Committee members and has determined that none of them has a relationship with us that may interfere with the exercise of their independence from management and the Company.

Compensation Committee

Pursuant to its charter, the Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities for compensation of executive officers and administration of our compensation and benefit plans. The Compensation Committee met four times during the year ended March 31, 2017, and all members of the Compensation Committee were present at each meeting (except for one meeting in which one committee member was not able to attend).

During the year ended March 31, 2017, no members of our Compensation Committee were executive officers serving on the Compensation Committee of another entity whose executive officers served on our Board of Directors. No member of the Compensation Committee was an officer or employee of the Company, or had a business relationship with or conducted any undisclosed transactions with the Company. Our Chief Executive Officer, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board of Directors in identifying qualified individuals to become members of the Board of Directors, oversees, reviews and where appropriate, makes recommendations concerning the Company’s corporate governance guidelines and conducts an annual self-assessment of the Board of Directors performance. The Nominating and Governance Committee met one time during the year ended March 31, 2017, and all members of the Nominating and Governance Committee were present.

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

In identifying potential director candidates, the Nominating and Governance Committee relies on recommendations made by current directors and officers. In addition, the Nominating and Governance Committee may engage a third-party search firm to identify and recommend potential candidates. Finally, the Nominating and Governance Committee will consider candidates recommended by shareholders.

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

Item 11. Executive Compensation

Compensation Philosophy

The Compensation Committee supervises (on a direct basis for our four executive officers and a non-direct basis for all other NEOs) our executive compensation program for NEOs. The Compensation Committee has designed a compensation program for NEOs to attract, retain and motivate talent in our competitive market environment while focusing the executive team and the Company on the creation of long-term value for our shareholders. The Compensation Committee has the authority to engage outside consultants or purchase compensation surveys, if needed, for evaluation of executive compensation levels.

NEO positions during the year ended March 31, 2017 included: Chief Executive Officer and President, Chief Operating Officer, Chief Financial Officer, Chief Sales and Marketing Officer and Senior Vice Presidents of Operations. Other positions may be added as business conditions warrant.

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

Determination of Target Compensation

For the year ended March 31, 2017, the Compensation Committee determined that an appropriate starting point for total compensation of our NEOs was approximately between the 50th and 75 th percentile level, compared to the data obtained from the ERI survey. The Compensation Committee used not only the data from the ERI survey, but also considered individual and team executive performance, along with our financial performance, as criteria to establish target compensation levels for each NEO. From that analysis, and in consideration of our past and future expected financial performance, the Compensation Committee made adjustments to base salaries and target total compensation levels for each NEO that were implemented effective June 1, 2016, except for Gary Owens, for whom compensation levels were established when he joined the Company in March 2017.

Base Salary

Base salaries for NEOs are determined based upon job responsibilities, level of experience, individual performance and comparisons to the salaries of executives in similar positions from the ERI survey.

Short-term Incentive Plan

Each NEO participates in our Short-term Incentive Plan. The Compensation Committee believes that it is in the best interest of our shareholders to have a substantial component of total compensation “at-risk” and dependent upon our financial performance. For the purpose of the Short-term Incentive Plan, performance is measured by two variables: revenues growth and profit growth. These variables are considered by the Compensation Committee to be a reliable indicator for the creation of long-term shareholder value. Bonus payouts under the Short-term Incentive Plan are tied directly to achievement of these revenues and profit growth targets for the year. If both the revenues and profit growth targets are exceeded by a substantial margin, the maximum bonus payments are set at between 121 percent and 52 percent of the base salary for the various NEOs. Of course, if our financial performance is poor, bonus payments could be at or near $0. The Compensation Committee reserves the right to adjust payments under the Short-term Incentive Plan, in the case of unusual circumstances or events, or economic conditions in general.

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

Long-term Incentive Plan

The Compensation Committee believes that it is in the best interest of our shareholders to provide long-term incentive to each NEO with ownership of our stock. Stock ownership by our NEOs directly ties their long-term compensation to the performance of our share price. To achieve this goal, we make stock option grants (and in certain cases grants of restricted stock) to each NEO at the time of hire. We also make stock option grants on an annual basis under our stock compensation plan. These grants are non-qualified stock options with a term of six to eight years. The grant price is set at 100% of the market price on the day of the grant and the options vest ratably over three to seven years (with the majority vesting over five to seven years). The awards may or may not have performance conditions associated with the vesting of the stock options. The number of stock options awarded is at the discretion of the Compensation Committee.

Other Benefits

Our philosophy is to provide only those other benefits to our named executives that are consistent with those generally offered to all of our other employees. As such, the NEOs have available various health, welfare and retirement (401(k)) benefits.

Employment and Change-in-Control Agreements. We have provided our Executive NEOs with employment agreements. The employment agreements provide that in the case of an involuntary termination of the executive without cause or for good reason (as defined), salary continuation benefits of one year annual salary (payable over a 12 month period), a prorated payment under the then current cash incentive plan equal to the amount the executive would have earned based on the actual performance of the Company for the relevant fiscal year had the executive’s employment not terminated and continuation of Company provided health benefits for one year. In the case of an involuntary termination without cause or for good reason that occurs immediately prior to or within two years following a change of control (as defined), the salary continuation benefits, payments under the then current cash incentive plan equal to the greater of the executive’s annual maximum cash incentive for the fiscal year in which the executive’s termination occurs or the executive’s annual maximum cash incentive payment for the fiscal year immediately preceding the fiscal year in which the executive’s termination occurs and Company provided health benefits shall continue for two years.

In the case of an involuntary termination of the executive without cause or for good reason, the vesting and other terms of all unvested equity awards will be at the discretion of the Board of Directors, while the terms, conditions and restriction of the original grant and respective equity plans for vest equity awards shall remain, provided however, that in the case of stock options, the executive may exercise vested options at any time; (1) within one month after such termination in the case of options granted prior to March 31, 2017; and (2) prior to the natural termination date as stated in the original grant in the case of options granted after March 31, 2017. In the case of an involuntary termination without cause or for good reason immediately prior to or within two years following a change of control, all unvested equity awards will immediately become 100 percent vested, while all other terms, conditions and restrictions of the original grant and the respective equity plan for both vested and unvested equity awards shall remain, including the period during which equity awards may be exercisable.

Nonqualified Deferred Compensation. We do not have any nonqualified defined contribution or deferred compensation plans.

Post-Employment Compensation. We do not have any defined benefit plans, supplemental executive retirement plans or actuarial plans.

Summary Compensation Table

The following table lists compensation awarded to or earned by the NEOs for the years ended March 31, 2017, 2016 and 2015.

Name and Principal Position	Year	Salary	Equity Based Awards(2)	Non-equity Incentive Plan Compensation(1)	All Other Compensation(3)	Total
(a)	(b)	(c)	(f)	(g)	(i)	(j)

John J. Sullivan, Ph.D.	2017	$412,637	$166,493	$207,130	$12,379	$798,639
CEO and President	2016	373,976	147,905	398,339	11,219	931,439
	2015	316,488	114,823	287,000	9,495	727,806

Gary M. Owens	2017	10,959	10,143	11,538	329	32,969
Chief Operating Officer	2016	--	--	--	--	--
	2015	--	--	--	--	--

John V. Sakys	2017	254,552	99,857	95,280	7,637	457,326
Chief Financial Officer	2016	235,995	87,723	177,478	7,080	508,276
	2015	214,335	56,347	119,000	6,430	396,112

Glenn E. Adriance	2017	255,449	87,282	106,465	7,663	456,859
Chief Sales and Marketing	2016	240,153	78,062	241,567	7,205	566,987
Officer	2015	212,664	55,723	183,600	6,380	458,367

Bryan T. Leo	2017	172,000	54,298	49,992	5,160	281,450
Senior Vice President of	2016	167,000	53,372	77,366	5,010	302,748
Operations	2015	160,000	30,543	80,000	4,800	275,343

Garrett Krushefski	2017	172,000	53,410	49,992	5,160	280,562
Senior Vice President of	2016	167,000	42,432	85,000	5,010	299,442
Operations	2015	160,000	22,578	80,000	4,800	267,378

(1)	This column represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid.
(2)

This column reflects the stock-based compensation expense recognized during the year for each NEO for consolidated financial statement reporting purposes with respect to the years ended March 31, 2017, 2016 and 2015. We calculated these amounts in accordance with the provisions of Accounting Standards Codification (“ASC”) Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model.

(3)	This column represents 401(k) matching funds.

Grant of Plan-based Awards

		Estimated future payments under non-equity incentive plan awards (1)			All other option awards: Number of securities underlying options	Exercise or base price of option awards ($/Sh)	Grant date fair value of stock and option awards

Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
(a)	(b)	(c)	(d)	(e)	(j)	(k)	(l)

John J. Sullivan, Ph.D.	4/1/2016	--	--	--	9,200	$97.78	$27.75
	5/1/2016	$25,000	$375,000	$500,000	--	--	--

Gary M. Owens	3/20/2017	--	--	--	21,000	122.98	48.30
	3/20/2017(2)	--	--	--	7,000	--	122.98

John J. Sakys	4/1/2016	--	--	--	4,600	97.78	27.75
	5/1/2016	11,500	172,500	230,000	--	--	--

Glenn E. Adriance	4/1/2015	--	--	--	4,600	97.78	27.75
	5/1/2015	12,851	177,750	257,000	--	--	--

Bryan T. Leo	4/1/2015	--	--	--	3,000	97.78	27.75
	5/1/2015	4,500	67,500	90,000	--	--	--

Garrett Krushefski	4/1/2015	--	--	--	3,000	97.78	27.75
	5/1/2015	4,500	67,500	90,000	--	--	--

(1)

This section represents compensation to NEOs under our Short-term Incentive Plan. These amounts are included for the year earned, not when paid. These awards are based on various combinations of total revenues and profit growth.

(2)	Amount is comprised of 7,000 shares of restricted stock which vest ratably over seven years.

Outstanding Equity Awards at March 31, 2017

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)

John J. Sullivan Ph.D	9,000	--	--	18.98	5/11/2017
	1,100	--	--	21.93	4/1/2018
	6,100	--	--	25.56	4/1/2020
	--	4,500	4,500	70.56	4/1/2021
	8,800	--	--	29.20	4/6/2021
	2,384	10,716	--	89.70	4/1/2022
	--	9,200	--	97.78	4/1/2022
	6,000	--	--	50.50	4/2/2022
	1,900	1,900	--	51.85	4/1/2023
	2,141	12,859	--	70.56	4/1/2023

Gary M. Owens	--	21,000	21,000	122.98	3/20/25

John V. Sakys	--	3,300	3,300	70.56	4/1/2021
	2,142	5,358	--	89.70	4/1/2022
	--	4,600	--	97.78	4/1/2022
	6,000	--	--	48.72	10/29/2022
	2,850	950	--	51.85	4/1/2023
	1,070	6,430	--	70.56	4/1/2023

Glenn E. Adriance	--	3,300	3,300	70.56	4/1/2021
	--	5,358	--	89.70	4/1/2022
	--	4,600	--	97.78	4/1/2022
	--	950	--	51.85	4/1/2023
	--	6,430	--	70.56	4/1/2023

Bryan T. Leo	--	2,700	2,700	70.56	4/1/2021
	856	2,144	--	89.70	4/1/2022
	--	3,000	--	97.78	4/1/2022
	2,325	--	--	50.32	4/23/2022
	1,875	625	--	51.85	4/1/2023
	713	4,287	--	70.56	4/1/2023

Garrett Krushefski	--	2,700	2,700	70.56	4/1/2021
	856	2,144	--	89.70	4/1/2022
	--	3,000	--	97.78	4/1/2022
	1,875	625	--	51.85	4/1/2023
	713	4,287	--	70.56	4/1/2023

Outstanding Equity Awards at March 31, 2017

	STOCK AWARDS
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(g)	(h)	(i)	(j)

Gary M. Owens	7,000	$858,900	--	--

Options Exercised During the Year Ended March 31, 2017

Name	Number of Shares Acquired upon Exercise (#)	Value Realized On Exercise (1)
(a)	(b)	(c)

John J. Sullivan, Ph.D.	20,000	$2,100,710

Gary M. Owens	--	--

John V. Sakys	1,000	78,420

Glenn E. Adriance	11,262	735,154

Bryan T. Leo	1,425	92,739

Garrett Krushefski	1,200	98,478

(1)

Determined by multiplying the number of options that were exercised during the year ended March 31, 2017 by the difference between the per share closing price of our common stock on the date of exercise and the exercise price of the options, but not including any tax impact incurred in connection with such exercise.

Potential Payments upon Termination or Change-in-Control

	Salary Continuation upon Termination (1)	Salary Continuation upon Change in Control (1)	Value of Equity Awards Received or to be Received (2)
John J. Sullivan, Ph.D.	$12,000	$24,000	$1,622,605
Gary M. Owens	400,000	800,000	--
John V. Sakys	257,000	514,000	866,076
Glenn E. Adriance	257,000	514,000	866,076

(1)	This amount is based on the NEO’s salary at March 31, 2017 except for John J Sullivan’s amount, which is based on his salary at April 1, 2017.
(2)

The value of accelerating these unvested stock options was calculated by multiplying the number of shares underlying the NEO’s unvested stock options that were in-the-money at March 31, 2017 by the difference between the weighted average exercise price for options in-the-money at March 31, 2017, and our closing price per share on March 31, 2017 (the last trading day of the period).

Director Compensation

	Fees Earned or Paid in Cash	Option Awards(1)	Total
Name	($)	($)	($)
(a)	(b)	(d)	(h)
Michael T. Brooks	$29,000	$27,550	$56,550
H. Stuart Campbell	31,000	27,550	58,550
Robert V. Dwyer	29,000	27,550	56,550
Evan C. Guillemin	33,250	27,550	60,800
David M. Kelly	32,000	27,550	59,550
John B. Schmieder	29,000	27,550	56,550

(1)

1,000 stock options were granted to each director on April 1, 2016. We calculated these amounts in accordance with the provisions of ASC Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock owned beneficially as of March 31, 2017 (unless otherwise noted), by each person known by the Company to have owned beneficially more than five percent of such shares then outstanding, by each of our executive officers and directors, and by all of our executive officers and directors as a group.  This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.  As far as is known, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2017 except as set forth below.

	Amount and Nature of Beneficial		Percentage of Class-
Name of Beneficial Owner	Owner		Beneficially Owned
John B. Schmieder (1)	81,641	(5)	2.2
John J. Sullivan, Ph.D. (1)	107,569	(6)	2.9
Glenn E. Adriance (1)	11,112	(7)	0.3
H. Stuart Campbell (1)	56,756	(8)	1.5
Michael T. Brooks (1)	39,223	(9)	1.0
Robert V. Dwyer (1)	87,294	(10)	2.3
Evan C. Guillemin (1)	180,278	(11) (12)	4.8
David M. Kelly (1)	11,573	(13)	0.3
John V. Sakys (1)	17,074	(14)	0.5
Gary M. Owens (1)	7,000	(15)	0.2
FMR LLC (2)	295,000		7.9
Conestoga Capital Advisors (3)	429,897		11.5
Nine Ten Capital Management, LLC (4)	210,047		5.6

All executive officers and directors as a group (10 in number)	599,520	(16)	15.7

(1)	The business address is 12100 West Sixth Avenue, Lakewood, Colorado 80228.
(2)	The business address is 82 Devonshire Street, Boston, Massachusetts 02109.
(3)	The business address is 550 E. Swedesford Road, Suite 120, Wayne, Pennsylvania 19087.
(4)	The business address is 12600 Hill Country Blvd., Suite R-230, Austin, Texas 78738.
(5)	Includes 772 shares which Mr. Schmieder has the right to acquire within 60 days by exercise of stock options.
(6)	Includes 45,451 shares which Dr. Sullivan has the right to acquire within 60 days by exercise of stock options.
(7)	Includes 4,012 shares which Mr. Adriance has the right to acquire within 60 days by exercise of stock options.
(8)	Includes 826 shares which Mr. Campbell has the right to acquire within 60 days by exercise of stock options.
(9)	Includes 10,323 shares which Mr. Brooks has the right to acquire within 60 days by exercise of stock options.
(10)	Includes 2,623 shares which Mr. Dwyer has the right to acquire within 60 days by exercise of stock options.
(11)	Includes 9,123 shares which Mr. Guillemin has the right to acquire within 60 days by exercise of stock options
(12)	Includes 171,155 shares beneficially owned by SEG Ventures, LLC, of which Mr. Guillemin is a partner.
(13)	Includes 5,523 shares which Mr. Kelly has the right to acquire within 60 days by exercise of stock options.
(14)	Includes 16,074 shares which Mr. Sakys has the right to acquire within 60 days by exercise of stock options.
(15)	Includes 7,000 shares of restricted stock that vest ratably over the next seven years beginning March 20, 2018.
(16)	Includes 94,727 shares that our executive officers and directors as a group have the right to acquire within 60 days by exercise of stock options.

For information regarding securities authorized for issuance under our equity compensation plans, please see Note 10 contained in “Item 8. Financial Statements and Supplementary Data” of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by EKS&H LLLP, our principal accountant, for the audit of our financial statements, and the fees for other services:

	Year Ended March 31,
Type of Fees	2017	2016	2015
Annual audit and quarterly reviews	$317,820	$284,720	$213,655
Audit-related fees – acquisitions	1,000	4,905	10,000
Tax fees	--	--	--
All other fees	10,000	10,500	18,700
Total	$328,820	$300,125	$242,355

Part IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a)	Consolidated Financial Statements

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

23.1

Consent of EKS&H LLLP, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-206551, 333-186893 and 333-152210) and on Form S-3 (file number 333-202487) of their report dated June 7, 2017, included in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2017.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2017, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: June 7, 2017	By:	/s/John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/H. Stuart Campbell	Chairman of the Board of Directors	June 7, 2017
H. Stuart Campbell

/s/John J. Sullivan, Ph.D.	Chief Executive Officer, President,	June 7, 2017
John J. Sullivan, Ph.D.	Treasurer and Director

/s/John V. Sakys	Chief Financial	June 7, 2017
John V. Sakys	and Chief Accounting Officer and Secretary

/s/John B. Schmieder	Director	June 7, 2017
John B Schmieder

/s/Michael T. Brooks	Director	June 7, 2017
Michael T. Brooks

/s/Robert V. Dwyer	Director	June 7, 2017
Robert V. Dwyer

/s/Evan Guillemin	Director	June 7, 2017
Evan Guillemin

/s/David M. Kelly	Director	June 7, 2017
David M. Kelly