Form 10-Q
period 2017-06-30
MESA LABORATORIES INC /CO
filed 2017-08-01
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,758,914 shares of the Issuer’s common stock, no par value, outstanding as of July 25, 2017.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
3.	Quantitative and Qualitative Disclosures About Market Risk	19
4.	Controls and Procedures	19

Part II
1	Legal Proceedings	20
1A.	Risk Factors	20
2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
6.	Exhibits	20

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	June 30, 2017 (Unaudited)	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$2,976	$5,820
Accounts receivable, less allowances of $267 and $252, respectively	12,903	14,319
Inventories, net	13,376	13,873
Prepaid income taxes	1,676	587
Prepaid expenses and other	1,808	1,186
Assets held for sale	1,012	--
Total current assets	33,751	35,785

Property, plant and equipment, net	25,821	26,002
Intangibles, net	36,681	37,790
Goodwill	72,730	72,156

Total assets	$168,983	$171,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,338	$2,168
Accrued salaries and payroll taxes	2,934	4,350
Unearned revenues	4,033	4,117
Current portion of contingent consideration	1,165	1,294
Other accrued expenses	2,503	2,999
Income taxes payable	704	514
Current portion of long-term debt	1,250	1,125
Total current liabilities	14,927	16,567

Deferred income taxes	3,644	3,554
Long-term debt, net of debt issuance costs and current portion	49,303	53,675
Contingent consideration	118	116
Total liabilities	67,992	73,912

Commitments and Contingencies (Note 8)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,758,175 and 3,727,704 shares, respectively	27,428	25,925
Retained earnings	74,572	73,656
Accumulated other comprehensive loss	(1,009)	(1,760)
Total stockholders’ equity	100,991	97,821

Total liabilities and stockholders’ equity	$168,983	$171,733

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,
	2017	2016

Revenues	$22,673	$21,114
Cost of revenues	10,002	9,100
Gross profit	12,671	12,014

Operating expenses
Selling	2,679	2,424
General and administrative	6,857	5,980
Research and development	1,153	1,035
Total operating expenses	10,689	9,439

Operating income	1,982	2,575
Other expense, net	679	406

Earnings before income taxes	1,303	2,169

Income tax benefit (expense)	214	(239)

Net income	$1,517	$1,930

Net income per share:
Basic	$0.41	$0.53
Diluted	0.39	0.51

Weighted average common shares outstanding:
Basic	3,736	3,646
Diluted	3,923	3,802

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended June 30,
	2017	2016

Net Income	$1,517	$1,930

Other comprehensive income, net of tax:
Foreign currency translation	751	50

Total comprehensive income	$2,268	$1,980

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,517	$1,930
Depreciation and amortization	2,278	2,170
Stock-based compensation	540	429
Amortization of debt issuance costs	28	--
Deferred income taxes	90	138
Foreign currency adjustments	(176)	67
Adjustment to contingent consideration	300	--
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	1,416	2,890
Inventories, net	497	(67)
Prepaid expenses and other	(1,711)	(426)
Accounts payable	170	(66)
Accrued liabilities and taxes payable	(1,747)	(3,584)
Unearned revenues	(84)	40
Contingent consideration	(437)	111
Net cash provided by operating activities	2,681	3,632

Cash flows from investing activities:
Acquisitions	(62)	(2,565)
Purchases of property, plant and equipment	(1,505)	(3,456)
Net cash used in investing activities	(1,567)	(6,021)

Cash flows from financing activities:
Proceeds from the issuance of debt	--	1,500
Payments on debt	(4,250)	(750)
Dividends	(601)	(583)
Proceeds from the exercise of stock options	963	1,160
Net cash (used in) provided by financing activities	(3,888)	1,327

Effect of exchange rate changes on cash and cash equivalents	(70)	4

Net decrease in cash and cash equivalents	(2,844)	(1,058)
Cash and cash equivalents at beginning of period	5,820	5,695

Cash and cash equivalents at end of period	$2,976	$4,637

Cash paid for:
Income taxes	$658	$1,207
Interest	561	292

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	$--	$1,168

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Basis of Presentation

The accompanying condensed consolidated balance sheet as of March 31, 2017, has been derived from audited consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements have been prepared on the same basis as our annual audited consolidated financial statements and in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial statements. In the opinion of management, such unaudited information includes all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of this interim information. Operating results and cash flows for interim periods are not necessarily indicative of results that can be expected for the entire year. The information included in this report should be read in conjunction with our audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2017.

The summary of our significant accounting policies is incorporated by reference to our Annual Report on Form 10-K for the year ended March 31, 2017.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and we elected to early adopt ASU 2017-04 effective April 1, 2017. We do not anticipate that the adoption will have a significant impact on our consolidated financial statements.

Note 2 – Acquisitions

For the three months ended June 30, 2017, our acquisitions of businesses totaled $362,000, of which none were material in nature (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Note 3 – Inventories

Inventories consist of the following (in thousands):

	June 30, 2017	March 31, 2017
Raw materials	$10,770	$10,815
Work-in-process	365	342
Finished goods	3,801	3,604
Less: reserve	(1,560)	(888)
	$13,376	$13,873

Note 4 – Facility Relocation

In August 2016, we announced that we planned to shut down both our Omaha and Traverse City Biological Indicator manufacturing facilities and relocate those operations to the new Bozeman building. The move of those two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by the end of our year ending March 31, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017. We incurred $522,000 in relocation costs for the three months ended June 30, 2017, of which $291,000 and $231,000 are reflected in cost of revenues and general and administrative expense, respectively in the accompanying condensed consolidated statements of income. Facility relocation costs, which are associated with our Biological Indicators segment, are as follows for the three months ended June 30, 2017:

●	Retention bonuses for existing personnel of $207,000
●	Duplicative employment costs of $84,000
●	Moving costs of $231,000

Facility relocation amounts accrued and paid for the three months ended June 30, 2017 are as follows (in thousands):

Balance at March 31, 2017	$673
Facility relocation expense	522
Cash payments	(594)
Balance at June 30, 2017	$601

Subsequent to June 30, 2017, we completed the move from the Omaha facility and subsequently sold that building for $1,116,000 (net of commission costs) which resulted in a gain of $116,000. The Omaha facility is presented on the accompanying condensed consolidated balance sheets as assets held for sale.

Note 5 – Long-Term Debt

Long-term debt consists of the following (in thousands):

	June 30, 2017	March 31, 2017
Line of credit (3.25% at June 30, 2017)	$31,500	$35,500
Term loan (3.25% at June 30, 2017)	19,500	19,750
Less: discount	(447)	(450)
Less: current portion	(1,250)	(1,125)
Long-term portion	$49,303	$53,675

On March 1, 2017, we entered into a five-year agreement (the “Credit Facility”) for an $80,000,000 revolving line of credit (“Line of Credit”), a $20,000,000 term loan (“Term Loan”) and up to $2,500,000 of letters of credit with a banking syndicate of four banks. In addition, the Credit Facility provides a post-closing accordion feature which allows for the Company to request to increase the Line of Credit or Term Loan up to an additional $100,000,000. Funds from the Credit Facility may be used to pay down the previous credit facility, finance working capital needs and for general corporate purposes in the ordinary course of business (including, without limitation, permitted acquisitions).

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were compliant with the required covenants at June 30, 2017.

We incurred origination and debt issuance costs of $460,000 which are treated as a debt discount and are netted against amounts outstanding on the condensed consolidated balance sheets.

As of June 30, 2017, future contractual maturities of debt as are as follows (in thousands):

Year ending March 31,
2018	$875
2019	1,625
2020	2,125
2021	2,625
2022	43,750
$51,000

Note 6 – Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended June 30,
	2017	2016
Total cost of stock-based compensation charged against income before income taxes	$540	$429
Amount of income tax benefit (expense) recognized in earnings	89	(47)
Amount charged against net income	$629	$382
Impact on net income per common share:
Basic	$0.17	$0.10
Diluted	0.16	0.10

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

The following is a summary of stock option activity for the three months ended June 30, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2017	510,361	$75.78	5.0	$23,956
Stock options granted	93,435	122.77	5.8
Stock options forfeited	(5,866)	96.96	5.4
Stock options expired	--	--	--
Stock options exercised	(27,135)	54.41	--
Outstanding at June 30, 2017	570,795	84.27	5.0	$33,701

Exercisable at June 30, 2017	185,614	61.10	4.2	$15,260

The total intrinsic value of stock options exercised was $2,422,642 and $2,242,938 for the three months ended June 30, 2017 and 2016, respectively.

A summary of the status of our unvested stock option shares as of June 30, 2017 is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at March 31, 2017	373,766	$22.49
Stock options granted	93,435	38.83
Stock options forfeited	(5,866)	27.95
Stock options vested	(76,154)	20.92
Unvested at June 30, 2017	385,181	28.14

As of June 30, 2017, there was $9,120,867 of total unrecognized compensation expense related to unvested stock options. As of June 30, 2017, we have 715,803 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended
	June 30,
	2017	2016
Net income available for stockholders	$1,517	$1,930
Weighted average outstanding shares of common stock	3,736	3,646
Dilutive effect of stock options	187	156
Common stock and equivalents	3,923	3,802

Net income per share:
Basic	$0.41	$0.53
Diluted	0.39	0.51

For the three months ended June 30, 2017 and 2016, 117,000 and 184,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share as their inclusion would have been anti-dilutive.

Note 8- Commitments and Contingencies

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000, with payments made annually. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period).

Since the initial payment, the revenues for these products have significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which was paid in our third quarter ending December 31, 2016.). During the three months ended June 30, 2017 revenues continued to increase and after revising our forecast for the PCD product revenues through the end of the earn-out period, we recorded an additional $300,000 accrual, which is included in other income, net in the accompanying condensed statement of operations for the three months ended June 30, 2017. The remaining contingent consideration amount is also subject to additional modification at the end of the third year of the earn-out period (October 2017) based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

Note 9 – Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at March 31, 2017	$(1,760)	$(1,760)
Unrealized gains arising during the period	751	751
Balance at June 30, 2017	$(1,009)	$(1,009)

	Foreign Currency Translation	AOCI
Balance at March 31, 2016	$(1,151)	$(1,151)
Unrealized gains arising during the period	50	50
Balance at June 30, 2016	$(1,101)	$(1,101)

Note 10 - Segment Information

We have four reporting segments: Biological Indicators, Instruments, Cold Chain Monitoring and Cold Chain Packaging. The following tables set forth our segment information (in thousands):

	Three Months Ended June 30, 2017
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$10,183	$8,603	$2,917	$970	$22,673

Gross profit	$6,720	$4,908	$894	$149	12,671
Reconciling items (1)					(11,368)
Earnings before income taxes					$1,303

	Three Months Ended June 30, 2016
	Biological Indicators	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$9,467	$8,222	$2,317	$1,108	$21,114

Gross profit	$6,087	$4,849	$667	$411	12,014
Reconciling items (1)					(9,845)
Earnings before income taxes					$2,169

(1)	Reconciling items include selling, general and administrative, research and development, and other expenses

	June 30, 2017	March 31, 2017
Total assets
Biological Indicators	$69,430	$67,233
Instruments	36,449	40,805
Cold Chain Monitoring	33,961	35,789
Cold Chain Packaging	21,088	20,313
Corporate and administrative	8,055	7,593
	$168,983	$171,733

All long-lived assets are located in the United States except for $6,712,000 and $21,214,000 which are associated with our French and Canadian subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended
	June 30,
	2017	2016
Net revenues from unaffiliated customers:
United States	$13,011	$15,511
Foreign	9,662	5,603
	$22,673	$21,114

No foreign country exceeds ten percent of total revenues.

Note 11 – Income Taxes

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

Our effective income tax rate was (16.4) percent and 11.0 percent for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate for the three months ended June 30, 2017 differed from the statutory federal rate of 34 percent primarily due to the impact of share-based payment awards for employees (which was significant for the three months ended June 30, 2017), state income taxes, domestic manufacturing deductions and foreign rate differential. We anticipate that our effective tax rate for the year ending March 31, 2018 will approximate 35 to 38 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (which may vary significantly from year to year).

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 12 - Subsequent Event

In July 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2017, to shareholders of record at the close of business on August 31, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," “estimate,” "expect," "project," "anticipate," "intend," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2017, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets that have limited competition where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across eight physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Biological Indicators Division provides testing services, along with the manufacturing and marketing of biological indicators and distribution of chemical indicators used to assess the effectiveness of sterilization processes, including steam, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Gross profit is affected by our product mix, manufacturing efficiencies and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross margins for some products have improved. There are, however, differences in gross margin percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions. Accordingly, it may vary with sales levels. Labor costs and amortization of intangible assets drive the substantial majority of general and administrative expense. Research and development expense is predominantly comprised of labor costs and third party consultants.

Year Ending March 31, 2018 Acquisitions

During the year ending March 31, 2018, we completed the following acquisition:

In May 2017, we completed a business combination (the “Hucker Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Hucker & Hucker GmbH’s (“Hucker”) business segment associated with the distribution of our biological indicator products.

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

The markets for biological indicators and cold chain packaging products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for biological indicators is growing as more countries focus on verifying the effectiveness of sterilization processes.

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

Overall organic revenues growth for the three months ended June 30, 2017 was six percent resulting from organic increases of eight percent, five percent and 13 percent from the Biological Indicators, Instruments and Cold Chain Monitoring Divisions, respectively, partially offset by a decrease of 12 percent for the Cold Chain Packaging Division. We believe that the relocation of our Omaha facility to our new Bozeman facility (see Liquidity and Capital Resources for additional discussion) resulted in accelerated order rates by certain customers to ensure that they had adequate product to cover them through the move. We estimate that approximately $500,000 of Biological Indicator revenues were recognized during the three months ended June 30, 2017 that historically most likely would have been recognized in either our second or third quarter of this fiscal year. Absent this acceleration of BI revenues, organic growth would have been four percent and two percent for the overall company and the Biological Indicators Division, respectively.

Due to the recent introduction of new or modified products and the consolidation of other product sets, we elected to discontinue for sale certain products in our Instruments, Cold Chain Monitoring and Biological Indicator Divisions. As part of this process, we analyzed the remaining inventories associated with these products to determine future usability, which resulted in an increase in our inventory reserve for these products of $406,000. Overall gross margin percentage for the three months ended June 30, 2017 was 56 percent but would have been 58 percent without the impact of this additional inventory reserve.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2017	2016	Change	Change
Revenues	$22,673	$21,114	$1,559	7%
Cost of revenues	10,002	9,100	902	10%
Gross profit	$12,671	$12,014	$657	5%
Gross profit margin	56%	57%	(1)%

Operating expenses
Selling	$2,679	$2,424	$255	11%
General and administrative	6,857	5,980	877	15%
Research and development	1,153	1,035	118	11%
	$10,689	$9,439	$1,250	13%

Operating income	$1,982	$2,575	$(593)	(23)%
Net income	$1,517	$1,930	(413)	(21)%
Net profit margin	7%	9%	(2)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2017	2016	Change	Change
Biological Indicators	$10,183	$9,467	$716	8%
Instruments	8,603	8,222	381	5%
Cold Chain Monitoring	2,917	2,317	600	26%
Cold Chain Packaging	970	1,108	(138)	(12)%
Total	$22,673	$21,114	$1,559	7%

Three months ended June 30, 2017 versus June 30, 2016

Biological Indicators revenues increased primarily due to organic growth of eight percent which was achieved through existing customers, expansion into new markets and price increases. We believe that the relocation of our Omaha facility to our new Bozeman facility yielded an accelerated order rate by certain customers to ensure that they had adequate product to cover them through the move. We estimate that approximately $500,000 of Biological Indicator revenues were recognized during the three months ended June 30, 2017 that historically most likely would have been recognized in either our second or third quarter of this fiscal year. Absent this acceleration of BI revenues, organic growth would have been two percent for the Biological Indicators Division.

Instruments revenues increased by five percent primarily due to timing of orders in the prior year and modest price increases in the current year.

Cold Chain Monitoring revenues increased by 26 percent primarily due to the FreshLoc Acquisition and organic growth of 13 percent. Organic growth in this division fluctuates quarter over quarter due to the timing of customer acceptance of certain installations and the nature and timing of orders within any given quarter.

Cold Chain Packaging revenues decreased 12 percent. We anticipate that revenues will increase for the remaining quarters this year (as compared to the results for the three months ended June 30, 2017) primarily due to the seasonality of the product line.

Gross Profit

The following summarizes our gross profit by operating segment (in thousands, except percent data):

	Three Months Ended June 30,			Percent
	2017	2016	Change	Change
Biological Indicators	$6,720	$6,087	$633	10%
Gross profit margin	66%	64%	2%

Instruments	4,908	4,849	59	1%
Gross profit margin	57%	59%	(2)%

Cold Chain Monitoring	894	667	227	34%
Gross profit margin	31%	29%	2%

Cold Chain Packaging	149	411	(262)	(64)%
Gross profit margin	15%	37%	(22)%

Total gross profit	$12,671	$12,014	$657	5%
Gross profit margin	56%	57%	(1)%

Three months ended June 30, 2017 versus June 30, 2016

Biological Indicators gross profit margin percentage increased primarily due to volume based efficiencies associated with increased revenues and the impact of using internally manufactured biological indicators for our dental sterilizer testing business as opposed to the prior year where we were contractually committed to purchase a significant portion of those biological indicators from an outside supplier at a significantly higher price, partially offset by $291,000 of facility relocation costs (see Note 4 in Item 1. Financial Statements).

Instruments gross profit margin percentage decreased primarily due to product and services mix and a $163,000 increase in the related inventory reserve due to the decision to discontinue for sale certain instruments products, partially offset by certain volume based efficiencies associated with the increase in revenues in certain product lines. The gross margin percentage for Instruments would have been 59 percent without the additional inventory reserve.

Cold Chain Monitoring gross profit margin percentage increased primarily due to volume based efficiencies associated with increased revenues and the impact of the FreshLoc Acquisition, partially offset by a $216,000 increase in the related inventory reserve due to the decision to discontinue for sale certain Cold Chain Monitoring products. The gross margin percentage for Cold Chain Monitoring would have been 38 percent without the additional inventory reserve.

Cold Chain Packaging gross profit margin percentage decreased primarily due to lower revenues. Revenues for this division are seasonal in nature while a certain portion of the cost of revenues are warehousing costs which are primarily fixed and as a result, fluctuations in revenues significantly impact the gross profit margin percentage for this division. We expect revenues (and corresponding gross profit margin percentages) to increase over the remaining quarters this year (as compared to the three months ended June 30, 2017) primarily due to the seasonality of the product line.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 increased as compared to the prior year as follows (in thousands):

Increase (Decrease)
Three Months Ended June 30, 2017
Selling	$255

General and administrative
Personnel	388
Facility relocation	231
Employee moving costs	307
Depreciation	158
Property taxes	69
Professional services	(170)
Other, net	(106)
877

Research and development	118

Operating expenses	$1,250

Selling

Three months ended June 30, 2017 versus June 30, 2016

Selling expense increased primarily due to additional personnel related to the 2017 acquisitions. As a percentage of revenues, selling expense increased to 12 percent as compared to 11 percent in the prior period.

General and administrative

Three months ended June 30, 2017 versus June 30, 2016

General and administrative expenses increased primarily due to increased personnel, facility relocation and employee moving costs, and depreciation, partially offset by a decrease in professional services.

Research and Development

Three months ended June 30, 2017 versus June 30, 2016

Research and development expenses increased as a result of the addition of new engineers to support existing and acquired businesses.

Other Expense

Other expense for the three months ended June 30, 2017 is comprised primarily of interest expense associated with our Credit Facility and $300,000 related to an additional accrual for the PCD earn-out (see Liquidity and Capital Resources for additional discussion).

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 35 to 38 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on the timing, volume, and nature of stock options exercised under our share-based incentive program. Net income for the three months ended June 30, 2017 was significantly impacted by $522,000 of facility relocation costs (see Liquidity and Capital Resources), $300,000 in PCD earn-out accruals, a $406,000 expense related to a reserve for inventory due to operational decisions to end of life certain products and a lower effective tax rate due to the volume and nature of stock option exercises that generated a significant excess tax benefit. Otherwise, net income for the three months ended June 30, 2017 varied with the changes in revenues, gross profit and operating expenses (which includes $1,604,000 of non-cash amortization of intangible assets).

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

Due to continued organic and acquisition related growth, we outgrew the capacity of our current building in Bozeman, Montana and as a result, we built a new facility in the same general area. Construction began in July 2015 and we began to move employees into the facility beginning April 2017. We have spent $17,510,000 on the development of the building and the related land, which is included in property, plant and equipment, net on the accompanying consolidated balance sheets. While the building is now functional and in use, there are a few items that still need to be completed. We estimate that this work (approximately $200,000) will be completed during the second quarter of our year ending March 31, 2018.

In August 2016, we announced that we plan to shut down both our Omaha and Traverse City Biological Indicator manufacturing facilities and relocate those operations to the new Bozeman building. The move of these two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by the end of our year ending March 31, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017 and $522,000 was incurred during the three months ended June 30, 2017, which is reflected in cost of revenues in the accompanying consolidated statements of income (other than $231,000 which is included in general and administrative).

In July 2017, we completed the move from the Omaha facility and subsequently sold that building for $1,200,000. After completing the move of the old Bozeman facility, we expect to be able to sell that building for approximately $2,500,000.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $18,824,000 and $19,218,000 respectively, at June 30, 2017 and March 31, 2017.

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

As of July 31, 2017, we had $51,000,000 in outstanding indebtedness and unused capacity under our Credit Facility of $48,500,000.

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through June 30, 2017.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2018	2017
First quarter	$0.16	$0.16
Second quarter	-	0.16
Third quarter	-	0.16
Fourth quarter	-	0.16

In July 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2017, to shareholders of record at the close of business on August 31, 2017.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2017	2016
Net cash provided by operating activities	$2,681	$3,632
Net cash used in investing activities	(1,567)	(6,021)
Net cash (used in) provided by financing activities	(3,888)	1,327

Net cash provided by operating activities decreased primarily due to lower decreases in accounts receivable and a $1,676,000 increase in prepaid income taxes, partially offset by increases in accrued liabilities and taxes payable.

Net cash used in investing activities for the three months ended June 30, 2017 resulted primarily from the purchase of $1,505,000 of property, plant and equipment. Net cash used in investing activities for the three months ended June 30, 2016 resulted from $2,565,000 associated with the 2017 Acquisitions and the purchase of $3,456,000 of property, plant and equipment.

Net cash used in financing activities for the three months ended June 30, 2017 resulted from the repayment of debt of $4,250,000 and the payment of dividends of $601,000, partially offset by proceeds from the exercise of stock options of $963,000. Net cash provided by financing activities for the three months ended June 30, 2016 resulted from borrowings under our Credit Facility of $1,500,000 and proceeds from the exercise of stock options of $1,160,000, partially offset by the repayment of debt of $750,000 and the payment of dividends of $583,000.

At June 30, 2017, we had contractual obligations for open purchase orders of approximately $5,500,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the PCD Agreement, we are required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition meet certain levels. The potential consideration payable ranges from $0 to $1,500,000 and is based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000, with payments made annually. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period).

Since the initial payment, the revenues for these products have significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which was paid in our third quarter ending December 31, 2016.). During the three months ended June 30, 2017 revenues continued to increase and after revising our forecast for the PCD product revenues through the end of the earn-out period, we recorded an additional $300,000 accrual, which is included in other income, net in the accompanying condensed statement of operations for the three months ended June 30, 2017. The remaining contingent consideration amount is also subject to additional modification at the end of the third year of the earn-out period (October 2017) based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our process challenge device business and we will adjust the contingent liability on a go forward basis, based on then current information.

Critical Accounting Estimates

Our condensed consolidated financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the condensed consolidated financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2017 in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to foreign currency and commodity market risks.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at June 30, 2017.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2017. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the three months ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 8 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2017, under the heading “Part I – Item 1A. Risk Factors.”  There have been no material changes to those risk factors.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
April 2017	--	$--	162,486	137,514
May 2017	--	--	162,486	137,514
June 2017	--	--	162,486	137.514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: August 1, 2017	BY:	/s/ John J. Sullivan, Ph.D.
John J. Sullivan, Ph.D.
Chief Executive Officer

DATED: August 1, 2017	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer