Form 10-Q
period 2017-09-30
MESA LABORATORIES INC /CO
filed 2017-11-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,779,749 shares of the Issuer’s common stock, no par value, outstanding as of October 27, 2017.

Table of Contents

Part I
1.	Financial Statements1	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Income	2
	Condensed Consolidated Statements of Comprehensive Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	21
4.	Controls and Procedures	21

Part II
1	Legal Proceedings	22
1A.	Risk Factors	22
2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
6.	Exhibits	23

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	September 30, 2017 (Unaudited)	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$10,268	$5,820
Accounts receivable, less allowances of $245 and $252, respectively	12,187	14,319
Inventories, net	12,913	13,873
Prepaid income taxes	2,039	587
Prepaid expenses and other	1,975	1,186
Assets held for sale	1,934	--
Total current assets	41,316	35,785

Property, plant and equipment, net	23,760	26,002
Intangibles, net	35,443	37,790
Goodwill	73,414	72,156

Total assets	$173,933	$171,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,036	$2,168
Accrued salaries and payroll taxes	3,420	4,350
Unearned revenues	3,805	4,117
Current portion of contingent consideration	1,165	1,294
Other accrued expenses	2,649	2,999
Income taxes payable	--	514
Current portion of long-term debt	1,375	1,125
Total current liabilities	14,450	16,567

Deferred income taxes	3,698	3,554
Long-term debt, net of debt issuance costs and current portion	50,455	53,675
Contingent consideration	92	116
Total liabilities	68,695	73,912

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,779,717 and 3,727,704 shares, respectively	28,974	25,925
Retained earnings	76,325	73,656
Accumulated other comprehensive loss	(61)	(1,760)
Total stockholders’ equity	105,238	97,821

Total liabilities and stockholders’ equity	$173,933	$171,733

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(Unaudited)

(In thousands except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Revenues	$22,954	$24,409	$45,627	$45,523
Cost of revenues	9,721	10,685	19,723	19,785
Gross profit	13,233	13,724	25,904	25,738

Operating expenses
Selling	2,288	2,694	4,967	5,118
General and administrative	6,412	5,973	13,269	11,953
Research and development	885	1,045	2,038	2,080
Total operating expenses	9,585	9,712	20,274	19,151

Operating income	3,648	4,012	5,630	6,587
Other expense, net	542	800	1,221	1,206

Earnings before income taxes	3,106	3,212	4,409	5,381

Income taxes	753	854	539	1,093

Net income	$2,353	$2,358	$3,870	$4,288

Net income per share:
Basic	$0.63	$0.64	$1.03	$1.17
Diluted	0.60	0.62	0.98	1.12

Weighted average common shares outstanding:
Basic	3,764	3,669	3,754	3,657
Diluted	3,935	3,831	3,934	3,816

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net Income	$2,353	$2,358	$3,870	$4,288

Other comprehensive income (loss), net of tax:
Foreign currency translation	948	(185)	1,699	(135)

Total comprehensive income	$3,301	$2,173	$5,569	$4,153

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$3,870	$4,288
Depreciation and amortization	4,531	4,411
Stock-based compensation	985	841
Amortization of debt issuance costs	55	--
Deferred income taxes	144	138
Foreign currency adjustments	(533)	(28)
Gain on disposition of assets	(116)	--
Adjustment to contingent consideration	300	--
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	2,132	1,900
Inventories, net	960	(348)
Prepaid expenses and other	(2,241)	(509)
Accounts payable	(132)	661
Accrued liabilities and taxes payable	(1,819)	(5,392)
Unearned revenues	(312)	(39)
Contingent consideration	(456)	(4,594)
Net cash provided by operating activities	7,368	1,329

Cash flows from investing activities:
Acquisitions	(62)	(3,401)
Proceeds from sale of assets	1,133	--
Purchases of property, plant and equipment	(2,012)	(6,669)
Net cash used in investing activities	(941)	(10,070)

Cash flows from financing activities:
Proceeds from the issuance of debt	4,000	9,500
Payments on debt	(7,000)	(2,000)
Dividends	(1,201)	(1,169)
Proceeds from the exercise of stock options	2,064	1,767
Net cash (used in) provided by financing activities	(2,137)	8,098

Effect of exchange rate changes on cash and cash equivalents	158	18

Net increase (decrease) in cash and cash equivalents	4,448	(625)
Cash and cash equivalents at beginning of period	5,820	5,695

Cash and cash equivalents at end of period	$10,268	$5,070

Cash paid for:
Income taxes	$2,446	$3,140
Interest	1,007	588

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	--	1,822

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 - Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across ten physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Sterilization and Disinfection Control Division (formerly named the Biological Indicators Division) provides testing services, along with the manufacturing and marketing of both biological and cleaning indicators, and the marketing of chemical indicators used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

Note 2 - Acquisitions

For the six months ended September 30, 2017, our acquisitions of businesses totaled $62,000, of which none were material in nature (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Note 3 - Inventories

Inventories consist of the following (in thousands):

	September 30, 2017	March 31, 2017
Raw materials	$10,293	$10,815
Work-in-process	464	342
Finished goods	3,605	3,604
Less: reserve	(1,449)	(888)
	$12,913	$13,873

Note 4 - Facility Relocation

In August 2016, we announced that we planned to shut down both our Omaha and Traverse City biological indicator manufacturing facilities and relocate those operations to the new Bozeman building. The move of those two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by June 30, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017. We incurred $622,000 in relocation costs for the six months ended September 30, 2017, of which $353,000 and $269,000 are reflected in cost of revenues and general and administrative expense, respectively in the accompanying condensed consolidated statements of income. Facility relocation costs, which are associated with our Sterilization and Disinfection Control segment, are as follows for the six months ended September 30, 2017:

●	Retention bonuses for existing personnel of $259,000
●	Duplicative employment costs of $97,000
●	Moving costs of $266,000

Facility relocation amounts accrued and paid for the six months ended September 30, 2017 are as follows (in thousands):

Balance at March 31, 2017	$673
Facility relocation expense	622
Cash payments	(570)
Balance at September 30, 2017	$725

In July 2017, we completed the move from the Omaha facility and subsequently sold that building for $1,116,000 (net of commission costs) which resulted in a gain of $116,000 which is included in other expense, net in the accompanying condensed consolidated statements of net income for the six months ended September 30, 2017.

In July 2017, we put our old Bozeman facility up for sale. The assets associated with this facility are presented on the accompanying condensed consolidated balance sheets as of September 30, 2017 as assets held for sale.

Note 5 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	September 30, 2017	March 31, 2017
Line of credit (3.0% at September 30, 2017)	$33,000	$35,500
Term loan (3.0% at September 30, 2017)	19,250	19,750
Less: discount	(420)	(450)
Less: current portion	(1,375)	(1,125)
Long-term portion	$50,455	$53,675

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were compliant with the required covenants at September 30, 2017.

We incurred origination and debt issuance costs of $460,000 which are treated as a debt discount and are netted against amounts outstanding on the condensed consolidated balance sheets.

As of September 30, 2017, future contractual maturities of debt as are as follows (in thousands):

Year Ending March 31,
2018	$625
2019	1,625
2020	2,125
2021	2,625
2022	45,250
$52,250

In October 2017, we made a $1,000,000 payment under our Line of Credit and a draw of $7,000,000.

Note 6 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Total cost of stock-based compensation charged against income before income taxes	$445	$412	$985	$841
Amount of income tax benefit recognized in earnings	108	110	120	171
Amount charged against net income	$337	$302	$865	$670
Impact on net income per common share:
Basic	$0.09	$0.08	$0.23	$0.18
Diluted	0.09	0.08	$0.22	0.18

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

The following is a summary of stock option activity for the six months ended September 30, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2017	510,361	$75.78	5.0	$23,956
Stock options granted	95,605	123.09	5.5
Stock options forfeited	(40,661)	93.74	5.1
Stock options expired	(96)	97.78	4.5
Stock options exercised	(50,503)	61.09	--
Outstanding at September 30, 2017	514,706	84.58	4.8	$33,320

Exercisable at September 30, 2017	162,831	60.05	4.0	$14,536

The total intrinsic value of stock options exercised was $4,181,318 and $3,218,000 for the six months ended September 30, 2017 and 2016, respectively.

A summary of the status of our unvested stock option shares as of September 30, 2017, is as follows:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at March 31, 2016	373,766	$22.49
Stock options granted	95,605	39.00
Stock options forfeited	(40,661)	26.84
Stock options vested	(76,835)	20.93
Unvested at September 30, 2017	351,875	28.41

As of September 30, 2017, there was $7,860,927 of total unrecognized compensation expense related to unvested stock options. As of September 30, 2017, we have 740,379 shares available for future stock option grants.

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

The following table presents a reconciliation of the denominators used in the computation of net income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income available for shareholders	$2,353	$2,358	$3,870	$4,288
Weighted average outstanding shares of common stock	3,764	3,669	3,754	3,657
Dilutive effect of stock options	171	162	180	159
Common stock and equivalents	3,935	3,831	3,934	3,816

Net income per share:
Basic	$0.63	$0.64	$1.03	$1.17
Diluted	0.60	0.62	0.98	1.12

For both the three and six months ended September 30, 2017, 111,000 outstanding stock options were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

For the three and six months ended September 30, 2016, 112,000 and 120,000 outstanding stock options, respectively, were excluded from the calculation of diluted net income per share because their inclusion would have been anti-dilutive.

Note 8 - Commitments and Contingencies

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

Since the initial payment, the revenues for these products have significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which was paid in our third quarter ending December 31, 2016.). During the three months ended June 30, 2017 revenues continued to increase and after revising our forecast for the process challenge device (“PCD”) product revenues through the end of the earn-out period, we recorded an additional $300,000 accrual, which is included in other income, net in the accompanying condensed consolidated statement of income for the six months ended September 30, 2017. The remaining contingent consideration amount is also subject to additional modification at the end of the third year of the earn-out period ( October 2017) based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our PCD business and we will adjust the contingent liability on a go forward basis, based on then current information.

Note 9 - Comprehensive Income

The following table summarizes the changes in each component of accumulated other comprehensive income (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at June 30, 2017	$(1,009)	$(1,009)
Quarter ended September 30, 2017:
Unrealized gain arising during the period	948	948
Balance at September 30, 2017	$(61)	$(61)

	Foreign Currency Translation	AOCI
Balance at June 30, 2016	$(1,101)	$(1,101)
Quarter ended September 30, 2016:
Unrealized loss arising during the period	(185)	(185)
Balance at September 30, 2016	$(1,286)	$(1,286)

	Foreign Currency Translation	AOCI
Balance at March 31, 2017	$(1,760)	$(1,760)
Six months ended September 30, 2017:
Unrealized gain arising during the period	1,699	1,699
Balance at September 30, 2017	$(61)	$(61)

	Foreign Currency Translation	AOCI
Balance at March 31, 2016	$(1,151)	$(1,151)
Six months ended September 30, 2016:
Unrealized loss arising during the period	(135)	(135)
Balance at September 30, 2016	$(1,286)	$(1,286)

Note 10 - Segment Information

We have four reporting segments: Sterilization and Disinfection Control (formerly named Biological Indicators), Instruments, Cold Chain Monitoring and Cold Chain Packaging. The following tables set forth our segment information (in thousands):

	Three Months Ended September 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$9,985	$7,983	$3,151	$1,835	$22,954

Gross profit	$6,822	$4,963	$1,193	$255	13,233
Reconciling items (1)					(10,127)
Earnings before income taxes					$3,106

	Three Months Ended September 30, 2016
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$8,897	$8,693	$3,545	$3,274	$24,409

Gross profit	$5,833	$5,326	$1,657	$908	13,724
Reconciling items (1)					(10,512)
Earnings before income taxes					$3,212

	Six Months Ended September 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$20,168	$16,586	$6,068	$2,805	$45,627

Gross profit	$13,542	$9,871	$2,087	$404	25,904
Reconciling items (1)					(21,495)
Earnings before income taxes					$4,409

	Six Months Ended September 30, 2016
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$18,364	$16,915	$5,862	$4,382	$45,523

Gross profit	$11,920	$10,175	$2,324	$1,319	25,738
Reconciling items (1)					(20,357)
Earnings before income taxes					$5,381

(1)	Reconciling items include selling, general and administrative, research and development, and other expenses

	September 30, 2017	March 31, 2017
Total assets (in thousands):
Sterilization and Disinfection Control	$67,374	$67,233
Instruments	34,729	40,805
Cold Chain Monitoring	34,206	35,789
Cold Chain Packaging	21,763	20,313
Corporate and administrative	15,861	7,593
	$173,933	$171,733

All long-lived assets are located in the United States except for $5,730,000 and $21,968,000 which are associated with our French and Canadian subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net revenues from unaffiliated customers:
United States	$14,432	$15,403	$27,443	$30,914
Foreign	8,522	9,006	18,184	14,609
	$22,954	$24,409	$45,627	$45,523

No foreign country exceeds 10 percent of total revenues.

Note 11 - Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax income. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees, settlements with taxing authorities and foreign currency fluctuations.

Our effective income tax rate was 24.2 percent and 26.6 percent for the three months ended September 30, 2017 and 2016, respectively, and 12.2 percent and 20.3 percent for the six months ended September 30, 2017 and 2016, respectively. The effective tax rate for the three and six months ended September 30, 2017 differed from the statutory federal rate of 34 percent primarily due to the impact of share-based payment awards for employees (which was significant for the three and six months ended September 30, 2017), state income taxes, domestic manufacturing deductions and foreign rate differential. We anticipate that our effective tax rate for the year ending March 31, 2018 will approximate 36 percent to 39 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (which may vary significantly from year to year).

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 12 - Subsequent Event

In October 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2017, to shareholders of record at the close of business on November 30, 2017.

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

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across ten physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, environmental air sampling and semiconductor industries. Our Sterilization and Disinfection Control Division provides testing services, along with the manufacturing and marketing of both biological and cleaning indicators, and the marketing of chemical indicators used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and other laboratory and industrial environments. Our Cold Chain Monitoring Division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Our revenues come from two main sources – product sales and services. Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Sterilization and Disinfection and Control products and many of the packaging products of our Cold Chain Packaging Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products and cold chain monitoring systems and products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and cold chain monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

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

Selling expense is driven primarily by labor costs, including salaries and commissions. Accordingly, it may vary with sales levels. Labor costs and amortization of intangible assets drive the substantial majority of general and administrative expense. Research and development expense is predominantly comprised of labor costs and third-party consultants.

Year Ending March 31, 2018 Acquisitions

During the year ending March 31, 2018, we completed the following two acquisitions (the “2018 Acquisitions”):

In October 2017, we completed a business combination (the “Simicon Acquisition”) whereby we acquired the common stock of SIMICON GMBH (“Simicon”), a company whose business manufactures both biological and cleaning indicators.

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

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions. During the year ending March 31, 2018, we continue to build our infrastructure to prepare for future growth, including the relocation of our Omaha, Traverse City and old Bozeman biological indicator manufacturing facilities into the new Bozeman building, the addition of key personnel to our operations, sales and marketing, and research and development teams and the rollout of phase three of our ERP implementation project (European operations).

The markets for sterilization and disinfection control products and cold chain packaging products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for sterilization and disinfection control products is growing as more countries focus on verifying the effectiveness of sterilization and disinfection processes.

In general, our instruments products and cold chain services and monitoring systems are more impacted by general economic conditions than our sterilization and disinfection control and cold chain packaging products. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases. However, demand for our instruments products, and cold chain services and monitoring systems remains solid and we strive to continue to grow revenues going forward.

We are working on several research and development projects that, if completed, may result in new products for both existing customers and new markets. We are hopeful that we will have new products available for sale in the coming year.

Overall organic revenues decline for the three months ended September 30, 2017 was seven percent resulting from organic decreases of eight percent, 21 percent and 44 percent from the Instruments, Cold Chain Monitoring and Cold Chain Packaging Divisions, respectively, partially offset by an increase of 12 percent for the Sterilization and Disinfection Control Division. Overall organic revenues decline for the six months ended September 30, 2017 was one percent resulting from organic decreases of two percent, eight percent and 36 percent from the Instruments, Cold Chain Monitoring and Cold Chain Packaging Divisions, respectively, partially offset by an increase of 10 percent for the Sterilization and Disinfection Control Division

Due to the recent introduction of new or modified products and the consolidation of other product sets, during the three months ended June 30, 2017, we elected to discontinue for sale certain products in our Instruments, Cold Chain Monitoring and Sterilization and Disinfection Control Divisions. As part of this process, we analyzed the remaining inventories associated with these products to determine future usability, which resulted in an increase in our inventory reserve for these products of $406,000. Overall gross margin percentage for the six months ended September 30, 2017 was 57 percent but would have been 58 percent without the impact of this additional inventory reserve.

During the six months ended September 30, 2017 our Cold Chain Packaging segment lost the business of one of our larger customers. Additionally, we determined that current year revenues from our largest customer will be significantly decreased as compared to revenues from the same customer for the year ended March 31, 2017.   As a result of these two factors and the significant time involved in the sales-cycle for this product set, we believe that revenues for this segment will now be approximately $2,000,000 to $3,000,000 lower for the year ending March 31, 2018 as compared to the year ended March 31, 2017.  In addition, the lower revenues will also lead to lower gross margin percentages as a certain portion of the cost of revenues are personnel and warehousing costs which are primarily fixed and as a result, fluctuations in revenues significantly impact the gross profit margin percentage.  We are currently evaluating this segment to determine the likelihood that the revenues from our largest customer will return to prior levels going forward, to determine how confident we are in our ability to grow the business in the future through new customer acquisition, and to determine what cost cutting measures can be implemented, if any, to increase the related gross margin percentage.  We are hopeful to have these evaluations substantially completed by December 31, 2017, and depending on the findings, it is possible that we may determine that it is more likely than not that this segment is impaired.  If we are required to perform an impairment analysis, any resulting impairment charge most likely will be material to our results of operations in the period in which it is recorded.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$22,954	$24,409	$(1,455)	(6)%
Cost of revenues	9,721	10,685	(964)	(9)%
Gross profit	$13,233	$13,724	$(491)	(4)%
Gross profit margin	58%	56%	2%

Operating expenses
Selling	$2,288	$2,694	$(406)	(15)%
General and administrative	6,412	5,973	439	7%
Research and development	885	1,045	(160)	(15)%
	$9,585	$9,712	$(127)	(1)%

Operating income	$3,648	$4,012	$(364)	(9)%
Net income	2,353	2,358	(5)	--%
Net profit margin	10%	10%	--%

	Six Months Ended September 30,			Percent
	2017	2016	Change	Change
Revenues	$45,627	$45,523	$104	--%
Cost of revenues	19,723	19,785	(62)	--%
Gross profit	$25,904	$25,738	$166	1%
Gross profit margin	57%	57%	--%

Operating expenses
Selling	$4,967	$5,118	$(151)	(3)%
General and administrative	13,269	11,953	1,316	11%
Research and development	2,038	2,080	(42)	(2)%
	$20,274	$19,151	$1,123	6%

Operating income	$5,630	$6,587	$(957)	(15)%
Net income	3,870	4,288	(418)	(10)%
Net profit margin	8%	9%	(1)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$9,985	$8,897	$1,088	12%
Instruments	7,983	8,693	(710)	(8)%
Cold Chain Monitoring	3,151	3,545	(394)	(11)%
Cold Chain Packaging	1,835	3,274	(1,439)	(44)%
Total	$22,954	$24,409	$(1,455)	(6)%

	Six Months Ended September 30,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$20,168	$18,364	$1,804	10%
Instruments	16,586	16,915	(329)	(2)%
Cold Chain Monitoring	6,068	5,862	206	4%
Cold Chain Packaging	2,805	4,382	(1,577)	(36)%
Total	$45,627	$45,523	$104	--%

Three and six months ended September 30, 2017 versus September 30, 2016

Sterilization and Disinfection Control revenues for the three and six months ended September 30, 2017 increased primarily due to organic growth of 12 percent and 10 percent, respectively which was achieved through existing customers, expansion into new markets, price increases and the continued strengthening of the Euro.

Instruments revenues for the three and six months ended September 30, 2017 decreased due to organic decreases of eight percent and two percent, respectively. The decrease for the three months ended September 30, 2017 is primarily due to the slower than expected adoption of an updated medical product and the discontinuation of its predecessor and the timing of orders between the first and second quarters of our year ending March 31, 2018.

Cold Chain Monitoring revenues for the three months ended September 30, 2017 decreased due to organic decreases of 21 percent, partially offset by revenues related to the FreshLoc Acquisition. Cold Chain Monitoring revenues for the six months ended September 30, 2017 increased primarily due to the FreshLoc Acquisition, partially offset by organic decreases of eight percent. Revenues in this division fluctuate quarter over quarter due to the timing of customer acceptance of certain installations and the nature and timing of orders within any given quarter.

Cold Chain Packaging revenues for the three and six months ended September 30, 2017 decreased due to organic decreases of 44 percent and 36 percent, respectively. The decreases were primarily due to a lower order rate based on timing issues with our largest customer (which accounted for approximately half of division revenues for the year ended March 31, 2017) and longer than expected sales cycles. See General Trends and Outlook above for additional discussion.

Gross Profit

The following summarizes our gross profit by segment (in thousands, except percent data):

	Three Months Ended September 30,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$6,822	$5,833	$989	17%
Gross profit margin	68%	66%	2%

Instruments	4,963	5,326	(363)	(7)%
Gross profit margin	62%	61%	1%

Cold Chain Monitoring	1,193	1,657	(464)	(28)%
Gross profit margin	38%	47%	(9)%

Cold Chain Packaging	255	908	(653)	(72)%
Gross profit margin	14%	28%	(14)%

Total gross profit	$13,233	$13,724	$(491)	(4)%
Gross profit margin	58%	56%	2%

	Six Months Ended September 30,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$13,542	$11,920	$1,622	14%
Gross profit margin	67%	65%	2%

Instruments	9,871	10,175	(304)	(3)%
Gross profit margin	60%	60%	--%

Cold Chain Monitoring	2,087	2,324	(237)	(10)%
Gross profit margin	34%	40%	(6)%

Cold Chain Packaging	404	1,319	(915)	(69)%
Gross profit margin	14%	30%	(16)%

Total gross profit	$25,904	$25,738	$166	1%
Gross profit margin	57%	57%	--%

Three and six months ended September 30, 2017 versus September 30, 2016

Sterilization and Disinfection Control gross profit margin percentage increased for the three and six months ended September 30, 2017 primarily due to volume based efficiencies associated with increased revenues and the impact of using internally manufactured biological indicators for our dental sterilizer testing business as opposed to the prior year where we were contractually committed to purchase a significant portion of those biological indicators from an outside supplier at a significantly higher price, partially offset by $353,000 of facility relocation costs (see Note 4 in Item 1. Financial Statements).

Instruments gross margin percentage increased for the three months ended September 30, 2017 primarily due to product and service mix, partially offset by the loss of certain volume based efficiencies associated with the decrease in revenues. Instruments gross margin percentage was flat for the six months ended September 30, 2017 primarily due to a $163,000 increase in the related inventory reserve due to the decision to discontinue for sale certain instruments products and the loss of certain volume based efficiencies associated with the decrease in revenues.

Cold Chain Monitoring gross profit margin percentage decreased for the three months ended September 30, 2017 primarily due to product and service mix and the loss of certain volume based efficiencies associated with the decrease in revenues. Cold Chain Monitoring gross profit margin percentage decreased for the six months ended September 30, 2017 primarily due to a $216,000 increase in the related inventory reserve due to the decision to discontinue for sale certain Cold Chain Monitoring products and product and service mix.

Cold Chain Packaging gross profit margin percentage for the three and six months ended September 30, 2017 decreased primarily due to lower revenues. A certain portion of the cost of revenues are personnel and warehousing costs which are primarily fixed and as a result, fluctuations in revenues significantly impact the gross profit margin percentage for this division. See General Trends and Outlook above for additional discussion.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2017 (decreased) increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended September 30, 2017	Six Months Ended September 30, 2017
Selling	$(406)	$(151)

General and administrative
Personnel	166	769
Employee moving	--	307
Acquisition related	220	268
Depreciation	(25)	135
Property taxes	70	140
Professional services	80	(131)
Other, net	(72)	(172)
	439	1,316

Research and development	(160)	(42)

Operating expenses	$(127)	$1,123

Selling

Three and six months ended September 30, 2017 versus September 30, 2016

Selling expense for the three and six months ended September 30, 2017 decreased primarily due to reductions of selling personnel, trade show activities and outside commissions. As a percentage of revenues, selling expense was 10 percent and 11 percent for the three and six months ended September 30, 2017, respectively as compared to 11 percent for both the three and six months ended September 30, 2016.

Historically selling expense approximates 10 percent to 12 percent of revenues.

General and Administrative

Three and six months ended September 30, 2017 versus September 30, 2016

General and administrative expenses for the three months ended September 30, 2017 increased primarily due to increased personnel, acquisition related, property taxes and professional services expenses.

General and administrative expenses for the six months ended September 30, 2017 increased primarily due to increased personnel, employee moving, acquisition related, depreciation and property taxes expenses, partially offset by decreases in professional services.

Research and Development

Three and six months ended September 30, 2017 versus September 30, 2016

Research and development expenses for the three and six months ended September 30, 2017 decreased due to a decrease in engineers and materials and supplies necessary to support existing businesses during the three months ended September 30, 2017.

Other Expense

Other expense for the three months ended September 30, 2017 is comprised primarily of interest expense associated with our Credit Facility, partially offset by a $116,000 gain from the sale of our Omaha facility.

Other expense for the six months ended September 30, 2017 is comprised primarily of interest expense associated with our Credit Facility and $300,000 related to an additional accrual for the PCD earn-out (see Liquidity and Capital Resources for additional discussion), partially offset by a $116,000 gain from the sale of our Omaha facility.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go forward basis, our effective tax rate will approximate 36 percent to 39 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on the timing, volume, and nature of stock options exercised under our share-based payment program. Net income for the six months ended September 30, 2017 was significantly impacted by $622,000 of facility relocation costs (see Liquidity and Capital Resources), $300,000 in PCD earn-out accruals, $307,000 of employee moving expenses, a $406,000 expense related to a reserve for inventory due to operational decisions to end of life certain products and a lower effective tax rate due to the volume and nature of stock option exercises that generated a significant excess tax benefit. Otherwise, net income for the six months ended September 30, 2017 varied with the changes in revenues, gross profit and operating expenses (which includes $3,228,000 of non-cash amortization of intangible assets).

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

Due to continued organic and acquisition related growth, we outgrew the capacity of our current building in Bozeman, Montana and as a result, we built a new facility in the same general area. Construction began in July 2015 and was completed in September 2017. We spent $17,650,000 on the development of the building and the related land, which is included in property, plant and equipment, net on the accompanying condensed consolidated balance sheets.

In August 2016, we announced that we plan to shut down both our Omaha and Traverse City Biological Indicator manufacturing facilities and relocate those operations to the new Bozeman building. The move of these two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by June 30, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017 and $622,000 was incurred during the six months ended September 30, 2017, which is reflected in cost of revenues in the accompanying condensed consolidated statements of income (other than $269,000 which is included in general and administrative).

In July 2017, we completed the move from the Omaha facility and subsequently sold that building for $1,116,000 (net of commission costs). After completing the move of the old Bozeman facility, we expect to be able to sell that building for approximately $2,500,000.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $26,866,000 and $19,218,000 respectively, at September 30, 2017 and March 31, 2017.

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

As of October 31, 2017, we had $58,250,000 in outstanding indebtedness and unused capacity under our Credit Facility of $41,000,000 (subject to covenant restrictions).

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through September 30, 2017.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2018	2017
First quarter	$0.16	$0.16
Second quarter	0.16	0.16
Third quarter	-	0.16
Fourth quarter	-	0.16

In October 2017, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2017, to shareholders of record at the close of business on November 30, 2017.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$7,368	$1,329
Net cash used in investing activities	(941)	(10,070)
Net cash (used in) provided by financing activities	(2,137)	8,098

Net cash provided by operating activities for the six months ended September 30, 2017 increased primarily due to a $960,000 decrease of inventories in the current period and the payment of $4,594,000 of contingent consideration and $5,392,000 in accrued salaries, taxes and various other accrued expenses in the prior period, partially offset by an increase in prepaid expenses and other in the current period.

Net cash used in investing activities for the six months ended September 30, 2017 resulted from $62,000 associated with the 2018 Acquisitions and the purchase of $2,012,000 of property, plant and equipment, partially offset by $1,133,000 of proceeds associated with the sale of the Omaha facility. Net cash used in investing activities for the six months ended September 30, 2016 resulted from $3,401,000 associated with the 2017 Acquisitions and the purchase of $6,669,000 of property, plant and equipment.

Net cash used in financing activities for the six months ended September 30, 2017 resulted from the repayment of debt of $7,000,000 and the payment of dividends of $1,201,000, partially offset by borrowings under our Credit Facility of $4,000,000 and proceeds from the exercise of stock options of $2,064,000. Net cash provided by financing activities for the six months ended September 30, 2016 resulted from borrowings under our Credit Facility of $9,500,000 and proceeds from the exercise of stock options of $1,767,000, partially offset by the repayment of debt of $2,000,000 and the payment of dividends of $1,169,000.

At September 30, 2017, we had contractual obligations for open purchase orders of approximately $3,600,000 for routine purchases of supplies and inventory, which are payable in less than one year.

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

Since the initial payment, the revenues for these products have significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which was paid in our third quarter ending December 31, 2016.). During the three months ended June 30, 2017 revenues continued to increase and after revising our forecast for the PCD product revenues through the end of the earn-out period, we recorded an additional $300,000 accrual, which is included in other income, net in the accompanying condensed consolidated statement of income for the three months ended June 30, 2017. The remaining contingent consideration amount is also subject to additional modification at the end of the third year of the earn-out period (October 2017) based upon the actual revenues earned over the contingent consideration period. Any changes to the contingent consideration ultimately paid will result in additional income or expense in our condensed consolidated statements of income. We will continue to monitor the results of our PCD business and we will adjust the contingent liability on a go forward basis, based on then current information.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. Approximately ten percent of our revenues are exposed to foreign currency risk, of which all is within stable markets, minimizing our exposure to foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at September 30, 2017.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2017. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the six months ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
July 2017	--	$--	162,486	137,514
August 2017	--	--	162,486	137,514
September 2017	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 6, 2017	BY:	/s/ Gary M. Owens.
Gary M. Owens Chief Executive Officer

DATED: November 6, 2017	BY:	/s/ John V. Sakys
John V. Sakys Chief Financial Officer