Form 10-Q
period 2017-12-31
MESA LABORATORIES INC /CO
filed 2018-02-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,783,158 shares of the Issuer’s common stock, no par value, outstanding as of January 26, 2018.

Table of Contents

Part I
1.	Financial Statements	1
	Condensed Consolidated Balance Sheets	1
	Condensed Consolidated Statements of Operations	2
	Condensed Consolidated Statements of Comprehensive (Loss) Income	3
	Condensed Consolidated Statements of Cash Flows	4
	Notes to Condensed Consolidated Financial Statements	5
2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
3.	Quantitative and Qualitative Disclosures About Market Risk	21
4.	Controls and Procedures	22

Part II
1	Legal Proceedings	22
1A.	Risk Factors	22
2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
6.	Exhibits	23

	Signatures

	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)
	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350
	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share amounts)

	December 31, 2017 (Unaudited)	March 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$5,843	$5,820
Accounts receivable, less allowances of $201 and $252, respectively	12,361	14,319
Inventories, net	10,454	13,873
Prepaid income taxes	2,158	587
Prepaid expenses and other	1,339	1,186
Assets held for sale	1,934	--
Total current assets	34,089	35,785

Property, plant and equipment, net	23,956	26,002
Intangibles, net	44,436	37,790
Goodwill	65,296	72,156

Total assets	$167,777	$171,733

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,029	$2,168
Accrued salaries and payroll taxes	3,235	4,350
Unearned revenues	3,675	4,117
Current portion of contingent consideration	709	1,294
Other accrued expenses	3,249	2,999
Income taxes payable	--	514
Current portion of long-term debt	1,500	1,125
Total current liabilities	14,397	16,567

Deferred income taxes	4,115	3,554
Long-term debt, net of debt issuance costs and current portion	54,608	53,675
Other long-term liabilities	210	116
Total liabilities	73,330	73,912

Commitments and Contingencies (Note 9)

Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,781,806 and 3,727,704 shares, respectively	29,694	25,925
Retained earnings	64,633	73,656
Accumulated other comprehensive income (loss)	120	(1,760)
Total stockholders’ equity	94,447	97,821

Total liabilities and stockholders’ equity	$167,777	$171,733

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

(In thousands except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Revenues	$23,671	$23,843	$69,298	$69,366
Cost of revenues	10,990	10,306	30,713	30,091
Gross profit	12,681	13,537	38,585	39,275

Operating expenses
Selling	1,942	2,409	6,909	7,527
General and administrative	6,256	5,881	19,525	17,834
Research and development	752	861	2,790	2,941
Impairment loss on goodwill	13,819	--	13,819	--
Total operating expenses	22,769	9,151	43,043	28,302

Operating (loss) income	(10,088)	4,386	(4,458)	10,973
Other expense, net	438	506	1,659	1,712

(Loss) earnings before income taxes	(10,526)	3,880	(6,117)	9,261

Income taxes	560	628	1,099	1,721

Net (loss) income	$(11,086)	$3,252	$(7,216)	$7,540

Net (loss) income per share:
Basic	$(2.93)	$0.88	$(1.92)	$2.06
Diluted	(2.93)	0.84	(1.92)	1.97

Weighted average common shares outstanding:
Basic	3,781	3,688	3,765	3,668
Diluted	3,781	3,868	3,765	3,835

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(Unaudited)

(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net (loss) income	$(11,086)	$3,252	$(7,216)	$7,540

Other comprehensive income (loss), net of tax:
Foreign currency translation	181	(634)	1,880	(769)

Total comprehensive (loss) income	$(10,905)	$2,618	$(5,336)	$6,771

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended December 31,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(7,216)	$7,540
Depreciation and amortization	6,981	6,609
Stock-based compensation	1,423	1,221
Amortization of debt issuance costs	83	--
Impairment loss on goodwill	13,819	--
Change in inventory reserve	2,120	(507)
Deferred income taxes	(1,077)	418
Foreign currency adjustments	(255)	(17)
Gain on disposition of assets	(116)	--
Adjustment to contingent consideration	300	--
Change in assets and liabilities, net of effects of acquisitions
Accounts receivable, net	2,621	2,369
Inventories	1,414	97
Prepaid expenses and other	(1,687)	(1,094)
Accounts payable	(139)	96
Accrued liabilities and taxes payable	(1,751)	(4,401)
Unearned revenues	(442)	(484)
Contingent consideration	(905)	(5,076)
Net cash provided by operating activities	15,173	6,771

Cash flows from investing activities:
Acquisitions	(15,433)	(6,618)
Proceeds from sale of assets	1,133	--
Purchases of property, plant and equipment	(2,540)	(9,367)
Net cash used in investing activities	(16,840)	(15,985)

Cash flows from financing activities:
Proceeds from the issuance of debt	11,000	11,500
Payments on debt	(9,750)	(3,750)
Dividends	(1,807)	(1,760)
Proceeds from the exercise of stock options	2,346	2,815
Net cash provided by financing activities	1,789	8,805

Effect of exchange rate changes on cash and cash equivalents	(99)	119

Net increase (decrease) in cash and cash equivalents	23	(290)
Cash and cash equivalents at beginning of period	5,820	5,695

Cash and cash equivalents at end of period	$5,843	$5,405

Cash paid for:
Income taxes	$4,191	$4,188
Interest	1,477	913

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	--	1,822

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

Note 1 -Description of Business and Summary of Significant Accounting Policies

Description of Business

Mesa Laboratories, Inc. was incorporated under the laws of the State of Colorado on March 26, 1982. The terms “we,” “us,” “our,” the “Company” or “Mesa” are used in this report to refer collectively to the parent company and the subsidiaries through which our various businesses are conducted. We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across ten physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene and environmental air sampling industries. Our Sterilization and Disinfection Control Division (formerly named the Biological Indicators Division) provides testing services, along with the manufacturing and marketing of both biological and cleaning indicators, and the marketing of chemical indicators used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and other laboratory and industrial environments. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

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

We plan to adopt ASU 2014-09 and its amendments on a modified retrospective basis and are continuing to assess all future impacts of the guidance by reviewing our current contracts with customers to identify potential differences that could result from applying the new guidance. Based on our review, we expect that the adoption of ASU 2014-09 will not have a material impact on our consolidated financial statements. As we continue our assessment, we are also identifying and preparing to implement minor changes to our accounting policies and practices, business processes, systems and controls to support the new revenue recognition and disclosure requirements. Our assessment will be completed during the year ending March 31, 2018.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. ASU 2017-04 is required to be applied prospectively and we elected to early adopt ASU 2017-04 effective April 1, 2017.

Note 2 – Acquisitions

For the nine months ended December 31, 2017, our acquisitions of businesses totaled $15,433,000, of which none were material in nature (see Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations).

Note 3 – Impairment Loss on Goodwill

During the nine months ended December 31, 2017, revenues in our Cold Chain Packaging reporting segment decreased significantly as compared to the same period in the prior year primarily due to a significant decrease in revenues from our largest customer and the loss of the business of one of our larger customers. During the three months ended December 31, 2017 we completed a detailed review of the cold chain packaging business and concluded that long and difficult sales-cycles associated with this product set, when coupled with higher than previously contemplated costs for operating and expanding the necessary infrastructure to support revenues growth have resulted in a forecast of lower than expected revenues, gross margin percentages and overall profitability as compared to our original model for this business. Based on these facts, we concluded that we had a triggering event requiring assessment of impairment for certain of our long-lived assets associated with the Cold Chain Packaging reporting segment. As a result, we reviewed the long-lived assets associated with this reporting segment and recorded a $13,819,000 impairment charge related to goodwill, which is included in impairment loss on goodwill on the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2017. The impairment loss was measured using a market approach utilizing an EBITA multiple model. The remaining goodwill and intangible assets associated with this segment are $1,434,000 and $4,340,000, respectively as of December 31, 2017.

Note 4 - Inventories

Inventories consist of the following (in thousands):

	December 31, 2017	March 31, 2017
Raw materials	$9,886	$10,815
Work-in-process	411	342
Finished goods	3,165	3,604
Less: reserve	(3,008)	(888)
	$10,454	$13,873

Note 5 – Facility Relocation

In August 2016, we announced that we planned to shut down both our Omaha and Traverse City manufacturing facilities and relocate those operations to the new Bozeman building. The move of those two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by June 30, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017. We incurred $772,000 in relocation costs for the nine months ended December 31, 2017, of which $503,000 and $269,000 are reflected in cost of revenues and general and administrative expense, respectively, in the accompanying condensed consolidated statements of operations. Facility relocation costs, which are associated with our Sterilization and Disinfection reporting segment, are as follows for the nine months ended December 31, 2017:

●	Retention bonuses for existing personnel of $305,000
●	Duplicative employment costs of $97,000
●	Moving costs of $370,000

Facility relocation amounts accrued and paid for the nine months ended December 31, 2017 are as follows (in thousands):

Balance at March 31, 2017	$673
Facility relocation expense	772
Cash payments	(1,082)
Balance at December 31, 2017	$363

In July 2017, we completed the move from the Omaha facility and subsequently sold that building for $1,116,000 (net of commission costs) which resulted in a gain of $116,000 which is included in other expense, net in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2017.

In July 2017, we put our old Bozeman facility up for sale. The assets associated with this facility are presented on the accompanying condensed consolidated balance sheets as of December 31, 2017 as assets held for sale.

Note 6 - Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2017	March 31, 2017
Line of credit (3.44% at December 31, 2017)	$37,500	$35,500
Term loan (3.63% at December 31, 2017)	19,000	19,750
Less: discount	(392)	(450)
Less: current portion	(1,500)	(1,125)
Long-term portion	$54,608	$53,675

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

Line of Credit and Term Loan indebtedness bears interest at either: (1) LIBOR, as defined in the agreement, plus an applicable margin ranging from 1.50% to 2.50%; or (2) the alternate base rate (“ABR”), which is the greater of JPMorgan’s prime rate or the federal funds effective rate or the overnight bank funding rate plus 0.5%. We elect the interest rate with each borrowing under the line of credit. In addition, there is an unused line fee of 0.15% to 0.35%. Letter of credit fees are based on the applicable LIBOR rate.

The Term Loan requires 20 quarterly principal payments (the first due date was March 31, 2017) in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined in the agreement, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were compliant with the required covenants at December 31, 2017.

We incurred origination and debt issuance costs of $460,000 which are treated as a debt discount and are netted against amounts outstanding on the condensed consolidated balance sheets.

As of December 31, 2017, future contractual maturities of debt are as follows (in thousands):

Year Ending March 31,
2018	$375
2019	1,625
2020	2,125
2021	2,625
2022	49,750
$56,500

In January 2018, we made a $3,500,000 payment under our Line of Credit.

Note 7 - Stock-Based Compensation

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Total cost of stock-based compensation charged against (loss) income before income taxes	$438	$380	$1,423	$1,221
Amount of income tax (expense) benefit recognized in earnings	(99)	328	893	1,027
Amount charged against net (loss) income	$537	$52	$530	$194
Impact on net (loss) income per common share:
Basic	$0.14	$0.01	$0.14	$0.05
Diluted	0.14	0.01	$0.14	0.05

Stock-based compensation expense is included in cost of revenues, selling, and general and administrative expense in the accompanying condensed consolidated statements of operations.

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

The following is a summary of stock option activity for the nine months ended December 31, 2017:

	Number of Shares	Weighted- Average Exercise Price per Share	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000s)
Outstanding at March 31, 2017	510,361	$75.78	5.0	$23,956
Stock options granted	95,605	123.09	5.3
Stock options forfeited	(52,833)	95.29	4.8
Stock options expired	(964)	79.87	3.1
Stock options exercised	(51,496)	61.27	--
Outstanding at December 31, 2017	500,673	84.24	4.5	$20,092

Exercisable at December 31, 2017	164,475	60.13	3.8	$10,554

The total intrinsic value of stock options exercised was $4,243,000 and $4,701,000 for the nine months ended December 31, 2017 and 2016, respectively.

A summary of the status of our unvested stock option shares as of December 31, 2017, is as follows:

	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at March 31, 2017	373,766	$22.49
Stock options granted	95,605	39.00
Stock options forfeited	(52,833)	27.42
Stock options vested	(80,340)	20.85
Unvested at December 31, 2017	336,198	28.47

As of December 31, 2017, we have issued 8,400 shares of restricted stock, with vesting periods ranging from five to seven years. No shares have vested as of December 31, 2017.

As of December 31, 2017, there was $7,513,000 of total unrecognized compensation expense related to unvested stock options and shares of restricted stock. As of December 31, 2017, we have 749,608 shares available for future grants.

Note 8 - Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted net (loss) income per share is computed similarly to basic net (loss) income per share, except that it includes the potential dilution that could occur if dilutive securities were exercised.

The following table presents a reconciliation of the denominators used in the computation of net (loss) income per share - basic and diluted (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net (loss) income available for shareholders	$(11,086)	$3,252	$(7,216)	$7,540
Weighted average outstanding shares of common stock	3,781	3,688	3,765	3,668
Dilutive effect of stock options	--	180	--	167
Common stock and equivalents	3,781	3,868	3,765	3,835

Net (loss) income per share:
Basic	$(2.93)	$0.88	$(1.92)	$2.06
Diluted	(2.93)	0.84	(1.92)	1.97

For both the three and nine months ended December 31, 2017, 501,000 outstanding stock options were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

For the three and nine months ended December 31, 2016, 3,000 and 110,000 outstanding stock options, respectively, were excluded from the calculation of diluted net (loss) income per share because their inclusion would have been anti-dilutive.

Note 9- Commitments and Contingencies

Under the terms of the PCD Agreement, we were required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition met certain levels. The potential consideration payable ranged from $0 to $1,500,000 and was based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000, with payments made annually. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period).

Since the initial payment, the revenues for these products significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which was paid in our third quarter ending December 31, 2016). During the three months ended June 30, 2017 revenues continued to increase and after revising our forecast for the process challenge device (“PCD”) product revenues through the end of the earn-out period, we recorded an additional $300,000 accrual, which is included in other income, net in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2017. We paid the remaining contingent consideration due of $450,000 in November 2017.

Note 10 – Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in each component of accumulated other comprehensive income (loss) (“AOCI”), net of tax (in thousands):

	Foreign Currency Translation	AOCI
Balance at September 30, 2017	$(61)	$(61)
Quarter ended December 31, 2017:
Unrealized gain arising during the period	181	181
Balance at December 31, 2017	$120	$120

	Foreign Currency Translation	AOCI
Balance at September 30, 2016	$(1,286)	$(1,286)
Quarter ended December 31, 2016:
Unrealized loss arising during the period	(634)	(634)
Balance at December 31, 2016	$(1,920)	$(1,920)

	Foreign Currency Translation	AOCI
Balance at March 31, 2017	$(1,760)	$(1,760)
Nine months ended December 31, 2017:
Unrealized gain arising during the period	1,880	1,880
Balance at December 31, 2017	$120	$120

	Foreign Currency Translation	AOCI
Balance at March 31, 2016	$(1,151)	$(1,151)
Nine months ended December 31, 2016:
Unrealized loss arising during the period	(769)	(769)
Balance at December 31, 2016	$(1,920)	$(1,920)

Note 11 - Segment Information

We have four reporting segments: Sterilization and Disinfection Control (formerly named Biological Indicators), Instruments, Cold Chain Monitoring and Cold Chain Packaging. The following tables set forth our segment information (in thousands):

	Three Months Ended December 31, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$10,630	$8,182	$3,267	$1,592	$23,671

Gross profit (loss)	$7,134	$5,150	$(43)	$440	12,681
Reconciling items (1)					(23,207)
Loss before income taxes					$(10,526)

	Three Months Ended December 31, 2016
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$9,248	$9,013	$3,102	$2,480	$23,843

Gross profit	$6,066	$5,706	$1,254	$511	13,537
Reconciling items (1)					(9,657)
Earnings before income taxes					$3,880

	Nine Months Ended December 31, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$30,798	$24,768	$9,335	$4,397	$69,298

Gross profit	$20,676	$15,021	$2,044	$844	38,585
Reconciling items (1)					(44,702)
Loss before income taxes					$(6,117)

	Nine Months Ended December 31, 2016
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$27,612	$25,928	$8,964	$6,862	$69,366

Gross profit	$17,986	$15,881	$3,578	$1,830	39,275
Reconciling items (1)					(30,014)
Earnings before income taxes					$9,261

(1)	Reconciling items include selling, general and administrative, research and development, impairment and other expenses

	December 31, 2017	March 31, 2017
Total assets (in thousands):
Sterilization and Disinfection Control	$83,101	$67,233
Instruments	33,819	40,805
Cold Chain Monitoring	31,198	35,789
Cold Chain Packaging	7,381	20,313
Corporate and administrative	12,278	7,593
	$167,777	$171,733

All long-lived assets are located in the United States except for $5,823,000, $7,484,000 and $16,807,000 which are associated with our French, Canadian and German subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Net revenues from unaffiliated customers:
United States	$14,221	$13,844	$41,664	$44,758
Foreign	9,450	9,999	27,634	24,608
	$23,671	$23,843	$69,298	$69,366

No foreign country exceeds 10 percent of total revenues.

Note 12 – Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax (loss) income. Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. Additionally, the tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, impairments of non-deductible goodwill, excess benefits from stock-based compensation, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, settlement with taxing authorities, and foreign currency fluctuations.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S., making significant changes to U.S. tax law. The TCJA reduces the U.S. federal corporate income tax rate from 34 percent to 21 percent, requires companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new taxes on certain foreign-sourced earnings, repeals the Section 199 deduction, and imposes limitations on executive compensation under Section 162(m). During the quarter ended December 31, 2017, we revised our estimated annual effective tax rate to reflect the change in the federal statutory rate. The rate change results in the Company using a blended statutory rate for the annual period of 30.9 percent.

Shortly thereafter, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the TCJA.

Accordingly, as of December 31, 2017, we have not completed our accounting for the tax effects of the TCJA. However, we made a reasonable estimate of the one-time transition tax and recognized a provisional tax liability of $285,000. We also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was a benefit of $722,000. Overall, the TCJA resulted in a net tax benefit of $437,000. Such amount was recorded as a discrete tax benefit and is included as a component of income tax expense in the accompanying condensed consolidated statements of operations for the three and nine months ending December 31, 2017.

Our effective income tax rate was (5.3) percent and 16.2 percent for the three months ended December 31, 2017 and 2016, respectively, and (18.0) percent and 18.6 percent for the nine months ended December 31, 2017 and 2016, respectively. The effective tax rate for the three and nine months ended December 31, 2017 differed from the statutory federal rate of 30.9 percent primarily due to the impact of the impairment of non-deductible goodwill, the TCJA, share-based payment awards for employees (which was significant for the nine months ended December 31, 2017), state income taxes, domestic manufacturing deductions and foreign rate differential.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 13 - Subsequent Event

In January 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2018, to shareholders of record at the close of business on February 28, 2018.

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

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets where we can establish a strong presence and achieve high gross margins. We are organized into four divisions across ten physical locations. Our Instruments Division designs, manufactures and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene and environmental air sampling industries. Our Sterilization and Disinfection Control Division (formerly named the Biological Indicators Division) provides testing services, along with the manufacturing and marketing of both biological and cleaning indicators, and the marketing of chemical indicators used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device and pharmaceutical industries. Our Cold Chain Monitoring Division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and other laboratory and industrial environments. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials and phase-change products to control temperature during transport.

Our revenues come from two main sources – product sales and services. Product sales are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Sterilization and Disinfection Control products and many of the packaging products of our Cold Chain Packaging Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products and cold chain monitoring systems and products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and cold chain monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

Gross profit is affected by our product mix, manufacturing efficiencies and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross margin percentages for some products have improved. There are, however, differences in gross margin percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions. Accordingly, it may vary with sales levels. Labor costs and amortization of intangible assets drive the substantial majority of general and administrative expense. Research and development expense is predominantly comprised of labor costs and third-party consultants.

Year Ending March 31, 2018 Acquisitions

During the year ending March 31, 2018, we completed the following three acquisitions (the “2018 Acquisitions”):

In November 2017, we completed a business combination (the “BAG Acquisition”) whereby we acquired substantially all of the assets and certain liabilities of BAG Health Care GmbH’s (“BAG”) Hygiene Monitoring business which is comprised of the distribution of biological, chemical and cleaning indicator products;

In October 2017, we completed a business combination (the “Simicon Acquisition”) whereby we acquired the common stock of SIMICON GmbH (“Simicon”), a company whose business manufactures both biological and cleaning indicators; and

In May 2017, we completed a business combination (the “Hucker Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Hucker & Hucker GmbH’s (“Hucker”) business segment associated with the distribution of our biological indicator products.

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

General Trends and Outlook

Our strategic objectives include growth both organically and through further acquisitions. During the year ending March 31, 2018, we continue to build our infrastructure to prepare for future growth, including the relocation of our Omaha, Traverse City and old Bozeman manufacturing facilities into the new Bozeman building, the addition of key personnel to our operations, sales and marketing, and research and development teams and the rollout of phase three of our ERP implementation project (European operations).

The markets for sterilization and disinfection control products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for sterilization and disinfection control products is growing as more countries focus on verifying the effectiveness of sterilization and disinfection processes.

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

Overall revenues declined one percent, while organic revenues declined four percent, for the three months ended December 31, 2017, resulting from organic decreases of nine and 36 percent from the Instruments and Cold Chain Packaging Divisions, respectively, partially offset by increases of seven and three percent for the Sterilization and Disinfection Control and Cold Chain Monitoring Divisions, respectively. Overall revenues were flat, while organic revenues declined two percent, for the nine months ended December 31, 2017 resulting from organic decreases of four, four and 36 percent from the Instruments, Cold Chain Monitoring and Cold Chain Packaging Divisions, respectively, partially offset by an increase of nine percent for the Sterilization and Disinfection Control Division.

During the three months ended June 30, 2017, we elected to discontinue for sale certain products in our Instruments, Cold Chain Monitoring and Sterilization and Disinfection Control Divisions due to the recent introduction of new or modified products and the consolidation of other product sets.  As part of this process, we analyzed the remaining inventories associated with these products to determine future usability and reserved against what we believed to be excess or obsolete, resulting in an increase in our inventory reserve of $406,000 (of which $216,000 related to the Cold Chain Monitoring Division).  At this time, we also established a plan to liquidate certain Cold Chain Monitoring raw material components related to the above-mentioned discontinued products.  During both the three months ended September 30, 2017 and December 31, 2017, we subjected additional inventories to our liquidation program due to the discontinuance or winding-down of additional older product sets resulting from the release of our new ViewPoint operating platform.  During the three months ended December 31, 2017, it became evident that our liquidation program was ineffective, and we determined that a significant amount of these inventories was not recoverable as previously planned.  As such, we increased our Cold Chain Monitoring inventory reserve by $1,700,000.  Company-wide gross margin percentage for the three and nine months ended December 31, 2017 was 54 and 56 percent, respectively but would have been 61 and 59 percent, respectively without the impact of these additional inventory reserves.

During the nine months ended December 31, 2017, revenues in our Cold Chain Packaging Division decreased significantly as compared to the same period in the prior year primarily due to a significant decrease in revenues from our largest customer and the loss of the business of one of our larger customers. Due to these two events, we believe that revenues for this segment will now be approximately $2,250,000 to $2,750,000 lower for the year ending March 31, 2018 as compared to the year ended March 31, 2017. During the three months ended December 31, 2017 we completed a detailed review of the cold chain packaging business and concluded that long and difficult sales-cycles associated with this product set, when coupled with higher than previously contemplated costs for operating and expanding the necessary infrastructure to support revenues growth, have resulted in a forecast of lower than expected revenues, gross margin percentages and overall profitability as compared to our original model for this business. Based on these facts, we concluded that we had a triggering event requiring assessment of impairment for certain of our long-lived assets associated with the Cold Chain Packaging Division. As a result, we reviewed the long-lived assets associated with this reporting segment and recorded a $13,819,000 impairment charge related to goodwill, which is included in impairment charge of goodwill on the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2017.

We will continue to monitor the operational results of our Cold Chain Packaging Division and if revenues, gross margin percentages and overall profitability fail to meet our revised projections, the remaining long-lived assets (including $1,434,000 of Goodwill and $4,340,000 of intangible assets as of December 31, 2017, respectively) could be subject to further impairment losses.

Results of Operations

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2017	2016	Change	Change
Revenues	$23,671	$23,843	$(172)	(1)%
Cost of revenues	10,990	10,306	684	(7)%
Gross profit	$12,681	$13,537	$(856)	(6)%
Gross profit margin	54%	57%	(3)%

Operating expenses
Selling	$1,942	$2,409	$(467)	(19)%
General and administrative	6,256	5,881	375	6%
Research and development	752	861	(109)	(13)%
Impairment loss on goodwill	13,819	--	13,819	--%
	$22,769	$9,151	$13,618	149%

Operating (loss) income	$(10,088)	$4,386	$(14,474)	(330)%
Net (loss) income	(11,086)	3,252	(14,338)	(441)%
Net (loss) income margin	(47)%	14%	(61)%

	Nine Months Ended December 31,			Percent
	2017	2016	Change	Change
Revenues	$69,298	$69,366	$(68)	--%
Cost of revenues	30,713	30,091	622	2%
Gross profit	$38,585	$39,275	$(690)	(2)%
Gross profit margin	56%	57%	(1)%

Operating expenses
Selling	$6,909	$7,527	$(618)	(8)%
General and administrative	19,525	17,834	1,691	9%
Research and development	2,790	2,941	(151)	(5)%
Impairment loss on goodwill	13,819	--	13,819	--%
	$43,043	$28,302	$14,741	52%

Operating (loss) income	$(4,458)	$10,973	$(15,431)	(141)%
Net (loss) income	(7,216)	7,540	(14,756)	(196)%
Net (loss) income margin	(10)%	11%	(21)%

Revenues

The following table summarizes our revenues by source (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$10,630	$9,248	$1,382	15%
Instruments	8,182	9,013	(831)	(9)%
Cold Chain Monitoring	3,267	3,102	165	5%
Cold Chain Packaging	1,592	2,480	(888)	(36)%
Total	$23,671	$23,843	$(172)	(1)%

	Nine Months Ended December 31,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$30,798	$27,612	$3,186	12%
Instruments	24,768	25,928	(1,160)	(4)%
Cold Chain Monitoring	9,335	8,964	371	4%
Cold Chain Packaging	4,397	6,862	(2,465)	(36)%
Total	$69,298	$69,366	$(68)	--%

Three and nine months ended December 31, 2017 versus December 31, 2016

Sterilization and Disinfection Control revenues for the three and nine months ended December 31, 2017 increased primarily due to the 2018 Acquisitions and organic growth of seven and nine percent, respectively which was achieved through existing customers, expansion into new markets, price increases and the continued strengthening of the Euro.

Instruments revenues for the three and nine months ended December 31, 2017 decreased due to organic decreases of nine and four percent, respectively. The decrease for both the three and nine months ended December 31, 2017 was primarily due to the slower than expected adoption of an updated medical product. We realized a normalization of the adoption rate of this product towards the end of the quarter and as such we ramped up production to meet anticipated future demand.

Cold Chain Monitoring revenues for the three months ended December 31, 2017 increased primarily due to organic growth of three percent and the FreshLoc Acquisition. Cold Chain Monitoring revenues for the nine months ended December 31, 2017 increased primarily due to the FreshLoc Acquisition, partially offset by organic decreases of four percent. Revenues in this division fluctuate quarter over quarter due to the timing of customer acceptance of certain installations and the nature and timing of orders within any given quarter.

Cold Chain Packaging revenues decreased organically by 36 percent for both the three and nine months ended December 31, 2017. The decreases were primarily due to a lower order rate based on timing issues with our largest customer (which accounted for approximately half of division revenues for the year ended March 31, 2017), the loss of a major customer, and longer than expected sales cycles. We anticipate that the order rate from our largest customer will begin to normalize during the three months ending March 31, 2018 and throughout our next fiscal year. See General Trends and Outlook above for additional discussion.

Gross Profit (Loss)

The following summarizes our gross profit (loss) by segment (in thousands, except percent data):

	Three Months Ended December 31,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$7,134	$6,066	$1,068	18%
Gross profit margin	67%	66%	1%

Instruments	5,150	5,706	(556)	(10)%
Gross profit margin	63%	63%	--%

Cold Chain Monitoring	(43)	1,254	(1,297)	(103)%
Gross profit margin	(1)%	40%	(42)%

Cold Chain Packaging	440	511	(71)	(14)%
Gross profit margin	28%	21%	7%

Total gross profit	$12,681	$13,537	$(856)	(6)%
Gross profit margin	54%	57%	(3)%

	Nine Months Ended December 31,			Percent
	2017	2016	Change	Change
Sterilization and Disinfection Control	$20,676	$17,986	$2,690	15%
Gross profit margin	67%	65%	2%

Instruments	15,021	15,881	(860)	(5)%
Gross profit margin	61%	61%	--%

Cold Chain Monitoring	2,044	3,578	(1,534)	(43)%
Gross profit margin	22%	40%	(18)%

Cold Chain Packaging	844	1,830	(986)	(54)%
Gross profit margin	19%	27%	(8)%

Total gross profit	$38,585	$39,275	$(690)	(2)%
Gross profit margin	56%	57%	(1)%

Three and nine months ended December 31, 2017 versus December 31, 2016

Sterilization and Disinfection Control gross profit margin percentage increased for the three and nine months ended December 31, 2017 primarily due to volume based efficiencies associated with increased revenues and the impact of using internally manufactured biological indicators for our dental sterilizer testing business as opposed to the prior year where we were contractually committed to purchase a significant portion of those biological indicators from an outside supplier at a significantly higher price.

Instruments gross margin percentage was flat for the three months ended December 31, 2017 primarily due to product and service mix, partially offset by the loss of certain volume-based efficiencies associated with a decrease in revenues. Instruments gross margin percentage was flat for the nine months ended December 31, 2017 primarily due to product and service mix, partially offset by the loss of certain volume-based efficiencies associated with a decrease in revenues and a $163,000 increase in the related inventory reserve due to the decision to discontinue for sale certain instruments products.

Cold Chain Monitoring gross profit margin percentage decreased for the three months ended December 31, 2017 due to a $1,700,000 increase in the related inventory reserve (see General Trends and Outlook above for additional discussion), partially offset by product and service mix.  Cold Chain Monitoring gross profit margin percentage decreased for the nine months ended December 31, 2017 primarily due to a $1,916,000 increase in the related inventory reserve (see General Trends and Outlook above for additional discussion), partially offset by product and service mix.  Excluding the impact of these additional reserves for inventory, gross profit percentage would have been 51 and 42 percent, respectively for the three and nine months December 31, 2017.

Cold Chain Packaging gross profit margin percentage for the three months ended December 31, 2017 increased primarily due to customer mix. Cold Chain Packaging gross profit margin percentage for the nine months ended December 31, 2017 decreased primarily due to lower revenues. A certain portion of the cost of revenues are personnel and warehousing costs which are primarily fixed and as a result, fluctuations in revenues significantly impact the gross profit margin percentage for this division. See General Trends and Outlook above for additional discussion.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2017 increased as compared to the prior year as follows (in thousands):

	Increase (Decrease)
	Three Months Ended December 31, 2017	Nine Months Ended December 31, 2017
Selling	$(467)	$(618)

General and administrative
Personnel	(322)	217
Employee moving	--	525
Acquisition related	290	557
Amortization	219	412
Depreciation	(17)	121
Property taxes	76	211
Professional services	(13)	(179)
Other, net	142	(173)
	375	1,691

Research and development	(109)	(151)

Impairment loss on goodwill	13,819	13,819

Operating expenses	$13,618	$14,741

Selling

Three and nine months ended December 31, 2017 versus December 31, 2016

Selling expense for the three and nine months ended December 31, 2017 decreased primarily due to reductions of selling personnel, trade show activities and outside commissions. As a percentage of revenues, selling expense was eight and 10 percent for the three and nine months ended December 31, 2017, respectively as compared to 10 and 11 percent for the three and nine months ended December 31, 2016.

Historically selling expense approximates 10 percent to 12 percent of revenues.

General and Administrative

Three and nine months ended December 31, 2017 versus December 31, 2016

General and administrative expenses for the three months ended December 31, 2017 increased primarily due to acquisition related and amortization expenses, partially offset by a decrease in personnel expenses.

General and administrative expenses for the nine months ended December 31, 2017 increased primarily due to increased personnel, employee moving, acquisition related and amortization expenses, partially offset by decreases in professional services expenses.

Research and Development

Three and nine months ended December 31, 2017 versus December 31, 2016

Research and development expenses for the three and nine months ended December 31, 2017 decreased due to a streamlining of the necessary engineers and materials and supplies required to support existing businesses during the three and nine months ended December 31, 2017.

Impairment Loss on Goodwill

Three and nine months ended December 31, 2017 versus December 31, 2016

Impairment loss on goodwill for the three and nine months ended December 31, 2017 is associated with our Packaging Division. See General Trends and Outlook above for additional discussion.

Other Expense

Other expense for the three months ended December 31, 2017 is comprised primarily of interest expense associated with our Credit Facility.

Other expense for the nine months ended December 31, 2017 is comprised primarily of interest expense associated with our Credit Facility and $300,000 related to an additional accrual for the PCD earn-out (see Liquidity and Capital Resources for additional discussion), partially offset by a $116,000 gain from the sale of our Omaha facility.

Net Income

Our income tax rate varies based upon many factors (please see Note 12, Item 1. Financial Statements for additional discussion). Net income for the nine months ended December 31, 2017 was also significantly impacted by a $13,819,000 impairment loss on goodwill  (see General Trends and Outlook above for additional discussion), $772,000 of facility relocation costs (see Liquidity and Capital Resources), $300,000 in PCD earn-out accruals, $256,000 of employee moving expenses not related to the Bozeman facility relocation and a $2,106,000 expense related to a reserve for inventory due to operational decisions to end of life certain products and other slow moving inventory. Otherwise, net income for the nine months ended December 31, 2017 varied with the changes in revenues, gross profit and operating expenses (which includes $5,062,000 of non-cash amortization of intangible assets).

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

In August 2016, we announced that we plan to shut down both our Omaha and Traverse City manufacturing facilities and relocate those operations to the new Bozeman building. The move of these two facilities, along with the current Bozeman operations, began in March 2017 and is estimated to be completed by June 30, 2018. We estimate that the total costs of the relocation will be $2,100,000 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) of which $725,000 was incurred during the year ended March 31, 2017 and $772,000 was incurred during the nine months ended December 31, 2017, which is reflected in cost of revenues in the accompanying condensed consolidated statements of operations (other than $269,000 which is included in general and administrative).

In July 2017, we completed the move from the Omaha facility and subsequently sold that building for $1,116,000 (net of commission costs). After completing the move of the old Bozeman facility, we expect to be able to sell that building for approximately $2,500,000.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $19,692,000 and $19,218,000 respectively, at December 31, 2017 and March 31, 2017.

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

Line of Credit and Term Loan indebtedness bears interest at either: (1) LIBOR, as defined in the agreement, plus an applicable margin ranging from 1.5% to 2.50%; or (2) the alternate base rate (“ABR”), which is the greater of JPMorgan’s prime rate or the federal funds effective rate or the overnight bank funding rate plus 0.5%. We elect the interest rate with each borrowing under the line of credit. In addition, there is an unused line fee of 0.15% to 0.35%. Letter of credit fees are based on the applicable LIBOR rate.

The Term Loan requires 20 quarterly principal payments (the first due date was March 31, 2017) in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022.

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined in the agreement, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0.

As of January 31, 2018, we had $53,000,000 in outstanding indebtedness and unused capacity under our Credit Facility of $46,000,000 (subject to covenant restrictions).

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

On November 7, 2005, our Board of Directors authorized a program to repurchase up to 300,000 shares of our outstanding common stock. Under the plan, the shares may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares purchased will be canceled and repurchases will be made with existing cash reserves. We do not maintain a set policy or schedule for our buyback program. We have purchased 162,486 shares of common stock under this program from inception through December 31, 2017.

We have been paying regular quarterly dividends since 2003. Dividends per share paid by quarter were as follows:

	Year Ending March 31,
	2018	2017
First quarter	$0.16	$0.16
Second quarter	0.16	0.16
Third quarter	0.16	0.16
Fourth quarter	-	0.16

In January 2018, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2018, to shareholders of record at the close of business on February 28, 2018.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2017	2016
Net cash provided by operating activities	$15,173	$6,771
Net cash used in investing activities	(16,840)	(15,985)
Net cash provided by financing activities	1,789	8,805

Net cash provided by operating activities for the nine months ended December 31, 2017 increased primarily due to a $1,414,000 decrease of inventories (net of the impact of increases in the reserve for inventory) and, in the previous period, the payment of $5,076,000 of contingent consideration and an increase of $4,401,000 in accrued liabilities and taxes payable, partially offset by an increase in prepaid expenses and other.

Net cash used in investing activities for the nine months ended December 31, 2017 resulted from $15,433,000 associated with the 2018 Acquisitions and the purchase of $2,540,000 of property, plant and equipment, partially offset by $1,133,000 of proceeds associated with the sale of the Omaha facility. Net cash used in investing activities for the nine months ended December 31, 2016 resulted from $6,618,000 associated with the 2017 Acquisitions and the purchase of $9,367,000 of property, plant and equipment.

Net cash provided by financing activities for the nine months ended December 31, 2017 resulted from borrowings under our Credit Facility of $11,000,000 and proceeds from the exercise of stock options of $2,346,000, partially offset by the repayment of debt of $9,750,000 and the payment of dividends of $1,807,000. Net cash provided by financing activities for the nine months ended December 31, 2017 resulted from borrowings under our Credit Facility of $11,500,000 and proceeds from the exercise of stock options of $2,815,000, partially offset by the repayment of debt of $3,750,000 and the payment of dividends of $1,760,000.

At December 31, 2017, we had contractual obligations for open purchase orders of approximately $3,200,000 for routine purchases of supplies and inventory, which are payable in less than one year.

Under the terms of the PCD Agreement, we were required to pay contingent consideration if the cumulative revenues for our process challenge device business for the three years subsequent to the acquisition met certain levels. The potential consideration payable ranged from $0 to $1,500,000 and was based upon a sliding scale of three-year cumulative revenues between $9,900,000 and $12,600,000, with payments made annually. Based upon both historical and projected growth rates, we initially recorded $300,000 of contingent consideration payable which represented our best estimate of the amount that would ultimately be paid. We paid $150,000 of the contingent consideration during the year ended March 31, 2016 (based upon the then current run rate projected over the entire three-year contingent consideration period).

Since the initial payment, the revenues for these products significantly increased and as a result, during the year ended March 31, 2017 we recorded an additional $450,000 accrual (which was paid in our third quarter ending December 31, 2016). During the three months ended June 30, 2017 revenues continued to increase and after revising our forecast for the process challenge device (“PCD”) product revenues through the end of the earn-out period, we recorded an additional $300,000 accrual, which is included in other income, net in the accompanying condensed consolidated statement of operations for the nine months ended December 31, 2017. We paid the remaining contingent consideration due of $450,000 in November 2017.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. Approximately 15 percent of our revenues are exposed to foreign currency risk, of which all is within stable markets, minimizing our exposure to foreign currency fluctuations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective at December 31, 2017.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no significant changes in our internal control over financial reporting that occurred during the nine months ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 9 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding any legal proceedings in which we may be involved.

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

Changes in applicable tax regulations could negatively affect our financial results.

We are subject to taxation in the United States as well as a number of foreign jurisdictions. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The changes included in the TCJA are both broad and complex. The final transitional impacts of the TCJA may differ from the estimates provided elsewhere in this report, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the company has utilized to calculate the transitional impacts, including impacts related to changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries.

As these and other tax laws and related regulations change, our financial results could be materially impacted. Given the unpredictability of these possible changes and their potential interdependency, it is very difficult to assess whether the overall effect of such potential tax changes would be cumulatively positive or negative for our earnings and cash flow, but such changes could adversely impact our financial results

A significant disruption in, or breach in security of, our information technology systems or violation of data privacy laws could adversely affect our business, reputation and consolidated financial statements.

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

While we select our third-party vendors carefully (including the provider of our ERP system), we don’t control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes or cyber-attacks and security breaches at a vendor could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business.

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

	Shares Purchased	Average Price Paid	Total Shares Purchased as Part of Publicly Announced Plan	Remaining Shares to Purchase Under Plan
October 2017	--	$--	162,486	137,514
November 2017	--	--	162,486	137,514
December 2017	--	--	162,486	137,514
Total	--	--

Item 6. Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 6, 2018	BY:	/s/ Gary M. Owens.
Gary M. Owens
Chief Executive Officer

DATED: February 6, 2018	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer