Form 10-Q
period 2018-06-30
MESA LABORATORIES INC /CO
filed 2018-07-31
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,848,192 shares of the Issuer’s common stock, no par value, outstanding as of July 27, 2018.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	June 30, 2018 (unaudited)	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$7,400	$5,469
Accounts receivable, less allowances of $140 and $179, respectively	12,472	14,302
Inventories, net	8,632	9,228
Prepaid income taxes	--	273
Prepaid expenses and other	2,394	782
Assets held for sale	1,934	1,934
Total current assets	32,832	31,988
Property, plant and equipment, net	23,298	23,593
Deferred taxes	121	127
Intangibles, net	40,113	42,850
Goodwill	65,094	65,543
Total assets	$161,458	$164,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,873	$2,380
Accrued salaries and payroll taxes	2,900	4,284
Current portion of long-term debt	1,750	1,625
Unearned revenues	3,830	3,921
Current portion of contingent consideration	49	709
Income taxes payable	916	1,008
Other accrued expenses	3,321	3,363
Total current liabilities	15,639	17,290
Deferred taxes	2,522	2,621
Long-term debt, net of debt issuance costs and current portion	37,662	44,635
Other long-term liabilities	184	194
Total liabilities	56,007	64,740
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,848,025 and 3,801,439 shares, respectively	34,298	30,516
Retained earnings	71,901	68,281
Accumulated other comprehensive (loss) income	(748)	564
Total stockholders’ equity	105,451	99,361
Total liabilities and stockholders’ equity	$161,458	$164,101

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2018	2017

Revenues	$25,142	$22,673
Cost of revenues	10,051	10,002
Gross profit	15,091	12,671
Operating expenses:
Selling	1,890	2,679
General and administrative	7,600	6,857
Research and development	837	1,153
Total operating expenses	10,327	10,689
Operating income	4,764	1,982
Other expense, net	364	679
Earnings before income taxes	4,400	1,303
Income tax expense (benefit)	170	(214)
Net income	$4,230	$1,517

Earnings per share:
Basic	$1.11	$0.41
Diluted	1.06	0.39

Weighted-average common shares outstanding:
Basic	3,816	3,736
Diluted	4,006	3,923

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2018	2017

Net income	$4,230	$1,517
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(1,312)	751
Comprehensive income	$2,918	$2,268

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$4,230	$1,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,455	2,278
Stock-based compensation	739	540
Amortization of debt issuance costs	27	28
Change in inventory reserve	67	672
Deferred taxes	(93)	90
Foreign currency adjustments	(123)	(176)
Adjustment to contingent consideration	(192)	300
Cash provided by changes in operating assets and liabilities
Accounts receivable, net	1,830	1,416
Inventories, net	529	(175)
Prepaid expenses and other	(1,340)	(1,711)
Accounts payable	494	170
Accrued liabilities and taxes payable	(1,526)	(1,747)
Unearned revenues	(91)	(84)
Contingent consideration	(463)	(437)
Net cash provided by operating activities	6,543	2,681
Cash flows from investing activities:
Acquisitions	--	(62)
Purchases of property, plant and equipment	(300)	(1,505)
Net cash used in investing activities	(300)	(1,567)
Cash flows from financing activities:
Payments on debt	(6,875)	(4,250)
Dividends	(610)	(601)
Proceeds from the exercise of stock options	3,043	963
Net cash used in financing activities	(4,442)	(3,888)
Effect of exchange rate changes on cash and cash equivalents	130	(70)
Net increase (decrease) in cash and cash equivalents	1,931	(2,844)
Cash and cash equivalents at beginning of period	5,469	5,820
Cash and cash equivalents at end of period	$7,400	$2,976

Cash paid for:
Income taxes	$284	$658
Interest	456	561

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar amounts in thousands, unless otherwise specified)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

In this quarterly report on Form 10-Q, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company” or “Mesa.”

We pursue a strategy of focusing primarily on quality control products and services which are sold into niche markets that are driven by regulatory requirements.  We prefer markets in which we can establish a strong presence and achieve high gross margins.  We are organized into four divisions across eight physical locations.  Our Sterilization and Disinfection Control Division (“SDC” Division) manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.  Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials, and phase-change products to control temperature during the customer’s transport of their own products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the three months ended June 30, 2018 are not necessarily indicative of results that may be achieved for the entire year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2018.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to present financial statement users with the ability to assess the amount, timing, and uncertainty of cash flows arising from leases. We have initiated our plan for the adoption and implementation of this new accounting standard, including assessing our lease arrangements, evaluating practical expedients, and making necessary changes to our accounting policies, processes, and internal controls over financial reporting. We expect to adopt the requirements of ASU 2016-02 beginning April 1, 2019 using the modified retrospective method. We are still assessing the expected impact of the standard on our consolidated balance sheets but it will not significantly impact our consolidated statements of income and cash flows.

Recently Adopted Accounting Pronouncements

Effective April 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all related amendments (referred to collectively hereinafter as “ASU 606”) on a modified retrospective basis. ASU 606 requires an entity to recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for the goods and services. The adoption did not have a material impact on our condensed consolidated balance sheets, statements of income, or cash flows. The primary impact of adoption was the enhancement of disclosures to provide additional clarity regarding how revenue is earned and recognized, and to show revenues at a more disaggregated level, included in Note 2.

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("TCJA"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the TCJA. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We have adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the TCJA. Refer to Note 7 for additional information on the TCJA.

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips and packaging materials, are typically used on a standalone basis; however, some, such as calibration solutions, are also critical to the ongoing use of our instruments. Instruments sales, such as medical meters, wireless sensors, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customer replacement of existing equipment.  We generally generate service revenues from three categories: 1) discrete installation of our hardware, 2) discrete but recurring calibration and maintenance of our hardware or 3) contracted and recurring testing and maintenance services.  We evaluate our revenues internally both by product line as well as by timing of revenue generation and nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract.

Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration. For both discrete and contracted revenue, evidence of an arrangement is typically in the form of a formal contract and/or purchase order. Prices are fixed at the time of the order and no price protections or variables are offered. Collectability is reasonably assured through our customer credit and review process, and payment is typically due within 60 days or less. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. We elected to use the practical expedient that allows us to expense commission costs as incurred.

Our performance obligations related to the sale of instruments and consumables generally consist of the promise to sell tangible goods to distributors or end users. Ownership of these goods is typically transferred at time of shipment, at which point we have satisfied our performance obligation and we recognize revenue.

Our performance obligations related to services may include testing, installation, and/or maintenance of our products, either on-site at our customers’ facilities or in our own calibration laboratories. Performance obligations arise from the service contracts when discrete services are contracted in advance and performed at a future time, often at the time of the customer’s choosing. In this case, the performance obligation is satisfied, and revenue is recognized, upon the customer’s acceptance of the completion of the specified work. Alternately, service revenue may be recognized for contracted services or maintenance provided continually over a period of time, and our performance obligations are satisfied by completing any service that is contractually required, if applicable, or simply by the passage of time if no services are required or requested. For contracted services, revenue is recognized on a straight-line basis over the life of the service contract, which is a faithful depiction of these annual service contracts, which may or may not be invoked.

The following tables present disaggregated revenues for the three months ended June 30, 2018 and June 30, 2017, respectively:

Three Months Ended June 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete revenues:
Consumables	$9,570	$792	$64	$1,740	$12,166
Hardware	204	5,540	1,340	--	7,084
Services	351	2,399	543	100	3,393

Contracted revenues:
Services	1,223	--	1,276	--	2,499
Total Revenues	$11,348	$8,731	$3,223	$1,840	$25,142

Three Months Ended June 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete revenues:
Consumables	$8,669	$944	$31	$887	$10,531
Hardware	133	5,540	1,172	--	6,845
Services	209	2,119	726	83	3,137

Contracted revenues:
Services	1,172	--	988	--	2,160
Total Revenues	$10,183	$8,603	$2,917	$970	$22,673

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for services, resulting in unearned revenues or customer deposits, called contract liabilities, which are included within other accrued expenses and unearned revenues in the accompanying condensed consolidated balance sheets. Contract assets would exist when sales are recorded (i.e. the control of the goods or services has been transferred to the customer), but customer payment is contingent on a future event besides the passage of time (such as satisfaction of additional performance obligations). We do not have any contract assets. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2018	$4,147
Prior year liabilities recognized in revenues during the three months ended June 30, 2018	(1,765)
Contract liabilities added during the three months ended June 30, 2018, net of revenues recognized	1,836
Contract liabilities balance as of June 30, 2018	$4,218

Note 3. Inventories

Inventories consist of the following:

	June 30, 2018	March 31, 2018
Raw materials	$8,642	$9,059
Work-in-process	479	380
Finished goods	2,940	3,152
Less: reserve	(3,429)	(3,363)
Inventories, net	$8,632	$9,228

Note 4. Facility Relocation

In August 2016, we announced that we planned to shut down both our Omaha and Traverse City manufacturing facilities and relocate those operations to the new Bozeman building. The move of those two facilities, along with the current Bozeman operations, began in March 2017 and was completed as of June 30, 2018. The total cost of the relocation was $1,584 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period).

Facility relocation amounts accrued and paid for the three months ended June 30, 2018 are as follows:

Balance at March 31, 2018	$408
Facility relocation expense	17
Cash payments	(425)
Balance at June 30, 2018	$--

In July 2017, we put our old Bozeman facility, part of the SDC Division, up for sale.  The assets associated with this facility have a carrying value of $1,934 and are presented on the accompanying condensed consolidated balance sheets as of June 30, 2018 as assets held for sale.

Note 5. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2018	March 31, 2018
Line of credit (4.00% as of June 30, 2018)	$21,500	$28,000
Term loan (4.13% as of June 30, 2018)	18,250	18,625
Less: discount	(338)	(365)
Less: current portion	(1,750)	(1,625)
Long-term portion	$37,662	$44,635

On March 1, 2017, we entered into a five-year agreement (the “Credit Facility”) for an $80,000 revolving line of credit (“Line of Credit”), a $20,000 term loan (“Term Loan”) and up to $2,500 of letters of credit with a banking syndicate of four banks. In addition, the Credit Facility provides a post-closing accordion feature which allows for the Company to request to increase the Line of Credit or Term Loan up to an additional $100,000.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined in the agreement, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were in compliance with all debt covenants as of June 30, 2018.

As of June 30, 2018, future contractual maturities of debt are as follows:

Year Ending March 31,
2019	$1,250
2020	2,125
2021	2,625
2022	33,750
Total	$39,750

In July 2018, we made a $1,000 payment under our Line of Credit.

Note 6. Stock-Based Compensation

During the three months ended June 30, 2018, we granted restricted stock units (“RSUs”) on 15,890 shares of our common stock to eligible employees. The weighted average grant date fair value of the RSUs was $151.44 per share. The RSUs generally vest in equal installments on the anniversary of the grant date over a period of five years.

During the three months ended June 30, 2018, we awarded 11,385 performance share units (“PSUs”) that are subject to both service and performance conditions to eligible employees. The PSUs had a grant date fair value of $192.99 per share and vest both based on our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021, as well as continued service through June 15, 2021. The quantity of shares that will be issued upon vesting will range from 0 percent to 400 percent of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

During the three months ended June 30, 2018, we granted non-qualified stock options (“NQSOs”) on 24,940 shares of common stock to eligible employees. The weighted-average grant date fair value of the NQSOs was $53.56 per share with a weighted average exercise price of $143.36 per share based on the closing price of the common stock on the date of grant. The NQSOs generally vest in equal installments on the anniversary of the grant date over a period of five years.

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended June 30,
	2018	2017
Stock-based compensation expense	$739	$540
Amount of income tax (benefit) recognized in earnings	(896)	(631)
Stock-based compensation (benefit), net of tax	$(157)	$(91)
Benefit to earnings per share:
Basic	$0.04	$0.02
Diluted	0.04	0.02

Stock-based compensation expense is included in cost of revenues, selling, and general and administrative expense in the accompanying condensed consolidated statements of income.

The following is a summary of stock option and non-vested stock award activity for the three months ended June 30, 2018 (shares in thousands):

	Stock Options		Non-Vested Stock Awards
	Number of Shares	Weighted-Average Exercise Price per Share	Number of Shares	Weighted-Average Grant-date Fair Value
Outstanding as of March 31, 2018	458	$86.38	9	$125.68
Awards granted	25	143.36	27	168.79
Awards forfeited or expired	(22)	94.45	--
Awards exercised / vested	(48)	69.21	(1)	122.98
Outstanding as of June 30, 2018	413	91.40	35	$159.29

Exercisable / vested as of June 30, 2018	160		1

We issue shares in connection with stock-based compensation pursuant to the Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Equity Plan”). For the purposes of counting the shares remaining as available under the 2014 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as five shares issued, whereas each share underlying a stock option counts as one share issued. Under the 2014 Equity Plan, 1,100,000 shares of common stock have been authorized and reserved for eligible participants, of which 591,969 shares were available for future grants as of June 30, 2018.

Note 7. Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income.  Each quarter, the estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made.  Additionally, the tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur.  The impact of changes in tax laws or rates on deferred tax amounts, excess benefits from stock-based compensation, impairments of non-deductible goodwill, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs. There is a potential for volatility of the effective tax rate due to several factors, including excess benefits from stock-based compensation, changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, settlement with taxing authorities, and foreign currency fluctuations.

On December 22, 2017, the Tax Cuts and Jobs Act ("TCJA") was enacted in the U.S., making significant changes to U.S. tax law. The TCJA reduces the U.S. federal corporate income tax rate from 34 percent to 21 percent for tax years beginning after December 31, 2017, requires companies to pay a one-time transition tax on certain un-remitted earnings of foreign subsidiaries that were previously tax deferred, generally eliminates U.S. federal income tax on dividends from foreign subsidiaries, creates new taxes on certain foreign-sourced earnings, repeals the Section 199 deduction, and imposes limitations on the deductibility of executive compensation under Section 162(m).

Shortly thereafter, the Securities and Exchange Commission staff issued SAB 118, which provides guidance on accounting for the tax effects of the TCJA for which the accounting under ASC 740 is incomplete. To the extent that a company's accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before enactment of the TCJA. The Company is required to complete its tax accounting for the TCJA within a one-year period when it has obtained, prepared, and analyzed the information to complete the income tax accounting.

Accordingly, as of June 30, 2018, we have not completed our accounting for the tax effects of the TCJA. During our fiscal year ended March 31, 2018, we made a reasonable estimate of the one-time transition tax and recognized a provisional tax liability of $220. We also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was a benefit of $279. Overall, the TCJA resulted in a net tax benefit of $59. Such amount was recorded as a discrete tax benefit and was included as a component of income tax expense for the year ended March 31, 2018.

Our effective income tax rate (benefit) was 3.9 percent and (16.4) percent for the three months ended June 30, 2018 and 2017, respectively.  The effective tax rate for the three months ended June 30, 2018 differed from the statutory federal rate of 21 percent primarily due to the impact of share-based payment awards for employees, state income taxes, foreign derived intangible income deduction, and the foreign rate differential.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share (“diluted EPS”) is computed similarly to basic earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include common shares related to stock options and non-vested stock awards (collectively “stock awards”). Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions or are antidilutive.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended June 30,
	2018	2017
Net income available for shareholders	$4,230	$1,517
Weighted average number of outstanding shares of common stock	3,816	3,736
Dilutive effect of stock awards	190	187
Diluted weighted average number of outstanding shares of common stock	4,006	3,923

Earnings per share:
Basic	$1.11	$0.41
Diluted	$1.06	$0.39

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2018	2017
Stock awards subject to performance conditions	3	--
Stock awards that were antidilutive	27	117
Total stock awards excluded from diluted EPS	30	117

Note 9. Commitments and Contingencies

In February 2018, Dr. James L. Orrington II filed a purported civil class action in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we sent unsolicited advertisements to telephone facsimile machines in violation of the Telephone Consumer Protection Act (“TCPA”), as well as analogous state statutes and state consumer protection laws.  The plaintiff seeks monetary damages, injunctive relief, and attorneys’ fees.  Additionally, in June 2018, Rowan Family Dentistry, Inc. filed a purported class action complaint in the United States District Court for the District of Colorado making substantially the same claims as Dr. James L. Orrington II and seeking substantially the same relief. We intend to vigorously defend both of the aforementioned cases; however, we cannot predict with any degree of certainty the outcome of the lawsuits or determine the extent of any potential liability or damages.

Note 10. Segment Information

We have four reporting segments: Sterilization and Disinfection Control, Instruments, Cold Chain Monitoring, and Cold Chain Packaging. The following tables set forth our segment information:

	Three Months Ended June 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$11,348	$8,731	$3,223	$1,840	$25,142

Gross profit	$7,812	$5,633	$1,464	$182	15,091
Reconciling items (1)					(10,691)
Earnings before income taxes					$4,400

	Three Months Ended June 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$10,183	$8,603	$2,917	$970	$22,673

Gross profit	$6,720	$4,908	$894	$149	12,671
Reconciling items (1)					(11,368)
Earnings before income taxes					$1,303

(1)	Reconciling items include selling, general and administrative, research and development, and other expenses

	June 30, 2018	March 31, 2018
Total assets:
Sterilization and Disinfection Control	$76,578	$83,452
Instruments	32,859	33,479
Cold Chain Monitoring	32,132	30,796
Cold Chain Packaging	7,382	7,091
Corporate and administrative	12,507	9,283
	$161,458	$164,101

As of June 30, 2018, all long-lived assets are located in the United States except for $6,408, $6,746 and $15,911 which are associated with our French, Canadian, and German subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended June 30,
	2018	2017
United States	$15,548	$13,011
Foreign	9,594	9,662
	$25,142	$22,673

No foreign country exceeds 10 percent of total revenues.

Note 11. Subsequent Event

In July 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 17, 2018, to shareholders of record at the close of business on August 31, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "will," “estimate,” "expect," "project," "anticipate," "intend," and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2018, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements.  We prefer markets in which we can establish a strong presence and achieve high gross margins.  We are organized into four divisions across eight physical locations.  Our sterilization and disinfection control division (“SDC” Division) manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and other laboratory and industrial environments.  Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials, and phase-change products to control temperature during the customer’s transport of their own products.

Our revenues come from three main sources – hardware, consumables, and services.  Product sales (hardware and consumables) are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions.  Sterilization and disinfection control products and most products in our Cold Chain Packaging Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions.  Instrument products and cold chain monitoring products and systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions.  Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and cold chain monitoring systems.  We typically evaluate costs and pricing annually.  Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

Gross profit is affected by our product mix, manufacturing efficiencies, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross margin percentages for some products have improved. There are, however, differences in gross margin percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross margin.

Selling expense is driven primarily by labor costs, including salaries and commissions. Accordingly, it may vary with sales levels. Labor costs, including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of general and administrative expense. Research and development expense is predominantly comprised of labor costs and third-party consultants.

General Trends

Our strategic objectives include growth both organically and through further acquisitions. During the three months ended June 30, 2018, we continued to build our infrastructure to prepare for future growth, including completing the relocation of the old Bozeman manufacturing facility into the new Bozeman building, the addition of key personnel to our operations, sales and marketing, and research and development teams, and the continued rollout of phase three of our ERP implementation project (European operations).

The markets for sterilization and disinfection control products remain strong, as the disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for sterilization and disinfection control products is growing as more countries focus on verifying the effectiveness of sterilization and disinfection processes.

Demand for our instruments products and cold chain services and monitoring systems remains solid and we strive to continue to grow revenues going forward. In general, our instruments products and cold chain monitoring systems are more impacted by general economic conditions than our sterilization and disinfection control and cold chain packaging products. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services, as our customers reduce or delay capital equipment and other types of purchases.

We are working on several research and development projects that, if completed, may result in new products for both existing customers and new markets. We are hopeful that we will have new products available for sale in the coming year.

Overall revenues increased 11 percent, while organic revenues increased four percent, for the three months ended June 30, 2018, resulting from organic increases of 90 percent, 10 percent, and one percent from the Cold Chain Packaging, Cold Chain Monitoring, and Instruments Divisions, respectively, partially offset by an organic decrease of four percent for the SDC Division.

Results of Operations

(Dollars in thousands)

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report:

	Three Months Ended June 30,			Percent
	2018	2017	Change	Change
Revenues	$25,142	$22,673	$2,469	11%
Cost of revenues	10,051	10,002	49	--%
Gross profit	$15,091	$12,671	$2,420	19%
Gross profit margin	60%	56%	4%

Operating expenses
Selling	$1,890	$2,679	$(789)	(29)%
General and administrative	7,600	6,857	743	11%
Research and development	837	1,153	(316)	(27)%
	$10,327	$10,689	$(362)	(3)%

Operating income	$4,764	$1,982	$2,782	140%
Net income	4,230	1,517	2,713	179%
Net income margin	17%	7%	10%

Revenues

The following table summarizes our revenues by source:

	Three Months Ended June 30,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$11,348	$10,183	$1,165	11%
Instruments	8,731	8,603	128	1%
Cold Chain Monitoring	3,223	2,917	306	10%
Cold Chain Packaging	1,840	970	870	90%
Total	$25,142	$22,673	$2,469	11%

Three months ended June 30, 2018 versus June 30, 2017

Sterilization and Disinfection Control revenues for the three months ended June 30, 2018 increased 11 percent primarily due to the acquisitions of BAG Health Care GmbH Hygiene Monitoring, SIMICON GmbH, and Hucker & Hucker GmbH during fiscal year 2018, partially offset by an organic decline of four percent. This decline is primarily associated with timing of fulfillment of orders related to the completion of the move into our new Bozeman Facility and we expect to fulfill the majority of the related backlog during the three months ending September 30, 2018.

Instruments revenues for the three months ended June 30, 2018 increased one percent, primarily due to the timing of orders and modest price increases.

Cold Chain Monitoring revenues for the three months ended June 30, 2018 increased 10 percent primarily due to organic growth of 10 percent. Revenues in this division fluctuate quarter over quarter due to the timing of customer acceptance of certain installations and the nature and timing of orders within any given quarter.

Cold Chain Packaging revenues increased by 90 percent for the three months ended June 30, 2018. The increase was primarily due to an increased order rate with the division’s largest customer.

Gross Profit

The following summarizes our gross profit by segment:

	Three Months Ended June 30,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$7,812	$6,720	$1,092	16%
Gross profit margin	69%	66%	3%

Instruments	5,633	4,908	725	15%
Gross profit margin	65%	57%	8%

Cold Chain Monitoring	1,464	894	570	64%
Gross profit margin	45%	31%	14%

Cold Chain Packaging	182	149	33	22%
Gross profit margin	10%	15%	(5)%

Total gross profit	$15,091	$12,671	$2,420	19%
Gross profit margin	60%	56%	4%

Three months ended June 30, 2018 versus June 30, 2017

Sterilization and Disinfection Control gross profit margin percentage increased for the three months ended June 30, 2018 relative to the three months ended June 30, 2017 primarily as a result of a $291 expense in the prior year related to moving costs for the Bozeman facility. Excluding the impact of the moving costs in the three months ended June 30, 2017, gross margin percentage was essentially flat as compared to the prior year.

Instruments gross margin percentage increased for the three months ended June 30, 2018 primarily due to mix between the component products, and product and service mix, as well as due to a $163 increase in inventory reserve in the three months ended June 30, 2017 as a result of the decision to discontinue for sale certain instruments products.

Cold Chain Monitoring gross profit margin percentage increased for the three months ended June 30, 2018 primarily due to efficiency gains.  Additionally, in the three months ended June 30, 2017, we recorded an inventory reserve charge of $216.

Cold Chain Packaging gross profit margin decreased primarily as a result of increased revenues from a large customer contract with higher than normal discount rates. We expect that our Cold Chain Packaging gross profit margin percentage will continue to be substantially lower than the historical results of our other segments due to the nature of these products.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 increased in total as compared to the prior year as follows:

Selling

Three months ended June 30, 2018 versus June 30, 2017

Selling expense for the three months ended June 30, 2018 decreased 29 percent primarily due to timing in the reduction and replacement of selling personnel. Selling expense was eight percent of revenues for the three months ended June 30, 2018 as compared to 12 percent for the three months ended June 30, 2017. We plan to strategically reinvest in sales and marketing resources to further increase organic revenues growth.

General and Administrative

Three months ended June 30, 2018 versus June 30, 2017

General and administrative expenses for the three months ended June 30, 2018 increased by $743. Increases in non-cash stock-based compensation expense and amortization expense comprise $477 of the total, and one-time recruiting fees accounted for an additional $112 of the increase. The remaining increase is composed of both recurring and non-recurring charges that are individually immaterial.

Research and Development

Three months ended June 30, 2018 versus June 30, 2017

Research and development expenses for the three months ended June 30, 2018 decreased 27 percent due to streamlining the necessary engineers and materials and supplies required to support existing businesses. We plan to make incremental investments in this area to further our development plans.

Other Expense

Other expense for the three months ended June 30, 2018 is composed primarily of interest expense associated with our Credit Facility.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go-forward basis, our effective tax rate will be approximately 26 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (please see Note 7. “Income Taxes” within Item 1. Financial Statements for additional discussion). The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program. Net income for the three months ended June 30, 2018 varied with the changes in revenues, gross profit, and operating expenses (which includes $1,860 of non-cash amortization of intangible assets).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, working capital, capacity under our Credit Facility, and potential equity and debt offerings.  We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs.  Our more significant uses of resources have historically included long-term capital equipment expenditures, payment of debt obligations, quarterly dividends to shareholders, and acquisitions. Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $17,193 and $14,698 at June 30, 2018 and March 31, 2018, respectively.

Given our cash flow projections and unused capacity on our line of credit that is available until March 1, 2022, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements for our general business needs. Interest-bearing debt of $39,750 and $46,625 was outstanding at June 30, 2018 and March 31, 2018, respectively. The Term Loan requires 20 quarterly principal payments, which began on March 31, 2017, in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022. We were in compliance with all loan agreements at June 30, 2018 and for all prior years presented, and have met all debt payment obligations.

We completed the previously-announced move of our Omaha, Traverse City, and old Bozeman manufacturing facilities to our new facility in Bozeman, Montana. We are currently holding our old Bozeman facility for sale, and we expect to be able to sell that building for approximately $2,300 (less broker commissions).

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions. At June 30, 2018, we had $58,500 on unused capacity under our credit facility, subject to covenant restrictions. In addition, in June 2018, the SEC declared effective our Universal Shelf Registration Statement which allows us to sell, in one or more public offerings, common stock or warrants, or any combination of such securities for proceeds in an aggregate amount of up to $300,000. The terms of any offering, including the type of securities involved, would be established at the time of sale.

Dividends

We have paid regular quarterly dividends since 2003.  We declared and paid dividends of $0.16 per share for the three months ended June 30, 2018 as well as each quarter for the year ending March 31, 2018.

In July 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 17, 2018, to shareholders of record at the close of business on August 31, 2018.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2018	2017
Net cash provided by operating activities	$6,543	$2,681
Net cash used in investing activities	(300)	(1,567)
Net cash used in financing activities	(4,442)	(3,888)

At June 30, 2018, we had contractual obligations for open purchase orders of approximately $3,194 for routine purchases of supplies and inventory, which are payable in less than one year.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2018 in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. We have exposure to foreign currency risk; however, we minimize our exposure, because all our subsidiaries transact and operate using stable currencies. Our subsidiaries account for approximately 23 percent of our revenues.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2018 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 9. “Commitments and Contingencies” within Item 1. “Financial Statements.” for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2018, under the heading “Part I – Item 1A. Risk Factors.”  There have been no material changes to those risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares, of which 162,486 have been purchased to date. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We have made no repurchases of our common stock in any of the last three fiscal years.

Item 6. Exhibits

Exhibit No.
3.1	Articles of Incorporation and Amendments to Articles of Incorporation
10.1

Credit agreement dated as of March 1, 2017 between Mesa Laboratories, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on March 2, 2017 (Commission File Number: 000-11740)).

10.2.1 *	Mesa Laboratories, Inc. 2006 Stock Compensation Plan
10.2.2 *	Mesa Laboratories, Inc. 2014 Equity Plan
10.3.1 *	Form of 2014 Equity Plan Option Award Agreement
10.3.2 *	Form of 2014 Equity Plan Option Award Agreement as amended
10.3.3 *

Form of 2014 Equity Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on June 11, 2018 (Commission File Number: 000-11740))

10.3.4 *	Form of 2014 Equity Plan Performance Share Award agreement
10.4 *	Form of Confidentiality, Non-Compete and Non-Solicitation Agreement
10.5 *α	Form of Executive Employment Agreement (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on April 11, 2017 (Commission File Number 000-11740))
21.1	Subsidiaries of Mesa Laboratories, Inc.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

* Indicates a management contract or compensatory plan, contract or arrangement.

α Mesa Laboratories, Inc. has entered into an Executive Employment Agreement with each of Gary M. Owens and John V. Sakys.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: July 31, 2018	BY:	/s/ Gary M. Owens.
Gary M. Owens
Chief Executive Officer

DATED: July 31, 2018	BY:	/s/ John V. Sakys
John V. Sakys
Chief Financial Officer