Form 10-Q
period 2018-09-30
MESA LABORATORIES INC /CO
filed 2018-10-31
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☒	Emerging growth company ☐

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

There were 3,852,835 shares of the Issuer’s common stock, no par value, outstanding as of October 26, 2018.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except share amounts)

	September 30,
	2018	March 31,
	(unaudited)	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,625	$5,469
Accounts receivable, less allowances of $128 and $179, respectively	13,242	14,302
Inventories, net	8,336	9,228
Prepaid income taxes	4,165	273
Prepaid expenses and other	2,223	782
Assets held for sale	--	1,934
Total current assets	33,591	31,988
Property, plant and equipment, net	23,235	23,593
Deferred taxes	120	127
Intangibles, net	38,260	42,850
Goodwill	65,082	65,543
Total assets	$160,288	$164,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,295	$2,380
Accrued salaries and payroll taxes	4,607	4,284
Current portion of long-term debt	1,875	1,625
Unearned revenues	3,744	3,921
Current portion of contingent consideration	46	709
Income taxes payable	--	1,008
Estimated legal liability	3,300	--
Other accrued expenses	3,665	3,363
Total current liabilities	19,532	17,290
Deferred income taxes	2,532	2,621
Long-term debt, net of debt issuance costs and current portion	31,188	44,635
Other long-term liabilities	133	194
Total liabilities	53,385	64,740
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,852,747 and 3,801,439 shares, respectively	35,421	30,516
Retained earnings	72,279	68,281
Accumulated other comprehensive (loss) income	(797)	564
Total stockholders’ equity	106,903	99,361
Total liabilities and stockholders’ equity	$160,288	$164,101

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Revenues	$24,865	$22,954	$50,007	$45,627
Cost of revenues	10,288	9,721	20,339	19,723
Gross profit	14,577	13,233	29,668	25,904
Operating expenses:
Selling	1,804	2,288	3,694	4,967
General and administrative	7,493	6,412	15,093	13,269
Research and development	842	885	1,679	2,038
Estimated legal settlement	3,300	--	3,300	--
Total operating expenses	13,439	9,585	23,766	20,274
Operating income	1,138	3,648	5,902	5,630
Other (income) expense, net	(168)	542	196	1,221
Earnings before income taxes	1,306	3,106	5,706	4,409
Income tax expense	312	753	482	539
Net income	$994	$2,353	$5,224	$3,870

Earnings per share:
Basic	$0.26	$0.63	$1.36	$1.03
Diluted	0.25	0.60	1.30	0.98

Weighted-average common shares outstanding:
Basic	3,850	3,764	3,833	3,754
Diluted	4,046	3,935	4,029	3,934

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income	$994	$2,353	$5,224	$3,870
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(49)	948	(1,361)	1,699
Comprehensive income	$945	$3,301	$3,863	$5,569

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$5,224	$3,870
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,889	4,531
Stock-based compensation	1,729	985
Gain on disposition of assets	(288)	(116)
Deferred taxes	--	144
Foreign currency adjustments	--	(533)
Adjustment to contingent consideration	(33)	300
Other	111	55
Cash provided by changes in operating assets and liabilities:	--
Accounts receivable, net	643	2,132
Inventories, net	1,022	960
Prepaid expenses and other current assets	(1,301)	(2,241)
Accounts payable	(70)	(132)
Accrued liabilities and taxes payable	(866)	(1,819)
Unearned revenues	(177)	(312)
Contingent consideration	(683)	(456)
Net cash provided by operating activities	10,200	7,368
Cash flows from investing activities:
Acquisitions	--	(62)
Proceeds from sale of assets	2,222	1,133
Purchases of property, plant and equipment	(849)	(2,012)
Net cash provided by (used in) investing activities	1,373	(941)
Cash flows from financing activities:
Proceeds from the issuance of debt	--	4,000
Payments on debt	(13,250)	(7,000)
Dividends	(1,226)	(1,201)
Proceeds from the exercise of stock options	3,176	2,064
Net cash used in financing activities	(11,300)	(2,137)
Effect of exchange rate changes on cash and cash equivalents	(117)	158
Net increase in cash and cash equivalents	156	4,448
Cash and cash equivalents at the beginning of the period	5,469	5,820
Cash and cash equivalents at the end of the period	$5,625	$10,268
Cash paid for:
Income taxes paid	$5,310	$2,446
Interest paid	938	1,007

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

We pursue a strategy of focusing primarily on quality control products and services which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. We are organized into four divisions across nine physical locations. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. Our Cold Chain Packaging Division provides packaging development consulting services and thermal packaging products such as coolers, boxes, insulation materials, and phase-change products to control temperature during the customer’s transport of their own products.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2018.

Recently Issued Accounting Pronouncements

In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting will be the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We will adopt this new rule beginning with our financial reporting for the quarter ended December 31, 2018. Upon adoption, we will include our Consolidated Statements of Stockholders' Equity with each quarterly filing on Form 10-Q.

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to present financial statement users with the ability to assess the amount, timing, and uncertainty of cash flows arising from leases. We have initiated our plan for the adoption and implementation of this new accounting standard, including assessing our lease arrangements, evaluating practical expedients, and making necessary changes to our accounting policies, processes, and internal controls over financial reporting. We expect to adopt the standard using the optional transition method, which will allow us to apply the standard as of the effective date, therefore we will not apply changes to comparative periods presented in our financial statements. We are still assessing the expected impact of the standard on our consolidated balance sheets, but it will not significantly impact our consolidated statements of income and cash flows.

Recently Adopted Accounting Pronouncements

During the three months ended September 30, 2018, we elected to early-adopt ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) on a prospective basis. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs of other internal-use software arrangements. Accordingly, we capitalized $144 of costs incurred during the three months ended September 30, 2018 to implement a hosted enterprise resource planning system to our European subsidiaries. The related asset is held in prepaid expenses and other on the condensed consolidated balance sheets, and we began amortizing the expense to general and administrative costs on our condensed consolidated statements of income on a straight-line basis over the contractual term of the arrangement.

Effective April 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all related amendments (referred to collectively hereinafter as “ASU 606”) on a modified retrospective basis. ASU 606 requires an entity to recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for the goods and services. The adoption did not have a material impact on our condensed consolidated balance sheets, statements of income, or cash flows. The primary impact of adoption was the enhancement of disclosures to provide additional clarity regarding how revenue is earned and recognized, and to show revenues at a more disaggregated level, included in Note 2. “Revenue Recognition.”

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("TCJA"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the TCJA. This ASU is effective immediately as new information is available to adjust provisional amounts that were previously recorded. We have adopted this standard and will continue to evaluate indicators that may give rise to a change in our tax provision as a result of the TCJA. Refer to Note 7. “Income Taxes” for additional information on the TCJA.

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

Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration. For both discrete and contracted revenue, evidence of an arrangement is typically in the form of a formal contract and/or purchase order. Prices are fixed at the time of the order and no price protections or variables are offered. Collectability is reasonably assured through our customer credit and review process, and payment is typically due within 60 days or less. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. We elected to adopt the practical expedient that allows us to expense commission costs as incurred.

Our performance obligations related to the sale of instruments and consumables generally consist of the promise to sell tangible goods to distributors or end users. Ownership of these goods is typically transferred at time of shipment, at which point we have satisfied our performance obligation and we recognize revenue.

Our performance obligations related to services may include testing, installation, and/or maintenance of our products, either on-site at our customers’ facilities or in our own calibration laboratories. Performance obligations arise from service contracts when discrete services are contracted in advance and performed at a future time, often at the time of the customer’s choosing. In this case, the performance obligation is satisfied, and revenue is recognized, upon the customer’s acceptance of the completion of the specified work. Alternately, service revenue may be recognized for contracted services or maintenance provided continually over a period of time, and our performance obligations are satisfied by completing any service that is contractually required, if applicable, or simply by the passage of time if no services are required or requested. For contracted services, revenue is recognized on a straight-line basis over the life of the service contract, which is a faithful depiction of these annual service contracts, which may or may not be invoked.

The following tables present disaggregated revenues for the three and six months ended September 30, 2018 and September 30, 2017, respectively:

	Three Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$9,093	$641	$127	$1,533	$11,394
Hardware	704	5,672	1,193	--	7,569
Services	291	2,391	698	96	3,476
Contracted Revenues
Services	1,494	--	932	--	2,426
Total Revenues	$11,582	$8,704	$2,950	$1,629	$24,865

	Three Months Ended September 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$8,206	$553	$80	$1,599	$10,438
Hardware	221	5,230	1,272	--	6,723
Services	312	2,200	488	236	3,236
Contracted Revenues
Services	1,246	--	1,311	--	2,557
Total Revenues	$9,985	$7,983	$3,151	$1,835	$22,954

	Six Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$18,663	$1,433	$191	$3,273	$23,560
Hardware	908	11,212	2,533	--	14,653
Services	642	4,790	1,241	196	6,869
Contracted Revenues
Services	2,717	--	2,208	--	4,925
Total Revenues	$22,930	$17,435	$6,173	$3,469	$50,007

	Six Months Ended September 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$16,875	$1,497	$111	$2,486	$20,969
Hardware	354	10,770	2,444	--	13,568
Services	521	4,319	1,214	319	6,373
Contracted Revenues
Services	2,418	--	2,299	--	4,717
Total Revenues	$20,168	$16,586	$6,068	$2,805	$45,627

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2018	$4,147
Prior year liabilities recognized in revenues during the six months ended September 30, 2018	(2,485)
Contract liabilities added during the six months ended September 30, 2018, net of revenues recognized	2,756
Contract liabilities balance as of September 30, 2018	$4,418

Note 3. Inventories

Inventories consist of the following:

	September 30, 2018	March 31, 2018
Raw materials	$7,895	$9,059
Work-in-process	482	380
Finished goods	3,378	3,152
Less: reserve	(3,419)	(3,363)
Inventories, net	$8,336	$9,228

Note 4. Facility Relocation

In August 2016, we announced that we planned to shut down both our Omaha and Traverse City manufacturing facilities and relocate those operations to the new Bozeman building. The move of those two facilities, along with the current Bozeman operations, began in March 2017 and was completed as of June 30, 2018. The total cost of the relocation was $1,584 (which is comprised primarily of facility moving expenses, retention bonuses for existing personnel and payroll costs for duplicative personnel during the transition period) and these costs pertain to the Sterilization and Disinfection Control Division.

Facility relocation amounts accrued and paid for the six months ended September 30, 2018 are as follows:

Balance at March 31, 2018	$408
Facility relocation expense	17
Cash payments	(425)
Balance at September 30, 2018	$--

We completed the sale of our old Bozeman facility during the period ended September 30, 2018, for $2,222 (net of commissions) resulting in a gain of $288, which is recorded in other (income) expense, net on our condensed consolidated statements of income.

Note 5. Long-Term Debt

Long-term debt consists of the following:

	September 30, 2018	March 31, 2018
Line of credit (3.625%, as of September 30, 2018)	$15,500	$28,000
Term loan (3.750% as of September 30, 2018)	17,875	18,625
Less: discount	(312)	(365)
Less: current portion	(1,875)	(1,625)
Long-term portion	$31,188	$44,635

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined in the agreement, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were in compliance with all debt covenants as of September 30, 2018.

As of September 30, 2018, future contractual maturities of debt are as follows:

Year ending March 31,
2019	$875
2020	2,125
2021	2,625
2022	27,750
Total	$33,375

Note 6. Stock-Based Compensation

During the six months ended September 30, 2018, we granted restricted stock units (“RSUs”) on 15,919 shares of our common stock to eligible employees. The weighted average grant date fair value of the RSUs was $151.54 per share. The RSUs generally vest in equal installments on the anniversary of the grant date over a period of five years. During the six months ended September 30, 2018, 1,720 RSUs vested, and 185 RSUs were forfeited or cancelled.

During the six months ended September 30, 2018, we awarded 11,385 performance share units (“PSUs”) that are subject to both service and performance conditions to eligible employees. The PSUs had a grant date fair value of $192.99 per share and vest both based on our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021, as well as continued service through June 15, 2021. The quantity of shares that will be issued upon vesting will range from 0 percent to 400 percent of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

During the six months ended September 30, 2018, we granted non-qualified stock options (“NQSOs”) on 24,940 shares of common stock to eligible employees. The weighted-average grant date fair value of the NQSOs was $53.56 per share with a weighted average exercise price of $143.36 per share based on the closing price of the common stock on the date of grant. The NQSOs generally vest in equal installments on the anniversary of the grant date over a period of five years.

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation expense	$990	$445	$1,729	$985
Amount of income tax expense (benefit) recognized in earnings	38	(108)	(858)	(120)
Stock-based compensation, net of tax	$1,028	$337	$871	$865
Benefit to earnings per share
Basic	$0.27	$0.09	$0.23	$0.23
Diluted	0.25	0.09	0.22	0.22

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying condensed consolidated statements of income.

The following is a summary of stock option and non-vested stock award activity for the six months ended September 30, 2018 (shares in thousands):

	Stock Options		Non-Vested Stock Awards
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at March 31, 2018	458	$86.38	9	$125.68
Awards granted	25	143.36	27	168.82
Awards forfeited or expired	(25)	96.51	--	142.20
Awards exercised or vested	(52)	68.98	(2)	151.18
Outstanding as of September 30, 2018	406	$91.53	34	$161.30

Exercisable at September 30, 2018	157

We issue shares in connection with stock-based compensation pursuant to the Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Equity Plan”). For the purposes of counting the shares remaining as available under the 2014 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as five shares issued, whereas each share underlying a stock option counts as one share issued. Under the 2014 Equity Plan, 1,100,000 shares of common stock have been authorized and reserved for eligible participants, of which 595,729 shares were available for future grants as of September 30, 2018.

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

Accordingly, as of September 30, 2018, we have not completed our accounting for the tax effects of the TCJA. During our fiscal year ended March 31, 2018, we made a reasonable estimate of the one-time transition tax and recognized a provisional tax liability of $220. We also re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. However, we are still analyzing certain aspects of the TCJA and refining our calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amount recorded related to the re-measurement of our deferred tax balance was a benefit of $279. Overall, the TCJA resulted in a net tax benefit of $59. Such amount was recorded as a discrete tax benefit and was included as a component of income tax expense for the year ended March 31, 2018.

Our effective income tax rate was 23.9 percent and 24.2 percent for the three months ended September 30, 2018 and September 30, 2017, respectively, and 8.4 percent and 12.2 percent for the six months ended September 30, 2018 and September 30, 2017, respectively. The effective tax rate for the six months ended September 30, 2018 differed from the statutory federal rate of 21 percent primarily due to the impact of share-based payment awards for employees, state income taxes, foreign derived intangible income deduction, and the foreign rate differential.

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

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net income available for shareholders	$994	$2,353	$5,224	$3,870
Weighted average outstanding shares of common stock	3,850	3,764	3,833	3,754
Dilutive effect of stock options	188	171	183	180
Dilutive effect of non-vested shares	8	--	13	--
Fully diluted shares	4,046	3,935	4,029	3,934

Basic	$0.26	$0.63	$1.36	$1.03
Diluted	$0.25	$0.60	$1.30	$0.98

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Stock awards that were anti-dilutive	1	111	24	111
Stock awards subject to performance conditions	11	-	7	-
Total stock awards excluded from diluted EPS	12	111	31	111

Note 9. Commitments and Contingencies

In February 2018, Dr. James L. Orrington II filed a purported civil class action in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we sent unsolicited advertisements to telephone facsimile machines.  The complaint includes counts alleging violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act, Conversion, Nuisance, and Trespass to Chattels.  The plaintiff seeks monetary damages, injunctive relief, and attorneys’ fees.  Additionally, in June 2018, Rowan Family Dentistry, Inc. filed a purported class action complaint in the United States District Court for the District of Colorado making substantially the same claims as Dr. James L. Orrington II and seeking substantially the same relief. During the three months ended September 30, 2018, we recorded an expense of $3,300 as an estimate of our potential loss associated with the matter.  The expense is recorded in estimated legal settlement on our condensed consolidated statements of income and a corresponding liability is included in estimated legal liability on our condensed consolidated balance sheets. We intend to vigorously defend the aforementioned cases; however, we may ultimately be subject to liabilities greater or less than the amount accrued.

Note 10. Segment Information

We have four reporting segments: Sterilization and Disinfection Control, Instruments, Cold Chain Monitoring, and Cold Chain Packaging. The following tables set forth our segment information:

	Three Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$11,582	$8,704	$2,950	$1,629	$24,865

Gross profit	$7,972	$5,354	$1,164	$87	$14,577
Reconciling items (1)					(13,271)
Earnings before income taxes					$1,306

	Three Months Ended September 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$9,985	$7,983	$3,151	$1,835	$22,954

Gross profit	$6,822	$4,963	$1,193	$255	$13,233
Reconciling items (1)					(10,127)
Earnings before income taxes					$3,106

	Six Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$22,930	$17,435	$6,173	$3,469	$50,007

Gross profit	$15,784	$10,987	$2,628	$269	$29,668
Reconciling items (1)					(23,962)
Earnings before income taxes					$5,706

	Six Months Ended September 30, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues	$20,168	$16,586	$6,068	$2,805	$45,627

Gross profit	$13,542	$9,871	$2,087	$404	$25,904
Reconciling items (1)					(21,495)
Earnings before income taxes					$4,409

(1)	Reconciling items include selling, general and administrative, research and development, estimated legal settlement, and other (income) expenses

	September 30, 2018	March 31, 2018
Total assets
Sterilization and Disinfection Control	$77,817	$83,452
Instruments	30,616	33,479
Cold Chain Monitoring	29,957	30,796
Cold Chain Packaging	6,993	7,091
Corporate and administrative	14,905	9,283
Total	$160,288	$164,101

As of September 30, 2018, all long-lived assets are located in the United States except for $6,203, $6,667 and $15,585 which are associated with our French, Canadian, and German subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
United States	$16,617	$14,432	$32,165	$27,443
Foreign	8,248	8,522	17,842	18,184
Total	$24,865	$22,954	$50,007	$45,627

No foreign country exceeds 10 percent of total revenues.

Note 11. Subsequent Event

In October 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 17, 2018, to shareholders of record at the close of business on November 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," “will,” “estimate,” "expect," "project," "anticipate," "intend," and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2018, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

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

General Trends

Our strategic objectives include growth both organically and through further acquisitions. During the six months ended September 30, 2018, we continued to build our infrastructure to prepare for future growth, including completing the relocation and sale of the old Bozeman manufacturing facility, moving those operations into the new Bozeman building, the addition of key personnel to our operations, sales and marketing, and research and development teams, and the continued rollout of phase three of our ERP implementation project (European operations).

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

We are working on several research and development projects that, if completed, may result in new products for both existing customers and new markets. We are hopeful that we will have new products and services available for sale in the coming year.

Overall revenues increased eight percent, while organic revenues increased three percent, for the three months ended September 30, 2018, resulting from organic increases of nine percent and three percent from the Instruments and SDC Divisions, respectively, partially offset by organic decreases of six percent and 11 percent for the Cold Chain Monitoring and Cold Chain Packaging Divisions, respectively. Overall revenues increased 10 percent, while organic revenues increased three percent, for the six months ended September 30, 2018, resulting from organic increases of 23 percent, five percent, and two percent from the Cold Chain Packaging, Instruments, and Cold Chain Monitoring Divisions, respectively, partially offset by an organic decrease of one percent for the SDC Division.

Results of Operations

(Dollars in thousands)

The following table sets forth, for the periods indicated, condensed consolidated statements of income data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report:

	Three Months Ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$24,865	$22,954	$1,911	8%
Cost of revenues	10,288	9,721	567	6%
Gross profit	$14,577	$13,233	$1,344	10%
Gross profit margin	59%	58%	1%

Operating expenses:
Selling	$1,804	$2,288	$(484)	(21%)
General and administrative	7,493	6,412	1,081	17%
Research and development	842	885	(43)	(5%)
Estimated legal settlement	3,300	--	3,300	N/A
	$13,439	$9,585	$3,854	40%

Operating income	$1,138	$3,648	$(2,510)	(69%)
Net income	$994	$2,353	$(1,359)	(58%)
Net income margin	4%	10%	(6%)

	Six Months Ended September 30,			Percent
	2018	2017	Change	Change
Revenues	$50,007	$45,627	$4,380	10%
Cost of revenues	20,339	19,723	616	3%
Gross profit	$29,668	$25,904	$3,764	15%
Gross profit margin	59%	57%	2%

Operating expenses:
Selling	$3,694	$4,967	$(1,273)	(26%)
General and administrative	15,093	13,269	1,824	14%
Research and development	1,679	2,038	(359)	(18%)
Estimated legal settlement	3,300	--	3,300	N/A
	$23,766	$20,274	$3,492	17%

Operating income	$5,902	$5,630	$272	5%
Net income	$5,224	$3,870	$1,354	35%
Net income margin	10%	8%	2%

Revenues

The following tables summarize our revenues by source:

	Three Months Ended September 30,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$11,582	$9,985	$1,597	16%
Instruments	8,704	7,983	721	9%
Cold Chain Monitoring	2,950	3,151	(201)	(6%)
Cold Chain Packaging	1,629	1,835	(206)	(11%)
Total	$24,865	$22,954	$1,911	8%

	Six Months Ended September 30,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$22,930	$20,168	$2,762	14%
Instruments	17,435	16,586	849	5%
Cold Chain Monitoring	6,173	6,068	105	2%
Cold Chain Packaging	3,469	2,805	664	24%
Total	$50,007	$45,627	$4,380	10%

Three and six months ended September 30, 2018 versus September 30, 2017

Sterilization and Disinfection Control revenues for the three and six months ended September 30, 2018 increased 16 and 14 percent, respectively, primarily due to the acquisitions of BAG Health Care GmbH Hygiene Monitoring, SIMICON GmbH, and Hucker & Hucker GmbH during fiscal year 2018. During the three months ended September 30, 2018, organic revenues increased three percent, and for the six months ended September 30, 2018, organic revenues declined one percent.

Instruments revenues for the three and six months ended September 30, 2018 increased nine percent and five percent, respectively, primarily due to the timing of orders and modest price increases. Instrument revenues during the three months ended September 30, 2017, were impacted by a slower than expected adoption of an updated medical product and the discontinuation of its predecessor product, along with the timing of orders between the first and second quarters of our year ended March 31, 2018. However, the adoption rate of the product has increased over the past year.

Cold Chain Monitoring revenues decreased six percent and increased two percent for the three and six months ended September 30, 2018, respectively.  Revenues in this division fluctuate quarter over quarter due to the timing of performance obligations and the nature and timing of orders and installations within any given quarter.

Cold Chain Packaging revenues decreased 11 percent and increased 24 percent for the three and six months ended September 30, 2018, respectively, as a result of changes in the order rate of the division’s largest customer. During the three months ended June 30, 2018, the customer’s order rate was higher than usual, resulting in organic growth for the six months ended September 30, 2018. The higher-than-usual order rate was not sustained in the second quarter, resulting in organic growth declines for the three months ended September 30, 2018.

Gross Profit

The following summarizes our gross profit by segment:

	Three Months Ended September 30,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$7,972	$6,822	$1,150	17%
Gross profit margin	69%	68%	1%

Instruments	5,354	4,963	391	8%
Gross profit margin	62%	62%	--%

Cold Chain Monitoring	1,164	1,193	(29)	(2%)
Gross profit margin	39%	38%	1%

Cold Chain Packaging	87	255	(168)	(66%)
Gross profit margin	5%	14%	(9%)

Total gross profit	$14,577	$13,233	$1,344	10%
Gross profit margin	59%	58%	1%

	Six Months Ended September 30,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$15,784	$13,542	$2,242	17%
Gross profit margin	69%	67%	2%

Instruments	10,987	9,871	1,116	11%
Gross profit margin	63%	60%	3%

Cold Chain Monitoring	2,628	2,087	541	26%
Gross profit margin	43%	34%	9%

Cold Chain Packaging	269	404	(135)	(33%)
Gross profit margin	8%	14%	(6%)

Total gross profit	$29,668	$25,904	$3,764	15%
Gross profit margin	59%	57%	2%

Three and six months ended September 30, 2018 versus September 30, 2017

Sterilization and Disinfection Control gross profit margin percentage increased for both the three and six months ended September 30, 2018 primarily as a result of $291 and $353 of moving expenses related to the Bozeman facility that were incurred during the three and six months ended September 30, 2017, respectively. Excluding the impact of the moving expenses, gross margin percentage for both periods was essentially flat as compared to the prior year.

Instruments gross margin percentage was flat during the three months ended September 30, 2018. Instruments gross margin percentage increased during the six months ended September 30, 2018 due to favorable product and service mix, as well as a $163 increase in inventory reserve recorded in the six months ended September 30, 2017 as a result of the decision to discontinue the sale of certain instruments products.

Cold Chain Monitoring gross profit margin percentage increased during the three and six months ended September 30, 2018 primarily due to efficiency gains as well as a one-time incremental inventory reserve charge of $216 recorded in the six months ended September 30, 2017.

Cold Chain Packaging gross profit margin decreased during the three and six months ended September 30, 2018 primarily as a result of increased sales volumes related to a large customer contract containing lower-than-standard contractual pricing. Additionally, we experienced significantly higher costs on certain commodities during the three and six months ended September 30, 2018 than in previous periods. We are currently implementing a commercial initiative to pass some of these costs increases on to our customers. Even if we are successful with this initiative, we expect that our Cold Chain Packaging gross profit margin percentage will continue to be substantially lower than the historical results of our other segments due to the nature of these products.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2018 increased in total as compared to the prior year as follows:

Selling

Three and six months ended September 30, 2018 versus September 30, 2017

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.  Selling expense for the three and six months ended September 30, 2018 decreased 21 percent and 26 percent, respectively, primarily due to timing of the reduction and replacement of selling personnel.  As a percentage of revenues, selling expense was seven percent for the three and six months ended September 30, 2018, as compared to 10 percent and 11 percent for the three and six months ended September 30, 2017, respectively. We plan to continue to strategically reinvest in sales and marketing resources in an effort to further increase organic revenues growth.

General and Administrative

Three and six months ended September 30, 2018 versus September 30, 2017

Labor costs, including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of general and administrative expense. General and administrative expenses increased $1,081 during the three months ended September 30, 2018, due primarily to $718 of increases in non-cash stock-based compensation expense and amortization of intangible assets. General and administrative costs increased $1,824 during the six months ended September 30, 2018, due primarily to $1,198 of increases in non-cash stock-based compensation expense and amortization of intangible assets.

Research and Development

Three and six months ended September 30, 2018 versus September 30, 2017

Research and development expense is predominantly comprised of labor costs and third-party consultants. Research and development expenses for the three and six months ended September 30, 2018 decreased five percent and 18 percent, respectively, due to streamlining the necessary engineers, materials, and supplies required to support existing businesses. We plan to make incremental investments in this area over time to further our development plans.

Estimated Legal Settlement

Three and six months ended September 30, 2018 versus September 30, 2017

During the three months ended September 30, 2018, we recorded a $3,300 estimated legal settlement expense; see Note 9. “Commitments and Contingencies” within Item 1. Financial Statements.

Other Expense

Other expense for the three and six months ended September 30, 2018 is composed primarily of interest expense associated with our Credit Facility, offset by a $288 gain recorded on the sale of our Bozeman facility; see Note 4. “Facility Relocation” within Item 1. Financial Statements for more information.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go-forward basis, our effective tax rate will be approximately 26 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 7. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program. Net income for the six months ended September 30, 2018 varied with the changes in revenues, gross profit, and operating expenses (which includes $3,702 and $1,729 of non-cash amortization of intangible assets and stock-based compensation, respectively).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, working capital, capacity under our Credit Facility, and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources have historically included long-term capital equipment expenditures, payment of debt obligations, quarterly dividends to shareholders, and acquisitions. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $14,059 and $14,698 at September 30, 2018 and March 31, 2018, respectively.

Given our cash flow projections and unused capacity on our line of credit that is available until March 1, 2022, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements for our general business needs. Interest-bearing debt of $33,375 and $46,625 was outstanding at September 30, 2018 and March 31, 2018, respectively. The Term Loan requires 20 quarterly principal payments, which began on March 31, 2017, in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022. We were in compliance with all loan agreements at September 30, 2018 and for all prior years presented and have met all debt payment obligations.

As of June 30, 2018, our previously-announced move of our Omaha, Traverse City, and old Bozeman manufacturing facilities to our new facility in Bozeman, Montana was complete. We also completed the sale of our old Bozeman facility during the period ended September 30, 2018, which resulted in a gain of $288.

We have recorded an estimated litigation accrual of $3,300, which we expect to pay over the next twelve months; see Note 9. “Commitments and Contingencies” within Item 1. Financial Statements.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions. At September 30, 2018, we had $64,500 on unused capacity under our credit facility, subject to covenant restrictions. In addition, in June 2018, the SEC declared effective our Universal Shelf Registration Statement which allows us to sell, in one or more public offerings, common stock or warrants, or any combination of such securities for proceeds in an aggregate amount of up to $300,000. The terms of any offering, including the type of securities involved, would be established at the time of sale.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share for the three months ended September 30, 2018 as well as each quarter for the year ending March 31, 2018.

In October 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 17, 2018, to shareholders of record at the close of business on November 30, 2018.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$10,200	$7,368
Net cash provided by (used in) investing activities	1,373	(941)
Net cash used in financing activities	(11,300)	(2,137)

At September 30, 2018, we had contractual obligations for open purchase orders of approximately $3,325 for routine purchases of supplies and inventory, which are payable in less than one year.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. However, a substantial majority of our operations and investment activities are transacted in U.S. dollars and therefore our foreign currency risk is not material at this date.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares, of which 162,486 have been purchased to date. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We have made no repurchases of our common stock in the current or any of the last three fiscal years.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation and Amendments to Articles of Incorporation (incorporated by reference from exhibit 3.1 to Mesa Laboratories, Inc.’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740))
10.1	Credit agreement dated as of March 1, 2017 between Mesa Laboratories, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on March 2, 2017 (Commission File Number: 000-11740)).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

* Indicates a management contract or compensatory plan, contract or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: October 31, 2018	BY:	/s/ Gary M. Owens
Gary M. Owens Chief Executive Officer

DATED: October 31, 2018	BY:	/s/ John V. Sakys
John V. Sakys Chief Financial Officer