Form 10-Q
period 2018-12-31
MESA LABORATORIES INC /CO
filed 2019-02-04
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

There were 3,868,491 shares of the Issuer’s common stock, no par value, outstanding as of January 25, 2019.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	December 31,	March 31,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$5,729	$5,469
Accounts receivable, less allowances of $128 and $179, respectively	13,254	14,302
Inventories, net	7,606	9,228
Prepaid income taxes	4,476	273
Prepaid expenses and other	1,496	782
Assets held for sale	--	1,934
Total current assets	32,561	31,988
Property, plant and equipment, net	22,997	23,593
Deferred taxes	118	127
Intangibles, net	38,336	42,850
Goodwill	64,148	65,543
Total assets	$158,160	$164,101

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,426	$2,380
Accrued salaries and payroll taxes	6,077	4,284
Current portion of long-term debt	2,000	1,625
Unearned revenues	3,728	3,921
Current portion of contingent consideration	45	709
Income taxes payable	--	1,008
Estimated legal liability	3,300	--
Other accrued expenses	3,207	3,363
Total current liabilities	20,783	17,290
Deferred income taxes	2,457	2,621
Long-term debt, net of debt issuance costs and current portion	27,213	44,635
Other long-term liabilities	114	194
Total liabilities	50,567	64,740
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,859,327 and 3,801,439 shares, respectively	36,528	30,516
Retained earnings	72,520	68,281
Accumulated other comprehensive (loss) income	(1,455)	564
Total stockholders’ equity	107,593	99,361
Total liabilities and stockholders’ equity	$158,160	$164,101

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Revenues	$26,682	$23,671	$76,689	$69,298
Cost of revenues	11,048	10,990	31,387	30,713
Gross profit	15,634	12,681	45,302	38,585
Operating expenses:
Selling	2,054	1,942	5,748	6,909
General and administrative	7,731	6,256	22,824	19,525
Research and development	860	752	2,539	2,790
Impairment loss on goodwill and long-lived assets	3,669	13,819	3,669	13,819
Estimated legal settlement	--	--	3,300	--
Total operating expenses	14,314	22,769	38,080	43,043
Operating income (loss)	1,320	(10,088)	7,222	(4,458)
Other expense, net	372	438	568	1,659
Earnings (loss) before income taxes	948	(10,526)	6,654	(6,117)
Income tax expense	90	560	572	1,099
Net income (loss)	$858	$(11,086)	$6,082	$(7,216)

Earnings (loss) per share:
Basic	$0.22	$(2.93)	$1.58	$(1.92)
Diluted	0.21	(2.93)	1.51	(1.92)

Weighted-average common shares outstanding:
Basic	3,855	3,781	3,840	3,765
Diluted	4,045	3,781	4,037	3,765

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income	$858	$(11,086)	$6,082	$(7,216)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(658)	181	(2,019)	1,880
Comprehensive (loss) income	$200	$(10,905)	$4,063	$(5,336)

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2018	2017
		(as adjusted (A))

Cash flows from operating activities:
Net income	$6,082	$(7,216)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,162	6,981
Stock-based compensation	2,424	1,423
Impairment loss on goodwill and long-lived assets	3,669	13,819
Change in inventory reserve	49	2,120
Gain on disposition of assets	(288)	(116)
Deferred taxes	--	(1,077)
Foreign currency adjustments	--	(255)
Adjustment to contingent consideration	(32)	300
Other	135	83
Cash provided by changes in operating assets and liabilities:
Accounts receivable, net	893	2,621
Inventories, net	1,302	1,414
Prepaid expenses and other current assets	(4,611)	(1,687)
Accounts payable	311	(139)
Accrued liabilities and taxes payable	3,375	(1,751)
Unearned revenues	(179)	(442)
Net cash provided by operating activities	20,292	16,078
Cash flows from investing activities:
Acquisitions	(4,840)	(15,433)
Proceeds from sale of assets	2,222	1,133
Purchases of property, plant and equipment	(1,207)	(2,540)
Net cash used in investing activities	(3,825)	(16,840)
Cash flows from financing activities:
Proceeds from the issuance of debt	2,000	11,000
Payments on debt	(19,125)	(9,750)
Contingent consideration	(677)	(905)
Dividends	(1,843)	(1,807)
Proceeds from the exercise of stock options	3,588	2,346
Net cash (used in) provided by financing activities	(16,057)	884
Effect of exchange rate changes on cash and cash equivalents	(150)	(99)
Net increase in cash and cash equivalents	260	23
Cash and cash equivalents at the beginning of the period	5,469	5,820
Cash and cash equivalents at the end of the period	$5,729	$5,843
Cash paid for:
Income taxes paid	$5,634	$4,191
Interest paid	1,293	1,477

(A)	– Contingent consideration is classified as a financing activity pursuant to ASU 2016-15.

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total

March 31, 2018	3,801,439	$30,516	$68,281	$564	$99,361
Common stock issued for conversion of stock options net of 1,620 shares returned as payment	46,586	3,043	--	--	3,043
Dividends paid, $0.16 per share	--	--	(610)	--	(610)
Stock-based compensation	--	739	--	--	739
Foreign currency translation	--	--	--	(1,312)	(1,312)
Net income	--	--	4,230	--	4,230
June 30, 2018	3,848,025	34,298	71,901	(748)	105,451
Common stock issued for conversion of stock options net of 477 shares returned as payment	4,722	133	--	--	133
Dividends paid, $0.16 per share	--	--	(616)	--	(616)
Stock-based compensation	--	990	--	--	990
Foreign currency translation	--	--	--	(49)	(49)
Net income	--	--	994	--	994
September 30, 2018	3,852,747	35,421	72,279	(797)	106,903
Common stock issued to employees under compensation plans, net of 485 shares returned as payment	6,580	412	--	--	412
Dividends paid, $0.16 per share	--	--	(617)	--	(617)
Stock-based compensation	--	695	--	--	695
Foreign currency translation	--	--	--	(658)	(658)
Net income	--	--	858	--	858
December 31, 2018	3,859,327	$36,528	$72,520	$(1,455)	$107,593

*Accumulated Other Comprehensive Income (Loss).

See accompanying notes to condensed consolidated financial statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total

March 31, 2017	3,734,704	$25,925	$73,656	$(1,760)	$97,821
Common stock issued for conversion of stock options net of 3,795 shares returned as payment	23,471	963	--	--	963
Dividends paid, $0.16 per share	--	--	(601)	--	(601)
Stock-based compensation	--	540	--	--	540
Foreign Currency Translation	--	--	--	751	751
Net income	--	--	1,517	--	1,517
June 30, 2017	3,758,175	27,428	74,572	(1,009)	100,991
Common stock issued for conversion of stock options net of 1,541 shares returned as payment	21,542	1,101	--	--	1,101
Dividends paid, $0.16 per share	--	--	(600)	--	(600)
Stock-based compensation	--	445	--	--	445
Foreign Currency Translation	--	--	--	948	948
Net income	--	--	2,353	--	2,353
September 30, 2017	3,779,717	28,974	76,325	(61)	105,238
Common stock issued to employees under compensation plans, net of 304 shares returned as payment	2,089	282	--	--	282
Dividends paid, $0.16 per share	--	--	(606)	--	(606)
Stock-based compensation	--	438	--	--	438
Foreign Currency Translation	--	--	--	181	181
Net income	--	--	(11,086)	--	(11,086)
December 31, 2017	3,781,806	$29,694	$64,633	$120	$94,447

*Accumulated Other Comprehensive Income (Loss).

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

Fair Value Measurements

As of December 31, 2018 and March 31, 2018, our financial instruments were categorized as Level 1 (inputs are quoted prices in active markets) and include cash, accounts receivable, accounts payable, accrued liabilities and short-term and long-term debt. With the exception of long-term debt, the carrying value of these financial instruments is considered to be representative of their fair value due to the short maturity of these instruments. Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us.

Acquisitions

During the three months ended December 31, 2018, we completed the purchase of Point Six Wireless, LLC. We made an initial allocation of the purchase price at the date of acquisition based on our understanding of the fair value of acquired assets and assumed liabilities. We obtained the information to make the allocation during due diligence and through the use of other information available to us. In the months after closing, we will obtain additional information about the assets and liabilities acquired, including asset appraisals, and we will refine the estimates of the fair value to more accurately allocate the purchase price.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842). The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to present financial statement users with the ability to assess the amount, timing, and uncertainty of cash flows arising from leases. We have initiated our plan for the adoption and implementation of this new accounting standard, including assessing our lease arrangements, evaluating practical expedients, and making necessary changes to our accounting policies, processes, and internal controls over financial reporting. We expect to adopt the standard using the optional transition method, which will allow us to apply the standard as of the effective date, therefore we will not apply changes to comparative periods presented in our financial statements. We are still assessing the expected impact of the standard on our consolidated balance sheets, but it will not significantly impact our consolidated statements of operations and cash flows.

Recently Adopted Accounting Pronouncements

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to our financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods. We adopted this new rule beginning the quarter ended December 31, 2018 and have included our Consolidated Statements of Stockholders' Equity with this quarterly filing on Form 10-Q.

During the nine months ended December 31, 2018, we elected to early-adopt ASU 2018-15 Intangibles – Goodwill and Other Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”) on a prospective basis. ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs of other internal-use software arrangements. Accordingly, we capitalized $206 of costs incurred during the nine months ended December 31, 2018 to implement a hosted enterprise resource planning system to our European subsidiaries. The related asset is held in prepaid expenses and other on the condensed consolidated balance sheets, and we began amortizing the expense to general and administrative costs on our condensed consolidated statements of operations on a straight-line basis over the contractual term of the arrangement.

Effective April 1, 2018, we adopted ASU 2014-09 Revenue from Contracts with Customers (Topic 606) and all related amendments (referred to collectively hereinafter as “ASU 606”) to all contracts on a modified retrospective basis. ASU 606 requires an entity to recognize revenue for the transfer of goods or services equal to the amount it expects to be entitled to receive for the goods and services. The adoption did not have a material impact on our condensed consolidated balance sheets, statements of operations, or cash flows. The primary impact of adoption was the enhancement of disclosures to provide additional clarity regarding how revenue is earned and recognized, and to show revenues at a more disaggregated level, included in Note 2. “Revenue Recognition.”

In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. We adopted the ASU immediately upon release. The amendments in the update provide guidance on when to record and disclose provisional amounts for certain income tax effects of the Tax Cuts and Jobs Act ("TCJA"). The amendments also require any provisional amounts or subsequent adjustments to be included in net income from continuing operations. Additionally, this ASU discusses required disclosures that an entity must make with regard to the TCJA. As of the three months ended December 31, 2018, we have completed our analysis of the TCJA’s income tax effects. the Refer to Note 8. “Income Taxes” for additional information on the TCJA.

The TCJA created a new requirement that global intangible low taxed income earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFC’s U.S. shareholder. Under U.S. GAAP, we are allowed to make an accounting policy choice of how GILTI taxes are treated. We have elected to treat taxes due on future U.S. inclusions in taxable income related to GILTI as current period expenses when incurred (“the period cost method”).

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips and packaging materials, are typically used on a standalone basis; however, some, such as calibration solutions, are also critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customer replacement of existing equipment. Hardware sales may be offered with perpetual or annual software licenses, which in some cases are required for the hardware to function. We generally generate service revenues from three categories: 1) discrete installation of our hardware and software, 2) discrete but recurring calibration and maintenance of our hardware or 3) contracted and recurring testing and maintenance services and software license subscriptions. We evaluate our revenues internally both by product line as well as by timing of revenue generation and nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract.

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

Our performance obligations related to services may include testing, installation, and/or maintenance of our products, either on-site at our customers’ facilities or in our own calibration laboratories. Performance obligations arise from service contracts when discrete services are contracted in advance and performed at a future time, often at the time of the customer’s choosing. In this case, the performance obligation is satisfied, and revenue is recognized, upon the customer’s acceptance of the completion of the specified work. Alternatively, service revenue may be recognized for contracted services or maintenance provided continually over a period of time, and our performance obligations are satisfied by completing any service that is contractually required, if applicable, or simply by the passage of time if no services are required or requested. For contracted services, revenue is recognized on a straight-line basis over the life of the service contract, which is a faithful depiction of these annual service contracts, which may or may not be invoked.

The following tables present disaggregated revenues for the three and nine months ended December 31, 2018 and December 31, 2017, respectively:

	Three Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$9,853	$834	$151	$1,868	$12,706
Hardware and Software	110	6,417	1,980	49	8,556
Services	372	2,090	534	135	3,131
Contracted Revenues
Services	1,210	--	1,079	--	2,289
Total Revenues	$11,545	$9,341	$3,744	$2,052	$26,682

	Three Months Ended December 31, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$8,872	$754	$36	$1,345	$11,007
Hardware and Software	280	5,724	1,332	3	7,339
Services	244	1,704	489	244	2,681
Contracted Revenues
Services	1,234	--	1,410	--	2,644
Total Revenues	$10,630	$8,182	$3,267	$1,592	$23,671

	Nine Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$29,478	$2,272	$351	$5,139	$37,240
Hardware and Software	487	18,039	4,951	105	23,582
Services	884	6,465	1,507	277	9,133
Contracted Revenues
Services	3,626	--	3,108	--	6,734
Total Revenues	$34,475	$26,776	$9,917	$5,521	$76,689

	Nine Months Ended December 31, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$25,810	$2,314	$107	$3,861	$32,092
Hardware and Software	647	16,811	3,800	72	21,330
Services	772	5,643	1,283	464	8,162
Contracted Revenues
Services	3,569	--	4,145	--	7,714
Total Revenues	$30,798	$24,768	$9,335	$4,397	$69,298

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2018	$4,147
Prior year liabilities recognized in revenues during the nine months ended December 31, 2018	(3,504)
Contract liabilities added during the nine months ended December 31, 2018, net of revenues recognized	3,631
Contract liabilities balance as of December 31, 2018	$4,274

Note 3. Impairment Loss on Goodwill and Long-Lived Assets

During the nine months ended December 31, 2018, we performed an impairment analysis on our Cold Chain Packaging reporting segment as the segment’s financial results continued to fall short of expectations. Specifically, rising commodity costs used in the segment’s principal product have increased over the past nine months, eroding the gross profit margin of the segment. We determined that the long-lived assets and goodwill associated with our Cold Chain Packaging reporting segment were impaired and we recognized non-cash impairment charge of $1,028 on goodwill and $2,641 on long-lived assets, in impairment loss on goodwill and long-lived assets on the accompanying condensed consolidated statements of operations. The remaining goodwill and intangible assets associated with this segment are $300 and $809, respectively as of December 31, 2018. The fair value of the impaired assets was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flow method.

Note 4. Inventories

Inventories consist of the following:

	December 31, 2018	March 31, 2018
Raw materials	$7,485	$9,059
Work-in-process	379	380
Finished goods	3,154	3,152
Less: reserve	(3,412)	(3,363)
Inventories, net	$7,606	$9,228

Note 5. Facility Relocation

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

Facility relocation amounts accrued and paid for the nine months ended December 30, 2018 are as follows:

Balance at March 31, 2018	408
Facility Relocation Expense	17
Cash payments	(425)
Balance at December 31, 2018	-

We completed the sale of our old Bozeman facility during the nine months ended December 31, 2018, for $2,222 (net of commissions) resulting in a gain of $288, which is recorded in other (income) expense, net on our condensed consolidated statements of operations.

Note 6. Long-Term Debt

Long-term debt consists of the following:

	December 31, 2018	March 31, 2018
Line of credit (3.813%, as of December 31, 2018)	$12,000	$28,000
Term loan (3.875% as of December 31, 2018)	17,500	18,625
Less: discount	(287)	(365)
Less: current portion	(2,000)	(1,625)
Long-term portion	$27,213	$44,635

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined in the agreement, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were in compliance with all debt covenants as of December 31, 2018.

As of December 31, 2018, future contractual maturities of debt are as follows:

For the year ending March 31,
2019	$500
2020	2,125
2021	2,625
2022	24,250
Total	$29,500

Subsequent to December 2018, we made a $3,000 payment under our line of credit.

Note 7. Stock-Based Compensation

During the nine months ended December 31, 2018, we granted restricted stock units (“RSUs”) on 17,458 shares of our common stock to eligible employees. The weighted average grant date fair value of the RSUs was $154.91 per share. The RSUs generally vest in equal installments on the anniversary of the grant date over a period of five years. During the nine months ended December 31, 2018, 2,000 RSUs vested, and 1,445 RSUs were forfeited or cancelled.

During the nine months ended December 31, 2018, we awarded 11,385 performance share units (“PSUs”) that are subject to both service and performance conditions to eligible employees. The PSUs had a grant date fair value of $192.99 per share and vest both based on our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021, as well as continued service through June 15, 2021. The quantity of shares that will be issued upon vesting will range from 0 percent to 400 percent of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest. During the nine months ended December 31, 2018, 1,050 PSUs were forfeited.

During the nine months ended December 31, 2018, we granted non-qualified stock options (“NQSOs”) on 25,544 shares of common stock to eligible employees. The weighted-average grant date fair value of the NQSOs was $53.93 per share with a weighted average exercise price of $144.65 per share based on the closing price of the common stock on the date of grant. The NQSOs generally vest in equal installments on the anniversary of the grant date over a period of five years.

Amounts recognized in the condensed consolidated financial statements related to stock-based compensation are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Stock-based compensation expense	$695	$438	$2,424	$1,423
Amount of income tax (benefit) expense recognized in earnings	(160)	99	(1,018)	(893)
Stock-based compensation, net of tax	$535	$537	$1,406	$530
Benefit to earnings per share
Basic	$0.14	$0.14	$0.37	$0.14
Diluted	0.13	0.14	0.35	0.14

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying condensed consolidated statements of operations.

The following is a summary of stock option and non-vested stock award activity for the nine months ended December 31, 2018 (shares in thousands):

	Stock Options		Non-Vested Stock Awards
	Number of Shares	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding at March 31, 2018	458	$86.38	9	$125.68
Awards granted	26	144.65	29	169.94
Awards forfeited or expired	(36)	98.91	(3)	171.51
Awards exercised or vested	(58)	69.75	(2)	163.47
Outstanding as of December 31, 2018	390	$91.58	33	$128.04

Exercisable at December 31, 2018	151

We issue shares in connection with stock-based compensation pursuant to the Mesa Laboratories, Inc. 2014 Equity Plan (the “2014 Equity Plan”). For the purposes of counting the shares remaining as available under the 2014 Incentive Plan, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as five shares issued, whereas each share underlying a stock option counts as one share issued. Under the 2014 Equity Plan, 1,100,000 shares of common stock have been authorized and reserved for eligible participants, of which 611,504 shares were available for future grants as of December 31, 2018.

Note 8. Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income. Each quarter, our estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. Additionally, the tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, impairments of non-deductible goodwill, excess benefits from stock-based compensation, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs. There is a potential for volatility of the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, settlement with taxing authorities, and foreign currency fluctuations.

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

We have completed our analysis of the TCJA’s income tax effects. In total, the TCJA resulted in a net tax expense of $43. The final effect of the TCJA’s one-time transition tax was a tax liability of $322. During the nine months ended December 31, 2018, we re-measured the applicable deferred tax assets and liabilities based on the rates at which they are expected to reverse. The amount recorded related to the re-measurement of our deferred tax balance was a benefit of $279.

Our effective income tax rate was 9.5 percent and (5.3) percent for the three months ended December 31, 2018 and December 31, 2017, respectively; and 8.6 percent and (18.0) percent for the nine months ended December 31, 2018 and December 31, 2017, respectively. The effective tax rate for the three and nine months ended December 31, 2018 differed from the statutory federal rate of 21 percent primarily due to the impact of the state income taxes, share-based payment awards for employees, and the foreign rate differential.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 9. Earnings Per Share

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

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net income (loss) available for shareholders	$858	$(11,086)	$6,082	$(7,216)
Weighted average outstanding shares of common stock	3,855	3,781	3,840	3,765
Dilutive effect of stock options	180	--	182	--
Dilutive effect of non-vested shares	10	--	15	--
Fully diluted shares	4,045	3,781	4,037	3,765

Basic	$0.22	$(2.93)	$1.58	$(1.92)
Diluted	$0.21	$(2.93)	$1.51	$(1.92)

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Stock awards that were anti-dilutive	1	501	23	501
Stock awards subject to performance conditions	10	-	9	-
Total stock awards excluded from diluted EPS	11	501	32	501

Note 10. Commitments and Contingencies

In February 2018, Dr. James L. Orrington II filed a purported civil class action in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we sent unsolicited advertisements to telephone facsimile machines. The complaint includes counts alleging violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act, Conversion, Nuisance, and Trespass to Chattels.  The plaintiff seeks monetary damages, injunctive relief, and attorneys’ fees. Additionally, in June 2018, Rowan Family Dentistry, Inc. filed a purported class action complaint in the United States District Court for the District of Colorado making substantially the same claims as Dr. James L. Orrington II and seeking substantially the same relief. During the nine months ended December 31, 2018, we recorded an expense of $3,300 as an estimate of our potential loss associated with the matter. The expense is recorded as estimated legal settlement on our condensed consolidated statements of operations and a corresponding liability is included as estimated legal liability on our condensed consolidated balance sheets. In January 2019, we received preliminary court approval of a class action settlement with Dr. James L. Orrington II in the amount of $3,300. We will continue to vigorously defend the aforementioned cases and while we believe that the liability recorded as of December 31, 2018 approximates the amount that we will ultimately pay, it is possible that we will be subject to liabilities greater or less than the current amount accrued.

Note 11. Segment Information

We have four reporting segments: Sterilization and Disinfection Control, Instruments, Cold Chain Monitoring, and Cold Chain Packaging. The following tables set forth our segment information:

	Three Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$11,545	$9,341	$3,744	$2,052	$26,682

Gross profit	$7,876	$5,922	$1,575	$261	$15,634
Reconciling items (2)					(14,686)
Earnings before income taxes					$948

	Three Months Ended December 31, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$10,630	$8,182	$3,267	$1,592	$23,671

Gross profit	$7,134	$5,150	$(43)	$440	$12,681
Reconciling items (2)					(23,207)
Earnings before income taxes					$(10,526)

	Nine Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$34,475	$26,776	$9,917	$5,521	$76,689

Gross profit	$23,660	$16,909	$4,203	$530	$45,302
Reconciling items (2)					(38,648)
Earnings before income taxes					$6,654

	Nine Months Ended December 31, 2017
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$30,798	$24,768	$9,335	$4,397	$69,298

Gross profit	$20,676	$15,021	$2,044	$844	$38,585
Reconciling items (2)					(44,702)
Earnings before income taxes					$(6,117)

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)	Reconciling items include selling, general and administrative, research and development, impairment loss on goodwill and long-lived assets, estimated legal settlement, and other expenses

	December 31, 2018	March 31, 2018
Total assets
Sterilization and Disinfection Control	$76,983	$83,452
Instruments	29,332	33,479
Cold Chain Monitoring	34,749	30,796
Cold Chain Packaging	2,722	7,091
Corporate and administrative	14,374	9,283
Total	$158,160	$164,101

As of December 31, 2018, all long-lived assets are located in the United States except for $5,952, $2,471 and $15,130 which are associated with our French, Canadian, and German subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
United States	$17,003	$14,221	$49,167	$41,664
Foreign	9,679	9,450	27,522	27,634
Total	$26,682	$23,671	$76,689	$69,298

No foreign country exceeds 10 percent of total revenues.

Note 12. Subsequent Event

In January 2018, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2019, to shareholders of record at the close of business on February 28, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words “will,” “estimate,” "believe," "expect," "anticipate," "intend," "project," and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2018, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

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

Our revenues come from three main sources – hardware and software, consumables, and services. Product sales (hardware, software, and consumables) are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products and acquisitions. Sterilization and disinfection control products and most products in our Cold Chain Packaging Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products and cold chain monitoring products and systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Cold chain monitoring and instruments products may be sold in conjunction with a perpetual or subscription-based software license, which may be required for the related hardware to function. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and cold chain monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

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

During the nine months ended December 31, 2018, we completed a business combination (the “Point Six Wireless Acquisition”) whereby we acquired substantially all of the assets (other than current assets) and certain liabilities of Point Six Wireless, LLC’s continuous monitoring business.

General Trends

Our strategic objectives include growth both organically and through further acquisitions. During the nine months ended December 31, 2018, we continued to build our infrastructure to prepare for future growth, including completing the relocation and sale of the old Bozeman manufacturing facility, moving those operations into the new Bozeman building, the addition of key personnel to our operations, sales and marketing, and research and development teams, and the continued rollout of phase three of our ERP implementation project (European operations), which was completed as of December 31, 2018.

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

We are working on several research and development projects that, if completed, may result in enhanced or new products for both existing customers and new markets. We are hopeful that we will have enhanced or new products and services available for sale in the coming year.

Overall revenues increased 13 percent and 11 percent for the three and nine months ended December 31, 2018. Organic revenues growth by reporting segment was as follows:

	Three Months Ended	Nine Months Ended
	December 31, 2018	December 31, 2018
Sterilization and Disinfection Control	6%	1%
Instruments	14%	8%
Cold Chain Monitoring	14%	6%
Cold Chain Packaging	29%	26%
Total Company	11%	6%

During the three months ended December 31, 2018, we performed a financial analysis of the Cold Chain Packaging Division, which revealed that gross profits for the segment continue to decline, primarily due to rising commodity costs. As a result, we performed an impairment test on the reporting segment, and recognized non-cash impairment charges of $1,028 on goodwill and $2,641 on long-lived assets, in impairment loss on goodwill and long-lived assets on the accompanying condensed consolidated statements of operations.

Results of Operations

(Dollars in thousands)

The following table sets forth, for the periods indicated, condensed consolidated statements of operations data. The table and the discussion below should be read in conjunction with the accompanying condensed consolidated financial statements and the notes thereto appearing elsewhere in this report:

	Three Months Ended December 31,			Percent
	2018	2017	Change	Change
Revenues	$26,682	$23,671	$3,011	13%
Cost of revenues	11,048	10,990	58	1%
Gross profit	$15,634	$12,681	$2,953	23%
Gross profit margin	59%	54%	5%

Operating expenses:
Selling	$2,054	$1,942	$112	6%
General and administrative	7,731	6,256	1,475	24%
Research and development	860	752	108	14%
Impairment loss on goodwill and long-lived assets	3,669	13,819	(10,150)	(73%)
	$14,314	$22,769	$(8,455)	(37%)

Operating income (loss)	$1,320	$(10,088)	$11,408	113%
Net income (loss)	$858	$(11,086)	$11,944	108%
Net income (loss) margin	3%	(47%)	50%

	Nine Months Ended December 31,			Percent
	2018	2017	Change	Change
Revenues	$76,689	$69,298	$7,391	11%
Cost of revenues	31,387	30,713	674	2%
Gross profit	$45,302	$38,585	$6,717	17%
Gross profit margin	59%	56%	3%

Operating expenses:
Selling	$5,748	$6,909	$(1,161)	(17%)
General and administrative	22,824	19,525	3,299	17%
Research and development	2,539	2,790	(251)	(9%)
Impairment loss on goodwill and long-lived assets	3,669	13,819	(10,150)	(73%)
Estimated legal settlement	3,300	--	3,300	N/A
	$38,080	$43,043	$(4,963)	(12%)

Operating income (loss)	$7,222	$(4,458)	$11,680	262%
Net income (loss)	$6,082	$(7,216)	$13,298	184%
Net income (loss) margin	8%	(10%)	18%

Revenues

The following tables summarize our revenues by source:

	Three Months Ended December 31,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$11,545	$10,630	$915	9%
Instruments	9,341	8,182	1,159	14%
Cold Chain Monitoring	3,744	3,267	477	15%
Cold Chain Packaging	2,052	1,592	460	29%
Total	$26,682	$23,671	$3,011	13%

	Nine Months Ended December 31,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$34,475	$30,798	$3,677	12%
Instruments	26,776	24,768	2,008	8%
Cold Chain Monitoring	9,917	9,335	582	6%
Cold Chain Packaging	5,521	4,397	1,124	26%
Total	$76,689	$69,298	$7,391	11%

Three and nine months ended December 31, 2018 versus December 31, 2017

Sterilization and Disinfection Control revenues for the three months ended December 31, 2018 increased nine percent, primarily as a result of six percent organic revenues growth, and to a lesser extent, the acquisition of BAG Health Care GmbH Hygiene Monitoring (“BAG”) during fiscal year 2018. Sterilization and Disinfection Control revenues increased 12 percent for the nine months ended December 31, 2018, primarily as a result of the acquisitions of BAG, SIMICON GmbH, and Hucker & Hucker GmbH during fiscal year 2018.

Instruments revenues for the three and nine months ended December 31, 2018 increased 14 percent and eight percent, respectively, primarily due to the timing of orders and modest price increases. Instrument revenues for the three months ended December 31, 2017 were impacted by a slower than expected adoption of an updated medical product and the discontinuation of its predecessor product. However, the adoption rate of the product has increased over the past calendar year.

Cold Chain Monitoring revenues increased 15 percent and six percent for the three and nine months ended December 31, 2018, respectively, primarily as a result of organic revenues growth. Revenues in this division fluctuate quarter over quarter due to the timing of performance obligations and the nature and timing of orders and installations within any given quarter.

Cold Chain Packaging revenues increased 29 percent and 26 percent for the three and nine months ended December 31, 2018, respectively, as a result of the normalization in the order rate of the division’s largest customer.

Gross Profit

The following summarizes our gross profit by segment:

	Three Months Ended December 31,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$7,876	$7,134	$742	10%
Gross profit margin	68%	67%	1%

Instruments	5,922	5,150	772	15%
Gross profit margin	63%	63%	--%

Cold Chain Monitoring	1,575	(43)	1,618	3,763%
Gross profit margin	42%	(1%)	43%

Cold Chain Packaging	261	440	(179)	(41%)
Gross profit margin	13%	28%	(15%)

Total gross profit	$15,634	$12,681	$2,953	23%
Gross profit margin	59%	54%	5%

	Nine Months Ended December 31,			Percent
	2018	2017	Change	Change
Sterilization and Disinfection Control	$23,660	$20,676	$2,984	14%
Gross profit margin	69%	67%	2%

Instruments	16,909	15,021	1,888	13%
Gross profit margin	63%	61%	2%

Cold Chain Monitoring	4,203	2,044	2,159	106%
Gross profit margin	42%	22%	20%

Cold Chain Packaging	530	844	(314)	(37%)
Gross profit margin	10%	19%	(9%)

Total gross profit	$45,302	$38,585	$6,717	17%
Gross profit margin	59%	56%	3%

Three and nine months ended December 31, 2018 versus December 31, 2017

Sterilization and Disinfection Control gross profit margin percentage increased for both the three and nine months ended December 31, 2018 primarily as a result of $150 and $503 of moving expenses related to the Bozeman facility that were incurred during the three and nine months ended December 31, 2017, respectively. Excluding the impact of the moving expenses, gross margin percentage for both periods was essentially flat as compared to the prior year.

Instruments gross margin percentage was flat during the three months ended December 31, 2018, primarily due to product and service mix, offset by volume-based efficiencies associated with an increase in revenues. Instruments gross margin percentage increased during the nine months ended December 31, 2018 due primarily to favorable product and service mix, as well as a $163 increase in inventory reserve recorded in the nine months ended December 31, 2017 as a result of the decision to discontinue the sale of certain instruments products.

Cold Chain Monitoring gross profit margin percentage increased during the three months ended December 31, 2018 primarily due to $1,700 of inventory reserve expense recorded in the three months ended December 31, 2017; excluding the impact of the reserve in the comparable period, gross margin percentage decreased as a result of timing of orders and unfavorable product mix variations. Cold Chain Monitoring gross profit margin percentage increased during the nine months ended December 31, 2018, primarily due to $1,916 of inventory reserve expense recorded in the nine months ended December 31, 2017. Excluding the impact of the inventory reserve charge in the comparable period, gross profit margin percentage was flat as compared to the nine months ended December 31, 2017.

Cold Chain Packaging gross profit margin decreased during the three and nine months ended December 31, 2018 primarily as a result of significantly higher commodities costs than in previous periods, and to a lesser extent, sales volumes related to a large customer contract containing lower-than-standard contractual pricing. We are currently implementing a commercial initiative to pass some of our increasing commodities costs on to our customers. Even if we are successful with this initiative, we expect that our Cold Chain Packaging gross profit margin percentage will continue to be substantially lower than the historical results of our other segments due to the nature of these products. See General Trends for additional discussion.

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2018 decreased in total as compared to the prior year as follows:

Selling

Three and nine months ended December 31, 2018 versus December 31, 2017

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels. Selling expense increased six percent for the three months ended December 31, 2018 and decreased 17 percent for the nine months ended December 31, 2018, primarily due to timing of the reduction and replacement of selling personnel. As a percentage of revenues, selling expense was eight percent and seven percent for the three and nine months ended December 31, 2018, respectively, as compared to eight percent and ten percent for the three and nine months ended December 31, 2017, respectively. We plan to continue to strategically reinvest in sales and marketing resources in an effort to further increase organic revenues growth.

General and Administrative

Three and nine months ended December 31, 2018 versus December 31, 2017

Labor costs, including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of general and administrative expense. General and administrative expenses increased $1,475 during the three months ended December 31, 2018, due primarily to increased incentive-based compensation as a result of the Company’s financial performance and higher salary expense. General and administrative costs increased $3,299 during the nine months ended December 31, 2018, due primarily to increased incentive-based compensation as a result of the Company’s financial performance and increases in non-cash stock-based compensation expense. We expect to incrementally increase our headcount in the future as we continue to invest in future organic revenues growth.

Research and Development

Three and nine months ended December 31, 2018 versus December 31, 2017

Research and development expense is predominantly comprised of labor costs and third-party consultants. Research and development expenses for the three months ended December 31, 2018 increased 14 percent and for the nine months ended December 31, 2018, decreased nine percent, due to streamlining the necessary engineers, materials, and supplies required to support existing businesses in the prior year. During the three months ended December 31, 2018, we began to make incremental investments in research and development to enhance existing products.

Impairment Loss on Goodwill and Long-Lived Assets

Three and nine months ended December 31, 2018 versus December 31, 2017

During the three and nine months ended December 31, 2018, we recorded impairment expense of $3,669 related to goodwill and long-lived assets associated with our Cold Chain Packaging Division. During the three and nine months ended December 31, 2017, we recorded impairment expense of $13,819 related to goodwill associated with our Cold Chain Packaging Division. See General Trends above for additional discussion.

Estimated Legal Settlement

Three and nine months ended December 31, 2018 versus December 31, 2017

During the nine months ended December 31, 2018, we recorded a $3,300 estimated legal settlement expense; see Note 10. “Commitments and Contingencies” within Item 1. Financial Statements.

Other Expense

Other expense for the three months ended December 31, 2018 is composed primarily of interest expense associated with our Credit Facility. During the nine months ended December 31, 2018, other expense is composed of interest expense associated with our credit facility, offset by a $288 gain recorded on the sale of our Bozeman facility; see Note 5. “Facility Relocation” within Item 1. Financial Statements for more information.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go-forward basis, our effective tax rate will be approximately 26 percent, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 8. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program. Net income for the nine months ended December 31, 2018 varied with the changes in revenues, gross profit, and operating expenses (which includes $5,418 and $2,424 of non-cash amortization of intangible assets and stock-based compensation, respectively). Net income for the nine months ended December 31, 2018 was also significantly impacted by a $3,669 impairment loss on goodwill and long-lived assets (see Note 3. “Impairment Loss on Goodwill and Long-Lived Assets” within Item 1. Financial Statements.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, working capital, capacity under our Credit Facility, and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources have historically included long-term capital equipment expenditures, payment of debt obligations, quarterly dividends to shareholders, and acquisitions. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $11,778 and $14,698 at December 31, 2018 and March 31, 2018, respectively.

Given our cash flow projections and unused capacity on our line of credit that is available until March 1, 2022, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements for our general business needs. Interest-bearing debt of $29,500 and $46,625 was outstanding at December 31, 2018 and March 31, 2018, respectively. The Term Loan requires 20 quarterly principal payments, which began on March 31, 2017, in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022. We were in compliance with all loan agreements at December 31, 2018 and for all prior years presented and have met all debt payment obligations.

Subsequent to December 2018, we made a $3,000 payment under our line of credit.

As of June 30, 2018, our previously-announced move of our Omaha, Traverse City, and old Bozeman manufacturing facilities to our new facility in Bozeman, Montana was complete. We also completed the sale of our old Bozeman facility during the nine months ended December 31, 2018, which resulted in a gain of $288.

We have recorded an estimated litigation accrual of $3,300, which we expect to pay over the next twelve months; see Note 10. “Commitments and Contingencies” within Item 1. Financial Statements.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions. At December 31, 2018, we had $68,000 on unused capacity under our line of credit, subject to covenant restrictions. In addition, in June 2018, the SEC declared effective our Universal Shelf Registration Statement which allows us to sell, in one or more public offerings, common stock or warrants, or any combination of such securities for proceeds in an aggregate amount of up to $300,000. The terms of any offering, including the type of securities involved, would be established at the time of sale.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share for the three months ended June 30, 2018, September 30, 2018, and December 31, 2018 as well as each quarter for the year ending March 31, 2018.

In January 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2019, to shareholders of record at the close of business on February 28, 2019.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2018	2017
Net cash provided by operating activities	$20,292	$16,078
Net cash used in investing activities	(3,825)	(16,840)
Net cash (used in) provided by financing activities	(16,057)	884

At December 31, 2018, we had contractual obligations for open purchase orders of approximately $3,823 for routine purchases of supplies and inventory, which are payable in less than one year.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. “Financial Statements.” for information regarding any legal proceedings in which we may be involved.

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
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 4, 2019	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 4, 2019	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer