Form 10-K/A
period 2019-03-31
MESA LABORATORIES INC /CO
filed 2019-07-18
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of outstanding shares of the Issuer’s common stock as of July 16, 2019 was 3,921,579.

This document (excluding exhibits) contains 26 pages.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: None

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended March 31, 2019 (the “2019 Form 10-K”) originally filed on June 6, 2019 (the “Original Filing”) by Mesa Laboratories, Inc., a Colorado corporation (“Mesa Labs” the “Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2019.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

This Amendment contains forward-looking statements. Actual results may differ materially from those described in our forward-looking statements as a result of risks and uncertainties, including the important factors set forth under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Original Filing, which is available on the website of the U.S. Securities and Exchange Commission (“SEC”) at www.sec.gov.

In Mesa Laboratories Inc.’s filings with the SEC, information is sometimes “incorporated by reference.” This means that we refer you to information previously filed with the SEC that should be considered as part of the particular filing. As provided under SEC regulations, the Compensation Committee Report contained in this Amendment specifically is not incorporated by reference into any other filings with the SEC and shall not be deemed to be “filed” with the SEC.

Part III

Item 10. Directors, executive officers and Corporate Governance

The Board of Directors and its Committees

Our business is managed through the oversight and direction of our Board of Directors (the “Board”).  We have three standing committees: Audit, Compensation, and Nominating and Governance.  Our Board of Directors currently consists of eight persons.  Under applicable Nasdaq and SEC requirements, (a) we are required to have a majority of independent directors, and (b) all of the members of each committee, with the exception of the Nominating and Governance Committee, must be independent.  The Board has affirmatively determined that each of the following individuals who served on the Board during a period in the year ended March 31, 2019 is an “independent director” as such term is defined in Nasdaq Listing Rule 5605: Michael T. Brooks, Stu Campbell, David M. Kelly, John B. Schmieder, Evan C. Guillemin, David Perez, Jennifer S. Alltoft, and Robert V. Dwyer.  The Board has also affirmatively determined that each member of each committee of the Board satisfies the independence requirements applicable to committees as prescribed by the Nasdaq Listing Rules and the rules and regulations of the SEC. Dr. Sullivan and Mr. Owens are not an “independent director” because they are our employees.

The Board has the responsibility for establishing broad corporate policies and for our overall performance, although it is not involved in day-to-day operating details.  The Board meets regularly throughout the year, including the annual organizational meeting following the Annual Meeting of Shareholders (“Annual Meeting”), to review significant developments affecting the Company and to act upon matters requiring Board approval.  It also holds special meetings as required from time to time when important matters arise, requiring Board action between scheduled meetings.

Directors are elected at each Annual Meeting and serve a one-year term or until a successor is duly elected and qualified at an appropriate Annual Meeting.  Vacancies may be filled by an affirmative vote of the majority of the remaining directors.

Each director is compensated separately (other than the President and Chief Executive Officer) for service on the Board and is reimbursed for expenses incurred in connection with attending Board meetings.  Chairs of the Audit, Compensation, and Nominating and Governance Committees are compensated separately for service on those committees.

Meeting Attendance and Preparation

The Board met four times during the fiscal year ended March 31, 2019.  Each director attended all of the Board meetings, and at least 75% of the regular and special meetings of the committees on which they serve, either in person or telephonically.  In addition, directors are required to prepare for each meeting by reviewing materials distributed in advance.

Information About the Board of Directors and Executive Officers

The following table sets forth the names and ages of all of our directors and executive officers, and the positions held by each such person as of April 4, 2019. Each of the directors holds office until the next Annual Meeting or until his or her successor is elected and qualified or until his or her earlier death, resignation or removal.  Each officer serves at the discretion of the Board.

Information about our Directors
John J. Sullivan Chairman of the Board of Directors Age: 66 Director Since: 2009

Background:
John J. Sullivan, Ph.D. was appointed as the Chairman of the Board upon his retirement from his position as Chief Executive Officer and President in September 2017.  Dr. Sullivan was previously promoted to the position of Chief Executive Officer and President, in March 2009.  Dr. Sullivan joined us in October 2004 in the role of Vice President of Sales and Marketing and was promoted to the positions of President and Chief Operating Officer in 2006.  In 1988, Dr. Sullivan joined Varian, Inc. (a major analytical instrument manufacturer) and served in various capacities in Research and Development, Sales and Marketing Management, and Business Development until 2004.  In 1982, Dr. Sullivan joined the U.S. Food and Drug Administration’s Seattle District Laboratory as a Senior Research Scientist and worked there until 1988.  From 1976 until 1980, Dr. Sullivan was employed as an Analytical Chemist at BioMed Research Labs (an independent research and testing laboratory).  Dr. Sullivan received his Bachelor of Science degree in Biology from Western Washington University in 1976 and a Ph.D. degree in Food Science from the University of Washington in 1982.

Qualifications:
Dr. Sullivan's leadership resulted in many accomplishments during his 13-year tenure at the Company, such as expanding revenues and profits, acquisitions of new product lines, entering multiple new markets, and expanding our international reach. Dr. Sullivan's keen leadership continues to be a driving force behind our company's innovations and expansion.

Gary M. Owens President and Chief Executive Officer Age: 51 Director Since: 2017

Background:
Gary M. Owens was promoted to the position of Chief Executive Officer and President in September 2017.  Mr. Owens joined us in March 2017 as our Chief Operating Officer.  From 2006 through March 2017, Mr. Owens held several positions with Danaher Corporation.  From 2016 through March 2017, Mr. Owens served as Corporate Vice-President of Strategic Development for Danaher Corporation and was seconded to Pall Corporation, a wholly owned subsidiary of Danaher Corporation as Commercial Integration Lead.  From 2012 to 2016, Mr. Owens served as Vice-President and General Manager of Beckman Coulter Life Sciences, a wholly owned subsidiary of Danaher Corporation.  From 2009 to 2012, Mr. Owens was Corporate Vice-President of Strategic Development for Danaher Corporation.  From 2006 to 2009, Mr. Owens served as the Group Vice-President of Business Development for Danaher Industrial.  From 1998 to 2006, Mr. Owens served in various product management, sales and business development roles for Canon Incorporated and Trilogy Software.  From 1994 to 1998, Mr. Owens was a team leader for Bain & Company.  Mr. Owens received his BSE in Mechanical Engineering from Tulane University in 1990 and his Master of Business Administration degree from Columbia Business School in 1994.

Qualifications:
Mr. Owens has extensive experience in business development (including acquisitions and subsequent integrations), business management, and championing continuous improvement and lean initiatives, while driving operational improvements. He provides the Board with significant experience in driving improvements in Mesa's existing business, implementing The Mesa Way!, and in maturing our business development program.

John B. Schmieder Director Age: 50 Director Since: 2015

Background:
Mr. Schmieder has experience in corporate finance, public accounting, and investment banking, and is now the owner of multiple holistic health clinics in St. Louis, Missouri, opening the first in 2005.  Between 2006 and 2010, Mr. Schmieder also served as the President and Treasurer of the Acupuncture Association of Missouri.  He worked at George K. Baum & Co. and Citizens Funds (which became Sentinel Investments) from 1998 to 2003. From 1995 to 2002, Mr. Schmieder served as an equity and financial analyst at May Department Stores (now Macy’s Corporation).  From 1990 to 1993, Mr. Schmieder served in various positions, including senior auditor, at Arthur Andersen & Co.  He received a Bachelor of Administration in Business degree from the University of San Diego in 1990, a Master of Business Administration with emphasis in finance and corporate strategy from the University of Michigan-Ann Arbor in 1995 and a Master of Oriental Medicine Degree from the Massachusetts College of Pharmacy and Health Science (formerly New England School of Acupuncture) in 2005.

Qualifications: Mr. Schmieder brings expert knowledge in finance, accounting, and a keen business expertise to our Board.
Robert V. Dwyer Director Age: 78 Director Since: 2006

Background:
Mr. Dwyer served as President of our Raven Biological Laboratories operation until November 2010.  Mr. Dwyer previously served on the Board of Directors of American National Bank, based in Omaha, Nebraska.  In addition, Mr. Dwyer holds ownership positions in other small business entities.  Mr. Dwyer served as President and was the majority owner of Raven Biological Laboratories, Inc. until November 2010 and is also an Attorney at Law.  Mr. Dwyer received his Bachelor of Arts in Philosophy degree from Creighton University in 1962, and he received his J.D. from Creighton University in 1964.

Qualifications:
Mr. Dwyer was the founder of Raven Biological Laboratories, a key component of our Sterilization and Disinfection Control Division. Additionally, his extensive experience with innovative medically-focused companies, as well as his general management expertise are an asset to our Board.

Evan C. Guillemin Director Age: 53 Director Since: 2009

Mr. Guillemin has served in a variety of roles including Director of Research and Associate Portfolio Manager at Select Equity Group Inc., a registered investment adviser based in New York City, since 2004.  He is a principal at Select Equity Group and serves on the Management Committee of the firm. Mr. Guillemin also previously served on the Board of Directors of Shake Shack, Inc. (NYSE: SHAK), and a privately held company. Prior to joining Select Equity Group, Mr. Guillemin served as CFO of Alloy Merchandising Group Inc., the successor to Delias Inc. Mr. Guillemin was an executive and board member of Delias Inc., a Nasdaq-traded specialty retailing company.  He served as CFO and then Chief Operating Officer of Delias from 1996 to 2003, when the company was acquired by Alloy Inc.  He received his Bachelor of Arts degree from Yale University in 1987 and a Master of Business Administration degree with distinction from Harvard Business School in 1996.

Qualifications: Mr. Guillemin brings to our Board expert knowledge in finance, accounting, business strategy, capital markets, and public company corporate governance.

David M. Kelly Director Age: 77 Director Since: 2010

Mr. Kelly currently serves as a member of the Board of Directors of Mestek (OTC: MCCK), and a privately held company, and previously served on the Board of Directors of Federated Investors, Inc. (NYSE: FII).  In 1995, Mr. Kelly joined Matthews International Corporation, where he served as Chairman of the Board, Chief Executive Officer and President until his retirement in 2007.  From 1972 to 1995, Mr. Kelly was with Carrier Corporation and held a variety of executive positions, in the United States and in Asia, in marketing, finance, manufacturing and operations, including President of North America operations.  He received a Bachelor of Science degree in Physics from Boston College in 1964, a Master’s degree in Molecular Biophysics from Yale in 1966, and a Master of Business Administration degree from Harvard Business School in 1968.

Qualifications:
Mr. Kelly's executive experience has helped him develop outstanding skills in leading and managing strong and diverse teams of employees, and in oversight of the growth of businesses in a rapidly-evolving market. Mr. Kelly also brings us significant experience serving as an independent director of other public and privately-held companies.

David Perez (1) Director Age: 59 Director Since: 2019

Background:
David Perez was appointed as a director on January 23, 2019. Mr. Perez currently serves as a member of the Board of Directors of two privately held companies, as well as three not-for-profit organizations. From 1999 until his retirement in 2019, Mr. Perez served in a variety of executive positions, including over 18 years as President and Chief Executive Officer, at the company now referred to as Terumo BCT. Mr. Perez received a Bachelor of Arts degree in Political Science from Texas Tech University in 1981.

Qualifications:
Mr. Perez has significant experience in the medical products business, and brings the Board deep knowledge and broad experience in growing and scaling a highly regulated global medical device business, strategic planning, innovation processes, product development, manufacturing, enterprise risk management, strategic planning, talent development, and succession planning.

Jennifer S. Alltoft (2) Director Age: 51 Director Since: 2019

Background:
Jennifer Alltoft was appointed as a director on March 4, 2019. Mrs. Alltoft had a 32-year career at Pfizer, Inc., where she held multiple positions in Research and Development, Sales and Marketing, Technical Support and General Management.  In her most recent experience, she led Pfizer’s Biosimilars business. Ms. Alltoft received a Higher National Certificate in applied biology from Bromley College in 1989, and a Bachelor of Science degree in Biological Sciences from North East Surrey College of Technology in 1992.

Qualifications: Ms. Alltoft has extensive experience in the pharmaceutical business, and brings the Board expertise in sales and marketing and research and development.

(1)  Mr. Perez was appointed to the Board following the death of Mr. H. Stuart Campbell.

(2)  Ms. Alltoft was appointed to the Board as a replacement to Mr. Michael Brooks, who retired from the Board of Directors effective April 4, 2019.

Information about our Executive Officers
John Sakys Chief Financial Officer Age: 50	John Sakys joined us in October 2012 as our Chief Financial Officer. From 2009 through October 2012, Mr. Sakys held several positions with The Berry Company, LLC, and its predecessor company, Local Insight Regatta Holdings, Inc., most recently as its Vice President and Chief Accounting Officer. From 2001 to 2009, Mr. Sakys was the Vice President and Chief Financial Officer of Isonics Corporation, a former Nasdaq listed company based in the Denver area. From September 2000 to April 2001, Mr. Sakys was Controller of AuraServ Communications. From July 1998 to September 2000, Mr. Sakys was Director of Financial Reporting for Media One, Inc. From December 1994 to July 1998, Mr. Sakys was an audit manager at Ernst and Young LLP. Mr. Sakys received his Bachelor of Arts degree in Business Economics with an emphasis in accounting from the University of California at Santa Barbara in 1990 and is a Certified Public Accountant.
Greg DiNoia Senior Vice President of Commercial Operations Age: 54	Greg DiNoia joined the Company in November 2017 as Senior Vice President. From 2008 through November 2017, Greg held several positions with Danaher Corporation. During his Danaher tenure, Greg served as Global Vice President of Trojan Technologies, North American Vice President of Sales, Service and Customer Support at Hach, and Vice President and General Manager of North American Sales at Gilbarco Veeder Root, all of which are wholly owned subsidiaries of Danaher. From 1997 to 2008, Greg was Vice President, Americas for Metrologic Instruments. Mr. DiNoia received his Bachelor of Science degree in Biology from the College of William and Mary.

Board Qualifications, Skills and Attributes

In addition to the specific qualifications, skills and experience described above, each incumbent director has demonstrated a strong work ethic and dedication to Mesa Labs, including coming prepared to meetings, supporting our strategic vision while asking constructive questions and challenging management in a productive way, and otherwise providing valuable oversight of our business on behalf of our shareholders. We also believe that each director, through their personal accomplishments and in their service to Mesa Labs, has demonstrated high integrity, strong intellectual acumen, solid business judgment, and strategic vision.

Unless otherwise indicated, no director has held any other directorships for the past five years.

Independence of Directors

Our Board reviews the independence of our directors to determine whether any relationships, transactions or arrangements involving any director or any family member or affiliate of a director may be deemed to compromise the director’s independence from us. Based on that review, the Board determined that none of our directors has any relationships, transactions or arrangements that would compromise his or her independence, except that Mr. Owens and Mr. Sullivan are not independent directors as a result of their employment with us. There are no family relationships among the Named Executive Officers (“NEOs”), directors or any person chosen to become a director or executive officer.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act’) requires our directors, executive officers and persons who own more than five percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock.  Officers, directors and greater than five percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  To our knowledge, based upon a review of the copies of such reports furnished to us and based upon written representations that no other reports were required, all Section 16(a) filing requirements applicable to our officers, directors and greater than five percent beneficial shareholders were complied with during the fiscal year ended March 31, 2019.

Committees of the Board of Directors

Our Board has three standing committees: (1) the Audit Committee, (2) the Compensation Committee, and (3) the Nominating and Corporate Governance Committee, each composed entirely of persons the Board has determined to be independent as described above. Each Committee operates pursuant to a written charter (which is reviewed annually and reassessed for adequacy) adopted by our Board, which sets forth the Committee’s role and responsibilities and provides for an annual evaluation of its performance. The charters of all three standing committees are available on the Investors page of our corporate website at http://mesalabs.com/investor-relations.  In addition to the audit, nominating and governance, and compensation committees mentioned above, the Board may convene special committees to consider various other matters as they arise.  During the year ended March 31, 2019, the Board did not convene any special committees.

Audit Committee

Pursuant to its charter, the Audit Committee assists the Board in overseeing (i) the Consolidated Financial Statements and audits of the Company, (ii) our compliance with financial reporting requirements, and (iii) the independence and performance of our internal and external auditors.  The Audit Committee charter further requires the Audit Committee to, among other things:

-

Review the annual audited Consolidated Financial Statements with management and the independent auditors and determine whether to recommend to the Board that they be included in our Annual Report on Form 10-K;

-	Review proposed major changes to our auditing and accounting principles and practices;
-	Review and evaluate our system of internal control;
-	Review significant financial reporting issues raised by management or the independent auditors;
-	Approve the compensation of the independent auditors for annual audit and quarterly review work, and pre-approve audit and permitted non-audit services provided by our independent auditors; and
-

Establish procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters as well as the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

As required by law, the Audit Committee has established procedures to handle complaints received regarding our accounting, internal controls or auditing matters. It is also required to ensure the confidentiality of employees who have provided information or expressed concern regarding questionable accounting or auditing practices. The Audit Committee held four meetings during the year ended March 31, 2019.  The members of the Audit Committee are Messrs. Guillemin (Chairperson), Schmieder, and Perez. All members of the Audit Committee (including Mr. Kelly prior to Mr. Perez joining the Board) were present at each meeting.  The Board has determined that Mr. Evan Guillemin is an “audit committee financial expert” as defined in the applicable rules and regulations of the Exchange Act and is “independent.”

As required by Nasdaq, our Board has reviewed the qualifications of our Audit Committee members and has determined that none of them has a relationship with us that may interfere with the exercise of their independence from management and the Company.

Compensation Committee

Pursuant to its charter, the Compensation Committee assists the Board in fulfilling its oversight responsibilities for compensation of executive officers and administration of our compensation and benefit plans.  In accordance with its charter, the committee determines the compensation of our Chief Executive Officer based on an evaluation of his or her performance, and approves the compensation level of our other executive officers following an evaluation of their performance and recommendation by the Chief Executive Officer. The Compensation Committee met seven times during the year ended March 31, 2019. The members of the Compensation Committee are Messrs. Kelly (Chairperson), Guilleman, and Perez.

The Compensation Committee charter also grants the committee the authority to: review and make recommendations to the Board with respect to the establishment of any new incentive compensation and equity-based plans; review and approve the terms of written employment agreements and post-service arrangements for executive officers; recommend compensation to be paid to our outside directors; review disclosures to be filed with the SEC and distributed to our shareholders regarding executive compensation and recommend to the Board the filing of such disclosures; assist the Board with its functions relating to our compensation and benefits programs generally; and other administrative matters with regard to our compensation programs and policies. The committee may delegate any of its responsibilities to a subcommittee comprised of one or more members of the committee, except where such delegation is not allowed by legal or regulatory requirements.

The Compensation Committee has also been appointed by the Board to administer our 2014 Equity Plan (“the 2014 Equity Plan”) and to make awards under the plan. The committee has for several years, including the year ended March 31, 2019, delegated its authority under the plan to our Chief Executive Officer to make grants to non-executive officer level employees, within limitations specified by the committee.

The Compensation Committee retained Pay Governance, LLC, (“Pay Governance”) an independent executive compensation consulting firm, to provide the committee with advice regarding compensation matters for the year ended March 31, 2019 and for the equity compensation awards made to our executive officers in April and June 2018. All of the fees paid to Pay Governance during 2019 were in connection with the firm’s work on executive compensation matters on behalf of the committee; no fees were paid to the firm for any other work. Pay Governance was retained pursuant to an engagement letter with the Compensation Committee, and the committee determined that the firm’s service to Mesa did not and does not give rise to any conflict of interest, and considers Pay Governance to have sufficient independence from our company and executive officers to allow it to offer objective advice.

During the year ended March 31, 2019, no members of our Compensation Committee were executive officers serving on the compensation committee of another entity whose executive officers served on our Board.  No member of the Compensation Committee was an officer or employee of the Company or had a business relationship with or conducted any undisclosed transactions with the Company.  Our Chief Executive Officer and/or other Officers, upon request, may attend selected meetings of the Compensation Committee.

Nominating and Governance Committee

The Nominating and Governance Committee assists the Board in identifying qualified individuals to become members of the Board, oversees, reviews and where appropriate, makes recommendations concerning the Company’s corporate governance guidelines and conducts an annual self-assessment of the Board performance.  The Nominating and Governance Committee met one time during the year ended March 31, 2019. The members of the Nominating and Governance Committee are Messrs. Schmieder (Chairperson), Dwyer, and Ms. Alltoft.

Director Nomination Process

In evaluating potential director candidates, the Nominating and Governance Committee considers the appropriate balance of experience, skills and characteristics required of the Board, and seeks to ensure that at least a majority of the directors are independent under the applicable Listing Rules of Nasdaq.  The Nominating and Governance Committee selects director nominees based on their personal and professional integrity, depth and breadth of experience, ability to make independent analytical inquiries, understanding of our business, willingness to devote adequate attention and time to duties of the Board, and such other criteria as are deemed relevant by the Nominating and Governance Committee.  Consistent with the policy of the Company, the Nominating and Governance Committee will strive to develop a Board that is diverse and inclusive regarding gender, race and ethnicity.  The Nominating and Governance Committee believes that the backgrounds and qualifications of the directors, considered as a group, should provide a diverse mix of experience, knowledge, and skills.

In identifying potential director candidates, the Nominating and Governance Committee relies on recommendations made by current directors and officers.  In addition, the Nominating and Governance Committee may engage a third-party search firm to identify and recommend potential candidates.  Finally, the Nominating and Governance Committee will consider candidates recommended by shareholders

Executive Sessions

Our independent directors met in executive session without management present at the end of each regularly-scheduled Board meeting during the year ended March 31, 2019. At regularly-scheduled meetings of the Audit Committee and Compensation Committee, executive sessions are scheduled at the end of each meeting, with only the Committee members or the Committee members and their advisors present, to discuss any topics the Committee members deem necessary or appropriate.

Risk Oversight

The Board takes a key role in overseeing our risks.  The Board receives frequent timely reports of our financial performance, changes in and composition of consolidated balance sheet accounts, quality assurance program effectiveness, enterprise risk management, product liability risks and status of relationships with all business constituencies including customers, employees, suppliers and government entities.  The Audit Committee receives regular reports on our compliance with securities laws and communications with the SEC and shareholders.  The Audit Committee has established an independent whistleblower hot line to encourage early and anonymous reporting of accounting irregularities or other violations of our codes of ethics.  The Board routinely reviews our litigation threats, product/market strategies and operational activities.

Compensation Committee Interlocks and Insider Participation

We had no compensation committee interlocks with any other company during the year ended March 31, 2019.

Code of Ethics

We adopted a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our employees, executive officers and directors, including our principal executive officer and principal financial officer.  The Code of Ethics contains written standards that are reasonably designed to deter wrongdoing and includes provisions regarding ethical conduct, conflicts of interest, proper disclosure in all public communications, compliance with all applicable governmental laws, rules and regulations, and the prompt reporting of violations of the Code of Ethics and accountability for adherence to the Code of Ethics.  A copy of the Code of Ethics is available on our website at http://mesalabs.com/investor-relations.

Stock Ownership Guidelines

We do not currently have stock ownership requirements for our officers or our Board members.

Director Compensation

During the year ended March 31, 2019, the cash retainer for service on the Board was increased to $50,000 annually, and the equity retainer for service on the board was modified to be comprised of restricted stock units (RSUs) valued at $75,000 annually (the number of shares subject to the award is based on the closing price of our common stock on the grant date). The Chairman of the Board is entitled to additional compensation of $20,000 annually, while other committee chair positions are entitled to an additional $10,000 annually.  Directors are reimbursed for expenses incurred in connection with their service as directors, including travel expenses for meetings. Mr. Owens does not receive compensation for his services as a director because he is a full-time employee of the company.

The Compensation Committee of the Board reviews and makes recommendations to the Board on compensation provided to directors at least annually, as required by its charter. The Compensation Committee used data provided by Pay Governance, LLC to assess the competitiveness of our non-employee director compensation program as compared to the peer group discussed in our Compensation Discussion and Analysis section. Upon review and consideration, the Committee recommended, and the Board approved, that the increases described above would be implemented beginning during the year ended March 31, 2019.

The compensation paid to each non-employee director who served during the year ended March 31, 2019 is set forth below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Option Awards ($) (2), (8)	All Other Compensation ($) (3)	Total ($)

(a)	(b)	(c)	(d)	(g)	(h)
John Sullivan	$60,000	$50,909	$23,922	$12,000	146,831
Michael T. Brooks (4)	50,000	50,909	23,922	--	124,831
H. Stuart Campbell (5)	41,000	50,909	23,922	--	115,831
Robert V. Dwyer	50,000	50,909	23,922	--	124,831
Evan C. Guillemin	57,500	50,909	23,922	--	132,331
John Schmieder	50,000	50,909	23,922	--	124,831
David M. Kelly	56,500	50,909	23,922	--	131,331
David Perez (6)	9,615	60,027	--	--	69,642
Jennifer S. Alltoft (7)	4,167	50,078	--	--	54,245

(1)

Reflects the grant date fair value under FASB Topic 718 of restricted stock units awarded for the equity portion of each director’s annual retainer. Each of Dr. Sullivan and Messrs. Brooks, Campbell, Dwyer, Guillemin, Kelly, and Schmieder received an award of 150 restricted stock units on April 2, 2018. The grant date fair value of the restricted stock units was $142.40 per unit, the closing price of our stock on April 2, 2018. The restricted stock units vest ratably on each of the first five anniversaries of the grant date, subject to the director’s continued service as a director through each vesting date. In addition, each of Dr. Sullivan and Messrs. Brooks, Campbell, Dwyer, Guilleman, Kelly, and Schmieder received an award of 150 restricted stock units on November 7, 2018, which vest on the first anniversary of the grant date, subject to the directors’ continued service as a director through such date. The grant date fair value of the restricted stock units was $196.99 per unit, the closing price of our stock on November 7, 2018. As of March 31, 2019, Dr. Sullivan, and Messrs. Brooks, Dwyer, Guillemin, Kelly, and Schmieder each held 300 unvested restricted stock units.

(2)

Each of Dr. Sullivan, and Messrs. Brooks, Campbell, Dwyer, Guillemin, Kelly, and Schmieder received an award of 450 stock options on April 2, 2018 with a grant date fair value of $53.16. We calculated these amounts in accordance with the provisions of ASC Section 718 – Compensation – Stock Compensation, using the Black-Scholes option-pricing model.

(3)	Dr. Sullivan receives an annual salary of $12,000 for his assistance with Investor Relations for the Company.
(4)	Mr. Brooks retired from the Board effective April 4, 2019, and as a result, 2,322 of his unvested options and 300 RSUs were forfeited on April 4, 2019.
(5)

Mr. Campbell passed away on December 28, 2018. His pay was prorated for the portion of the year that he served on the Board. 2,724 of his unvested options and 300 RSUs were forfeited upon his death. His estate retains 1,619 of vested options, which may be exercised until December 28, 2019.

(6)

Mr. Perez was appointed to the Board on January 23, 2019, and his pay was prorated to reflect his service period. Mr. Perez received an award of 275 restricted stock units on January 23, 2019, which fully vest on November 7, 2019. The grant date fair value of the restricted stock units was $218.28 per unit, the closing price of our stock on January 23, 2019. As of the year ended March 31, 2019, Mr. Perez holds no unvested restricted stock units.

(7)

Ms. Alltoft was appointed to the Board on March 4, 2019, and her pay was prorated to reflect her service period. Ms. Alltoft received an award of 209 restricted stock units on March 4, 2019, which fully vest on November 7, 2019. The grant date fair value of the restricted stock units was $239.61 per unit, the closing price of our stock on March 4, 2019. As of the fiscal year ended March 31, 2019, Ms. Alltoft holds no unvested restricted stock units.

(8)	The aggregate number of options held by each director as of March 31, 2019 was as follows:

Name	Aggregate Number of Option Awards Held as of March 31, 2019
John Sullivan	62,550
Michael T. Brooks	8,090
H. Stuart Campbell	1,619
Robert V. Dwyer	6,590
Evan C. Guillemin	8,090
John Schmieder	4,450
David M. Kelly	4,406
David Perez	--
Jennifer S. Alltoft	--

Shareholder Communications with the Board of Directors

Shareholders and other interested parties may communicate with one or more members of the Board by writing to all or any of the following: Audit Committee Chairman, Compensation Committee Chairman or Nominating and Governance Committee Chairman, c/o Corporate Secretary, Mesa Laboratories, Inc., 12100 West Sixth Avenue, Lakewood CO 80228.

Item 11. Executive Officers and Compensation

Compensation Committee Report

The Compensation Committee of the Board of Directors of Mesa Laboratories, Inc. has reviewed and discussed the following Compensation Discussion and Analysis with management and, based on its review and discussions, recommends its inclusion in this Annual Report.

David M. Kelly
Evan C. Guillemin
David Perez

Compensation committee of the board of directors

Compensation Philosophy

This Compensation Discussion and Analysis describes the objectives and principles underlying our executive compensation programs, outlines the material elements of the compensation of our executive officers, and explains the Compensation Committee’s determinations as to the actual compensation of our executive officers for the fiscal year ended March 31, 2019. In addition, this Compensation Discussion and Analysis is intended to put into perspective the tables and related narratives regarding the compensation of our executive officers that appear following this section.

The Compensation Committee directly supervises our executive compensation program for our named executive officers identified below (our NEOs). The Compensation Committee has designed a compensation program for NEOs to attract, retain and motivate talent in our competitive market environment while focusing the executive team and the Company on the creation of long-term value for our shareholders. The Compensation Committee has the authority to engage outside consultants or purchase compensation surveys, if needed, for evaluation of executive compensation levels.

NEO positions during the fiscal year ended March 31, 2019 included: Mr. Owens, our Chief Executive Officer and President, Mr. Sakys, our Chief Financial Officer, and Mr. DiNoia, our Senior Vice President of Commercial Operations.

We have designed our compensation programs for our NEOs to:

●	attract and retain high performing and experienced executives;
●	motivate and reward executives whose knowledge, skills and performance are critical to our success;

●	align the interests of our executives and shareholders by motivating executives to increase shareholder value;
●	foster a shared commitment among executives by coordinating their goals; and
●	motivate our executives to manage our business to meet our short-term and long-term objectives and reward them for meeting these objectives.

Performance Overview for the Fiscal Year Ended March 31, 2019

Our company made significant progress toward our long-term goals during the fiscal year ended March 31, 2019:

●	We continued to develop and implement the Mesa Way!, which is our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche business.
●	We continued to build our leadership team, hiring leaders in engineering, product management, selling, and marketing.
●	We completed the acquisitions of PointSix Wireless and IBP GmBh (effective April 1, 2019).
●	Revenue increased 7.2% to $103 million, the highest in our company’s history.
●	Adjusted operating income (“AOI”)(1) increased 5% (2) to $25.9 million, the highest in our company’s history.
●	Organic revenues growth increased 3%.

(1)

AOI, or adjusted operating income, is a non-GAAP measure that is defined as operating income less the non-cash impact of amortization of intangible assets, stock-based compensation, and impairment of goodwill and long-lived assets.

(2)

AOI increase presented includes the impact of a $3.3 million expense recorded for an estimated legal settlement. An adjustment was made relative to this settlement in considering bonus payouts, see Short Term Incentive Plan below.

Compensation Best Practices

We believe our executive compensation program is competitive, is aligned with current governance trends, and contains stockholder-friendly features as outlined below:

●	Pay for Performance – Significant portion of our NEO pay is performance-based.
●	No golden parachute excise tax gross-ups.
●	All members of the Compensation Committee are independent directors.
●	External benchmarking used for compensation decisions.
●	Independent compensation consultant.
●	No executive-only retirement plans.
●	No excessive executive perks.

Components of Compensation

Our executive compensation program is comprised of three primary components:

	Base Salary	Short Term Incentive Plan (Annual Cash Bonus)	Equity Compensation (Stock Options, Performance Shares, Restricted Stock Units)
Role in Total Compensation	Provides fixed compensation and helps attract and retain executive talent.	Rewards our executives based on their performance relative to the Company’s annual key performance metrics and individual performance goals.	Aligns the incentives for our executive officers with the interests of our shareholders and rewards our executives for creating shareholder value.
Determination	Determined based on the importance of the executive’s positions within the Company, the experience of the executive, and external market data

Determined under our Company’s management bonus plan, which provides for variable payout targets based on achievement against revenues and profit growth goals and external market data approved by the Compensation Committee at the beginning of each year, adjusted for individual performance.

Number of awards is determined based on the executive’s position within the company, external market data, and individual performance.

The total compensation package reflects our “Pay for Performance” philosophy, which couples employee rewards with the interests of our shareholders. We believe strongly that retention and motivation of successful employees is in the long-term interest of our shareholders.

Setting Executive Officer Compensation

The Compensation Committee, with assistance from our executives, if required, researches compensation levels by investigating comparable company records, purchasing third party compensation surveys or engaging compensation consultants. The acquired data is evaluated by the Compensation Committee and is one factor in establishing compensation plans for the NEOs. Compensation decisions for the following fiscal year are typically made at a meeting of the Compensation Committee shortly after the end of each fiscal year. Once final financial and operational results for the year are available, the Compensation Committee is able to assess the performance of the NEOs.

Benchmarking

To help establish competitive compensation levels, the Compensation Committee examined executive compensation survey data, including base salaries, short-term and long-term incentive compensation, and total cash compensation from Pay Governance. The survey data was tailored to include only those U.S. public and private companies in the medical equipment and device segment with revenues between approximately $75 - $500 million per year. This included companies that produced both medical devices and general electronic instruments, along with consumable supplies. The data from this analysis was used by the Compensation Committee as one factor in determining compensation levels for base salary and total compensation.

Based on input from Pay Governance, the Compensation Committee used the following peer group for fiscal year 2019 compensation decisions. Compensation benchmarking is determined with reference to survey data from Pay Governance and compensation data disclosed in the peers’ proxy statements. Our peer group for fiscal year 2019 included:

●	Abaxis, Inc.
●	Analogic Corporation
●	Cutera, Inc.
●	Inogen, Inc.
●	Lantheus Holdings, Inc.
●	Luminex Corporation
●	Meridian Bioscience, Inc.

●	Natus Medical Incorporated
●	OraSure Technologies, Inc.
●	Repligen Corporation
●	Surmodics, Inc.
●	Tactile Systems Technology, Inc.

Determination of Target Compensation

The Compensation Committee targets the total compensation level to be competitive with comparable companies in terms of size (as measured by revenues and market capitalization), our industry segments and geographic locations. For the fiscal year ended March 31, 2019, the Compensation Committee determined that both the CEO and the CFO should receive increases in compensation to bring their total compensation into a competitive range compared to the benchmarked peer group. The decision was made to ensure that the company attracts and retains the talent needed to lead Mesa to the achievement of its performance goals. The Compensation Committee used not only the data from the Pay Governance survey, but also considered individual and team executive performance, along with our financial performance, as criteria to establish target compensation levels for the CEO and CFO. The CEO proposed the salary for the Senior Vice President of Commercial Operations during the fiscal year ended March 31, 2019, which was approved by the Compensation Committee. From that analysis, and in consideration of our past and future expected financial performance, the Compensation Committee made adjustments to base salaries and target total compensation levels for each NEO that were implemented effective June 5, 2018, retroactive to April 1, 2018.

Base Salaries

We pay a base salary to compensate our executive officers for services rendered during the year, and also to provide them with income regardless of our stock price performance, which helps avoid incentives to create short-term stock price fluctuations and mitigates the impact of forces beyond our control such as general economic and stock market conditions.

The Compensation Committee reviews the base salary of each executive officer at least annually and adjusts salary levels as the committee deems necessary and appropriate in its discretion.

Recommendations for the executive officers (other than the CEO) are provided to the Compensation Committee by our CEO. The Compensation Committee reviews the CEO’s base salary and recommends any changes for review and approval by the full Board. Adjustments to base salaries, if any, typically occur during the first quarter of each year.

As of March 31, 2019, the annualized base salary of each of our NEOs was as follows:

Executive	2019 Base Salary (as of March 31, 2019)	2018 to 2019 Increase
Gary Owens (1)	$520,000	21%
John Sakys	$300,000	14%
Greg DiNoia (2)	$331,345	9%

(1)

Mr. Owens was promoted to President and Chief Executive Officer effective September 1, 2017. Increase in salary was calculated based on his annual salary as CEO in effect at March 31, 2018 compared to his annual salary in effect as of March 31, 2019.

(2)	Mr. DiNoia was hired on November 7, 2017. Increase in salary was calculated based on his annual salary in effect at March 31, 2018 compared to his annual salary in effect as of March 31, 2019.

The Compensation Committee increased the base salaries of each of our NEOs in fiscal year 2019 based on Pay Governance’s analysis of base salaries paid by our peer companies, so that the base salaries of our NEOs would rank among our peers near target levels discussed above.

Short-Term Incentive Plan

The Compensation Committee believes that it is in the best interest of our shareholders to have a substantial component of total compensation “at-risk” and dependent upon our financial performance. Target bonus amounts are set for each NEO based on his position in the company and based on a competitive compensation analysis of our peer group. Of course, if our financial performance were poor, bonus payments could be at or near $0. The Compensation Committee reserves the right to adjust payments under the Short-Term Incentive Plan, in the case of unusual circumstances or events, or economic conditions in general.

The Short-Term Incentive Plan is our annual cash incentive program for employees at the management level and above. The Company’s incentive program consisted primarily of a company performance factor that may be adjusted for individual performance. Company performance is measured by two variables: revenues growth and AOI growth. These variables are considered by the Compensation Committee to be a reliable indicator for the creation of long-term shareholder value. Target goals for business performance metrics used to determine the company performance factor are set at the beginning of the year. Achievement at the target level of each performance metric would yield a company performance factor of 100%, equating to a payout at the target level. The company performance factor is adjusted up or down based on the performance versus the underlying performance metrics. Bonus payouts under the Short-Term Incentive Plan are tied directly to achievement of these revenues growth and AOI growth targets for the year. If both the revenues and AOI growth targets are exceeded by a substantial margin, the maximum bonus payments were set at 167% of the target for the NEOs. As a result of the mix of outperformance against the Short-Term Incentive Plan performance metrics for the fiscal year ending March 31, 2019, as depicted below, the company performance factor was 142% of target.

Metric	Target	Actual	Impact on CPF
Revenues Growth	7.9%	7.2%	(25.0%)
Adjusted Operating Income Growth (1)	13.1%	18.5%	67.0%

Beginning company performance factor:			100.0%
Actual performance impact to company performance factor:			42.0%
Final Company performance factor:			142.0%

(1)

For the purposes of calculating AOI growth during the year, the Compensation Committee elected to increase AOI for the year ended March 31, 2019 by $3.3 million, the amount of expense recorded associated with a legal settlement. Refer to Note 12. “Commitments and Contingencies” of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data.

In addition to the company performance factor, an executive’s Short-Term incentive bonus may also depend on his or her achievement of individual objectives, which are reflected in the individual performance factor. However, the CEO’s salary is not adjusted for an individual performance factor, because his performance is inherently reflected in the performance of the business. After the end of the year, the CEO evaluates the performance of each of the other executive officers against his or her objectives and provides a recommendation on individual performance for each to the Compensation Committee, which then approves a final adjusted value.

Target bonus awards under the Short-Term Incentive Plan for the Company’s NEOs, as well as the actual amounts paid for performance in the fiscal year ended March 31, 2019 were as follows:

Executive	Target Bonus as a Percentage of Base Salary	Actual Payout	Actual Payout as a Percentage of Base Salary
Gary Owens	82%	603,500	116%
John Sakys	60%	260,000	87%
Greg DiNoia	45%	214,000	65%

Long-term Incentive Plan

The Compensation Committee believes that it is in the best interest of our shareholders to provide long-term incentive to each NEO through their ownership of our stock. Stock ownership by our NEOs directly ties their long-term compensation to the performance of our share price. To achieve this goal, we make stock option grants, and in some cases full-value awards, to each NEO at the time of hire. We also make stock option grants and full value award grants, which may be subject to performance conditions, on an annual basis under our stock compensation plan. For the fiscal year ended March 31, 2019, the Compensation Committee chose to grant a combination of non-qualified stock options and performance share awards as recurring performance-based vehicles used to reward our NEOs for enhancing long-term shareholder value. Restricted stock units were also granted to Mr. Owens and Mr. DiNoia as described in more detail in the section titled Other Long-Term Incentive Awards below. In June of 2018, the Compensation Committee determined a target grant value for each NEO (other than Mr. DiNoia, who was not an executive officer at the time of grant as discussed further under “Other Long-Term Incentive Awards” below) and split the value approximately 75% in performance shares, and 25% in non-qualified stock options. The Compensation Committee elected to grant performance share awards based on analysis of Pay Governance data, which showed that performance awards both align the executives behind company goals beyond share price and are commonly granted at competitors. Details of these annual grants are provided below.

2019 Performance Share Awards

Annual performance share awards were granted to our NEOs on June 5, 2018. The awards vest both based on our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021, as well as continued service through June 15, 2021. The quantity of shares that will be issued upon vesting will range from 0% to 400% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

Company targets were set by the Compensation Committee based our company’s performance as a whole, which is weighted at 90%, and the performance of certain subsidiaries that were acquired during the fiscal year ended March 31, 2018, which is weighted 10%. For the purposes of evaluating both company-wide growth and the growth of our acquisitions, the performance share awards consider a 3-year cumulative revenues growth rate compared to target and a 3-year cumulative adjusted operating income growth rate compared to target. The number of shares that can be earned under the award is determine by multiplying the target number of shares by the payout percentage, as summarized in the tables below.

Company-wide targets:

		3 Year Cumulative Revenue Growth versus Target
		<-10%	0% (Target)	4%	12%	20%
3-Year	<-10%	0%
Cumulative AOI	0% (Target)		100%
Growth versus	8%			200%
Target	14%				300%
	20%					400%

Targets for subsidiaries defined under the 2019 performance award plan:

		3 Year cumulative Revenue Growth versus Target
		<-10%	0% (Target)	8%	12%	20%
3-Year	<-10%	0%
Cumulative AOI	0% (Target)		100%
Growth versus	6%			200%
Target	14%				300%
	20%					400%

The Compensation Committee utilized revenues growth and adjusted operating income growth as elements in both our Short-Term Incentive Plan and our Long-Term Incentive Plan. When designing our 2019 executive compensation program, the Compensation Committee evaluated several performance metrics for the purposes of our incentive programs and determined that because revenues growth and AOI are instrumental in driving the company’s performance and stockholder value creation, these measures remained appropriate for both the Short-Term Incentive Plan as a measurement of success in a single year and for the Long-Term Incentive Plan, which rewards creation of long-term shareholder value.

2019 Non-Qualified Stock Options

Annual non-qualified stock options were granted to our NEOs on April 2, 2018. These awards were granted with an exercise price of $142.40, the closing price on the grant date. The options vest ratably on each of the first five anniversaries of the grant date, subject to the NEOs’ continued service in his or her position through each vesting date. The stock options were granted with a 6-year term and are disclosed in the Grants of Plan Based Awards Table.

Other Long-Term Incentive Awards

Mr. Owens joined Mesa in March 2017 and was promoted to CEO in September 2017. In connection with his departure from his previous position, Mr. Owens received restricted stock units to compensate for equity compensation forfeited upon leaving his previous company, “make-whole awards.” Mr. Owens received an award of 5,160 restricted stock units on June 5, 2018. The grant date fair value of the restricted stock units was $167.57 per unit, the closing price of our stock on the previous day. The restricted stock units vest ratably beginning on September 15, 2018, and each of the two anniversaries thereafter, subject to Mr. Owens’ continued service as CEO through each vesting date.

Mr. DiNoia joined Mesa in November 2017 and was named an executive officer effective October 24, 2018. In connection with his departure from his previous position, Mr. DiNoia received restricted stock units to compensate for equity compensation forfeited upon leaving his previous company, “make-whole awards.” Mr. DiNoia received an award of 450 restricted stock units on April 2, 2018. The grant date fair value of the restricted stock units was $142.40 per unit, the closing price of our stock price on April 2, 2018. The restricted stock units vest on each of the first five anniversaries of the grant date, subject to the Mr. DiNoia’s continued service in his position through each vesting date.

Other Benefits

In addition to the principal compensation elements described above, we provide our executive officers with access to the same benefits we provide all of our full-time employees. As such, the NEOs have available various health, welfare and retirement (401(k)) benefits. The Company matches 100% of the first 4% of a participant’s compensation that is contributed by an eligible participant to the 401(k) plan, subject to the applicable limits imposed by the Internal Revenue Code (“Code”).

Employment and Change-in-Control Agreements

We have provided our NEOs, other than Mr. DiNoia, with employment agreements. The employment agreements provide that in the case of an involuntary termination of the executive’s employment without cause or for good reason, the executive is entitled to (i) base salary continuation for the period of one year following termination (payable over a 12 month period), (ii) a prorated portion of the executive’s annual cash bonus for the year of termination, calculated based on actual performance of the Company for the relevant fiscal year, and (iii) continuation of Company-provided health benefits for the period of one year. In the event that an executive’s employment is terminated without cause or for good reason immediately prior to or within two years following a change of control, the executive is entitled to (i) base salary continuation for the period of two years (payable monthly), (ii) an amount equal to two times the greater of (A) the executive’s annual maximum cash bonus for the fiscal year in which the executive’s termination occurs or (B) the executive’s annual maximum cash bonus for the fiscal year immediately preceding the fiscal year in which the executive’s termination occurs, payable in monthly installments over the period of two years, and (iii) continuation of Company-provided health benefits for the period of two years. All separation benefits are subject to the executive’s execution and non-revocation of a general release of claims.

The employment agreements provide that if it is determined that any payment or distribution by the Company to the executive constitute an “excess parachute payment” under Section 280G of the Code, the Company will either (1) pay the total amount to the executive and he would be responsible for the 20% excise tax; or (2) reduce the executive’s payments such that the executive receives no “excess parachute payments,” whichever amount would give the executive the greater benefit on a net, after-tax basis.

In the case of an involuntary termination of the executive without cause or for good reason, other than in connection with a change in control, the vesting and other terms of all unvested equity awards will be at the discretion of the Board, while the terms, conditions and restriction of the original grant and respective equity plans for vested equity awards shall remain, provided however, that in the case of stock options, the executive may exercise vested options at any time; (1) within one month after such termination in the case of options granted prior to March 31, 2017; and (2) prior to the natural termination date as stated in the original grant in the case of options granted after March 31, 2017. In the case of an involuntary termination without cause or for good reason immediately prior to or within two years following a change of control, all unvested equity awards will immediately become fully vested, while all other terms, conditions and restrictions of the original grant and the respective equity plan for both vested and unvested equity awards shall remain, including the period during which equity awards may be exercisable.

Risk Oversight

We believe that any risks arising from our compensation programs and policies are not reasonably likely to have a material adverse effect on the Company. The Company’s compensation programs and policies mitigate risk by significant weighting towards incentive compensation that provides a strong incentive for the executives to produce value for shareholders. The combination of performance measures for the Short-Term Incentive Plan and incentive equity awards, and the multiyear vesting schedules for time-vested equity awards encourage executives to maintain both a short and a long-term view with respect to Company performance. We maintain an Insider Trading Policy for all executives.

2018 Shareholder Say-On-Pay Vote

We provide our shareholders with the opportunity to cast a non-binding, advisory vote on the compensation of our NEOs when required by SEC rules. At our annual meeting of shareholders in October 2018, based upon total shares voted, our shareholders approved our NEOs’ compensation, with approximately 77% voting in favor and approximately 2% voting against (with approximately 4% abstaining and approximately 17% of broker non-votes). Accordingly, the Compensation Committee concluded that our executive compensation programs generally meet the expectations of our shareholders.

Tax Considerations

In designing our compensation programs, we take into account the tax, accounting and disclosure rules associated with various forms of compensation, although the design of our programs is focused primarily on attracting and retaining the top talent in our industry and incentivizing those individuals to execute on the Company’s business strategy and to increase shareholder value.

For tax years beginning on or after January 1, 2018, the Tax Cuts and Jobs Act of 2017 generally eliminated the exception to the non-deductibility of compensation in excess of $1 million per year paid to certain executive officers of the Company (“covered employees”) under Section 162(m) of the Code for certain qualified performance-based compensation, and expanded the scope of “covered employees” whose compensation may be subject to this deduction limit to include the Company’s chief financial officer and former covered employees of the Company for tax years beginning after December 31, 2016. We intend to design programs that recognize a range of performance criteria important to our success, even though compensation paid under such programs may not be deductible.

Under Section 280G and Section 4999 of the Code, compensation that is granted, accelerated or enhanced upon the occurrence of a change in control may give rise, in whole or in part, to “excess parachute payments” and, to such extent, will be non-deductible by the Company and will be subject to a 20% excise tax payable by the executive. Our compensation arrangements do not provide for gross-ups for this excise tax.

Section 409A of the Code requires that nonqualified deferred compensation be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, the timing of payments and certain other matters. Failure to satisfy these requirements can expose our employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. We design our compensation programs with the intent that they comply with or be exempt from Section 409A of the Code, although there is no guarantee that any particular element of compensation will, in fact, be so compliant or exempt. Our compensation arrangements do not provide for gross-ups for any penalty taxes or interest that may be imposed under Section 409A of the Code.

Summary Compensation Table

The following table lists compensation awarded to or earned by the NEOs for the fiscal years ended March 31, 2019, 2018 and 2017.

Name and Principal Position	Year	Salary	Stock Awards(1)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4)	Total

(a)	(b)	(c)	(e)	(f)	(g)	(i)	(j)

Gary Owens	2019	$520,000	$1,860,489	$265,800	$603,500	$20,800	$3,270,589
CEO and President	2018	416,851	--	92,480	172,875	323,674	1,005,880
	2017	10,959	860,860	1,014,300	11,538	329	1,897,986

John Sakys	2019	300,000	322,293	132,900	260,000	12,000	1,027,193
Chief Financial Officer	2018	263,596	--	135,800	108,000	10,544	517,940
	2017	254,552	--	127,650	95,280	7,637	485,119

Greg DiNoia (6)	2019	311,345	257,070	71,766	214,000	12,454	866,635
SVP of Commercial Operations	2018	117,400	193,550	--	58,558	4,696	374,204
	2017	--	--	--	--	--	--

(1)	The amounts reported in the Stock Awards column reflect the grant date fair value of stock awards determined pursuant to ASC Topic 718.

(2)

The amounts reported in the Option Awards column represent the grant date fair value of nonqualified stock option awards granted under the 2014 Equity Plan to each of the NEOs, calculated in accordance with ASC Topic 718.

(3)	The amounts reported in the Non-Equity Incentive Plan Compensation column reflect the amounts earned by each NEO under the Company’s Short-Term Incentive Plan.
(4)

The amounts reported in the All Other Compensation column reflect 401(k) matching funds. The amount reported for Mr. Owens in 2018 consists of (i) reimbursed moving expenses in the amount of $311,748, and (ii) 401(k) matching funds in the amount of $11,926.

Grant of Plan-Based Awards in Fiscal Year 2019

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended March 31, 2019 with respect to our NEOs.

			Estimated future payments under non-equity incentive plan awards (1)			Estimated possible payouts under equity incentive plan awards (2)			Number of Securities	Grant Date Fair Value of Stock	Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock Option
Name	Grant Date	Award Description	Threshold ($)	Target ($)	Maximum ($)	Threshold (# shares)	Target (# shares)	Maximum (# shares)	Underlying Awards (3)	Awards ($)	Underlying Options (4)	Awards ($/sh)	Awards ($)
Gary Owens	n/a	Short-term Incentive Plan	--	425,000	709,750
	6/5/2018	Performance Shares				--	5,160	20,640
	6/5/2018	Restricted Stock Units							5,160	864,661
	4/2/2018	NQ Options									5,000	142.40	265,800
John Sakys	n/a	Short-term Incentive Plan	--	180,000	300,600
	6/5/2018	Performance Shares				--	1,670	6,680
	4/2/2018	NQ Options									2,500	142.40	132,900
Greg DiNoia	n/a	Short-term Incentive Plan	--	147,900	246,993
	6/5/2018	Performance Shares				--	1,000	4,000
	4/2/2018	Restricted Stock Units							450	64,080
	4/2/2018	NQ Options									1,350	142.40	71,766

(1)

Each executive officer was eligible for a cash award to be paid under our short-term incentive bonus plan, described more fully in the “Short-Term Incentive Plan” discussion above. Amounts under Threshold reflect that no payouts would be paid under the short-term incentive bonus plan if achievement against company targets were sufficiently below target. Amounts under Target reflect the target bonus, which would have been paid to the executive officer if achievement against targets were fully as expected. Amounts under Maximum reflect the bonus which would have been payable had achievement against targets been at the maximum level. Actual bonuses paid are reflected in the “Non-Equity Incentive Plan Compensation” column of the table labeled Summary Compensation Table above.

(2)

All equity awards are denominated in shares of common stock and were granted under the 2014 Equity Plan. The awards vest both based on our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021, as well as continued service through June 15, 2021. PSUs were valued at $192.99 per share pursuant to FASB Topic 718. The grant date fair value of Performance Share awards is included in the “Stock Awards” column of the Summary Compensation Table above for each executive officer for the fiscal year ended March 31, 2019.

(3)

Stock awards are reported at aggregate grant date fair value, as determined under applicable accounting standards. The holder of the restricted stock unit award does not have any voting, dividend, or other ownership rights in the shares of common stock subject to the award unless and until the award vests and the shares are issued.

(4)

All equity awards are denominated in shares of common stock and were granted under the 2014 Equity Plan. The awards vest ratably over a five-year period on each anniversary of the grant date. The options were valued pursuant to FASB Topic 718, using the Black-Scholes valuation model. The per share grant value was $53.16. The grant date fair value of nonqualified stock options is included in the “Option Awards” column of the Summary Compensation Table above for each executive officer for the fiscal year ended March 31, 2019.

Outstanding Equity Awards at March 31, 2019

The following table sets forth certain information with respect to outstanding equity awards of our NEOs as of March 31, 2019.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or other Rights that have not Vested ($)
Gary Owens	--	(7)	5,000	$142.40	4/2/2024	5,160	(1)	$1,189,380	(6)
	400	(8)	1,600	$136.42	9/1/2023	3,440	(2)	$792,920	(6)
	6,000	(9)	15,000	$122.98	3/20/2025	5,000	(3)	$1,152,500	(6)

John Sakys	--	(7)	2,500	$142.40	4/2/2024	1,670	(1)	$384,935	(6)
	700	(10)	2,800	$122.66	4/3/2023
	1,840	(10)	2,760	$97.78	4/1/2022
	3,212	(11)	4,288	$70.56	4/1/2023
	4,284	(11)	3,216	$89.70	4/1/2022
	3,800	(11)	--	$51.85	4/1/2023
	3,500	(12)	--	$48.72	10/29/2022

Greg DiNoia	--	(7)	1,350	$142.40	4/2/2024	1,000	(1)	$230,500	(6)
						450	(4)	$103,725	(6)
						1,120	(5)	$258,160	(6)

(1)

Represents shares issuable under the performance share awards granted in 2019, assuming achievement at the target level (based on management’s assessment of our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021).

(2)	Represents restricted stock awards granted on June 5, 2018 as make whole awards. The RSUs granted to Mr. Owens vest in equal amounts on September 15, 2018, 2019, and 2020, respectively.

(3)

Represents restricted stock awards granted on March 20, 2017 as inducement awards. The restricted stock units vest ratably on each of the first seven anniversaries of the grant date, subject Mr. Owens’ continued service as CEO through each vesting date.

(4)

Represents annual non-NEO restricted stock unit granted on April 2, 2018. The restricted stock units vest ratably beginning on June 15, 2019, and on each of the subsequent four anniversaries following that date, subject Mr. DiNoia’s continued service through each vesting date.

(5)

Represents restricted stock awards granted on March 20, 2017 as inducement awards in connection with acceptance of the SVP of Commercial Operations role. The restricted stock units vest ratably on each of the first five anniversaries of the grant date, subject Mr. DiNoia’s continued service through each vesting date.

(6)	Based on the closing stock price of our common stock on March 29, 2019 of $230.50 per share.
(7)

Non-qualified stock options granted on April 2, 2018. The non-qualified stock options vest ratably on each of the first five anniversaries of the grant date, subject the officers’ continued service through each vesting date.

(8)

Represents non-qualified stock options granted on September 1, 2017 as inducement awards. The non-qualified stock options vest ratably on each of the first five anniversaries of the grant date, subject Mr. Owens’ continued service as CEO through each vesting date.

(9)

Represents non-qualified stock options granted on March 20, 2017 as inducement awards in connection with acceptance of the CEO role. The non-qualified stock options vest ratably on each of the first seven anniversaries of the grant date, subject Mr. Owens’ continued service as CEO through each vesting date.

(10)

Represents stock options granted as annual awards. The stock options vest ratably on each of the first five anniversaries of the grant date, subject to Mr. Sakys’ continued service through each vesting date.

(11)

Represents stock options granted as annual awards. The stock options vest ratably on each of the first seven anniversaries of the grant date, subject to Mr. Sakys’ continued service through each vesting date.

(12)

Represents stock options granted. The non-qualified stock awards vest ratably on each of the first four anniversaries of the grant date, subject to Mr. Sakys’ continued service through each vesting date.

Options Exercised and Stock Vested

The following table sets forth the aggregate dollar value realized by the NEOs upon the exercise of stock options and the vesting of stock awards during the fiscal year ended March 31, 2019.

	Option Awards		Stock Awards

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of shares acquired on vesting (#) (2)	Value Realized on Vesting ($) (3)
Gary Owens			1,000	$228,030
			1,720	$327,832
John Sakys	500	$72,890
	1,000	$154,780

Greg DiNoia			280	$55,157

(1)

Determined by multiplying the number of options that were exercised during the year ended March 31, 2019 by the difference between the per share closing price of our common stock on the date of exercise and the exercise price of the options, but not including any tax impact incurred in connection with such exercise.

(2)	Reflects the number of shares of Mesa Laboratories common stock acquired on vesting of restricted stock units.
(3)	Determined by multiplying the number of units by the market value of the underlying shares on the vesting date.

Potential Payments upon Termination or Change-in-Control

Name	Payment Type	Termination for Cause	Termination without Cause or for Good Reason	Termination without Cause or for Good Reason upon or after a Change in Control (4)
Gary Owens	Cash Payment (1)	$--	$1,060,000	$2,843,600
	Equity (2)	--	--	6,021,380
	Benefits Continuation (3)	--	24,420	24,420
	TOTAL	--	1,084,420	8,889,400
John Sakys	Cash Payment (1)	--	494,400	1,249,296
	Equity (2)	--	--	5,163,787
	Benefits Continuation (3)	--	24,584	24,584
	TOTAL	--	518,984	6,437,667
Greg DiNoia (5)	Cash Payment (1)	--	--	--
	Equity (2)	--	--	711,320
	Benefits Continuation (3)	--	--	--
	TOTAL	--	--	711,320

(1)

This amount is based on the NEO’s salary as of March 31, 2019 and includes base salary continuation and cash bonus payout. Termination without cause or for good reason results in a bonus payout at target. Termination upon or after change in control results in a bonus payout at the greater of maximum target or the amount paid in the prior year. Upon termination after change in control, eligible executives receive 24 months of salary and bonus.

(2)

If terminated without cause or for good reason, the executive receives the value of any vested awards, which is not an incremental benefit to the executive. If terminated immediately before or within 24 months following a change in control, all unvested awards are immediately vested. The value of accelerating the vested and unvested stock awards was calculated by multiplying the number of shares underlying the NEO’s vested and unvested stock awards that were in-the-money at March 31, 2019 by the difference between the weighted average exercise price for awards in-the-money at March 31, 2019, and our closing price per share on March 31, 2019 (the last trading day of the period).

(3)	Benefits continuation is based on the actual company-paid amount of health benefits for the executive during the most recent fiscal year.
(4)

Reflects amounts the executive may receive if both a change in control of Mesa Laboratories occurs and the executive’s employment is terminated (other than for cause or by the executive for good reason). If the Termination occurs immediately prior to or within twenty four (24) months following a Change of Control, all unvested Equity Awards will immediately become 100% vested, while all other terms, conditions and restrictions of the original grant and the respective Equity Plan(s) for both vested and unvested Equity Awards shall remain, including the period during which Equity Awards may be exercisable.

(5)

Mr. DiNoia is not covered under an employment agreement as our other NEOs are, and therefore would not receive the same potential payments upon termination or change-in-control. His potential payout for equity awards is based on change-in-control provisions stipulated in the Company’s 2014 Equity Plan.

Pay Ratio Disclosure

Under Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, we are required to provide the ratio of the annual total compensation of Mr. Owens, to the annual total compensation of the median employee of the Company (the “Pay Ratio Disclosure”).

For the year ended March 31, 2019, the median annual total compensation of all employees of the Company and its consolidated subsidiaries (other than the Chief Executive Officer) was $50,054. Based upon the total compensation for the year ended March 31, 2019 reported for Mr. Owens of $3,270,589 our ratio of CEO to median employee pay was 65 to 1.

 For our fiscal year 2019 ratio, we used a median compensated employee identified pursuant to our fiscal year 2018 identification process, as we believe the changes to our employee population and compensation have not significantly impacted our ratio. For purposes of identifying our fiscal year 2018 median compensated employee, we took into account salary, bonus, and grant date fair value of options and RSUs granted during the year for all our employees as of March 31, 2019. We annualized this compensation for employees who did not work the entire year, except for employees designated as temporary.

Section 16(A) beneficial ownership reporting compliance

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the year ended March 31, 2019, our officers, directors, and greater-than-10 percent shareholders timely filed all reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

(1)

Includes shares issuable in connection with awards with performance conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. The weighted average exercise price in column (b) includes the weighted average exercise price of options only.

(2)

Includes 613,893 shares remaining available under the 2014 Equity Plan. Each share underlying a full value awards such as restricted stock, or performance shares count as five shares used against the total number of securities authorized under the plan.

The following table sets forth the number of shares of our common stock owned beneficially as of March 31, 2019 (unless otherwise noted), by:

-	each person known by the Company to have owned beneficially more than five percent of such shares then outstanding;
-	each of our executive officers listed in the Summary Compensation Table in Item 11. of this report;
-	each of our directors;
-	all of our executive officers and directors as a group.

This information gives effect to securities deemed outstanding pursuant to Rule 13d-3(d)(1) under the Securities Exchange Act of 1934, as amended.  As far as is known, no person owns beneficially more than five percent of the outstanding shares of common stock as of March 31, 2019 except as set forth below.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class (1)	Notes
Beneficial holders of 5% or more of outstanding common stock
Conestoga Capital Advisors, LLC	544,073	14.0	Based solely on a report on Schedule 13G/A filed on January 1, 2019. The address of Conestoga Capital Advisors, LCC is 550 E. Swedesford Rd. Suite 120 Wayne, PA 19087.
T. Rowe Price Associates, Inc.	286,347	7.4	Based solely on a report on Schedule 13G/A filed on February 14, 2019. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, MD 21202.
BlackRock, Inc.	252,580	6.5	Based solely on a report on Schedule 13G/A filed on February 8, 2019. The address of BlackRock, Inc. is 55 East 52nd Street New York, NY 10055.
Directors and named executive officers
John J. Sullivan Ph.D.	110,241	2.8	Includes 29,577 shares underlying vested stock options and 9,216 shares which will vest by April 3, 2019.
Gary M. Owens	19,560	*	Includes 6,400 shares underlying vested stock options and 1,000 shares which will vest on April 2, 2019.
John Sakys	24,098	*	Includes 17,336 shares underlying vested stock options and 4,262 shares which will vest by April 3, 2019.
Greg DiNoia	550	*	Includes 270 shares which will vest on April 2, 2019.
John Schmieder	78,173	2.0	Includes 1,458 shares underlying vested stock options and 776 shares which will vest by April 8, 2019.
Michael T. Brooks	38,557	1.0	Includes 4,916 shares underlying vested stock options and 851 shares which will vest by April 3, 2019.
Robert V. Dwyer	57,838	1.5	Includes 3,416 shares underlying vested stock options and 851 shares which will vest by April 3, 2019.
Evan C. Guillemin	55,981	1.4	Includes 4,916 shares underlying vested stock options and 851 shares which will vest by April 3, 2019.
David M. Kelly	5,667	*	Includes 1,232 shares underlying vested stock options and 851 shares which will vest by April 3, 2019.
David Perez	--	*
Jennifer Alltoft	--	*
All executive officers and directors as a group (11 in number)	390,665	9.8

(1)

The percentage of beneficial ownership shown in the following tables is based on 3,890,138 outstanding shares of common stock as of March 31, 2019. For purposes of calculating each person’s or group’s percentage ownership, shares of common stock issuable pursuant to the terms of stock options or restricted stock units exercisable or vesting within 60 days after March 31, 2019 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

*	Represents less than 1 percent of the outstanding Mesa Labs, Inc. common stock.

For information regarding securities authorized for issuance under our equity compensation plans, please see Note 8. “Stock Transactions and Stock-Based Compensation” contained in Item 8. Financial Statements and Supplementary Data of this report.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director and Officer Indemnification

We have entered into agreements to indemnify our directors and executive officers. These agreements, among other things, provide for indemnification of our directors and executive officers for certain expenses (including attorneys’ fees), judgments, fines and settlement amounts incurred by any such person in any action or proceeding, including any action by or in the right of our company, arising out of such person’s services as a director or executive officer of ours, any subsidiary of ours or any other company or enterprise to which the person provided services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

Item 14. Principal Accountant Fees and Services

The following table presents fees for professional services rendered by Plante & Moran, PLLC, previously EKS&H LLLP; our principal accountant, for the audit of our financial statements, and the fees for other services:

	Year Ended March 31,
Type of Fees	2019	2018
Annual audit and quarterly review	$304,000	$317,820
Audit-related fees (acquisitions)	5,000	1,000
Tax fees	1,590	--
All other fees	18,894	9,035
Total	$329,483	$327,855

Part IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

(a) The following documents are filed as part of this report:

Exhibits:

The exhibits listed in the exhibit index of the Original Filing and the exhibits listed in the exhibit index of this Amendment are filed with, or incorporated by reference in, this report.

Signature

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC. Registrant

Date: July 18, 2019	By:	/s/ Gary M. Owens
Gary M. Owens
Chief Executive Officer

Exhibit Index

The following exhibits are included in this Amendment (and are numbered in accordance with Item 601 of Regulations S-K). Pursuant to Item 601(a)(2) of Regulation S-K, this exhibit index immediately precedes the exhibits.

Exhibit Number	Description
31.3	Certificate of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 18, 2019.

31.4	Certificate of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated July 18, 2019.