Form 10-Q
period 2019-06-30
MESA LABORATORIES INC /CO
filed 2019-07-30
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to ___

Commission File No: 0-11740

MESA LABORATORIES, INC.

(Exact name of registrant as specified in its charter)

Colorado	84-0872291
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification number)

12100 West Sixth Avenue
Lakewood, Colorado	80228
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (303) 987-8000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name on each exchange on which registered
Common Stock, no par value	MLAB	The Nasdaq Stock Market LLC

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 3,921,589 shares of the Issuer’s common stock, no par value, outstanding as of July 24, 2019.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30,	March 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$7,315	$10,185
Accounts receivable, less allowances of $119 and $121, respectively	12,952	12,516
Inventories, net	6,971	6,772
Prepaid income taxes	3,447	2,552
Prepaid expenses and other	3,139	1,598
Total current assets	33,824	33,623
Property, plant and equipment, net	21,982	22,225
Deferred taxes	1,326	1,323
Other assets	1,361	--
Intangibles, net	33,754	33,219
Goodwill	67,424	66,377
Total assets	$159,671	$156,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,130	$2,898
Accrued salaries and payroll taxes	3,207	7,324
Current portion of long-term debt	2,250	2,125
Unearned revenues	4,086	3,965
Current portion of contingent consideration	558	45
Legal liability	3,300	3,300
Other accrued expenses	4,792	4,004
Total current liabilities	21,323	23,661
Deferred income taxes	1,093	1,077
Long-term debt, net of debt issuance costs and current portion	17,512	20,613
Other long-term liabilities	696	105
Total liabilities	40,624	45,456
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 3,921,579 and 3,890,138 shares, respectively	43,400	39,823
Retained earnings	77,276	73,303
Accumulated other comprehensive (loss)	(1,629)	(1,815)
Total stockholders’ equity	119,047	111,311
Total liabilities and stockholders’ equity	$159,671	$156,767

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2019	2018

Revenues	$26,288	$25,142
Cost of revenues	10,149	10,051
Gross profit	16,139	15,091
Operating expenses:
Selling	2,208	1,890
General and administrative	7,520	7,600
Research and development	1,019	837
Total operating expenses	10,747	10,327
Operating income	5,392	4,764
Other expense, net	32	364
Earnings before income taxes	5,360	4,400
Income tax expense	763	170
Net income	$4,597	$4,230

Earnings per share:
Basic	$1.18	$1.11
Diluted	1.13	1.06

Weighted-average common shares outstanding:
Basic	3,901	3,816
Diluted	4,086	4,006

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2019	2018

Net income	$4,597	$4,230
Other comprehensive income, net of tax:
Foreign currency translation adjustments	186	(1,312)
Comprehensive income	$4,783	$2,918

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,597	$4,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,181	2,455
Stock-based compensation	868	739
Change in inventory reserve	197	67
Deferred taxes	--	(93)
Adjustment to contingent consideration	--	(192)
Other	64	(96)
Cash used by changes in operating assets and liabilities
Accounts receivable, net	(587)	1,830
Inventories, net	86	529
Prepaid expenses and other	(2,579)	(1,340)
Accounts payable	50	494
Accrued liabilities and taxes payable	(4,272)	(1,526)
Unearned revenues	119	(91)
Contingent Consideration	--	(463)
Net cash provided by operating activities	724	6,543
Cash flows from investing activities:
Acquisitions	(2,555)	--
Purchases of property, plant and equipment	(226)	(300)
Net cash used in investing activities	(2,781)	(300)
Cash flows from financing activities:
Payments on debt	(3,000)	(6,875)
Dividends	(624)	(610)
Proceeds from the exercise of stock options	2,709	3,043
Net cash used in financing activities	(915)	(4,442)
Effect of exchange rate changes on cash and cash equivalents	102	130
Net (decrease) increase in cash and cash equivalents	(2,870)	1,931
Cash and cash equivalents at beginning of period	10,185	5,469
Cash and cash equivalents at end of period	$7,315	$7,400

Cash paid for:
Income taxes	$1,727	$284
Interest	217	456

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	$513	$--

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2019	3,890,138	$39,823	$73,303	$(1,815)	$111,311
Common stock issued for conversion of stock options net of 481 shares returned as payment	31,441	2,709	--	--	2,709
Dividends paid, $0.16 per share	--	--	(624)	--	(624)
Stock-based compensation	--	868	--	--	868
Foreign currency translation	--	--	--	186	186
Net income	--	--	4,597	--	4,597
June 30, 2019	3,921,579	$43,400	$77,276	$(1,629)	$119,047

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2018	3,801,439	$30,516	$68,281	$564	$99,361
Common stock issued for conversion of stock options net of 3,795 shares returned as payment	46,586	3,043	--	--	3,043
Dividends paid, $0.16 per share	--	--	(610)	--	(610)
Stock-based compensation	--	739	--	--	739
Foreign currency translation	--	--	--	(1,312)	(1,312)
Net income	--	--	4,230	--	4,230
June 30, 2018	3,848,025	$34,298	$71,901	$(748)	$105,451

*Accumulated Other Comprehensive (Loss).

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

We pursue a strategy of focusing primarily on quality control products and services which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. We are organized into four divisions, or segments, across ten physical locations. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. Our Cold Chain Packaging Division, which we plan to exit no later than March 31, 2020, provides thermal packaging products such as coolers, boxes, insulation materials, and phase-change products to control temperature during the customer’s transport of their own products.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year. The financial statements and related notes do not include all information and footnotes required by U.S. GAAP for annual reports. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2019.

Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and short and long-term debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value.  The fair value of our short term and long-term debt reflects the market rates at each period end for debt with financial ratios similar to our ratings and is classified as Level 2 within the fair value hierarchy. Our debt has a variable interest rate, so the carrying amount approximates fair value because interest rates on these instruments approximate the interest rate on debt with similar terms available to us. Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. Except as stated below in "Acquisitions," we had no non-financial assets or liabilities that were measured using Level 3 inputs. There were no transfers between the levels of the fair value hierarchy during the three months ended March 31, 2019 or March 31, 2018, respectively.

Acquisitions

During the three months ended June 30, 2019, we completed a business combination (the “IBP Acquisition”) whereby we acquired the common stock of IBP Medical GmbH, a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.  During the three months ended June 30, 2019, we allocated the purchase price according to the fair value of assets acquired and liabilities assumed using information obtained during due diligence and through the use of financial and other information available to us. Fair value of the assets and liabilities acquired was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flow method.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments -Credit Losses (Topic 316): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in earlier recognition of allowances for losses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted. We have not yet completed our assessment of the impact of the new standard on our consolidated financial statements; however, we believe that the most notable impact of this ASU will relate to our processes around the assessment of the adequacy of our allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheet for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to present financial statement users with the ability to assess the amount, timing, and uncertainty of cash flows arising from leases.

On April 1, 2019, we adopted ASU 2016-02 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning April 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under topic 840, Leases.  The standard had a material impact on our Condensed Consolidated Balance Sheets, but did not have a significant impact on our Condensed Consolidated Statements of Income or our Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of the right-of-use ("ROU") assets and lease liabilities on our Condensed Consolidated Balance Sheets.

As part of adopting the new lease standard, we have made the following elections:

●	To carry forward the historical lease determination and classification conclusions as established under the old standard, and not reassess initial direct costs for existing leases;
●	Not to apply the balance sheet recognition requirements of the new lease standard to leases with a term of one year or less (short-term leases); and
●	For all classes of underlying assets, to account for non-lease components of a contract separately from the lease component to which they are related.

As a result of the cumulative impact of adopting ASU 2016-02, we recorded operating lease ROU assets of $1,461 and operating lease liabilities of $1,411 as of April 1, 2019. Our calculations were based on the present value of the future lease payments on the date of adoption. Refer to Note 4. Leases for additional disclosures required by ASC 842.

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips and packaging materials, are typically used on a standalone basis; however, some, such as calibration solutions, are also critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customer replacement of existing equipment. Hardware sales may be offered with perpetual or annual software licenses, which in some cases are required for the hardware to function. We evaluate our revenues internally by product line, timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract.

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

The following tables present disaggregated revenues for the three months ended June 30, 2019 and June 30, 2018, respectively:

	Three Months Ended June 30, 2019
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$10,417	$1,020	$11	$1,309	$12,757
Hardware and Software	186	6,478	1,991	8	8,663
Services	300	2,046	540	--	2,886
Contracted Revenues
Services	1,207	--	775	--	1,982
Total Revenues	$12,110	$9,544	$3,317	$1,317	$26,288

	Three Months Ended June 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$9,570	$792	$64	$1,740	$12,166
Hardware and Software	204	5,540	1,340	--	7,084
Services	351	2,399	543	100	3,393
Contracted Revenues
Services	1,223	--	1,276	--	2,499
Total Revenues	$11,348	$8,731	$3,223	$1,840	$25,142

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2019	$4,426
Prior year liabilities recognized in revenues during the three months ended June 30, 2019	(2,244)
Contract liabilities added during the three months ended June 30, 2019, net of revenues recognized	2,027
Contract liabilities balance as of June 30, 2019	$4,209

Note 3. Inventories

Inventories consist of the following:

	June 30, 2019	March 31, 2019
Raw materials	$6,596	$6,804
Work-in-process	390	428
Finished goods	2,772	2,524
Less: reserve	(2,787)	(2,984)
Inventories, net	$6,971	$6,772

Note 4. Leases

Under the new lease standard, a contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is a lease, or contains a lease, upon inception of the contract. As of June 30, 2019, we have operating leases for buildings, warehouses, and office equipment.  Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments. Adjustments would also be made for accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets, none of which are present in any of our current lease contracts. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise we use our incremental borrowing rate based on the information available at lease commencement. Our short-term leases are not material.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.  Many of our leases include one or more renewal or termination options at our discretion, which are included in the determination of the lease term if we are reasonably certain to exercise the option. We have also entered into lease agreements that have variable payments related to certain indexes. Variable lease payments are recognized in the period in which those payments are incurred.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets related to our operating leases as of June 30, 2019:

Lease Assets and Liabilities	Balance Sheet Location	June 30, 2019
Operating lease ROU asset	Other assets	$1,361
Current operating lease liabilities	Other accrued expenses	711
Noncurrent operating lease liabilities	Other long-term liabilities	594

Lease term and discount rates were as follows as of June 30, 2019:

June 30, 2019
Weighted average remaining lease term in years	2.1
Weighted average discount rate	3.94%

The components of lease costs were as follows for the three month period ended June 30, 2019:

Three Months Ended June 30, 2019
Operating lease expense	$180
Variable lease expense	27
Total lease expense	$207

Supplemental cash flow information related to leases were as follows for the three month period ended June 30, 2019:

Three Months Ended June 30, 2019
Cash paid for amounts included in the measurements of lease liabilities	$194
Operating lease assets obtained in exchange for operating lease obligations	73

Maturities of lease liabilities were as follows as of June 30, 2019:

Remainder of fiscal year 2020	$573
2021	549
2022	218
2023	21
Future value of lease liabilities	1,361
Less: imputed interest	56
Present value of lease liabilities	$1,305

As of June 30, 2019, we had no additional significant operating leases that had not yet commenced.

Total noncancellable operating leases in effect at March 31, 2019, as reported under previous lease accounting guidance, require rental payments of the following amounts in each of the following periods:

Fiscal year ending March 31,
2020	$653
2021	443
2022	230
2023	48
Total future lease payments	$1,374

Note 5. Long-Term Debt

Long-term debt consists of the following:

	June 30, 2019	March 31, 2019
Line of credit (3.94%, as of June 30, 2019)	$3,500	$6,000
Term loan (3.94% as of June 30, 2019)	16,500	17,000
Less: discount	(238)	(262)
Less: current portion	(2,250)	(2,125)
Long-term portion	$17,512	$20,613

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined in the agreement, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were in compliance with all debt covenants as of June 30, 2019.

As of June 30, 2019, future contractual maturities of debt are as follows:

Remainder of fiscal year 2020	$1,625
2021	2,625
2022	15,750
Total	$20,000

Note 6. Stock-Based Compensation

Amounts recognized in the Condensed Consolidated Financial Statements related to stock-based compensation are as follows:

	Three Months Ended June 30,
	2019	2018
Stock-based compensation expense	$868	$739
Amount of income tax (benefit) recognized in earnings	(540)	(896)
Stock-based compensation expense (benefit), net of tax	$328	$(157)

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying Condensed Consolidated Statements of Income.

The following is a summary of stock option and restricted stock unit ("RSU") award activity for the three months ended June 30, 2019 (shares in thousands):

	Stock Options		Restricted Stock Units
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2019	354	$94.04	31	$162.23
Awards granted	29	205.46	19	201.88
Awards forfeited or expired	(19)	98.04	(1)	149.14
Awards exercised or distributed	(31)	87.54	(2)	142.72
Outstanding as of June 30, 2019	333	$103.94	47	$179.33

Eight of the RSUs granted during the quarter ended June 30, 2019 were subject to performance and service conditions and are considered performance share units ("PSUs"). During the three months ended June 30, 2019, we awarded PSUs that are subject to both service and performance conditions to eligible employees. The PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from April 1, 2019 through March 31, 2022 and on continued service through June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

Note 7. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share (“diluted EPS”) is computed similarly to basic earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include common shares related to stock options and RSUs (collectively “stock awards”). Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions or are antidilutive.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended June 30,
	2019	2018
Net income available for shareholders	$4,597	$4,230
Weighted average outstanding shares of common stock	3,901	3,816
Dilutive effect of stock options	175	177
Dilutive effect of non-vested shares	10	13
Fully diluted shares	4,086	4,006

Basic	$1.18	$1.11
Diluted	$1.13	$1.06

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2019	2018
Stock awards that were anti-dilutive	8	27
Stock awards subject to performance conditions	12	3
Total stock awards excluded from diluted EPS	20	30

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

Our effective income tax rate was 14.2% and 3.9% for the three months ended June 30, 2019 and June 30, 2018, respectively. The effective tax rate for the three months ended June 30, 2019 differed from the statutory federal rate of 21% primarily due to the benefit of share-based payment awards for employees, and research and development tax credits, partially offset by expenses for state income taxes, the limitations imposed by Section 162(m), and the foreign rate differential.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 9. Commitments and Contingencies

In February 2018, Dr. James L. Orrington II filed a putative civil class action in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we sent unsolicited advertisements to telephone facsimile machines. The complaint included counts alleging violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act, Conversion, Nuisance, and Trespass to Chattels.  The plaintiff sought monetary damages, injunctive relief, and attorneys’ fees. In January 2019, we received preliminary court approval of a class action settlement with Dr. James L. Orrington II and the class in the amount of $3,300, and we received final approval on May 28, 2019. We recorded the final settlement amount on our Condensed Consolidated Statements of Income during the year ended March 31, 2019 and a corresponding liability is included as legal liability on our Condensed Consolidated Balance Sheets. We anticipate that we will pay the settlement amount of $3,300 during our quarter ending September 30, 2019.

Note 10. Segment Information

We have four reporting segments: Sterilization and Disinfection Control, Instruments, Cold Chain Monitoring, and Cold Chain Packaging. The following tables set forth our segment information:

	Three Months Ended June 30, 2019
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$12,110	$9,544	$3,317	$1,317	$26,288

Gross profit	$8,505	$6,063	$1,244	$327	$16,139
Reconciling items (2)					(10,779)
Earnings before income taxes					$5,360

	Three Months Ended June 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$11,348	$8,731	$3,223	$1,840	$25,142

Gross profit	$7,812	$5,633	$1,464	$182	$15,091
Reconciling items (2)					(10,691)
Earnings before income taxes					$4,400

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)	Reconciling items include selling, general and administrative, research and development, and other expenses.

The following table sets forth assets by reporting segment:

	June 30, 2019	March 31, 2019
Sterilization and Disinfection Control	$76,258	$74,230
Instruments	32,456	30,911
Cold Chain Monitoring	30,727	32,179
Cold Chain Packaging	1,542	1,590
Corporate and administrative	18,688	17,857
Total	$$159,671	$$156,767

As of June 30, 2019, all long-lived assets are located in the United States except for $5,809, $1,459 and $17,800 which are associated with our French, Canadian, and German subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended June 30,
	2019	2018
United States	$15,191	$15,548
Foreign	11,097	9,594
Total	$26,288	$25,142

No foreign country exceeds 10% of total revenues.

Note 11. Subsequent Event

In July 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 16, 2019, to shareholders of record at the close of business on August 30, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "expect," “will,” “estimate,” "anticipate," "intend," "project," and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2019, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. We are organized into four divisions, or segments, across ten physical locations. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. Our Cold Chain Packaging Division ("the Packaging Division"), which we plan to exit no later than March 31, 2020, provides thermal packaging products such as coolers, boxes, insulation materials, and phase-change products to control temperature during the customer’s transport of their own products.

Our revenues come from product sales, which include hardware, software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts.  Product sales (hardware, software, and consumables) are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions. Sterilization and disinfection control products and most products in our Packaging Division are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products and cold chain monitoring products and systems have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Cold chain monitoring and instruments products may be sold in conjunction with a perpetual or subscription-based software license, which may be required for the related hardware to function. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products and cold chain monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

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

During the three months ended June 30, 2019, we completed a business combination (the “IBP Acquisition”) whereby we acquired the common stock of IBP Medical GmbH ("IBP"), a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.

General Trends

Our strategic financial objectives include growth both organically and through further acquisitions. During the three months ended June 30, 2019, we worked to maximize the efficiency of our operations to prepare for future growth, including relocating and consolidating most of the administrative functions of our Packaging Division from Markham, Canada to our corporate headquarters in Lakewood, Colorado; hiring key personnel to our operations and sales and marketing teams, and leveraging The Mesa Way, our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche businesses.

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

Overall revenues increased 5% for the three months ended June 30, 2019. Organic revenues growth by reporting segment was as follows:

Three Months Ended June 30, 2019
Sterilization and Disinfection Control	7%
Instruments	4%
Cold Chain Monitoring	(13%)
Cold Chain Packaging	(28%)
Total Company	1%
Total Company excluding Cold Chain Packaging	3%

As previously announced, during the year ended March 31, 2019, we made the decision to exit the packaging business by or before March 31, 2020.  We have stopped providing consulting services, and we are no longer seeking or accepting new customers. We have reduced the division's costs by relocating most of the administrative functions to our headquarters in Lakewood, Colorado, and eliminating the division's sales force. Throughout the year ending March 31, 2020, we intend to assist our customers in transitioning their business to other packaging vendors.

Results of Operations

(Dollars in thousands)

The following table sets forth, for the periods indicated, Condensed Consolidated Statements of Income data. The table and the discussion below should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report:

	Three Months Ended June 30,			Percent
	2019	2018	Change	Change
Revenues	$26,288	$25,142	$1,146	5%
Cost of revenues	10,149	10,051	98	1%
Gross profit	$16,139	$15,091	$1,048	7%
Gross profit margin	61%	60%	1%

Operating expenses
Selling	$2,208	$1,890	$318	17%
General and administrative	7,520	7,600	(80)	(1%)
Research and development	1,019	837	182	22%
Total operating expenses	$10,747	$10,327	$420	4%

Operating income	$5,392	$4,764	$628	13%
Net income	4,597	4,230	367	9%
Net income margin	17%	17%	0%

Revenues

The following tables summarize our revenues by source:

	Three Months Ended June 30,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$12,110	$11,348	$762	7%
Instruments	9,544	8,731	813	9%
Cold Chain Monitoring	3,317	3,223	94	3%
Cold Chain Packaging	1,317	1,840	(523)	(28%)
Total	$26,288	$25,142	$1,146	5%

Three months ended June 30, 2019 versus June 30, 2018

Sterilization and Disinfection Control revenues for the three months ended June 30, 2019 increased 7% as a result of organic revenues growth, which was achieved primarily through volume increases with existing customers and modest price increases. Additionally, the comparable period ending June 30, 2018 was negatively affected by our inability to fulfill some of the division's orders on a timely basis as we completed the move of our Sterilization and Disinfection Control business into our new Bozeman, Montana facility.

Instruments revenues for the three months ended June 30, 2019 increased 9%, due to organic revenues growth of 4% and the acquisition of IBP during the three months ended June 30, 2019.

Cold Chain Monitoring revenues increased 3% for the three months ended June 30, 2019 as a result of the acquisition of Point Six Wireless, LLC ("Point Six") in the prior year, partially offset by an organic revenues decline of 13%. The organic revenues decline was primarily due to a decrease of $501 of contracted revenues as compared to the prior year, as revenues from contract renewals were delayed due to the timing of implementation of certain product updates. Revenues in this division have historically fluctuated quarter over quarter due to the timing of performance obligations and the nature and timing of orders and installations within any given quarter.

Cold Chain Packaging revenues decreased 28% for the three months ended June 30, 2019 as a result of our decision to exit the business and cease accepting new customers, completing our sales contract with our largest customer, and our assisting of our current customers in transitioning their business to other vendors.

Gross Profit

The following summarizes our gross profit by segment:

	Three Months Ended June 30,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$8,505	$7,812	$693	9%
Gross profit margin	70%	69%	1%

Instruments	6,063	5,633	430	8%
Gross profit margin	64%	65%	(1%)

Cold Chain Monitoring	1,244	1,464	(220)	(15%)
Gross profit margin	38%	45%	(7%)

Cold Chain Packaging	327	182	145	80%
Gross profit margin	25%	10%	15%

Total gross profit	$16,139	$15,091	$1,048	7%
Gross profit margin	61%	60%	1%

Three Months Ended June 30, 2019 versus June 30, 2018

Sterilization and Disinfection Control gross profit margin percentage increased slightly during the three months ended June 30, 2019 primarily as a result of efficiencies gained from higher sales volumes and to a lesser extent, as a result of modest price increases.

Instruments gross margin percentage decreased 1 percentage point during the three months ended June 30, 2019, primarily due to product and service mix.

Cold Chain Monitoring gross profit percentage decreased 7 percentage points during the three months ended June 30, 2019 primarily due to lower than planned volumes along with the impact of the integration of the Point Six acquisition.  As previously discussed, contracted revenues declined $501 compared to the prior year, as contract renewals were delayed due to the timing of implementation of certain product updates. Many of the costs associated with our contracted revenues, such as salaries expenses, are partially fixed, and as such, the lower contracted revenues resulted in lower margins during the three months ended June 30, 2019.  Additionally, we have not completed the integration of the Point Six acquisition, which has resulted in increased costs on a per unit basis, but we expect it will be completed no later than March 31, 2020. After the integration is complete, we expect gross margin percentage for this division to be 40%- 45%.

Cold Chain Packaging gross profit margin increased 15 percentage points during the three months ended June 30, 2019 primarily as a result of implementing price increases during the three months ended March 31, 2019 as part of our plan to exit the business by March 31, 2020. Also contributing to the increase were lower operating and personnel expenses and the completion of our sales contract with the division's largest customer which historically was one of our lower margin customers as a percentage of revenues.

Operating Expenses

Operating expenses increased 4% for the three months ended June 30, 2019  as compared to the prior year as follows:

Selling

Three Months Ended June 30, 2019 versus June 30, 2018

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels. Selling expense increased 17% during the three months ended June 30, 2019, as we back-filled open sales and marketing positions and incurred higher professional services costs associated with investments in our technological infrastructure in an effort to modernize our marketing program. As a percentage of revenues, selling expense was 8% for both the three months ended June 30, 2019 and June 30, 2018. We plan to continue strategically investing in sales and marketing resources in order to further increase organic revenues growth.

General and Administrative

Three Months Ended June 30, 2019 versus June 30, 2018

Labor costs, including non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense. General and administrative expenses decreased 1% during the three months ended June 30, 2019, due primarily to decreased amortization of intangible assets as we wind down our Packaging Division, partially offset by increased equity-based compensation expense.

Research and Development

Three Months Ended June 30, 2019 versus June 30, 2018

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants. Research and development expenses for the three months ended June 30, 2019 increased 22%, due to increases in salary expense as we staff our engineering department to support the demands of our organic revenues growth strategy by making incremental investments in research and development to enhance existing products.

Other Expense

Other expense for the three months ended June 30, 2019 is composed primarily of interest expense associated with our Credit Facility, gains and losses on sales of property, plant and equipment, and gains and losses on foreign currency transactions.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go-forward basis, our effective tax rate will be approximately 26%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 8. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program. Net income for the three months ended June 30, 2019 varied with the changes in revenues, gross profit, and operating expenses (which includes $1,672 and $868 of non-cash amortization of intangible assets and stock-based compensation, respectively).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, working capital, capacity under our Credit Facility, and potential equity and debt offerings. We believe that cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources have historically included long-term capital equipment expenditures, payment of debt obligations, quarterly dividends to shareholders, and acquisitions. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $12,501 and $9,962 at June 30, 2019, and March 31, 2019, respectively.

Given our cash flow projections and unused capacity on our line of credit that is available until March 1, 2022, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements for our general business needs. Interest-bearing debt of $20,000 and $23,000 was outstanding at June 30, 2019, and March 31, 2019, respectively. The Term Loan requires 20 quarterly principal payments, which began on March 31, 2017, in the amount of $250,000 (increasing by $125,000 each year up to $750,000 in the fifth year). The remaining balance of principal and accrued interest are due on March 1, 2022. We were in compliance with all loan agreements at June 30, 2019 and for all prior years presented and have met all debt payment obligations.

We have recorded an estimated litigation accrual of $3,300 on our Condensed Consolidated Balance Sheets, which we expect to pay during the three months ending September 30, 2019; see Note 9. “Commitments and Contingencies” within Item 1. Financial Statements.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume third party debt or incur other long-term obligations. We believe that we have the option to utilize both equity and debt instruments as vehicles for the long-term financing of our investment activities and acquisitions. At June 30, 2019, we had $76,500 on unused capacity under our line of credit, subject to covenant restrictions. In addition, in June 2018, the SEC declared effective a shelf registration statement which allows us to sell, in one or more public offerings, common stock, warrants, or any combination of such securities for proceeds in an aggregate amount of up to $300,000. The terms of any offering, including the type of securities involved, would be established at the time of sale.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share for the three months ended June 30, 2019 as well as each quarter for the year ending March 31, 2019.

In July 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 16, 2019, to shareholders of record at the close of business on August 30, 2019.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$724	$6,543
Net cash used in investing activities	(2,781)	(300)
Net cash used in financing activities	(915)	(4,442)

Cash flows from operations were lower in the three months ended June 30, 2019 due to lower working capital, including the impact of adoption of ASU 842, as well as higher payments made for incentive compensation and federal income taxes.  Cash used in investing increased as a result of the acquisition of IBP. Cash used in financing decreased during the three months ended June 30, 2019 compared to June 30, 2018 due to lower debt repayments.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2019, see our Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission on June 3, 2019. During the current quarter, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At June 30, 2019, we had contractual obligations for open purchase orders of approximately $4,516 for routine purchases of supplies and inventory, which are payable in less than one year.

Off-Balance Sheet Arrangements

As of June 30, 2019, we had no off-balance sheet arrangements or obligations.

Critical Accounting Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2019 in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of June 30, 2019 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at June 30, 2019.

Changes in Internal Control Over Financial Reporting

On April 1, 2019, we adopted the new lease standard, as discussed in Note 1. "Description of Business and Summary of Significant Accounting Policies" and Note 4. "Leases" accompanying the Condensed Consolidated Financial Statements included within Item 1. “Financial Statements” of this report. As a result, we made additions and/or modifications to policies, procedures, systems and controls that have materially affected our internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.

Part II. Other Information

Item 1. Legal Proceedings

See Note 9. “Commitments and Contingencies” within Item 1. “Financial Statements.” for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2019, under the heading “Part I – Item 1A. Risk Factors.”  Except as set forth below, there have been no material changes in our risk factors since our annual report on Form 10-K for the year ended March 31, 2019.

Changes to policy regarding the treatment of kidney disease may adversely decrease demand for our Dialysis products and negatively impact our financial statements.

During the three months ended June 30, 2019, an executive order was signed by the President of the United States that is intended to change the way that kidney care is delivered to patients and reimbursed through government-sponsored medical programs. The executive order has three key objectives: to increase the supply of kidneys available for transplants, to improve prevention and treatment of chronic kidney disease, and to encourage most dialysis patients to receive treatments through in-home care, rather than in a dialysis clinic. The extent of the impact of the executive order, as well as the timing of the impact on procedures and the market in general is currently unknown. Currently, our Dialyguard product line accounts for approximately one-third of the revenues and gross margin associated with our Instruments Division. The majority of the revenues in our Dialyguard business are associated with products that are used in dialysis clinics, while only a portion of our sales relate to in home care. If the executive order is successful at limiting the use of dialysis clinics, our financial statements, and the revenues and profits of the Instruments Division may be negatively impacted.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1	Form of 2020 Performance Share Unit Agreement, issued under the 2014 Equity Plan
10.2	Form of 2014 Equity Plan Option Award Agreement as amended
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: July 30, 2019	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: July 30, 2019	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer