Form 10-Q
period 2019-09-30
MESA LABORATORIES INC /CO
filed 2019-11-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 4,365,061 shares of the Issuer’s common stock, no par value, outstanding as of October 30, 2019.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30,	March 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$245,443	$10,185
Accounts receivable, less allowances of $117 and $121, respectively	12,228	12,516
Inventories, net	6,848	6,772
Prepaid income taxes	2,896	2,552
Prepaid expenses and other	3,313	1,598
Total current assets	270,728	33,623
Property, plant and equipment, net	21,731	22,225
Deferred taxes	219	1,323
Other assets	1,173	--
Intangibles, net	31,527	33,219
Goodwill	67,087	66,377
Total assets	$392,465	$156,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,339	$2,898
Accrued salaries and payroll taxes	5,237	7,324
Current portion of long-term debt	--	2,125
Unearned revenues	3,980	3,965
Current portion of contingent consideration	512	45
Legal liability	--	3,300
Other accrued expenses	4,673	4,004
Total current liabilities	16,741	23,661
Deferred income taxes	8,400	1,077
Long-term debt, net of debt issuance costs and current portion	--	20,613
Convertible senior notes, net of discounts and debt issuance costs	137,682	--
Other long-term liabilities	485	105
Total liabilities	163,308	45,456
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 4,365,049 and 3,890,138 shares, respectively	152,021	39,823
Retained earnings	79,641	73,303
Accumulated other comprehensive (loss)	(2,505)	(1,815)
Total stockholders’ equity	229,157	111,311
Total liabilities and stockholders’ equity	$392,465	$156,767

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Revenues	$25,536	$24,865	$51,824	$50,007
Cost of revenues	10,060	10,288	20,209	20,339
Gross profit	15,476	14,577	31,615	29,668
Operating expenses:
Selling	2,274	1,804	4,482	3,694
General and administrative	7,703	7,493	15,223	15,093
Research and development	915	842	1,934	1,679
Legal settlement	--	3,300	--	3,300
Total operating expenses	10,892	13,439	21,639	23,766
Operating income	4,584	1,138	9,976	5,902
Other expense (income), net	920	(168)	952	196
Earnings before income taxes	3,664	1,306	9,024	5,706
Income tax expense	602	312	1,365	482
Net income	$3,062	$994	$7,659	$5,224

Earnings per share:
Basic	$0.74	$0.26	$1.90	$1.36
Diluted	0.71	0.25	1.82	1.30

Weighted-average common shares outstanding:
Basic	4,155	3,850	4,029	3,833
Diluted	4,321	4,046	4,205	4,029

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Net income	$3,062	$994	$7,659	$5,224
Other comprehensive income, net of tax:
Foreign currency translation adjustments	(876)	(49)	(690)	(1,361)
Comprehensive income	$2,186	$945	$6,969	$3,863

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	7,659	$5,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,444	4,889
Stock-based compensation	2,050	1,729
Gain on disposition of assets	--	(288)
Non-cash interest and other	706	--
Change in inventory reserve	70	67
Adjustment to contingent consideration	(54)	(33)
Other	183	44
Cash used by changes in operating assets and liabilities
Accounts receivable, net	246	643
Inventories, net	295	1,022
Prepaid expenses and other	(2,508)	(1,301)
Accounts payable	(571)	(70)
Accrued liabilities and taxes payable	(5,385)	(866)
Unearned revenues	14	(177)
Contingent Consideration	(11)	(683)
Net cash provided by operating activities	7,138	10,200
Cash flows from investing activities:
Acquisitions	(2,555)	--
Purchases of property, plant and equipment	(543)	(849)
Proceeds from sale of assets	--	2,222
Net cash (used in) provided by investing activities	(3,098)	1,373
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net	167,070	--
Proceeds from the issuance of common stock, net	84,995	--
Payments on debt	(23,000)	(13,250)
Dividends	(1,321)	(1,226)
Proceeds from the exercise of stock options	3,507	3,176
Net cash provided by (used in) financing activities	231,251	(11,300)
Effect of exchange rate changes on cash and cash equivalents	(33)	(117)
Net increase in cash and cash equivalents	235,258	156
Cash and cash equivalents at beginning of period	10,185	5,469
Cash and cash equivalents at end of period	$245,443	$5,625

Cash paid for:
Income taxes	$1,797	$5,310
Interest	388	938

Supplemental non-cash activity:
Deferred tax liability related to the conversion option associated with the convertible senior notes	$8,448	--

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2019	3,890,138	$39,823	$73,303	$(1,815)	$111,311
Exercise of stock options and vesting of restricted stock units	31,441	2,709	--	--	2,709
Dividends paid, $0.16 per share	--	--	(624)	--	(624)
Stock-based compensation	--	868	--	--	868
Foreign currency translation	--	--	--	186	186
Net income	--	--	4,597	--	4,597
June 30, 2019	3,921,579	43,400	77,276	(1,629)	119,047
Exercise of stock options and vesting of restricted stock units	12,220	798	--	--	798
Proceeds from issuance of common stock, net of issuance costs of $5,568	431,250	84,995	--	--	84,995
Proceeds from conversion feature of convertible senior notes, due 2025, net of allocated costs and taxes of $9,427	--	21,646	--	--	21,646
Dividends paid, $0.16 per share	--	--	(697)	--	(697)
Stock-based compensation	--	1,182	--	--	1,182
Foreign currency translation	--	--	--	(876)	(876)
Net income	--	--	3,062	--	3,062
September 30, 2019	4,365,049	$152,021	$79,641	$(2,505)	$229,157

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2018	3,801,439	$30,516	$68,281	$564	$99,361
Exercise of stock options and vesting of restricted stock units	46,586	3,043	--	--	3,043
Dividends paid, $0.16 per share	--	--	(610)	--	(610)
Stock-based compensation	--	739	--	--	739
Foreign currency translation	--	--	--	(1,312)	(1,312)
Net income	--	--	4,230	--	4,230
June 30, 2018	3,848,025	34,298	71,901	(748)	105,451
Exercise of stock options and vesting of restricted stock units	4,722	133	--	--	133
Dividends paid, $0.16 per share	--	--	(616)	--	(616)
Stock-based compensation	--	990	--	--	990
Foreign currency translation	--	--	--	(49)	(49)
Net income	--	--	994	--	994
September 30, 2018	3,852,747	$35,421	$72,279	$(797)	$106,903

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

We pursue a strategy of focusing primarily on quality control products and services which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of September 30, 2019 we are organized into four divisions, or segments. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. Our Cold Chain Packaging Division, which we plan to exit no later than March 31, 2020, provides thermal packaging products such as coolers, boxes, insulation materials, and phase-change products to control temperature during the customer’s transport of their own products.

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

Acquisitions

In April 2019, we completed a business combination (the “IBP Acquisition”) whereby we acquired the common stock of IBP Medical GmbH, a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.  During the six months ended September 30, 2019, we allocated the purchase price according to the fair value of assets acquired and liabilities assumed using information obtained during due diligence and through the use of financial and other information available to us. Fair value of the assets and liabilities acquired was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flow method.

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

In July 2018, the FASB issued ASU 2018-13, Changes to the Disclosure Requirements for Fair Value Measurement, which will remove, modify, and add disclosure requirements for fair value measurements to improve the overall usefulness of such disclosures. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for any removed or modified disclosure requirements. Transition is on a prospective basis for the new and modified disclosures, and on a retrospective basis for disclosures that have been eliminated. We do not intend to early adopt any portion of this disclosure guidance. We believe that the guidance will increase the amount of disclosure required in the event of a transaction conducted involving Level 3 assets, such as an impairment or an acquisition. We expect minimal impact on the consolidated financial statements and other fair value disclosures.

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

As a result of the cumulative impact of adopting ASU 2016-02, we recorded operating lease ROU assets of $1,461 and operating lease liabilities of $1,411 as of April 1, 2019. Our calculations were based on the present value of the future lease payments on the date of adoption. Refer to Note 5. Leases for additional disclosures required by ASC 842.

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

The following tables present disaggregated revenues for the three and six months ended September 30, 2019 and three and six months ended September 30, 2018 respectively:

	Three Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$10,122	$563	$10	$877	$11,572
Hardware and Software	148	5,923	1,821	--	7,892
Services	641	2,474	570	19	3,704
Contracted Revenues
Services	1,183	--	1,185	--	2,368
Total Revenues	$12,094	$8,960	$3,586	$896	$25,536

	Three Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$9,093	$641	$127	$1,533	$11,394
Hardware and Software	704	5,672	1,193	--	7,569
Services	291	2,391	698	96	3,476
Contracted Revenues
Services	1,494	--	932	--	2,426
Total Revenues	$11,582	$8,704	$2,950	$1,629	$24,865

	Six Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$20,539	$1,583	$21	$2,186	$24,329
Hardware and Software	334	12,401	3,812	--	16,547
Services	941	4,520	1,110	27	6,598
Contracted Revenues
Services	2,390	--	1,960	--	4,350
Total Revenues	$24,204	$18,504	$6,903	$2,213	$51,824

	Six Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$18,663	$1,433	$191	$3,273	$23,560
Hardware and Software	908	11,212	2,533	--	14,653
Services	642	4,790	1,241	196	6,869
Contracted Revenues
Services	2,717	--	2,208	--	4,925
Total Revenues	$22,930	$17,435	$6,173	$3,469	$50,007

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2019	$4,426
Prior year liabilities recognized in revenues during the six months ended September 30, 2019	(3,516)
Contract liabilities added during the six months ended September 30, 2019, net of revenues recognized	3,508
Contract liabilities balance as of September 30, 2019	$4,418

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and short and long-term debt. We measure our cash equivalents at fair value, and classify them within Level 1 of the fair value hierarchy and we value them using quoted market prices in an active market. As of September 30, 2019 and March 31, 2019, cash and cash equivalents on our Condensed Consolidated Balance Sheets included $235,989 and $0, respectively, in a money market account. Due to their short-term nature, the carrying values of trade accounts receivable and trade accounts payable approximate fair value.

Historically, we have had debt balances for our term loan and revolver; however, the balances associated with those instruments were paid off during the three months ended September 30, 2019.  Debt balances as of March 31, 2019 had a variable interest rate, so the carrying amount approximated fair value because interest rates on these instruments approximated the interest rate of debt with similar terms available to us.

During the three months ended September 30, 2019, we issued $172,500 aggregate principal amount of convertible senior notes due August 15, 2025 (the "Notes"). We estimate the fair value of the Notes based on the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes were as follows:

	September 30, 2019		March 31, 2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value
Notes	$137,682	$184,575	$--	$--

The Notes are discussed in more detail in Note 6. "Indebtedness."

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. Except as stated below in "Acquisitions," we had no non-financial assets or liabilities that were measured using Level 3 inputs during the six months ended September 30, 2019. There were no transfers between the levels of the fair value hierarchy during the three and six months ended September 30, 2019 and three and six months ended September 30, 2018 respectively.

Cash and cash equivalents and accounts receivables are the financial instruments that subject us to the highest concentration of credit risk. It is our policy to invest cash equivalents in highly liquid financial instruments with high credit ratings, and low exposure to a single issuer (except U.S. treasuries). Concentration of credit risk with respect to accounts receivable is limited to customers to which we make significant sales. We reserve an allowance for potential write-offs of accounts receivable, but we have not written off any significant accounts to date. To control credit risk, we perform regular credit evaluations of our customers’ financial condition.

Note 4. Inventories

Inventories consist of the following:

	September 30, 2019	March 31, 2019
Raw materials	$6,373	$6,804
Work-in-process	321	428
Finished goods	3,068	2,524
Less: reserve	(2,914)	(2,984)
Inventories, net	$6,848	$6,772

Note 5. Leases

Under the new lease standard, a contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is a lease, or contains a lease, upon inception of the contract. As of September 30, 2019, we have operating leases for buildings, warehouses, and office equipment.  Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments. Adjustments would also be made for accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets, none of which are present in any of our current lease contracts. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise we use our incremental borrowing rate based on the information available at lease commencement. Our short-term leases are not material.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.  Many of our leases include one or more renewal or termination options at our discretion, which are included in the determination of the lease term if we are reasonably certain to exercise the option. We have also entered into lease agreements that have variable payments related to certain indexes. Variable lease payments are recognized in the period in which those payments are incurred. All nonlease components are readily identifiable in our lease contract.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets related to our operating leases as of September 30, 2019:

Lease Assets and Liabilities	Balance Sheet Location	September 30, 2019
Operating lease ROU asset	Other assets	$1,205
Current operating lease liabilities	Other accrued expenses	686
Noncurrent operating lease liabilities	Other long-term liabilities	441

Lease term and discount rates were as follows as of September 30, 2019:

September 30, 2019
Weighted average remaining lease term in years	1.9
Weighted average discount rate	3.94%

The components of lease costs were as follows for the three month period ended September 30, 2019:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Operating lease expense	$178	$358
Variable lease expense	22	49
Total lease expense	$200	$407

Supplemental cash flow information related to leases were as follows for the three month period ended September 30, 2019:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Cash paid for amounts included in the measurements of lease liabilities	$191	$385
Operating lease assets obtained in exchange for operating lease obligations	--	73

Maturities of lease liabilities were as follows as of September 30, 2019:

Remainder of fiscal year 2020	$372
2021	540
2022	215
2023	24
Future value of lease liabilities	1,151
Less: imputed interest	24
Present value of lease liabilities	$1,127

As of September 30, 2019, we had no additional significant operating leases that had not yet commenced.

Total noncancellable operating leases in effect at March 31, 2019, as reported under previous lease accounting guidance, require rental payments of the following amounts in each of the following periods:

Fiscal year ending March 31,
2020	$653
2021	443
2022	230
2023	48
Total future lease payments	$1,374

Note 6.  Indebtedness

On March 1, 2017, we entered into a five-year agreement, as amended most recently on August 7, 2019 (the “Credit Facility”) for an $80,000 revolving line of credit (“Line of Credit”), a $20,000 term loan (“Term Loan”) and up to $2,500 of letters of credit with a banking syndicate of four banks. In addition, the Credit Facility provides a post-closing accordion feature which allows for the Company to request to increase the Line of Credit or Term Loan up to an additional $100,000.

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

The Credit Facility is secured by all of our assets and requires us to maintain a ratio of funded debt to our trailing four quarters of EBIDTA (the “Leverage Ratio”), as defined in the agreement, of less than 3.0 to 1.0, provided that, we may once during the term of the Credit Facility, in connection with a Permitted Acquisition for which the aggregate consideration paid or to be paid in respect thereof equals or exceeds $20,000, elect to increase the maximum Leverage Ratio permitted hereunder to (i) 3.50 to 1.00 for a period of four consecutive fiscal quarters commencing with the fiscal quarter in which such Permitted Acquisition occurs (the “Initial Holiday Period”) and (ii) 3.25 to 1.00 for the period of four consecutive fiscal quarters immediately following the Initial Holiday Period. The Credit Facility also requires us to maintain a minimum fixed charge coverage ratio of less than 1.25 to 1.0. We were in compliance with all debt covenants as of September 30, 2019.

During the six months ended September 30, 2019, we paid off the balance of our Term Loan and our Line of Credit. We recorded the balance of our unamortized debt discount in the amount of $238 to interest expense in conjunction with the extinguishment of the term loan. In October 2019 we terminated the Credit Facility due to the issuance of the Notes.

On August 12, 2019, we issued the Notes, which consist of an aggregate principal amount of $172,500 of convertible senior notes. The Notes mature on August 15, 2025, unless earlier repurchased or converted and bear interest at a rate of 1.375% payable semi annually in arrears on February 15 and August 15 of each year beginning on February 15, 2020. The Notes are initially convertible at a conversion rate of 3.5273 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price per share of  our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets; and (iv) at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.  Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. The circumstances required to allow the holders to convert their Notes were not met during the three months ended September 30, 2019.  As of September 30, 2019, the if-converted value of the Notes did not exceed the principal balance.

We accounted for the transaction by bifurcating the Notes into liability and equity components. The carrying amount of the liability component was $141,427 upon issuance and was calculated by using the income approach and measuring the fair value of a similar debt instrument that does not have an associated convertible feature.  The implied interest rate assuming no conversion option was estimated using the Tsiveriotis-Frenandes model (a Level 3 unobservable input); all other assumptions used in measuring the fair value represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs.  The carrying amount of the equity component representing the conversion option was $31,073 and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the "Debt Discount") will be amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

Debt issuance costs related to the Notes comprised of discounts and commissions payable to the initial purchasers of $5,175 and third party offering costs of $255. We allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $4,452 and will be amortized to interest expense using the effective interest method over the contractual term.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the Notes were as follows:

	September 30, 2019	March 31, 2019
Principal outstanding	$172,500	$--
Unamortized debt discount	(30,476)	--
Unamortized debt issuance costs	(4,342)	--
Net carrying value	$137,682	$--

The net carrying amount of the equity component of the Notes were as follows:

	September 30, 2019	March 31, 2019
Amount allocated to conversion option	$31,073	$--
Less: allocated issuance costs and taxes	(9,427)	--
Equity component, net	$21,646	$--

We recognized interest expense on the Notes as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Coupon interest expense at 1.375%	$316	$--	$316	$--
Amortization of debt discounts and issuance costs	707	--	707	--
Total	$1,023	$--	$1,023	$--

The effective interest rate of the liability component of the note is approximately 5.5%.

Note 7. Stockholders' Equity

Public Offering of Common Stock

On August 12, 2019, we completed the sale and issuance of a total of 431,250 shares of our common stock, which includes our underwriters' exercise in full of an option to purchase up to an additional 56,250 shares. The offering price to the public was $210.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses we paid was $84,995.

Stock-Based Compensation

Amounts recognized in the Condensed Consolidated Financial Statements related to stock-based compensation are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation expense	$1,182	$990	$2,050	$1,729
Amount of income tax (benefit) recognized in earnings	(368)	38	(908)	(858)
Stock-based compensation expense (benefit), net of tax	$814	$1,028	$1,142	$871

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying Condensed Consolidated Statements of Income.

The following is a summary of stock option and restricted stock unit ("RSU") award activity for the six months ended September 30, 2019 (shares in thousands):

	Stock Options		Restricted Stock Units
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2019	354	$94.04	31	$162.23
Awards granted	29	205.46	19	202.09
Awards forfeited or expired	(27)	99.36	(2)	156.14
Awards exercised or distributed	(40)	84.54	(3)	155.62
Outstanding as of September 30, 2019	316	$104.89	45	$180.13

Eight of the RSUs granted during the six months ended September 30, 2018 were subject to performance and service conditions and are considered performance share units ("PSUs"). During the six months ended September 30, 2019, we awarded PSUs that are subject to both service and performance conditions to eligible employees. The PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from April 1, 2019 through March 31, 2022 and on continued service through June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

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

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such shares underlying the Notes were excluded from the diluted EPS calculation for the three and six-month periods ended September 30, 2019.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Net income available for shareholders	$3,062	$994	$7,659	$5,224
Weighted average outstanding shares of common stock	4,155	3,850	4,029	3,833
Dilutive effect of stock options	156	188	166	183
Dilutive effect of non-vested shares	10	8	10	13
Fully diluted shares	4,321	4,046	4,205	4,029

Basic	$0.74	$0.26	$1.90	$1.36
Diluted	$0.71	$0.25	$1.82	$1.30

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Assumed conversion of convertible debt	331	--	166	--
Stock awards that were anti-dilutive	29	1	19	24
Stock awards subject to performance conditions	18	11	15	7
Total stock awards excluded from diluted EPS	378	12	200	31

Note 9. Income Taxes

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

Our effective income tax rate was 16.4% and 23.9% for the three months ended September 30, 2019 and September 30, 2018, respectively and 15.1% and 8.4% for the six months ended September 30, 2019 and September 30, 2018, respectively. The effective tax rate for the three and six months ended September 30, 2019 differed from the statutory federal rate of 21% primarily due to the benefit of share-based payment awards for employees, and research and development tax credits, partially offset by expenses for state income taxes, the limitations imposed by Section 162(m), and the foreign rate differential.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 10. Commitments and Contingencies

In February 2018, Dr. James L. Orrington II filed a putative civil class action in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we sent unsolicited advertisements to telephone facsimile machines. The complaint included counts alleging violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act, Conversion, Nuisance, and Trespass to Chattels.  The plaintiff sought monetary damages, injunctive relief, and attorneys’ fees. In January 2019, we received preliminary court approval of a class action settlement with Dr. James L. Orrington II and the class in the amount of $3,300, and we received final approval on May 28, 2019. We recorded the final settlement amount on our Condensed Consolidated Statements of Income during the year ended March 31, 2019 and a corresponding liability was included as legal liability on our Condensed Consolidated Balance Sheets. The settlement was paid in full during the three months ended September 30, 2019.

Note 11. Segment Information

As of September 30, 2019, we had four reporting segments: Sterilization and Disinfection Control, Instruments, Cold Chain Monitoring, and Cold Chain Packaging. The following tables set forth our segment information:

	Three Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$12,094	$8,960	$3,586	$896	$25,536

Gross profit	$8,720	$5,545	$1,126	$85	$15,476
Reconciling items (2)					(11,812)
Earnings before income taxes					$3,664

	Three Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$11,582	$8,704	$2,950	$1,629	$24,865

Gross profit	$7,972	$5,354	$1,164	$87	$14,577
Reconciling items (2)					(13,271)
Earnings before income taxes					$1,306

	Six Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$24,204	$18,504	$6,903	$2,213	$51,824
Gross profit	$17,225	$11,608	$2,370	$412	$31,615
Reconciling items (2)					(22,591)
Earnings before income taxes					$9,024

	Six Months Ended September 30, 2018
	Sterilization and Disinfection Control	Instruments	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$22,930	$17,435	$6,173	$3,469	$50,007
Gross profit	$15,784	$10,987	$2,628	$269	$29,668
Reconciling items (2)					(23,962)
Earnings before income taxes					$5,706

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)	Reconciling items include selling, general and administrative, research and development, legal settlement, and other expenses.

The following table sets forth assets by reporting segment:

	September 30, 2019	March 31, 2019
Sterilization and Disinfection Control	$73,242	$74,230
Instruments	32,142	30,911
Cold Chain Monitoring	30,510	32,179
Cold Chain Packaging	1,133	1,590
Corporate and administrative	255,438	17,857
Total	$392,465	$156,767

As of September 30, 2019, all long-lived assets are located in the United States except for $5,395, $1,399 and $16,738 which are associated with our French, Canadian, and German subsidiaries, respectively.

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
United States	$15,006	$16,617	$30,197	$32,165
Foreign	10,530	8,248	21,627	17,842
Total	$25,536	$24,865	$51,824	$50,007

No foreign country exceeds 10% of total revenues.

Note 12. Subsequent Event

In October 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 16, 2019, to shareholders of record at the close of business on November 29, 2019.

On October 31, 2019, we completed a business combination (the "GPT Acquisition") whereby we acquired the common stock of Gyros Protein Technologies Holding AB ("GPT"), a company whose business provides Immunoassay and Peptide Synthesis solutions that accelerate the discovery, development and manufacturing of biotherapeutics.  The acquisition price for GPT consisted of cash consideration of $180,000, subject to purchase price adjustments. The acquisition deepens our commitment to biopharmaceutical quality control and is the core of our new division, or segment, Biopharmaceutical Development.  As the acquisition was recently consummated, we have not completed our purchase accounting and are unable to provide the required additional footnote disclosures.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains information that may constitute "forward-looking statements.” Generally, the words "believe," "will," "expect," "anticipate," "intend," "project," "estimate," and similar expressions identify forward-looking statements, which generally are not historical in nature. However, the absence of these words or similar expressions does not mean that a statement is not forward-looking. All statements that address operating performance, events, or developments that we expect or anticipate will occur in the future — including statements relating to revenues growth and statements expressing general views about future operating results — are forward-looking statements. Management believes that these forward-looking statements are reasonable as and when made. However, caution should be taken not to place undue reliance on any such forward-looking statements because such statements speak only as of the date when made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by law. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. These risks and uncertainties include, but are not limited to those described in Part II, "Item 1A. Risk Factors" and elsewhere in this report and in our Annual Report on Form 10-K for the year ended March 31, 2019, and those described from time to time in our subsequent reports filed with the Securities and Exchange Commission.

General Discussion

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of September  30, 2019, we are organized into four divisions, or segments. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. Our Cold Chain Packaging Division ("the Packaging Division"), which we plan to exit no later than March 31, 2020, provides thermal packaging products such as coolers, boxes, insulation materials, and phase-change products to control temperature during the customer’s transport of their own products.

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

In April 2019 we completed a business combination (the “IBP Acquisition”) whereby we acquired the common stock of IBP Medical GmbH ("IBP"), a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.

On October 31, 2019, we completed a business combination (the "GPT Acquisition") whereby we acquired the common stock of Gyros Protein Technologies Holding AB ("GPT"), a company whose business provides Immunoassay and Peptide Synthesis solutions that accelerate the discovery, development and manufacturing of biotherapeutics.  The acquisition price for Gyros consisted of cash consideration of $180,000, subject to purchase price adjustments. The acquisition deepens our commitment to biopharmaceutical quality control and is the core of our new division, or segment, Biopharmaceutical Development.

As a result of the GPT Acquisition, we will incur a significant amount of additional stock compensation expense during the three months ending December 31, 2019 and thereafter, related to the impact of the GPT Acquisition on our ability to achieve vesting targets on certain outstanding performance-based restricted stock units.

General Trends

Our strategic financial objectives include growth both organically and through further acquisitions. During the six months ended September 30, 2019, we worked to maximize the efficiency of our operations to prepare for future growth, including hiring key personnel to our operations and sales and marketing teams, and leveraging The Mesa Way, our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche businesses.

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

As discussed in Note 6. Indebtedness within Item 1. "Financial Statements," we completed a convertible debt offering and an equity offering on our common stock, which provided $252,065, net of discounts and debt issuance costs. We intend to use the money raised to continue our acquisition strategy and for general corporate purposes.

Overall revenues increased 4% for the six months ended September 30, 2019. Organic revenues growth by reporting segment was as follows:

	Three Months Ended September 30, 2019	Six Months Ended September 30, 2019
Sterilization and Disinfection Control	4%	6%
Instruments	(3%)	1%
Cold Chain Monitoring	16%	1%
Cold Chain Packaging	(45%)	(36%)
Total Company	--	--
Total Company excluding Cold Chain Packaging	3%	3%

As previously announced, during the year ended March 31, 2019, we made the decision to exit the packaging business by or before March 31, 2020.  We have stopped providing consulting services, and we are no longer seeking or accepting new customers. We have reduced the division's costs by relocating most of the administrative functions to our headquarters in Lakewood, Colorado, and eliminating the division's sales force. Throughout the six months ended September 30, 2019, we assisted our customers in transitioning their business to other packaging vendors. During the three months ending December 31, 2019 we have stopped purchasing new inventory and providing complete packaging solutions.  We are continuing the process of liquidating our remaining inventory and exiting the business.

Results of Operations

(Dollars in thousands)

The following table sets forth, for the periods indicated, Condensed Consolidated Statements of Income data. The table and the discussion below should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report:

	Three Months Ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$25,536	$24,865	$671	3%
Cost of revenues	10,060	10,288	(228)	(2%)
Gross profit	$15,476	$14,577	$899	6%
Gross profit margin	61%	59%	2%

Operating expenses
Selling	$2,274	$1,804	$470	26%
General and administrative	7,703	7,493	210	3%
Research and development	915	842	73	9%
Legal settlement	--	3,300	(3,300)	(100%)
Total operating expenses	$10,892	$13,439	$(2,547)	(19%)

Operating income	$4,584	$1,138	$3,446	303%
Net income	3,062	994	2,068	208%
Net income margin	12%	4%	8%

	Six Months Ended September 30,			Percent
	2019	2018	Change	Change
Revenues	$51,824	$50,007	$1,817	4%
Cost of revenues	20,209	20,339	(130)	(1%)
Gross profit	$31,615	$29,668	$1,947	7%
Gross profit margin	61%	59%	2%

Operating expenses
Selling	$4,482	$3,694	$788	21%
General and administrative	15,223	15,093	130	1%
Research and development	1,934	1,679	255	15%
Legal settlement	--	3,300	(3,300)	(100%)
Total operating expenses	$21,639	$23,766	$(2,127)	(9%)

Operating income	$9,976	$5,902	$4,074	69%
Net income	7,659	5,224	2,435	47%
Net income margin	15%	10%	5%

Revenues

The following tables summarize our revenues by source:

	Three Months Ended September 30,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$12,094	$11,582	$512	4%
Instruments	8,960	8,704	256	3%
Cold Chain Monitoring	3,586	2,950	636	22%
Cold Chain Packaging	896	1,629	(733)	(45%)
Total	$25,536	$24,865	$671	3%

	Six Months Ended September 30,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$24,204	$22,930	$1,274	6%
Instruments	18,504	17,435	1,069	6%
Cold Chain Monitoring	6,903	6,173	730	12%
Cold Chain Packaging	2,213	3,469	(1,256)	(36%)
Total	$51,824	$50,007	$1,817	4%

Three and Six Months Ended September 30, 2019 versus September 30, 2018

Sterilization and Disinfection Control revenues increased 4% and 6% for the three and six months ended September 30, 2019, respectively, as a result of organic revenues growth, which was achieved primarily through volume increases with existing customers and modest price increases.

Instruments revenues increased 3% and 6% for the three and six months ended September 30, 2019, respectively, primarily due to the acquisition of IBP in April 2019.

Cold Chain Monitoring revenues increased 22% and 12% for the three and six months ended September 30, 2019, respectively, as a result of the acquisition of Point Six Wireless, LLC ("Point Six") in the prior year and organic revenues growth which was achieved primarily through volume increases with existing and new customers.  Revenues in this division have historically fluctuated quarter over quarter due to the timing of performance obligations and the nature and timing of orders and installations within any given quarter.

Cold Chain Packaging revenues decreased 45% and 36% for the three and six months ended September 30, 2019, respectively, as a result of our decision to exit the business and cease accepting new customers, completing our sales contract with our largest customer, and our assisting of our current customers in transitioning their business to other vendors.

Gross Profit

The following summarizes our gross profit by segment:

	Three Months Ended September 30,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$8,720	$7,972	$748	9%
Gross profit margin	72%	69%	3%

Instruments	5,545	5,354	191	4%
Gross profit margin	62%	62%	--%

Cold Chain Monitoring	1,126	1,164	(38)	(3%)
Gross profit margin	31%	39%	(8%)

Cold Chain Packaging	85	87	(2)	(2%)
Gross profit margin	9%	5%	4%

Total gross profit	$15,476	$14,577	$899	6%
Gross profit margin	61%	59%	2%

	Six Months Ended September 30,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$17,225	$15,784	$1,441	9%
Gross profit margin	71%	69%	2%

Instruments	11,608	10,987	621	6%
Gross profit margin	63%	63%	--%

Cold Chain Monitoring	2,370	2,628	(258)	(10%)
Gross profit margin	34%	43%	(9%)

Cold Chain Packaging	412	269	143	53%
Gross profit margin	19%	8%	11%

Total gross profit	$31,615	$29,668	$1,947	7%
Gross profit margin	61%	59%	2%

Three and Six Months Ended September 30, 2019 versus September 30, 2018

Sterilization and Disinfection Control gross profit margin percentage increased 3 and 2 percentage points for the three and six months ended September 30, 2019, respectively, primarily as a result of efficiencies gained both operationally and from higher sales volumes.

Instruments gross profit margin percentage was flat during both the three months ended September 30, 2019, primarily due to efficiencies gained both operationally and from higher sales volumes, offset by product and service mix.

Cold Chain Monitoring gross profit margin percentage decreased 8 and 9 percentage points for the three and six months ended September 30, 2019, respectively,  primarily due to lower than planned service revenues volumes, higher than expected hardware prices from certain vendors and timing associated with the completion of certain projects.  As we finalize a more cohesive road-map for consolidation of our various product offerings, we expect gross margin percentages to gradually improve to 40%-45%.

Cold Chain Packaging gross profit margin percentage increased 4 and 11 percentage points for the three and six months ended September 30, 2019, respectively, primarily as a result of implementing price increases as part of our plan to exit the business by March 31, 2020. Also contributing to the increase were lower operating and personnel expenses and the completion of our sales contract with the division's largest customer which historically was one of our lower margin customers as a percentage of revenues.

Operating Expenses

Operating expenses for the three and six months ended September 30, 2019 decreased 19% and 9%, respectively as compared to the prior year as follows:

Selling

Three and Six Months Ended September 30, 2019 versus September 30, 2018

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels. Selling expense for the three and six months ended September 30, 2019 increased 26% and 21%, respectively, as we back-filled open sales and marketing positions and incurred higher professional services costs associated with investments in our technological infrastructure in an effort to modernize our marketing program. As a percentage of revenues, selling expense was 9% for both the three and six months ended September 30, 2019 as compared to 7% for both the three and six months ended September 30, 2018. We plan to continue making modest, strategic investments in sales and marketing resources in order to further increase organic revenues growth.

General and Administrative

Three and Six Months Ended September 30, 2019 versus September 30, 2018

Labor costs, including non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense. General and administrative expenses for the three and six months ended September 30, 2019 increased 3% and 1%, respectively, primarily due to increased equity-based compensation expense, partially offset by decreased amortization of intangible assets as we wind down our Packaging Division.

Research and Development

Three and Six Months Ended September 30, 2019 versus September 30, 2018

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants. Research and development expenses for the three and six months ended September 30, 2019 increased 9% and 15%, respectively, due to increases in salary expense as we staff our engineering department to support our continued incremental investments in enhancing existing products as well as the development of new products and features.

Legal Settlement

Three and Six Months Ended September 30, 2019 versus September 30, 2018

During the three months ended September 30, 2018 we recorded a $3,300 estimated legal settlement expense; see Note 10. "Commitments and Contingencies" within Item 1. Financial Statements.

Other Expense

Other expense for the three and six months ended September 30, 2019 is composed primarily of interest expense associated with our Credit Facility and convertible senior notes (the "Notes"), gains and losses on sales of property, plant and equipment, and gains and losses on foreign currency transactions. Interest expense, net for the three and six months ended September 30, 2019 increased by $684 and $474, respectively, compared to the three and six months ended September 30, 2018 primarily due to interest expense related to the Notes issued in August 2019, partially offset by interest earned on our investments in money market securities.

Net Income

Our income tax rate varies based upon many factors but in general, we anticipate that on a go-forward basis, our effective tax rate will be approximately 26%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 9. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program. Net income for the six months ended September 30, 2019 varied with the changes in revenues, gross profit, and operating expenses (which includes $3,330, $2,050 and $597 of non-cash amortization of intangible assets, stock-based compensation, and interest expense respectively).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash equivalents, working capital and potential additional equity and debt offerings. We believe that cash and cash equivalents on hand and cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $253,987 and $9,962 at September 30, 2019, and March 31, 2019, respectively. As of September 30, 2019, we had $245,443 of cash and cash equivalents, which were held primarily in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

We paid off the interest bearing debt issued under our Term Loan and Line of Credit during the three months ended September 30, 2019 and terminated the Credit Facility in October 2019 due to the issuance of the Notes.

In addition, as of September 30, 2019, we held $172,500 in aggregate principal amount of convertible senior notes. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with a payment on February 15, 2020. These Notes can be converted prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time as conversion notices are received from holders of the Notes.   We were in compliance with all loan agreements at September 30, 2019 and for all prior years presented and have met all debt payment obligations. Refer to Note 6. "Indebtedness" within Item 1. Financial Statements for more details on these transactions.

During the three months ending September 30, 2019, we paid $3,300 to fulfill our liability under a class action lawsuit that was settled during our fiscal year ending March 31, 2020; see Note 10. “Commitments and Contingencies” within Item 1. Financial Statements.

Given our cash flow projections and cash on hand, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements for our general business needs.

We routinely evaluate opportunities for strategic acquisitions. Although we currently have significant cash and cash equivalents on hand, future material acquisitions may require that we obtain additional capital, assume additional third party debt or incur other long-term obligations. We believe that we have the option to raise more equity or issue more debt in the future in order to finance our investment activities and acquisitions, should our capital requirements exceed our cash and cash equivalents. In June 2018, the SEC declared effective a shelf registration statement which allows us to sell, in one or more public offerings, common stock, warrants, or any combination of such securities for proceeds in an aggregate amount of up to $300,000. The terms of any offering, including the type of securities involved, would be established at the time of sale.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share for the three months ended September 30, 2019 as well as each quarter for the year ending March 31, 2019.

In October 2019, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 16, 2019, to shareholders of record at the close of business on November 29, 2019.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$7,138	$10,200
Net cash (used in) provided by investing activities	(3,098)	1,373
Net cash provided by (used in) financing activities	231,251	(11,300)

Cash flows from operations were lower in the six months ended September 30, 2019 due primarily to higher payments made for incentive compensation and federal income taxes.  Cash used in investing decreased as a result of the acquisition of IBP in the current year and the sale of the Old Bozeman facility in the prior year. Cash provided by financing increased due to proceeds raised through our convertible debt offering and equity offering, which were both completed in August 2019, partially offset by increased payments of debt.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2019, see our Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission on June 3, 2019. During the current quarter, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At September 30, 2019, we had contractual obligations for open purchase orders of approximately $4,160 for routine purchases of supplies and inventory, which are payable in less than one year.

Off-Balance Sheet Arrangements

As of  September 30, 2019, we had no off-balance sheet arrangements or obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. However, a substantial majority of our operations and investment activities are transacted in U.S. dollars and therefore our foreign currency risk is not material at this date. Beginning during the three months ended September 30, 2019, we held investments in money market funds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, credit quality of the issuer, or other factors.

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

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective at September 30, 2019.

Changes in Internal Control Over Financial Reporting

On April 1, 2019, we adopted the new lease standard, as discussed in Note 1. "Description of Business and Summary of Significant Accounting Policies" and Note 5. "Leases" accompanying the Condensed Consolidated Financial Statements included within Item 1. “Financial Statements” of this report. As a result, we made additions and/or modifications to policies, procedures, systems and controls that have materially affected our internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.

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

During the six months ended September 30, 2019, an executive order was signed by the President of the United States that is intended to change the way that kidney care is delivered to patients and reimbursed through government-sponsored medical programs. The executive order has three key objectives: to increase the supply of kidneys available for transplants, to improve prevention and treatment of chronic kidney disease, and to encourage most dialysis patients to receive treatments through in-home care, rather than in a dialysis clinic. The extent of the impact of the executive order, as well as the timing of the impact on procedures and the market in general is currently unknown. Currently, our Dialyguard product line accounts for approximately one-third of the revenues and gross margin associated with our Instruments Division. The majority of the revenues in our Dialyguard business are associated with products that are used in dialysis clinics, while only a portion of our sales relate to in home care. If the executive order is successful at limiting the use of dialysis clinics, our financial statements, and the revenues and profits of the Instruments Division may be negatively impacted.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise capital to repay the notes at maturity or repurchase the notes in the event of a fundamental change.

We incurred significant indebtedness in the amount of $172,500 in the form of the Notes which mature on August 15, 2025 unless earlier converted.

We currently expect to settle future conversions solely in shares of our common stock, which has the effect of including the shares of common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

Our ability to make required cash payments in connection with conversions of the Notes, repurchase the Notes in the event of a fundamental change, or to repay or refinance the Notes at maturity will depend on market conditions and our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. We also may not use the cash proceeds we raised through the issuance of the Notes in an optimally productive and profitable manner.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change or at maturity of the Notes as required by the applicable indenture would constitute a default under such indenture. A default under the applicable indenture or agreements governing our future indebtedness could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversion or at maturity of the Notes.

Additional stock issuances could result in significant dilution to our stockholders.

We may issue additional equity securities to raise capital, make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, warrants, stock options, or other equity incentive awards. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares, of which 162,486 have been purchased to date; however, no shares have been purchased under the plan in the last three fiscal years. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We have made no repurchases of our common stock in the current or any of the last three fiscal years.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
4.1	Base Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.1 to Mesa Laboratories Inc.'s report on Form 8-K filed on August 12, 2019 (Commission File Number: 000-11740)).
4.2	First Supplemental Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.2 to Mesa Laboratories Inc.'s report on Form 8-K filed on August 12, 2019 (Commission File Number: 000-11740)).
10.1	Form of 2020 Performance Share Unit Agreement, issued under the 2014 Equity Plan (incorporated by reference from exhibit 10.1 to Mesa Laboratories Inc.'s report on Form 10-Q filed on July 30, 2019 (Commission File Number: 000-11740)).
10.2	Form of 2014 Equity Plan Option Award Agreement as amended (incorporated by reference from exhibit 10.2 to Mesa Laboratories Inc.'s report on Form 10-Q filed on July 30, 2019 (Commission File Number: 000-11740)).
10.3	Amendment No. 3, dated August 7, 2019, to that certain Credit Agreement, dated as of March 1, 2017 between Mesa Laboratories, Inc., JPMorgan Chase Bank, N.A., as administrative agent, and the other lenders referred to therein (incorporated by reference from exhibit 10.1 to Mesa Laboratories Inc.'s report on Form 8-K filed on August 12, 2019 (Commission File Number: 000-11740)).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the three and nine months ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Income, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 6, 2019	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: November 6, 2019	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer