Form 10-K/A
period 2019-03-31
MESA LABORATORIES INC /CO
filed 2019-12-13
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

Registrant’s telephone number, including area code: 303-987-8000

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

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after the close of the registrant’s fiscal year.

EXPLANATORY NOTE

Mesa Laboratories, Inc. (“Mesa Labs”) hereby amends its Annual Report on Form 10-K for the fiscal year ended March 31, 2019, filed on June 3, 2019 and amended on July 18, 2019 on Form 10K/A Amendment No. 1 (the “Original Filing”), as set forth in this Annual Report on Form 10K/A Amendment No. 2 (this “Amendment”).

This Amendment is being filed solely to amend Item 8 in order to include a revised audit opinion of EKS&H LLLP, our independent registered public accounting firm ("EKS&H") (predecessor to Plante & Moran, PLLC) for the two-year period ended March 31, 2018 to add language requirements of PCAOB Standard 3101. There are no changes to our consolidated financial statements as set forth in the Original Filing.

Other than the inclusion within this Amendment of new certifications by management and a new consent of both EKS&H and Plante & Moran, PLLC (and related amendment to the exhibit index), this Amendment speaks only as of the date of the Original Filing and does not modify or update any other disclosures contained in our Original Filing.

Other than as set forth herein, this Amendment does not modify or update the Original Filing in any way, and the parts or exhibits of the Original Filing which have not been modified or updated are not included in this Amendment. This Amendment continues to speak as of the date of the Original Filing and the Company has not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission since the filing of the Original Filing, including amendments to those filings, if any.

Table of Contents

 Page

Part II
Item 8. Financial Statements and Supplementary Data	1

Part IV
Item 15. Exhibits and Consolidated Financial Statement Schedules	23

PART II

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

Denver, Colorado

June 3, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Mesa Laboratories, Inc.

Lakewood, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Mesa Laboratories, Inc. (the “Company”) as of March 31, 2018; the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each year in the two-year period ended March 31, 2018; and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and the results of its operations and its cash flows for each year in the two-year period ended March 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ EKS&H LLLP

June 5, 2018

Denver, Colorado

We began serving as the Company's auditor in 1986. In 2018 we became the predecessor auditor.

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

10.5 * á	Form of Executive Employment Agreement (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on April 11, 2017 (Commission File Number 000-11740))

21.1	Subsidiaries of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 21.1 to Mesa Laboratories, Inc’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740)).

23.1†	Consent of EKS&H LLLP, independent registered public accounting firm.

23.2†	Consent of Plante & Moran PLLC, independent registered public accounting firm.

31.1†	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2†	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1†	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2†	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.

101***

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

*     Indicates a management contract or compensatory plan, contract or arrangement.

á	Mesa Laboratories, Inc. has entered into an Executive Employment Agreement with each of Gary M. Owens and John V. Sakys

***     Previously filed with our Original Filing.

†     Filed or furnished herewith, as required.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: December 13, 2019	By:	/s/ Gary M. Owens
Gary M. Owens
Chief Executive Officer