Form 10-Q/A
period 2019-06-30
MESA LABORATORIES INC /CO
filed 2019-12-13
CIK 724004

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 30, 2019 (the “Original Filing”).

The purpose of this Amendment is to amend and restate Part I, Item 4 – Disclosure Controls and Procedures to (i) include the information required by Item 307 of Regulation S-K, which was inadvertently omitted in the Original Filing; (ii) revise the disclosure to correctly reflect management’s conclusion that the Company’s disclosure controls and procedures were effective as of June 30, 2019; (iii) remove the references to an assessment of the effectiveness of our internal control over financial reporting; and (iv) update Part II, Item 6 - Exhibits to reflect the exhibits filed with this Amendment.

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

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

On April 1, 2019, we adopted the new lease standard, as discussed in Note 1. “Description of Business and Summary of Significant Accounting Policies” and Note 4. “Leases” accompanying the Condensed Consolidated Financial Statements included within Item 1. “Financial Statements” of this report. As a result, we made additions and/or modifications to policies, procedures, systems and controls that have materially affected our internal control over financial reporting, including changes to accounting policies and procedures, operational processes and documentation practices.

Part II. Other Information

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.1**	Form of 2020 Performance Share Unit Agreement, issued under the 2014 Equity Plan
10.2**	Form of 2014 Equity Plan Option Award Agreement as amended
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101**

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

*	Filed or furnished herewith, as required.

**	Previously filed with our Quarterly Report on Form 10-Q originally filed on July 30, 2019.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: December 13, 2019	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: December 13, 2019	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer