Form 10-Q/A
period 2019-09-30
MESA LABORATORIES INC /CO
filed 2019-12-13
CIK 724004

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our original Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 6, 2019 (the “Original Filing”).

The purpose of this Amendment is to amend and restate Part I, Item 4 – Disclosure Controls and Procedures to (i) include the information required by Item 307 of Regulation S-K, which was inadvertently omitted in the Original Filing, to correctly reflect management’s conclusion that the Company’s disclosure controls and procedures were effective as of September 30, 2019; (ii) remove the references to an assessment of the effectiveness of our internal control over financial reporting; and (iii) update Part II, Item 6 - Exhibits to reflect the exhibits filed with this Amendment.

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

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer pursuant Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350
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

*	Filed or furnished herewith; as required.

**	Previously filed with our Quarterly Report on Form 10-Q originally filed on November 6, 2019.

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