Form 10-Q
period 2019-12-31
MESA LABORATORIES INC /CO
filed 2020-02-10
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 4,370,468 shares of the Issuer’s common stock, no par value, outstanding as of February 3, 2020.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	December 31,	March 31,
	2019	2019
ASSETS
Current assets:
Cash and cash equivalents	$73,979	$10,185
Accounts receivable, less allowances of $151 and $121, respectively	19,503	12,516
Inventories, net	18,804	6,772
Prepaid income taxes	3,787	2,552
Prepaid expenses and other	4,630	1,598
Total current assets	120,703	33,623
Property, plant and equipment, net of accumulated depreciation of $15,393 and $11,242, respectively	22,352	22,225
Deferred taxes	225	1,323
Other assets	2,513	--
Intangibles, net	88,077	33,219
Goodwill	189,597	66,377
Total assets	$423,467	$156,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,780	$2,898
Accrued salaries and payroll taxes	6,569	7,324
Current portion of long-term debt	--	2,125
Unearned revenues	6,363	3,965
Current portion of contingent consideration	528	45
Legal liability	--	3,300
Other accrued expenses	8,005	4,004
Total current liabilities	25,245	23,661
Deferred income taxes	23,702	1,077
Long-term debt, net of debt issuance costs and current portion	--	20,613
Convertible senior notes, net of discounts and debt issuance costs	138,967	--
Other long-term liabilities	1,382	105
Total liabilities	189,296	45,456
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 4,370,468 and 3,890,138 shares, respectively	155,622	39,823
Retained earnings	74,313	73,303
Accumulated other comprehensive income (loss)	4,236	(1,815)
Total stockholders’ equity	234,171	111,311
Total liabilities and stockholders’ equity	$423,467	$156,767

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Revenues	$31,655	$26,682	$83,479	$76,689
Cost of revenues	16,978	11,048	37,187	31,387
Gross profit	14,677	15,634	46,292	45,302
Operating expenses:
Selling	4,067	2,054	8,549	5,748
General and administrative	11,605	7,731	26,806	22,824
Research and development	2,110	860	4,044	2,539
Impairment of goodwill and long-lived assets	276	3,669	298	3,669
Legal settlement	--	--	--	3,300
Total operating expenses	18,058	14,314	39,697	38,080
Operating (loss) income	(3,381)	1,320	6,595	7,222
Nonoperating expense (income):
Interest expense and amortization of debt discount	1,929	395	3,522	1,359
Other (income), net	(107)	(23)	(748)	(791)
(Loss) earnings before income taxes	(5,203)	948	3,821	6,654
Income tax (benefit) expense	(573)	90	792	572
Net (loss) income	$(4,630)	$858	$3,029	$6,082

Earnings (loss) per share:
Basic	$(1.06)	$0.22	$0.73	$1.58
Diluted	(1.06)	0.21	0.69	1.51

Weighted-average common shares outstanding:
Basic	4,367	3,855	4,142	3,840
Diluted	4,367	4,045	4,418	4,037

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Net (loss) income	$(4,630)	$858	$3,029	$6,082
Other comprehensive income, net of tax:
Foreign currency translation adjustments	6,741	(658)	6,051	(2,019)
Comprehensive income	$2,111	$200	$9,080	$4,063

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$3,029	$6,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,501	7,162
Stock-based compensation	5,310	2,424
Impairment loss on goodwill and long-lived assets	298	3,669
Gain on disposition of assets	--	(288)
Non-cash interest and debt amortization	2,002	--
Amortization of step-up in inventory basis	5,134	--
Change in inventory reserve	577	49
Adjustment to contingent consideration	(52)	(32)
Other	256	135
Cash provided by changes in operating assets and liabilities
Accounts receivable, net	11	893
Inventories, net	605	1,302
Prepaid expenses and other assets	(2,410)	(4,611)
Accounts payable	64	311
Accrued liabilities and taxes payable	(4,396)	3,375
Unearned revenues	227	(179)
Net cash provided by operating activities	18,156	20,292
Cash flows from investing activities:
Acquisitions	(184,102)	(4,840)
Purchases of property, plant and equipment	(935)	(1,207)
Proceeds from sale of assets	--	2,222
Net cash (used in) investing activities	(185,037)	(3,825)
Cash flows from financing activities:
Proceeds from the issuance of debt	--	2,000
Proceeds from the issuance of convertible senior notes, net	167,070	--
Proceeds from the issuance of common stock, net	84,995	--
Payments of debt	(23,000)	(19,125)
Dividends	(2,019)	(1,843)
Payments of Contingent Consideration	(11)	(677)
Proceeds from the exercise of stock options	3,848	3,588
Net cash provided by (used in) financing activities	230,883	(16,057)
Effect of exchange rate changes on cash and cash equivalents	(208)	(150)
Net increase in cash and cash equivalents	63,794	260
Cash and cash equivalents at beginning of period	10,185	5,469
Cash and cash equivalents at end of period	$73,979	$5,729

Supplemental non-cash activity:
Deferred tax liability related to the conversion option associated with the convertible senior notes	$8,448	--

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2019	3,890,138	$39,823	$73,303	$(1,815)	$111,311
Exercise of stock options and vesting of restricted stock units	31,441	2,709	--	--	2,709
Dividends paid, $0.16 per share	--	--	(624)	--	(624)
Stock-based compensation	--	868	--	--	868
Foreign currency translation	--	--	--	186	186
Net income	--	--	4,597	--	4,597
June 30, 2019	3,921,579	43,400	77,276	(1,629)	119,047
Exercise of stock options and vesting of restricted stock units	12,220	798	--	--	798
Proceeds from issuance of common stock, net of issuance costs of $5,568	431,250	84,995	--	--	84,995
Proceeds from conversion feature of convertible senior notes, due 2025, net of allocated costs and taxes of $9,427	--	21,646	--	--	21,646
Dividends paid, $0.16 per share	--	--	(697)	--	(697)
Stock-based compensation	--	1,182	--	--	1,182
Foreign currency translation	--	--	--	(876)	(876)
Net income	--	--	3,062	--	3,062
September 30, 2019	4,365,049	$152,021	$79,641	$(2,505)	$229,157
Exercise of stock options and vesting of restricted stock units	5,419	341	--	--	341
Dividends paid, $0.16 per share	--	--	(698)	--	(698)
Stock-based compensation	--	3,260	--	--	3,260
Foreign currency translation	--	--	--	6,741	6,741
Net (loss)	--	--	(4,630)	--	(4,630)
December 31, 2019	4,370,468	$155,622	$74,313	$4,236	$234,171

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2018	3,801,439	$30,516	$68,281	$564	$99,361
Exercise of stock options and vesting of restricted stock units	46,586	3,043	--	--	3,043
Dividends paid, $0.16 per share	--	--	(610)	--	(610)
Stock-based compensation	--	739	--	--	739
Foreign currency translation	--	--	--	(1,312)	(1,312)
Net income	--	--	4,230	--	4,230
June 30, 2018	3,848,025	34,298	71,901	(748)	105,451
Exercise of stock options and vesting of restricted stock units	4,722	133	--	--	133
Dividends paid, $0.16 per share	--	--	(616)	--	(616)
Stock-based compensation	--	990	--	--	990
Foreign currency translation	--	--	--	(49)	(49)
Net income	--	--	994	--	994
September 30, 2018	3,852,747	$35,421	$72,279	$(797)	$106,903
Exercise of stock options and vesting of restricted stock units	6,580	412	--	--	412
Dividends paid, $0.16 per share	--	--	(617)	--	(617)
Stock-based compensation	--	695	--	--	695
Foreign currency translation	--	--	--	(658)	(658)
Net income	--	--	858	--	858
December 31, 2018	3,859,327	$36,528	$72,520	$(1,455)	$107,593

*Accumulated Other Comprehensive (Loss).

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

In this quarterly report on Form 10-Q, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company” or “Mesa.”

We pursue a strategy of focusing primarily on quality control products and services which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of December 31, 2019 we are organized into five divisions, each of which represents a reportable segment. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. With the acquisition of Gyros Protein Technologies Holding AB ("GPT" and the "GPT Acquisition") during the third quarter of fiscal year ending March 31, 2020 (which we refer to as "fiscal year 2020"), which is discussed further in Note 11. "Significant Transactions," we added a new reportable segment: Biopharmaceutical Development. Our Biopharmaceutical Development Division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immonoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. We began the process of dissolving our Cold Chain Packaging Division early in the nine months ended December 31, 2019, making our final sales to customers and incurring our final expenses during the three months ended December 31, 2019.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2019.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments -Credit Losses (Topic 316): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in earlier recognition of allowances for losses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted. We are in the process of implementing changes to our accounting policies and processes for the new standard. We believe that the most notable impact of this ASU will relate to our processes for assessing the adequacy of our allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses.

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

On April 1, 2019, we adopted ASU 2016-02 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning April 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under topic 840, Leases.  The standard had a material impact on our Condensed Consolidated Balance Sheets, but did not have a significant impact on our Condensed Consolidated Statements of Operations or our Condensed Consolidated Statements of Cash Flows. The most significant impact was the recognition of the right-of-use ("ROU") assets and lease liabilities on our Condensed Consolidated Balance Sheets.

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

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our newly acquired division, Biopharmaceutical Development, designs, manufactures, markets, and sells instruments, such as protein synthesizers that are used to process immunoassay samples and related software designed to enhance productivity; consumable chemical solutions designed for use in testing; and on-demand and long-term service contracts to support customers use of the equipment. The division generates revenue from the same general categories as those we have identified for the rest of our business and recognizes revenue consistently with our policies. Our consumables, such as biological indicator test strips are typically used on a standalone basis; however, some, that are used in protein synthesis and calibration solutions, are also critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, protein synthesizers, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customer replacement of existing equipment. Hardware sales may be offered with perpetual or annual software licenses, which in some cases are required for the hardware to function. We evaluate our revenues internally by product line, timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract.

Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration. For both discrete and contracted revenue, evidence of an arrangement is typically in the form of a formal contract and/or purchase order. Prices are fixed at the time of the order and no price protections or variables are offered. Collectability is reasonably assured through our customer credit and review process, and payment is typically due within 60 days or less. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied. We expense commission costs as incurred.

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

The following tables present disaggregated revenues for the three and nine months ended December 31, 2019 and three and nine months ended December 31, 2018 respectively:

	Three Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$9,948	$781	1,941	$13	$229	$12,912
Hardware and Software	95	6,881	2,571	2,562	--	12,109
Services	360	2,352	656	849	--	4,217
Contracted Revenues
Services	1,216	--	469	732	--	2,417
Total Revenues	$11,619	$10,014	$5,637	$4,156	$229	$31,655

	Three Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$9,853	$834	--	$151	$1,868	$12,706
Hardware and Software	110	6,417	--	1,980	49	8,556
Services	372	2,090	--	534	135	3,131
Contracted Revenues
Services	1,210	--	--	1,079	--	2,289
Total Revenues	$11,545	$9,341	$--	$3,744	$2,052	$26,682

	Nine Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$30,487	$2,364	1,941	$34	$2,415	$37,241
Hardware and Software	429	19,282	2,571	6,374	--	28,656
Services	1,301	6,872	656	1,959	27	10,815
Contracted Revenues
Services	3,606	--	469	2,692	--	6,767
Total Revenues	$35,823	$28,518	$5,637	$11,059	$2,442	$83,479

	Nine Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Discrete Revenues
Consumables	$29,478	$2,272	--	$351	$5,139	$37,240
Hardware and Software	487	18,039	--	4,951	105	23,582
Services	884	6,465	--	1,507	277	9,133
Contracted Revenues
Services	3,626	--	--	3,108	--	6,734
Total Revenues	$34,475	$26,776	$--	$9,917	$5,521	$76,689

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
United States	$17,810	$17,003	$48,007	$49,167
Foreign	13,845	9,679	35,472	27,522
Total revenues	$31,655	$26,682	$83,479	$76,689

No foreign country exceeds 10% of total revenues.

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2019	$4,426
Prior year liabilities recognized in revenues during the nine months ended December 31, 2019	(4,432)
Contract liabilities added during the nine months ended December 31, 2019, net of revenues recognized	6,834
Contract liabilities balance as of December 31, 2019	$6,828

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and short and long-term debt. We measure our cash equivalents at fair value, and classify them within Level 1 of the fair value hierarchy and we value them using quoted market prices in an active market. As of December 31, 2019 and March 31, 2019, cash and cash equivalents on our Condensed Consolidated Balance Sheets included $57,108 and $0, respectively, in a money market account. Due to their short-term nature, the carrying values of trade accounts receivable and trade accounts payable approximate fair value.

Historically, we have had debt balances for our term loan and revolver; however, the balances associated with those instruments were paid off during the nine months ended December 31, 2019.  Debt balances as of March 31, 2019 had a variable interest rate, so the carrying amount approximated fair value because interest rates on these instruments approximated the interest rate of debt with similar terms available to us.

During the nine months ended December 31, 2019, we issued $172,500 aggregate principal amount of 1.375% convertible senior notes due August 15, 2025 (the "Notes"). We estimate the fair value of the Notes based on the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes were as follows:

	December 31, 2019		March 31, 2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value
Notes	$138,967	$188,241	$--	$--

The Notes are discussed in more detail in Note 6. "Indebtedness."

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, including those that were a part of the GPT Acquisition. These assets are measured at fair value if determined to be impaired. Preliminary fair values assigned to the assets and liabilities acquired in the GPT Acquisition were measured using Level 3 inputs, as discussed further in Note 11. "Significant Transactions." There were no transfers between the levels of the fair value hierarchy during the three and nine months ended December 31, 2019 and three and nine months ended December 31, 2018 respectively.

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

Note 4. Supplemental Balance Sheet Information

Inventories consist of the following:

	December 31, 2019	March 31, 2019
Raw materials	$8,144	$6,804
Work-in-process	306	428
Finished goods	13,915	2,524
Less: reserve	(3,561)	(2,984)
Inventories, net	$18,804	$6,772

As of December 31, 2019, finished goods inventory includes $7,871, which is the remaining balance of the adjustment to step up inventory acquired as part of the GPT Acquisition to fair value, see Note 11. "Significant Transactions."

Finite-lived intangible assets consist of the following:

	December 31, 2019			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$16,335	$(6,060)	$10,275	$7,690	$(5,301)	$2,389
Trade names	6,136	(2,836)	3,300	3,739	(2,542)	1,197
Customer relationships	110,873	(36,464)	74,409	61,198	(31,584)	29,614
Non-compete agreements	1,747	(1,654)	93	1,581	(1,562)	19
Total	$135,091	$(47,014)	$88,077	$74,208	$(40,989)	$33,219

The increase in intangible assets during the nine months ended December 31, 2019 is related to the acquisitions of IBP on April 1, 2019 and GPT on October 31, 2019. See Note 11. "Significant Transactions" for more information.

Amortization expense for finite-lived intangible assets was $2,565 and $2,190 for the three months ended December 31, 2019 and December 31, 2018, respectively. Amortization expense for finite-lived intangible assets was $5,895 and $5,418 for the nine months ended December 31, 2019 and December 31, 2018, respectively.

Other accrued expenses consist of the following:

	December 31, 2019	March 31, 2019
Taxes	$3,354	$2,356
Current lease liabilities	1,162	--
Interest payable	909	80
Professional services fees	857	334
Other	1,723	1,234
Total other accrued expenses	$8,005	$4,004

Note 5. Leases

Under the new lease standard, a contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We assess whether an arrangement is a lease, or contains a lease, upon inception of the contract. As of December 31, 2019, we have operating leases for buildings, warehouses, and office equipment.  Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments. Adjustments would also be made for accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets, none of which are present in any of our current lease contracts. To determine the present value of lease payments not yet paid, we estimate incremental secured borrowing rates corresponding to the maturities of the leases. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise we use our incremental borrowing rate based on the information available at lease commencement. Our short-term leases are not material.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term.  Many of our leases include one or more renewal or termination options at our discretion, which are included in the determination of the lease term if we are reasonably certain to exercise the option. We have also entered into lease agreements that have variable payments related to certain indexes. Variable lease payments are recognized in the period in which those payments are incurred. All nonlease components are readily identifiable in our lease contract. Our operating lease right of use ("ROU") assets and liabilities increased compared to September 30, 2019 because of the GPT Acquisition described in Note 11. "Significant Transactions." We measured the four property leases acquired as part of our acquisition of GPT by measuring the lease liability at the present value of the remaining lease payments as if the acquired lease were a new lease for Mesa.

The following table presents the lease balances within the Condensed Consolidated Balance Sheets related to our operating leases as of December 31, 2019:

Lease Assets and Liabilities	Balance Sheet Location	December 31, 2019
Operating lease ROU asset	Other assets	$2,513
Current operating lease liabilities	Other accrued expenses	1,162
Noncurrent operating lease liabilities	Other long-term liabilities	1,240

Lease term and discount rates were as follows as of December 31, 2019:

December 31, 2019
Weighted average remaining lease term in years	2.2
Weighted average discount rate	3.9%

The components of lease costs were as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Operating lease expense	$301	$659
Variable lease expense	10	59
Total lease expense	$311	$718

Supplemental cash flow information related to leases were as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Cash paid for amounts included in the measurements of lease liabilities	$313	$698
Operating lease assets obtained in exchange for operating lease obligations	1,443	1,516

Maturities of lease liabilities were as follows as of December 31, 2019:

Remainder of fiscal year 2020	$355
2021	1,119
2022	676
2023	340
Future value of lease liabilities	2,490
Less: imputed interest	88
Present value of lease liabilities	$2,402

As of December 31, 2019, we had no additional significant operating leases that had not yet commenced.

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

During the nine months ended December 31, 2019, we paid off the balance of our Term Loan and our Line of Credit and terminated our Credit Facility. We recorded the balance of our unamortized debt discount in the amount of $238 to interest expense in conjunction with the extinguishment of the term loan.

On August 12, 2019, we issued the Notes, which consist of an aggregate principal amount of $172,500 of convertible senior notes. The Notes mature on August 15, 2025, unless earlier repurchased or converted and bear interest at a rate of 1.375% payable semi annually in arrears on February 15 and August 15 of each year beginning on February 15, 2020. The Notes are initially convertible at a conversion rate of 3.5273 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price per share of  our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets; and (iv) at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.  Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. The circumstances required to allow the holders to convert their Notes were not met during the three months ended December 31, 2019.  As of December 31, 2019, the if-converted value of the Notes did not exceed the principal balance.

We accounted for the transaction by bifurcating the Notes into liability and equity components. The carrying amount of the liability component was $141,427 upon issuance and was calculated by using the income approach and measuring the fair value of a similar debt instrument that does not have an associated convertible feature.  The implied interest rate (a Level 3 unobservable input) assuming no conversion option was estimated using the Tsiveriotis-Frenandes model; all other assumptions used in measuring the fair value represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs.  The carrying amount of the equity component representing the conversion option was $31,073 and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the "Debt Discount") will be amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

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

The net carrying amount of the Notes were as follows:

	December 31, 2019	March 31, 2019
Principal outstanding	$172,500	$--
Unamortized debt discount	(29,348)	--
Unamortized debt issuance costs	(4,185)	--
Net carrying value	$138,967	$--

The net carrying amount of the equity component of the Notes were as follows:

	December 31, 2019	March 31, 2019
Amount allocated to conversion option	$31,073	$--
Less: allocated issuance costs and deferred taxes	(9,427)	--
Equity component, net	$21,646	$--

We recognized interest expense on the Notes as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Coupon interest expense at 1.375%	$593	$--	$909	$--
Amortization of debt discounts and issuance costs	1,295	--	2,002	--
Total	$1,888	$--	$2,911	$--

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

Stock-Based Compensation

Amounts recognized in the Condensed Consolidated Financial Statements related to stock-based compensation are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Stock-based compensation expense	$3,260	$695	$5,310	$2,424
Amount of income tax (benefit) recognized in earnings	(78)	(160)	(986)	(1,018)
Stock-based compensation expense, net of tax	$3,182	$535	$4,324	$1,406

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying Condensed Consolidated Statements of Operations.

The following is a summary of stock option and restricted stock unit ("RSU") award activity for the nine months ended December 31, 2019 (shares in thousands):

	Stock Options		Restricted Stock Units
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding at March 31, 2019	354	$94.04	31	$162.23
Awards granted	29	205.87	28	213.33
Awards forfeited or expired	(28)	99.69	(2)	160.55
Awards exercised or distributed	(42)	85.35	(5)	168.58
Outstanding as of December 31, 2019	313	$105.03	52	$189.17

Eight of the RSUs granted during the nine months ended December 31, 2019 were subject to performance and service conditions and are considered performance share units ("PSUs").

During the three months ended December 31, 2019, we awarded four PSUs to key employees of GPT that are subject to both service and performance conditions ("GPT PSUs"). The GPT PSUs had a grant date fair value of $240.35 per share and vest based on continued service, completion of certain compliance requirements related to the acquisition; and achievement of specific financial performance targets for the period from January 1, 2020 through March 31, 2021.  The quantity of shares that will be issued upon vesting will range from 0% to 150% of the targeted number of shares; if financial performance is less than 90% of targets, then no shares will vest.

During the three months ended December 31, 2019, we adjusted our estimate of performance share units expected to vest, based on actual results achieved including the impact of the GPT Acquisition. As a result, we recorded a cumulative effect catch up of $2,066 during the period ($1,561 net of tax as well as $0.38 and $0.35 per basic and diluted share for the nine months ended December 31, 2019, respectively), which is recorded in general and administrative costs on our condensed consolidated statement of operations. In the future, we expect non-cash stock based compensation expense to increase approximately $533 per quarter as a result of our new estimate of performance share units expected to vest.

During the three months ended June 30, 2019, we awarded 8 PSUs that are subject to both service and performance conditions to eligible employees. The PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from April 1, 2019 through March 31, 2022 and on continued service through June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

Note 8. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share (“diluted EPS”) is computed similarly to basic earnings (loss) per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include common shares related to stock options and RSUs (collectively “stock awards”). Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. There was no dilution in our diluted EPS calculation for the three months ended December 31, 2019 because we incurred a net loss and the effect would have been antidilutive.

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such shares underlying the Notes were excluded from the diluted EPS calculation for the three and nine month period ended December 31, 2019.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Net (loss) income available for shareholders	$(4,630)	$858	$3,029	$6,082
Weighted average outstanding shares of common stock	4,367	3,855	4,142	3,840
Dilutive effect of stock options	--	180	251	182
Dilutive effect of non-vested shares	--	10	25	15
Fully diluted shares	4,367	4,045	4,418	4,037

Basic	$(1.06)	$0.22	$0.73	$1.58
Diluted	$(1.06)	$0.21	$0.69	$1.51

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Assumed conversion of convertible debt	608	--	318	--
Stock awards that were anti-dilutive	343	1	22	23
Stock awards subject to performance conditions	21	10	15	9
Total stock awards excluded from diluted EPS	972	11	355	32

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

Our effective income tax rate was (11.0)% and 9.5% for the three months ended December 31, 2019 and December 31, 2018, respectively and 20.7% and 8.6% for the nine months ended December 31, 2019 and December 31, 2018, respectively. The effective tax rate for the three and nine months ended December 31, 2019 differed from the statutory federal rate of 21% primarily due to the benefit of share-based payment awards for employees, and research and development tax credits, partially offset by expenses for state income taxes, the limitations imposed by Section 162(m), and the foreign rate differential.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 10. Commitments and Contingencies

In February 2018, Dr. James L. Orrington II filed a putative civil class action in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we sent unsolicited advertisements to telephone facsimile machines. The complaint included counts alleging violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act, Conversion, Nuisance, and Trespass to Chattels.  The plaintiff sought monetary damages, injunctive relief, and attorneys’ fees. In January 2019, we received preliminary court approval of a class action settlement with Dr. James L. Orrington II and the class in the amount of $3,300, and we received final approval on May 28, 2019. We recorded the final settlement amount on our Condensed Consolidated Statements of Operations during the year ended March 31, 2019 and a corresponding liability was included as legal liability on our Condensed Consolidated Balance Sheets. The settlement was paid in full during the nine months ended December 31, 2019.

Note 11. Significant Transactions

GPT Acquisition

On October 31, 2019, we completed the acquisition of 100% of the outstanding shares of GPT, which will be accounted for as a new reportable segment - Biopharmaceutical Development. The acquisition of GPT expands our presence into a new market--immunoassays and peptide synthesis solutions--that accelerate the discovery, development, and manufacturing of biotherapeutic drugs. GPT systems include laboratory instruments, consumables, kits, and software that maximize laboratory productivity by miniaturizing and automating immunoassays at nanoliter scale. Protein detection is used most frequently by pharmaceutical and biotech companies who are developing protein-based drugs. This division also provides instruments, consumables, and software for the chemical synthesis of peptides from amino acids which are used in the discovery of new peptide-based drug therapies.  After adjustments, we paid cash consideration of $181,547 to the sellers in the transaction.  We used cash on hand to finance the acquisition, which we raised from an equity offering and a convertible debt issuance during the three months ended September 30, 2019. The results of GPT have been included from November 1, 2019. The acquisition was considered a stock purchase for tax purposes.

Preliminary Allocation of Purchase Price

We accounted for the GPT Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of GPT will be recorded as of the acquisition date, at their respective estimated fair values, and consolidated with those of Mesa. The estimated consideration and preliminary purchase price allocation has been prepared using a preliminary valuation. We obtained the information used to prepare the preliminary valuation during due diligence and from other sources. The final purchase price allocation will be completed within one year of the closing of the transaction, and may be refined in the coming months as we learn more about GPT and therefore we can more accurately allocate the purchase price. Only items identified as of the acquisition date are considered for subsequent adjustment. The preparation of the valuation required the use of Level 3 inputs, which are subject to significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates.  The following table summarizes the allocation of the preliminary purchase price as of October 31, 2019:

	Note	Fair Value at October 31, 2019
Cash and cash equivalents		$4,654
Accounts receivable, net	(a)	6,663
Inventories, net	(b)	17,414
Prepaid income taxes		477
Prepaid expenses and other		13,649
Property, plant and equipment, net		645
Other assets
Intangible assets:
Customer relationships	(c)	46,832
Trade name	(c)	2,321
Non-compete agreements	(c)	156
Acquired technology	(c)	7,720
Goodwill	(d)	119,130
Total Assets acquired		$219,661

Accounts payable		599
Accrued salaries and payroll taxes		10,735
Other short-term liabilities		157
Unearned revenues		2,089
Other accrued expenses		4,564
Deferred taxes		15,316
Total liabilities assumed		$33,460

Total closing amount, net of cash acquired		$181,547

(a)	Accounts receivable is composed of trade accounts receivable, net which is expected to be collected.
(b)

Finished goods inventory of GPT includes $12,958 of inventory-step up, which is required to report inventory at fair value at the time of acquisition. These costs will be amortized to cost of revenues over approximately six months following the acquisition date, which will result in a temporary reduction in gross profit for the business. During the period from November 1, 2019 until December 31, 2019, we recorded $5,134 of amortization of inventory step-up costs in cost of revenues on the Condensed Consolidated Statement of Operations.

(c)

Customer relationships, trade names, and acquired technology are currently expected to be amortized on a straight line basis over a 10 year period; non-compete agreements are currently expected to be amortized over a five year period. Amortization expense for customer relationships, trade names and non-compete agreements will be amortized to general and administrative expenses; amortization expense for acquired technology will be recorded to cost of revenues. During the period from November 1, 2019 until December 31, 2019, $794 of amortization expense was recorded to general and administrative costs and $124 of amortization expense was recorded to cost of goods sold and allocated to the Biopharmaceutical Development Division.  The estimated fair value of identifiable intangible assets is determined primarily using the income approach, which requires a forecast of all the expected future cash flows associated with the identified intangible assets. Once our final valuation is complete, the amount of amortization expense will be trued up and amortization will be based on our final allocation.

(d)

Acquired goodwill of $119,130, all of which is allocated to the Biopharmaceutical Development reportable segment,  represents the value expected to arise from organic revenues growth projections that are expected to exceed that of our legacy divisions, and the opportunity to expand into a new market with well-established market share. The goodwill acquired is not deductible for income tax purposes.

This preliminary purchase price allocation is subject to adjustment as purchase accounting is finalized. The final purchase price allocation will be determined when we have completed the detailed valuations and necessary calculations. The final allocation could differ materially from the preliminary allocation used in the pro forma adjustments. The final allocation may include, but not be limited to: (1) changes in allocations to intangible assets such as trade names, technology and customer relationships as well as goodwill (2) changes to inventory and (3) other changes to assets and liabilities.

Acquisition related costs of $1,200 for the nine months ended December 31, 2019 are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred and are reflected on the Condensed Consolidated Statement of Operations in general and administrative expenses.

Unaudited Pro Forma Information

GPT's operations contributed $5,637 to revenues and ($4,997) of net loss to our consolidated results during the three months ended December 31, 2019. We included the operating results of GPT in our Condensed Consolidated Statements of Operations beginning on November 1, 2019, subsequent to the acquisition date. The following pro forma financial information presents the combined results of operations of Mesa and GPT as if the acquisition had occurred on April 1, 2018 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected only include those adjustments that are directly attributable to the GPT Acquisition, factually supportable and have a recurring impact; they do not reflect any adjustments for anticipated expense savings resulting from the acquisition and are not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on April 1, 2018 or of future results.

	Nine Months Ended December 31,
	2019	2018
Pro forma total revenues (1)	$102,184	$101,425
Pro forma net income (2)	15,205	11,530

(1) Net revenues were adjusted to include net revenues of GPT.

(2) Pro forma adjustments to net earnings attributable to Mesa include the following:

●	Excludes acquisition-related transaction costs incurred in the nine months ended December 31, 2019.
●	Excludes interest expense attributable to GPT's external debt that was paid off as part of the acquisition.
●

Additional amortization expense of $4,289 for the nine months ended December 31, 2018 and $3,336 for the nine months ended December 31, 2019 based on the increased fair value of amortizable intangible assets acquired.

●

Additional charge to cost of revenues of $12,958 was included in the nine months ended December 31, 2018 based on the step up value of inventory. $5,134 was excluded from the nine months ended December 31, 2019 based on the step up value of inventory which would have been included and fully amortized within the first nine months of the acquisition.

●	Additional stock based compensation expense representing expense for performance share units awarded to certain key GPT employees.
●	Income tax effect of the adjustments made at a blended federal and state statutory rate (approximately 25%).

Prior to the GPT Acquisition, GPT did not generate monthly or quarterly financial statements in accordance with U.S. GAAP, as such, it is impracticable for us to present pro forma financial results for the three months ended December 31, 2019.

IBP Acquisition

In April 2019, we completed a business combination (the “IBP Acquisition”) whereby we acquired the common stock of IBP Medical GmbH, a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.  During the nine months ended December 31, 2019, we allocated the purchase price according to the fair value of assets acquired and liabilities assumed using information obtained during due diligence and through the use of financial and other information available to us. Fair value of the assets and liabilities acquired was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flow method.

Dissolution of Packaging Division

During the year ended March 31, 2019, we made the decision to exit the packaging business (the Cold Chain Packaging Reportable Segment) by or before March 31, 2020 because it has historically been our least profitable segment and was no longer aligned with our long-term strategic goals.  During the nine months ended December 31, 2019, we stopped providing consulting services, and we stopped seeking or accepting new customers. We reduced the division's costs by relocating most of the administrative functions to our headquarters in Lakewood, Colorado, and eliminating the division's sales force. Throughout the nine months ended December 31, 2019, we assisted our customers in transitioning their business to other packaging vendors and we stopped purchasing new inventory.  During the three months ended December 31, 2019, we completed the process of liquidating our remaining inventory and exiting the business.  As a result of completing our final sales in the division, we wrote off the remaining value of intangibles and goodwill, resulting in a charge to impairment of goodwill and long-lived assets of $276. As of December 31, 2019, we have $132 of accounts receivable, net of allowances that we expect to substantially collect during the three months ending March 31, 2020. Disposal of the Packaging Division reportable segment represents a strategic shift in our business; however, since the division represents our smallest reportable segment with no major effect on our operations or financial results, we have not accounted for the exit as a discontinued operation.

Note 12. Segment Information

As of December 31, 2019, we had five reportable segments, including the new Biopharmaceutical Development reportable segment that we added as a result of the GPT Acquisition discussed in Note 11. "Significant Transactions": Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, Cold Chain Monitoring, and Cold Chain Packaging. Although we have completed the exit of the Packaging Division, since the exit does not qualify for discontinued operations, we will continue to disclose segment results for comparability purposes. The following tables set forth our segment information:

	Three Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$11,619	$10,014	$5,637	$4,156	$229	$31,655
Gross profit (loss)	$8,098	$6,520	$(1,294)	$1,371	$(18)	$14,677
Reconciling items (2)						(19,880)
Loss before income taxes						$(5,203)

	Three Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$11,545	$9,341	$--	$3,744	$2,052	$26,682
Gross profit	$7,876	$5,922	$--	$1,575	$261	$15,634
Reconciling items (2)						(14,686)
Earnings before income taxes						$948

	Nine Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$35,823	$28,518	$5,637	$11,059	$2,442	$83,479
Gross profit (loss)	$25,323	$18,128	$(1,294)	$3,741	$394	$46,292
Reconciling items (2)						(42,471)
Earnings before income taxes						$3,821

	Nine Months Ended December 31, 2018
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Cold Chain Monitoring	Cold Chain Packaging	Total
Revenues (1)	$34,475	$26,776	$--	$9,917	$5,521	$76,689
Gross profit	$23,660	$16,909	$--	$4,203	$530	$45,302
Reconciling items (2)						(38,648)
Earnings before income taxes						$6,654

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)

Reconciling items include selling, general and administrative, research and development, legal settlement, impairment of goodwill and long lived assets, interest expense and amortization of debt discount, and other (income) expenses.

The following table sets forth assets by reportable segment:

	December 31, 2019	March 31, 2019
Sterilization and Disinfection Control	$76,493	$74,230
Instruments	32,286	30,911
Biopharmaceutical Development	196,366	--
Cold Chain Monitoring	31,022	32,179
Cold Chain Packaging (a)	132	1,590
Corporate and administrative	87,168	17,857
Total	$423,467	$156,767

(a)	Represents net receivables from Cold Chain Packaging customers. The majority of Cold Chain Packaging's receivables are expected to be collected during the three months ending March 31, 2020.

Note 13. Subsequent Event

In January 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 16, 2020, to shareholders of record at the close of business on February 28, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the market acceptance of our products; reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; inability to consummate acquisitions at our historical rate and at appropriate prices; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from the U.S. government, including changes in U.S. trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services based on technological innovation; and laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information.  Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2019 and our subsequent Quarterly Reports on Form 10-Qs, as amended, and this Quarterly Report on Form 10-Q.

Overview

We pursue a strategy of focusing primarily on quality control products and services, which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of December 31, 2019, we are organized into five divisions, each of which represents a reportable segment. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. With the acquisition of Gyros Protein Technologies Holding AB ("GPT" and the "GPT Acquisition") during the third quarter of fiscal year 2020, which is discussed further in  Item 1. Note 11. "Significant Transactions", we added a new reportable segment: Biopharmaceutical Development Division. Our Biopharmaceutical Development Division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immonoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Cold Chain Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. We began the process of dissolving our Cold Chain Packaging Division early in the nine months ended December 31, 2019, making our final sales to customers and incurring our final expenses during the three months ended December 31, 2019.

Over the past decade, we have consummated a number of transactions accounted for as business combinations as part of our growth strategy. The acquisitions of these businesses, which are in addition to organic revenues growth, have allowed us to expand our product offering, globalize our company, and increase the scale at which we operate, which in turn affords us the ability to improve our operating leverage, extend our customer base, and further the pursuit of our purpose to Protect the Vulnerable TM. During the three months ended December 31, 2019, we completed the largest acquisition in our company's history, whereby we acquired 100% of the outstanding shares in Gyros Protein Technologies Holding AB for a final adjusted cash purchase price of $181,547 net of cash acquired, which we funded using cash and cash equivalents. Biopharmaceutical Development has been fully consolidated into our financial statements beginning on November 1, 2019, the first full day following the acquisition.

In April 2019, we completed a business combination (the “IBP Acquisition”) whereby we acquired the common stock of IBP Medical GmbH ("IBP"), a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine. IBP is part of the Instruments Division.

Our revenues come from product sales, which include hardware, software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts.  Product sales (hardware, software, and consumables) are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions. Sterilization and disinfection control products and almost half of the Biopharmaceutical Development Division's product sales are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Instrument products, cold chain monitoring products and systems and about half of the biopharmaceutical development products have a longer life, and their purchase by our customers is somewhat discretionary, so sales are more sensitive to general economic conditions. Cold chain monitoring, biopharmaceutical development, and instruments products may be sold in conjunction with a perpetual or subscription-based software license, which may be required for the related hardware to function. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products, biopharmaceutical development instruments, and cold chain monitoring systems. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

Gross profit is affected by our product mix, manufacturing efficiencies, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross margin percentages for some products have improved. There are, however, differences in gross margin percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross margin. During the three and nine months ended December 31, 2019, our margins were affected by $5,134 of inventory step-up amortization related to writing up the value of finished goods inventory acquired as part of the GPT Acquisition. See gross profit (loss) explanation below for more information.

General Trends

Our strategic financial objectives include growth both organically and through further acquisitions. During the nine months ended December 31, 2019, we worked to maximize the efficiency of our operations to prepare for future growth, including hiring key personnel to our operations and sales and marketing teams, and leveraging The Mesa Way, our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche businesses. Additionally, we completed two acquisitions, including the largest in our company's history. Finally, during the three months ended December 31, 2019, we exited the cold chain packaging business which was our least profitable segment and was no longer aligned with our long-term strategic goals.

The worldwide market for sterilization and disinfection control products is growing as more countries focus on verifying the effectiveness of sterilization and disinfection processes. Demand for our instruments products and cold chain monitoring systems remains strong and we strive to continue to grow revenues going forward. Demand for the Biopharmaceutical Development Division's products has been increasing in recent years, and we expect to continue to grow revenues organically, and improve gross margins as we integrate the division into our business. Sales of our hardware products are more sensitive to general economic conditions than sales of our consumables and subscription-based software. As a result, uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services as our customers reduce or delay capital equipment and other types of purchases.

We are working on several research and development projects that, if completed, may result in enhanced or new products for both existing customers and new markets. We are hopeful that we will have enhanced or new products and services available for sale in the coming fiscal year.

As discussed in Note 6. Indebtedness within Item 1. "Financial Statements," we completed a convertible debt offering and an equity offering of our common stock, which provided $252,065, net of discounts and debt issuance costs. We used a significant portion of the money raised to fund the GPT Acquisition, and we intend to use the remaining funds in the future to continue our acquisition strategy and for general corporate purposes.

Overall revenues increased 9% for the nine months ended December 31, 2019 relative to the same period in 2018. Organic revenues growth by reportable segment was as follows:

	Three Months Ended December 31, 2019	Nine Months Ended December 31, 2019
Sterilization and Disinfection Control	1%	4%
Instruments	2%	1%
Biopharmaceutical Development	N/A	N/A
Cold Chain Monitoring	6%	3%
Cold Chain Packaging	(89%)	(56%)
Total Company	(5%)	(2%)
Total Company excluding Cold Chain Packaging	2%	3%

Results of Operations

(Dollars in thousands)

The following table sets forth, for the periods indicated, Condensed Consolidated Statements of Operations data. The table and the discussion below should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and the notes thereto appearing elsewhere in this report:

	Three Months Ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$31,655	$26,682	$4,973	19%
Cost of revenues	16,978	11,048	5,930	54%
Gross profit	$14,677	$15,634	$(957)	(6%)
Gross profit margin	46%	59%	(13%)

Operating expenses:
Selling	$4,067	$2,054	$2,013	98%
General and administrative	11,605	7,731	3,874	50%
Research and development	2,110	860	1,250	145%
Impairment of goodwill and long lived assets	276	3,669	(3,393)	(92%)
Total operating expenses	$18,058	$14,314	$3,744	26%

Operating (loss) income	$(3,381)	$1,320	$(4,701)	(356%)
Net (loss) income	(4,630)	858	(5,488)	(640%)
Net (loss) income margin	(15%)	3%	(18%)

	Nine Months Ended December 31,			Percent
	2019	2018	Change	Change
Revenues	$83,479	$76,689	$6,790	9%
Cost of revenues	37,187	31,387	5,800	18%
Gross profit	$46,292	$45,302	$990	2%
Gross profit margin	55%	59%	(4%)

Operating expenses:
Selling	$8,549	$5,748	$2,801	49%
General and administrative	26,806	22,824	3,982	17%
Research and development	4,044	2,539	1,505	59%
Impairment of goodwill and long lived assets	298	3,669	(3,371)	(92%)
Legal settlement	--	3,300	(3,300)	(100%)
Total operating expenses	$39,697	$38,080	$1,617	4%

Operating income	$6,595	$7,222	$(627)	(9%)
Net income	3,029	6,082	(3,053)	(50%)
Net income margin	4%	8%	(4%)

Revenues

The following tables summarize our revenues by source:

	Three Months Ended December 31,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$11,619	$11,545	$74	1%
Instruments	10,014	9,341	673	7%
Biopharmaceutical Development	5,637	--	5,637	N/A
Cold Chain Monitoring	4,156	3,744	412	11%
Cold Chain Packaging	229	2,052	(1,823)	(89%)
Total	$31,655	$26,682	$4,973	19%

	Nine Months Ended December 31,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$35,823	$34,475	$1,348	4%
Instruments	28,518	26,776	1,742	7%
Biopharmaceutical Development	5,637	--	5,637	N/A
Cold Chain Monitoring	11,059	9,917	1,142	12%
Cold Chain Packaging	2,442	5,521	(3,079)	(56%)
Total	$83,479	$76,689	$6,790	9%

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

Sterilization and Disinfection Control revenues increased 1% and 4% for the three and nine months ended December 31, 2019, respectively, as a result of organic revenues growth, which was achieved primarily through volume increases with existing customers and modest price increases. During the three months ended December 31, 2019, organic revenues were lower than expected a result of an increased backlog, which was due primarily to changing vendors for certain raw materials and the completion of product level re-validation. All re-validation efforts were completed during the three months ended December 31, 2019 and as a result, we expect to decrease the backlog during the three months ending March 31, 2020.

Instruments revenues increased 7% for both the three and nine months ended December 31, 2019, respectively, primarily due to the acquisition of IBP in April 2019.

Revenues in the Biopharmaceutical Development division represent revenues from November 1, 2019 until December 31, 2019.

Cold Chain Monitoring revenues increased 11% and 12% for the three and nine months ended December 31, 2019, respectively, as a result of the acquisition of Point Six Wireless, LLC ("Point Six") in the prior year and organic revenues growth, which was achieved primarily through volume increases with existing and new customers.  Revenues in this division have historically fluctuated quarter over quarter due to the timing of performance obligations and the nature and timing of orders and installations within any given quarter.

Cold Chain Packaging revenues decreased 89% and 56% for the three and nine months ended December 31, 2019, respectively, as a result of our decision to exit the business and cease accepting new customers, completing our sales contract with our largest customer, and assisting our current customers in transitioning their business to other vendors. During the three months ending March 31, 2020 and thereafter, we will no longer generate revenues from this division.

Gross Profit (Loss)

The following summarizes our gross profit (loss) by segment:

	Three Months Ended December 31,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$8,098	$7,876	$222	3%
Gross profit margin	70%	68%	2%

Instruments	6,520	5,922	598	10%
Gross profit margin	65%	63%	2%

Biopharmaceutical Development	(1,294)	--	(1,294)	N/A
Gross (loss) margin	(23%)	--%	N/A

Cold Chain Monitoring	1,371	1,575	(204)	(13%)
Gross profit margin	33%	42%	(9%)

Cold Chain Packaging	(18)	261	(279)	(107%)
Gross (loss) profit margin	(8%)	13%	(21%)

Total gross profit	$14,677	$15,634	$(957)	(6%)
Gross profit margin	46%	59%	(13%)

	Nine Months Ended December 31,			Percent
	2019	2018	Change	Change
Sterilization and Disinfection Control	$25,323	$23,660	$1,663	7%
Gross profit margin	71%	69%	2%

Instruments	18,128	16,909	1,219	7%
Gross profit margin	64%	63%	1%

Biopharmaceutical Development	(1,294)	--	(1,294)	N/A
Gross (loss) margin	(23%)	--%	N/A

Cold Chain Monitoring	3,741	4,203	(462)	(11%)
Gross profit margin	34%	42%	(8%)

Cold Chain Packaging	394	530	(136)	(26%)
Gross profit margin	16%	10%	6%

Total gross profit	$46,292	$45,302	$990	2%
Gross profit margin	55%	59%	(4%)

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

Sterilization and Disinfection Control gross profit margin percentage increased 2 percentage points for both the three and nine months ended December 31, 2019, primarily as a result of efficiencies gained both operationally and from higher sales volumes.

Instruments gross profit margin percentage increased 2 and 1 percentage points during the three and nine months ended December 31, 2019, respectively, primarily due to efficiencies gained operationally, from higher sales volumes, and from product and service mix.

Biopharmaceutical Development gross loss margin was ($1,294) for the period from November 1, 2019 until December 31, 2019. The gross margin includes $5,134 of amortization on an inventory step-up recorded in purchase accounting related to the GPT Acquisition. Excluding the step-up amortization, gross margin for the period ended December 31, 2019 would have been $3,840, and gross profit margin would have been 68%.

Cold Chain Monitoring gross profit margin percentage decreased 9 and 8 percentage points for the three and nine months ended December 31, 2019, respectively, primarily due to lower than planned service revenues volumes, higher than expected hardware prices from certain vendors, and timing associated with the completion of certain projects.  As we finalize a more cohesive roadmap for consolidation of our various product offerings, we expect gross margin percentages to gradually improve to 40%-45%.

Cold Chain Packaging gross loss margin percentage decreased 21 percentage points for the three months ended December 31, 2019, as a result of ceasing nearly all sales early in the three months ended December 31, 2019, while maintaining certain overhead costs necessary to wind down the business until December 31, 2019. Cold Chain Packaging gross profit margin increased 6 percentage points during the nine months ended December 31, 2019, primarily as a result of implementing price increases as part of our plan to exit the business. Also contributing to the increase were lower operating and personnel expenses and the completion of our sales contract with the division's largest customer which historically was one of our lower margin customers as a percentage of revenues.

Operating Expenses

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

Operating expenses for the three and nine months ended December 31, 2019 increased 26% and 4%, respectively as compared to the prior year. Selling, general and administrative and research and development costs increased overall as a result of the GPT Acquisition which was completed on October 31, 2019. As a result, GPT expenses for the period from November 1, 2019 until December 31, 2019 are included in operating expenses for the three and nine months ended December 31, 2019, but are not included for the three and nine months ended December 31, 2018.

Selling

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels. Selling expense for the three and nine months ended December 31, 2019 increased 98% and 49%, respectively, primarily as a result of $1,975 of selling costs incurred by GPT, and to a lesser extent because we back-filled open sales and marketing positions and incurred higher professional services costs associated with investments in our technological infrastructure in an effort to modernize our marketing program. As a percentage of revenues, selling expense was 13% and 10% for the three and nine months ended December 31, 2019, respectively, as compared to 8% and 7% for the three and nine months ended December 31, 2018, respectively. We plan to continue making modest, strategic investments in sales and marketing resources in order to further increase organic revenues growth. Including GPT, we expect selling expenses will be approximately 12-15% of revenues going forward.

General and Administrative

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

Labor costs, including non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense. General and administrative expenses for the three and nine months ended December 31, 2019 increased 50% and 17%, respectively.  During the three months ended December 31, 2019, we increased our estimate of the number of performance share units expected to vest, resulting in a cumulative effect catch up of $2,066.  Without the impact of the expense catch up, general and administrative costs would have increased 23% and 8% for the three and nine months ended December 31, 2019, respectively, which is primarily attributable to $1,200 of acquisition-related costs for the GPT Acquisition, as well as general and administrative costs of $544 incurred by GPT, partially offset by lower bonus accruals and decreased amortization expense of intangible assets as we wound down our Cold Chain Packaging Division.

Research and Development

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants. Research and development expenses for the three and nine months ended December 31, 2019 increased 145% and 59%, respectively, primarily as a result of $1,141 of expenses attributable to GPT, and to a lesser extent, to increases in non-GPT salary expense as we staff our engineering department to support our continued incremental investments in enhancing existing products as well as the development of new products and features.

Impairment of Goodwill and Long-Lived Assets

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

During the three and nine months ended December 31, 2019, we recorded impairment expense of $276 to write off the remaining balance of goodwill and intangible assets associated with our Cold Chain Packaging Division. During the three and nine months ended December 31, 2018, we recorded impairment expense of $3,669 related to goodwill and long-lived assets associated with our Cold Chain Packaging Division.

Legal Settlement

Three and Nine Months Ended December 31, 2019 versus December 31, 2018

During the three months ended September 30, 2018 we recorded a $3,300 estimated legal settlement expense; see Note 10. "Commitments and Contingencies" within Item 1. Financial Statements.

Nonoperating Expense (Income)

Nonoperating expense (income) for the three and nine months ended December 31, 2019 is composed primarily of interest expense associated with our 1.375% convertible senior notes issued in August 2019 (the "Notes") and credit facility, gains and losses on sales of property, plant and equipment, and gains and losses on foreign currency transactions. Interest expense for the three and nine months ended December 31, 2019 increased by $1,534 and $2,163, respectively, compared to the three and nine months ended December 31, 2018 due to interest expense related to the Notes, partially offset by lower interest expense as a result of paying off our credit facility. Interest income increased by $551 and $357 for the three and nine months ended December 31, 2019, respectively, due to interest earned on our investments in money market securities.

Net Income

Our income tax rate varies based upon many factors, but in general, we anticipate that on a go-forward basis our effective tax rate as adjusted for the GPT Acquisition will be approximately 25%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 9. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program. Net income for the nine months ended December 31, 2019 varied with the changes in revenues, gross profit, and operating expenses (which includes $5,310, $5,896, $5,134 and $2,002 of non-cash: stock-based compensation, amortization of intangible assets, amortization of inventory step-up, and interest expense and discount amortization, respectively).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. We believe that cash and cash equivalents on hand and cash generated from these sources will be sufficient to meet our short-term and long-term needs. Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $95,458 and $9,962 at December 31, 2019, and March 31, 2019, respectively. As of December 31, 2019, we had $73,979 of cash and cash equivalents, which were held primarily in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

During the nine months ended December 31, 2019, we paid $181,547 adjusted cash purchase price to obtain 100% of the outstanding shares of GPT.

We paid off the interest bearing debt issued under our Term Loan and Line of Credit during the three months ended September 30, 2019 and terminated the Credit Facility during the three months ended December 31, 2019 due to the issuance of the Notes.

As of December 31, 2019, $172,500 in aggregate principal amount Notes was outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with a payment on February 15, 2020. These Notes can be converted prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion notices are received from holders of the Notes.   We were in compliance with all debt agreements at December 31, 2019 and for all prior years presented and have met all debt payment obligations. Refer to Note 6. "Indebtedness" within Item 1. Financial Statements for more details on these transactions.

During the nine months ending December 31, 2019, we paid $3,300 to fulfill our liability under a class action lawsuit that was settled during our fiscal year ending March 31, 2020; see Note 10. “Commitments and Contingencies” within Item 1. Financial Statements.

Given our cash flow projections and cash on hand, our liquidity is strong and is expected to meet our ongoing cash and debt service requirements for our general business needs.

We routinely evaluate opportunities for strategic acquisitions. Even after the GPT Acquisition, we currently have significant cash and cash equivalents on hand, but future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe that we have the option to issue more equity or debt in the future in order to finance our acquisition and investment activities.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share each quarter of the nine months ended December 31, 2019 as well as each quarter for the fiscal year 2019, which ended March 31, 2019.

In January 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 16, 2020, to shareholders of record at the close of business on February 28, 2020.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2019	2018
Net cash provided by operating activities	$18,156	$20,292
Net cash (used in) investing activities	(185,037)	(3,825)
Net cash provided by (used in) financing activities	230,883	(16,057)

Cash flows from operating activities for the nine months ended December 31, 2019 provided $18,156 reflecting net income of $3,029, and $21,026 of non-cash charges related to depreciation, amortization, non-cash interest expense, deferred taxes, and stock-based compensation charges. This was offset by unfavorable changes in various other operating assets and liabilities.  Cash used in investing increased as a result of the acquisition of GPT and IBP in the current year and increased as a result of the sale of our old facility in Bozeman during the prior year. Cash provided by financing increased due to proceeds raised through our convertible debt offering and equity offering, which were both completed in August 2019, partially offset by increased payments of debt.

Seasonality

Our Biopharmaceutical Development Division is subject to modest seasonal fluctuations that align with the budget cycles of our customers. Sales of capital equipment and consumables are typically lowest in the first calendar quarter of the year, and highest in the fourth calendar quarter of the year.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2019, see our Form 10-K for the fiscal year ended March 31, 2019, filed with the Securities and Exchange Commission on June 3, 2019, as subsequently amended. During the current quarter, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At December 31, 2019, we had contractual obligations for open purchase orders of approximately $3,794 for routine purchases of supplies and inventory, which are payable in less than one year.

Off-Balance Sheet Arrangements

As of December 31, 2019, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2019, as amended, in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. These exposures have increased as a result of the GPT Acquisition, which conducts a substantial portion of its business in Swedish Krona. A hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $2,400 after tax reduction in net earnings over a one-year period. Actual changes in market prices or rates may differ from hypothetical changes.

Beginning during the nine months ended December 31, 2019, we held investments in money market funds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, credit quality of the issuer, or other factors.

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

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

The GPT Acquisition was completed on October 31, 2019. The financial results of GPT are included in our unaudited consolidated financial statements as of December 31, 2019 and for the quarter then ended. The GPT business represented approximately $5,637 of revenues and ($4,997) of net loss, respectively, for the three months ended December 31, 2019. As this acquisition occurred in the third quarter of fiscal year 2020, the scope of our assessment of our internal control over financial reporting does not include GPT. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. “Financial Statements.” for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our Annual Report on Form 10-K, as amended, for the year ended March 31, 2019, under the heading “Part I – Item 1A. Risk Factors.”  Except as set forth below, there have been no material changes in our risk factors since our annual report on Form 10-K for the year ended March 31, 2019.

The GPT Acquisition presents business, financial, and reputational risks.

On October 31, 2019, the Company completed the GPT Acquisition. The GPT Acquisition is our largest acquisition to date based on purchase price, expands our business into a new business line, and involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges.  The GPT Acquisition entails important risks, including the following: the risk that the GPT business could under-perform relative to our expectations and the price that we pay or not perform in accordance with our anticipated timetable, or we could fail to operate such business profitably; the risk that we are unable to successfully integrate GPT operations and employees and realize its benefits, including the potential impact of the consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; changes in general economic, business and political conditions which affect the GPT business, including changes in the financial markets; and significant competition in the marketplace.  For a further discussion of risks with respect to acquisitions, see Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K, filed with the SEC on June 3, 2019 and as subsequently amended.

Because a significant portion of GPT’s total assets are represented by goodwill and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect the combined company’s financial condition and results of operations.

We accounted for the GPT Acquisition consummated on October 31, 2019 as a purchase of a business under U.S. GAAP, using the acquisition method of accounting. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the consideration transferred compared to the value of other identifiable net assets. The purchase price allocation resulted in a preliminary goodwill value of $119,130 and a preliminary value of $57,029 related to other intangible assets. Refer to Note 11. "Significant Transactions" within Item 1 “Financial Statements” of this Quarterly Report on Form 10-Q for additional information regarding the preliminary purchase price allocation. When the combined company performs impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

Changes to policy regarding the treatment of kidney disease may adversely decrease demand for our dialysis products and negatively impact our financial statements.

During the nine months ended December 31, 2019, an executive order was signed by the President of the United States that is intended to change the way that kidney care is delivered to patients and reimbursed through government-sponsored medical programs. The executive order has three key objectives: to increase the supply of kidneys available for transplants, to improve prevention and treatment of chronic kidney disease, and to encourage most dialysis patients to receive treatments through in-home care, rather than in a dialysis clinic. The extent of the impact of the executive order, as well as the timing of the impact on procedures and the market in general is currently unknown. Currently, our Dialyguard product line accounts for approximately one-third of the revenues and gross margin associated with our Instruments Division. The majority of the revenues in our Dialyguard business are associated with products that are used in dialysis clinics, while a smaller portion of our sales relate to in home care. If the executive order is successful at limiting the use of dialysis clinics, our financial statements, and the revenues and profits of the Instruments Division may be negatively impacted.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise capital to repay the notes at maturity or repurchase the notes in the event of a fundamental change.

We incurred significant indebtedness in the amount of $172,500 in the form of the Notes which mature on August 15, 2025 unless earlier converted.

We currently expect to settle future conversions solely in shares of our common stock, which has the effect of including the shares of common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time in the event conversion notices are received from holders of the Notes. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. If the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101+

The following financial information from the quarterly report on Form 10-Q of Mesa Laboratories, Inc. for the three and nine months ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Statements of Operations, (ii) Condensed Consolidated Balance Sheets, (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income, (iv) Condensed Consolidated Statements of Cash Flows, (iv) Condensed Consolidated Statements of Stockholders’ Equity, and (vi) Notes to the Condensed Consolidated Financial Statements.

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 10, 2020	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 10, 2020	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer