Form 10-K
period 2020-03-31
MESA LABORATORIES INC /CO
filed 2020-06-01
CIK 724004

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was $973.4 million based upon the closing market price and common shares outstanding as of September 30, 2019.

The number of outstanding shares of the Registrant's common stock as of May 26, 2020 was 4,394,116.

This document (excluding exhibits) contains 62 pages.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the registrant's definitive Proxy Statement for its 2020 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after the close of the registrant's fiscal year.

Forward-Looking Statements

This report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that are intended to come within the safe harbor protection provided by those sections. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from our historical experience and present expectations or projections. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements, including statements relating to: projections of revenues, growth, operating results, profit margins, expenses, earnings, margins, tax rates, tax provisions, cash flows, liquidity, demand, competition, the effects of additional actions taken to become more efficient or lower costs; restructuring activities; acquisitions or divestitures and the integration of acquired businesses; changes in legal and regulatory matters; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities; the duration and impact of the COVID-19 pandemic and the myriad of its effects on our business including related decreases in customer demand and spending; ability of the Company to achieve its financial and strategic objectives and continue to increase its revenues; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that Mesa Labs intends or believes will or may occur in the future. Without limiting the foregoing, the words “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” and similar expressions identify forward-looking statements.  However, the absence of these words or similar expressions does not mean that a statement is not forward-looking.   These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to risks and uncertainties relating to our operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. Such risks and uncertainties include those listed in Item 1A. “Risk Factors,” and elsewhere in this report.

When considering forward-looking statements in this report or that we make in other reports or statements, you should keep in mind the cautionary statements in this report and future reports we file with the SEC. New risks and uncertainties arise from time to time, and we cannot predict when they may arise or how they may affect us. We specifically disclaim any obligation to update any forward-looking statements after the date of this report as a result of new information, future events or other developments, except as required by applicable laws and regulations.

Part I

Item 1. Business

In this annual report on Form 10-K, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company” or “Mesa Labs.” Mesa Labs was organized in 1982 as a Colorado corporation.

General

Mesa Labs is a multinational manufacturer, developer, and marketer of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in the U.S., Canada, Europe, Japan, and by distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of March 31, 2020, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. With the acquisition of Gyros Protein Technologies Holding AB ("GPT" and the "GPT Acquisition") during the third quarter of our fiscal year ending March 31, 2020 (which we refer to as "fiscal year 2020"), which is discussed further in Note 4. "Significant Transactions" within Item 8. Financial Statements and Supplemental Data, we added a new reportable segment: Biopharmaceutical Development. Our Biopharmaceutical Development Division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Continuous Monitoring Division (formerly Cold Chain Monitoring) designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.  Non-reportable operating segments (including our Cold Chain Packaging Division which ceased operations during the year) and unallocated corporate expenses are reported within Corporate and Other.

We are headquartered in Lakewood, Colorado and our common stock is listed for trading on the Nasdaq Global Market (“Nasdaq”) under the symbol MLAB.

Novel Coronavirus Pandemic

During March 2020, the impact from the spreading of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization and a National Public Health Emergency in the United States. The consequences of the outbreak and impact to the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has affected our operating segments in various ways. Some of our operating segments have encountered challenges, while headwinds in the Sterilization and Disinfection Control division have been offset by temporary advanced buying by certain customers to protect their supply chains. During January and February, some of the instrument sales in our Biopharmaceutical Development Division were delayed as a result of government restrictions in China that postponed non-emergency health care activities, prohibiting us from delivering products to businesses there. Additionally, gatherings such as industry conferences were cancelled, and our sales force was no longer allowed to go on-site at many of our potential customers' locations to demonstrate or install products, resulting in declining sales leads. As March progressed, we were able to deliver some instruments in China. However, as COVID-19 spread globally, the impact initially experienced in China expanded to other countries in Asia and Europe in late February, and more broadly across Europe and the U.S. during the last few weeks of March. As the broader healthcare industry and academia in these countries curtailed operations or shifted their resources to fighting COVID-19, leads and sales of products in our Biopharmaceutical Development, Continuous Monitoring, and Instruments divisions declined. Our Continuous Monitoring and Biopharmaceutical Development divisions also experienced slower sales growth during March and continuing into the quarter ending June 30, 2020 as a result of an inability to go to customer sites to install or service products because of government regulations or customer's restrictions in effect. Our Instruments division has experienced sales declines beginning in March and continuing into our quarter ending June 30, 2020 as our customers began to limit discretionary spending in response to economic uncertainty. Due to the critical nature of many of our products, we anticipate a gradual return to more normal demand for our products as the broader healthcare industry and other served industry verticals slowly return to more normal levels. Additionally, we believe that COVID-19-related restrictions will continue to have a negative impact during the fiscal year that we are unable to quantify at this time. Our Sterilization and Disinfection Control division increased sales throughout our fourth quarter as the consumable and critical nature of the products sold in that division makes it necessary for customers to continue to purchase them to continue to meet regulatory requirements. Additionally, a few products in this division are used in connection with healthcare equipment deployed in the fight against COVID-19; for example, certain products can be used to confirm the efficacy of sterilization procedures for personal protective equipment which in some cases is now being washed and reused.

As COVID-19 has continued to spread and significantly affect markets around the world, we implemented plans that are focused on ensuring the safety of our employees, while continuing to deliver our goods to customers across the world. Due to the critical nature of our products and services, we are generally exempt from governmental orders in the U.S. and other countries requiring businesses to suspend operations. Nevertheless, the pandemic brought a material disruption to the operations of the Company. To protect employees and comply with regulations and recommendations to limit gatherings and increase social distancing, we require office-based employees to work remotely, and we implemented enhanced safety protocols at our manufacturing facilities, including operating with split shifts to reduce the size of the workforce on premises, performing temperature checks at the start of shifts, and maximizing the amount of space between workspaces. We have taken aggressive steps to limit the exposure and enhance the safety of our facilities for employees working so that we can continue to supply products and services to hospitals and other customers, and we implemented strict travel restrictions. Additionally, we are working closely with our suppliers to develop contingency plans for potential supply interruptions.

We believe that we have the liquidity required to continue operations during this volatile period. As of March 31, 2020, we had a cash balance of $81.4 million, and the principle on our convertible debt is not due until 2025. However, we are taking steps to reduce cash outlays and expenses, including limiting travel, freezing wage increases, and reducing the hiring of new employees. Additionally, we believe that we have access to equity and credit markets if necessary. However, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. Given the uncertainty regarding the spread of the virus and the timing of economic recovery, the related financial impact cannot be reasonably predicted or estimated at this time.

Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable™ by growing our business both organically and through further acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent.  As a business, we commit to our purpose of Protecting the Vulnerable™ every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use, and by delivering the highest quality products possible, we are committed to protecting environment, products, and people.

Our revenues come from product sales, which includes hardware and software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts.  We grow our revenues organically by expanding our customer base, increasing sales volumes, and implementing price increases; and inorganically, through acquisitions.

We continue to focus on improving our operating efficiency The Mesa Way, which is our customer-centric, lean based system for continuously improving and operating a set of high-margin, niche businesses. The Mesa Way is based on four pillars:

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

Finally, we hire, develop, and retain top talent, capable of taking on new challenges using a team approach to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our shareholders.

Our Segments

We report our financial performance in four reportable segments: (1) Sterilization and Disinfection Control, (2) Instruments, (3) Biopharmaceutical Development (new in fiscal year 2020 and was added as a result of the acquisition of GPT), and (4) Continuous Monitoring (formerly Cold Chain Monitoring).  Our Cold Chain Packaging operating segment  ceased operations and is no longer considered a reportable segment. Although the disposal of the Cold Chain Packaging division represents a strategic shift in our business, the division represented our smallest reportable segment with no major effect on our operations or financial results; as such, its disposal did not qualify to be reported as a discontinued operation. Cold Chain Packaging results, along with any unallocated corporate expenses, are reported within Corporate and Other. Financial information of each of our segments is included in Note 16. "Segment Data" to the consolidated financial statements within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("annual report").

Sterilization and Disinfection Control

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

Biological indicators consist of resistant spores of certain microorganisms that are applied on a convenient substrate, such as a small piece of filter paper. The spores are well characterized in terms of purity, numbers and resistance to sterilization. In use, the biological indicator is exposed to a sterilization process and then tested to determine the presence of surviving organisms. Our biological indicators include (1) spore strips, which require post-processing transfer to a growth media, (2) self-contained products, which have the growth media already pre-packaged in crushable ampoules, (3) culture media, and (4) process challenge devices (“PCDs”) which increase the resistance of biological indicators, mimicking the packaging or other unique characteristics of a product being sterilized. Biological indicators are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization. Key markets include: industrial, such as medical device and pharmaceutical manufacturers; and healthcare such as dental offices and hospitals.

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

Our Bozeman, Montana and Munich, Germany locations manufacture our Sterilization and Disinfection Control Division products which include the EZTest®, ProSpore, PCD®, Apex® and Simicon biological and cleaning indicators, while our Bozeman, Montana, facility also provides sterility assurance testing services to dental offices in the United States and Canada.  Sterilization and disinfection control products are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. Domestically, we generate sales to end users through our sales and marketing staff and distributors. Customers include hospitals, dental offices, contract sterilization providers and various industrial users involved in pharmaceutical and medical device manufacturing. Our Sterilization and Disinfection Control Division products compete with 3M, Crosstex, Terragene, and Steris, among others.

Instruments

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

Instrument products have a relatively long life and their purchase by our customers is discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products. We conduct product development, manufacturing and support of our Instruments division products from our facilities in Lakewood, Colorado, Hanover Germany, and Butler, New Jersey.  Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release. Our Instruments division commercial efforts focus on offering quality products to our customers that will aid them in containing cost, improving the quality of their products and services, and helping them meet their regulatory requirements. We generate sales through our sales and marketing staff as well as distributors. Customers include dialysis clinics, pharmaceutical, medical device and food and beverage manufacturers, contract sterilizing services, governmental agencies and environmental testing labs. Companies with which our Instruments division products compete include the Myron L Company, Amphenol Corporation, Ellab, TMI Orion, Fortive Corporation, Thermo Fisher Scientific, Inc., Mecmesin, Steinfurth, Met One Instruments, Inc. and Tisch Environmental.

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

Dialysate Meters and Calibration Solutions

Our medical meters are used to test various parameters of the dialysis fluid (dialysate), and the proper calibration and operation of the dialysis machine. Each meter measures some combination of temperature, pressure, pH, conductivity and flow to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the technician uses to verify that the dialysis machine is working within prescribed limits and delivering properly prepared dialysate. We manufacture two styles of medical meters: those designed for use by dialysis machine manufacturers and biomedical technicians, and those used primarily by dialysis clinicians. The meters for technicians are characterized by exceptional accuracy, stability and flexibility, and are used by the industry as the primary standard for the calibration of dialysis machines. The meters designed for use by dialysis clinicians are known primarily for their ease of use and incorporate a previously patented, built-in syringe sampling system. These meters are used as the final quality control check on the dialysate just prior to starting a treatment. In addition to the dialysate meters, we market a line of standard solutions for use in dialysis clinics for calibration of our meters. These standard solutions are regularly consumed by the dialysis clinics; thus, along with calibration services that we also provide, are less impacted by general economic conditions than dialysate meters sales. Customers that utilize these products include dialysis facilities, medical device manufacturers, and biomedical service companies.

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

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and commercializes automated solutions for protein analysis (immunoassays) and peptide synthesis. Protein analysis and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biological therapies, among other applications. The Biopharmaceutical Development division sells two types of products: (1) Protein analysis solutions, which are used to test for the existence or concentration of specific proteins in a fluid sample, and (2) Peptide synthesis solutions, which automates  the synthesis of peptides from amino acids and are primarily used in biopharmaceutical research, discovery, development and bioprocessing. Our Biopharmaceutical Development division develops and manufactures Gyrolab® xPand and Gyrolab xPloreTM hardware and software, as well as Gyrolab BioaffyTM consumable microfluidic disks (“CDs”), Gyrolab kits  and Rexxip® buffers for Protein Analysis in Sweden, while PurePep™ Chorus, Symphony® X, and Sonata® XT hardware and associated software programs for peptide synthesis are developed and manufactured in our Arizona location.

About half of the protein analysis products are consumables and are used on a routine basis, thus sales of these products are less sensitive to general economic conditions. Approximately 40% of the protein analysis revenue is hardware while 75% of the peptide synthesis solutions revenue is hardware, both of which are discretionary purchases, thus sales are more sensitive to general economic conditions, and the remainder of the sales are related to service and support agreements.  Our Biopharmaceutical Development division is subject to seasonal fluctuations that align with the budget cycles of our customers which is expected to result in slightly higher demand during the third quarter of our fiscal year. We generate sales through our direct sales organization as well as foreign distributors. Marketing activities include industry conferences, user meetings, educational webinars and all forms of digital marketing, in addition to market sensing and capturing user requirements for the new product roadmap.  Customers include research and discovery laboratories in academia and biopharmaceutical companies as well as biopharmaceutical development and manufacturing teams at biopharmaceutical companies and their Contract Research Organization and Contract Development and Manufacturing Organization partners The Biopharmaceutical Development division competes with Meso Scale Technologies, LLC, Bio-techne Corporation, Biotage AB and CEM Corporation.

Protein Analysis

We develop, manufacture, and market protein analysis equipment, CDs, kits and buffers that enable the detection and quantification of a target protein in a biological sample. The Gyrolab technology is widely used across human and non-human applications, mainly for therapy discovery, development and bioprocessing. Customers, which are primarily pharmaceutical and biotech companies who are developing protein-based therapies, use our CDs to deposit their samples for mixing with application specific reagents. The CDs and reagents are then loaded into one of our hardware for processing and analysis. Our proprietary software interprets results and provides useful data points. The hardware, CDs and software accelerate the development and processing of assays to obtain accurate results for pre-clinical and clinical studies as well  as in upstream and downstream bioprocessing of biological therapies, thus meeting critical data and time requirements during these studies. Our analytical protein technologies provide superior data consistency and accuracy as well as reducing labor and the attendant variability of more manual methods.

Peptide Synthesizers

Our peptide synthesis solutions enable customers to automate chemically synthesized peptides that are used in the creation of peptide therapies, biomaterials, cosmetics and general research. Our hardware facilitates the ability to produce more complex and longer peptides with higher purity and are designed to comply with related FDA and EMA requirements. Customers of our peptide synthesizers include academic and commercial biopharmaceutical laboratories, as well as contract manufacturers of peptides.

Continuous Monitoring

Our Continuous Monitoring division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained. Continuous monitoring systems are used in controlled environments such as refrigerators, freezers, warehouses, laboratory incubators, clean rooms and a number of other settings. The continuous monitoring systems consist of wired or wireless sensors that are placed in controlled environments, hardware modules to receive the data, and various software programs to collect, store and process the data. Our systems are designed to operate continuously, providing data around the clock, 365 days per year. A critical function of our systems is the ability to provide local alarms and notifications via e-mail, text or telephone, in the case where established environmental conditions are exceeded. Key markets for our continuous monitoring systems are hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and laboratory environments. Our Lakewood, Colorado, facility also manufactures our Continuous Monitoring division products which include CheckPoint®, AmegaView, ViewPoint®, FreshLoc® and Point Six® brands.

Among the important competitive differentiators of our continuous monitoring systems are (1) their high degree of reliability and up-time; (2) a large variety of sensor types to meet the needs of most applications; (3) a skilled, distributed installation and service team; and (4) a full-featured and 21 CFR Part 11 (Electronic records; Electronic signatures) validated software program, providing extensive reporting and alarm capability. An important aspect of our continuous monitoring business is the ability to provide post-installation service and support. For most systems, annual re-calibration of each sensor is required, and we provide this service through our dedicated service organization.

Our Continuous Monitoring division also provides parameter (primarily temperature) monitoring of products during transport in a cold chain and consulting services such as compliance monitoring and validation or mapping of transport and storage containers. Our compliance services help customers validate the effectiveness of their cold chain and our monitoring systems record temperature during shipment and provide alarms in case of temperature excursions throughout a cold chain, from point of manufacture or collection, all the way to point of use.

The manufacture and support of our Continuous Monitoring division systems are conducted from our facility in Lakewood, Colorado and primarily involve assembling the systems from purchased components and calibrating the sensors, either at the factory or at the point of installation at the customer’s facility.  Continuous Monitoring products and systems have a relatively long life, and their purchase by our customers is discretionary, so sales are more sensitive to general economic conditions. Continuous Monitoring products may be sold in conjunction with a perpetual or subscription-based software license, which may be required for the related hardware to function. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products, biopharmaceutical development instruments, and cold chain monitoring systems. Our Continuous Monitoring division systems compete with Rees Scientific Corporation, Amphenol Corporation and Cooper-Atkins/Emmerson, among others.

Corporate and Other

Corporate and other consists of the non-reportable operating segment Cold Chain Packaging division that ceased operations during the third quarter of our fiscal year ended March 31, 2020, unallocated corporate expenses, and other business activities.  We began the process of dissolving our Cold Chain Packaging Division early in fiscal year 2020, making our final sales to customers and incurring our final expenses during the year ended March 31, 2020.

Other Matters Relating to our Business as a Whole

Acquisitions

Year Ended March 31, 2020 Acquisitions

On October 31, 2019, we completed the acquisition of 100% of the outstanding shares of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition") for adjusted cash consideration of $181.5 million. The acquisition of GPT expands our presence into a new market--immunoassays and peptide synthesis solutions--that accelerate the discovery, development, and manufacturing of biotherapeutic drugs. GPT systems include laboratory instruments, consumables, kits, and software that maximize laboratory productivity by miniaturizing and automating immunoassays at nanoliter scale.

On April 1, 2019, we completed a business acquisition (the “IBP Acquisition”) whereby we acquired all of the outstanding shares of IBP Medical GmbH, a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.

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

In October 2017, we completed a business combination (the “Simicon Acquisition”) whereby we acquired all of the outstanding shares of SIMICON GmbH (“Simicon”), a company whose business manufactures both biological and cleaning indicators.

In May 2017, we completed a business combination (the “Hucker Acquisition”) whereby we acquired substantially all of the assets (other than cash and accounts receivable) and certain liabilities of Hucker & Hucker GmbH’s (“Hucker”) business segment associated with the distribution of our biological indicator products.

Market Factors

Our revenues come from product sales, which include hardware, software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts.  Across all of our reportable segments, product sales (hardware, software, and consumables) are dependent on several factors, including general economic conditions, both domestic and international, customer capital spending trends, competition, introduction of new products, and acquisitions.  As COVID-19 has continued to spread and significantly affect markets around the world, we have been able to continue delivering critical goods to customers across the world, although our financial results for some operating segments have declined compared to prior periods or fallen short of our expectations, as discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations" within Item 7. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases in order to maintain our margins.

Manufacturing and Materials

Most of the raw materials, components, and other supplies used in our product lines are available from a number of different suppliers.  We generally maintain multiple sources of supply, but we are dependent on a single source for certain items.  We continue to have an emphasis on reviewing our supply base and designs for single source or sole source suppliers that might affect our ability to supply critical product to our customers. We have begun assessing the supply chain at GPT with an emphasis on mitigating risk by minimizing single source or sole source suppliers. We believe that in most cases, alternative sources could be developed, if required, for present single supply sources.

Major Customers

No individual customer represented more than 10% of our accounts receivable or revenues in any of the past three years.

Backlog

We define backlog as firm orders from customers for products and services where the order will be fulfilled within the next 12 months. Backlog as of March 31, 2020 and 2019 was approximately $10.1 million and $8.3 million, respectively.

Research and Development

Research and development ("R&D") activities are primarily directed towards innovating new products and improving the quality and performance of our existing products. Other R&D efforts also seek to develop or improve software that will be sold, leased, or marketed in the future, and improve manufacturing efficiencies.

Intellectual Property

We own numerous patents, trademarks, and customer lists, each of which are important to the various facets of our business. None of the intellectual property that we own, taken alone or as a group, is so important, however, that its loss would significantly affect our operations as a whole. Where appropriate, we seek patent protection for inventions and developments made by our personnel that are incorporated into our products or otherwise fall within our fields of interest. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our proprietary position. Our products and services are sold under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment.

Government Regulation

While our quality system and manufacturing processes are generally the same throughout the Instruments division, specific products are compliant under ISO 13485, ISO 17025, ISO 9001 and certain U.S. federal regulations. Our Uppsala, Sweden and Tucson, Arizona facilities, part of the Biopharmaceutical Development division, are ISO 9001:2015 certified. Compliance requires us to obtain third party certification for certain products.

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

We are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal or sensitive data in the course of our business.

We are also subject to anti-bribery laws in the U.S. and abroad, and to various U.S. export/import control and economic sanctions laws. We are also subject to laws and regulations governing U.S. federal and state government contracts.

Government Contracts

Although we transact business with various government agencies, no government contract is of such magnitude that a renegotiation of profits or termination of the contracts at the election of the government would have a material adverse effect on our financial results

Working Capital

We maintain an adequate level of working capital to support our business needs. There are no unusual industry practices or requirements relating to working capital items. In addition, our sales and payment terms are generally similar to those of our competitors.

Employees

On March 31, 2020, we had 460 employees, of which 214 are employed for manufacturing and quality assurance, 60 for research and development and engineering, 81 for sales and marketing, and 105 for administration.

Available Information

We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (Exchange Act). Reports and other information filed with the Securities and Exchange Commission (SEC) pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials and other items. We also maintain a website at mesalabs.com/investor-relations.com on which we provide a link to access our SEC reports free of charge, under the link “Financials Reports.”

Our code of ethics and Board committee charters and policies are also posted on the Investor Relations section of our website. The information on our website is not part of this or any other report Mesa Laboratories, Inc. files with, or furnishes to, the SEC.

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

The ongoing COVID-19 pandemic and any possible occurrence of other epidemics or other widespread public health problems could have a material adverse effect on our business and financial condition.

We have been and will continue to be adversely affected by the current COVID-19 outbreak. We have been unable to continue normal business operations due to the spread of the virus globally, government imposed “stay at home” orders, and decreases in business activity of our customers, suppliers, and other business partners. We may continue to see adverse impact on our ability (a) to manufacture, test, service and ship our products and provide our services, (b) to get required materials and components to build and service our products, and (c) to staff labor and management for manufacturing, supply chain, research and development, service and administrative operations.  Further, we may continue to experience adverse impact with our global supply chain partners and transportation service providers.  Any extended pandemic outbreak, such as is occurring with COVID-19, could cause our key third party suppliers or Mesa Labs itself to temporarily close one or more manufacturing facilities.  In addition, in 2020 there has been a significant decline in industry conferences worldwide and also a significant decline in our ability to travel to visit current and potential customers, which will adversely affect our ability to create leads and generate business. Also, in some cases, our customers have suspended operations or limited our ability to come on-site.  Many hospitals and bio-pharma companies will not permit non-COVID-19 related work on-site, including installations and repairs, and we are unable to ship products to various other customers, which will decrease our revenues and organic revenues growth. Furthermore, there is no assurance we can maintain for an extended period of time our efforts to have employees work at home and operate reduced workforces at facilities.  There is also no assurance that we can mitigate other threats to the business such as developing contingency plans for potential supply interruptions.  Any of the foregoing events or other consequences of the COVID-19 crisis could materially adversely affect our business, result of operations, prospects, and financial condition. The full extent to which the COVID-19 outbreak will impact our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning COVID-19 and the actions to contain it or its impact. In the future, our business could be adversely affected by other public health problems.

We have identified a material weakness in our internal control over financial reporting that, if not effectively remediated, could result in material misstatements in our financial statements and other negative outcomes.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct an annual comprehensive evaluation of their internal control over financial reporting. Further, each year our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management concluded that as of March 31, 2020, our internal control over financial reporting was not effective. As described in "Part II, Item 9A — Controls and Procedures," we identified and evaluated certain deficiencies in our information technology general controls in the fourth quarter of fiscal year 2020, and have concluded that those deficiencies, collectively, represent a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2020.

The material weakness will not be considered remediated until management designs and implements effective controls that operate for a sufficient period of time and management has concluded, through testing, that these controls are effective.  We can provide no assurance that our remediation efforts will be effective or that additional material weaknesses will not arise in the future. The existence of this material weakness and of any other ineffective controls over our financial reporting could have negative impacts including one or more of the following:

●	Restatement of previously filed financial statements;
●	Failure to meet our reporting deadlines (which among other consequences would result in a default of our Convertible Notes due 2020);
●	Loss of investor confidence;
●	Restrict our ability to access capital markets;
●	Require us to expend significant resources to correct the deficiencies;
●	Negative impact on the trading price of our common stock.

Conditions in the global economy, the markets we serve, and the financial markets may adversely affect our business, financial statements, and access to capital markets.

Our business is sensitive to general economic conditions. Slow or disrupted global economic growth, volatility in the currency and credit markets, high levels of unemployment or underemployment, changes or anticipation of potential changes in government fiscal, tax, trade and monetary policies, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration, austerity measures, sovereign debt defaults, and other challenges that affect the global economy adversely could adversely affect us and our distributors, customers and suppliers, including having the effect of:

●

reducing demand for our products and services (including software), limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

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

There can be no assurances that debt or equity capital markets will be available to us in the future.

If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial statements could be adversely affected. We cannot predict the likelihood, duration or severity of any disruption in financial markets or any adverse economic conditions in the U.S. and other countries.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience cyclicality.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly sales and profits depend substantially on the volume and timing of orders received during the fiscal quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry conferences and changes in distributor or customer inventory levels due to distributor or customer management thereof or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

We face competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share resulting in decreased revenues. Even if we compete effectively, we may be required to reduce prices for our products and services resulting in decreased profit margin.

The markets for our current and potential products are competitive. Because of the range of products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors (refer to Item 1. Business - Competition for additional details), including several that possess both larger sales forces and greater capital resources. In order to compete effectively, we must maintain longstanding relationships with major customers, continue to grow our business by establishing relationships with new customers, develop new products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrate new markets, including in developing countries and high growth markets. In addition, significant shifts in industry market share can occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industries. Our failure to compete effectively or pricing pressures resulting from competition may adversely impact our results of operations.

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

Demand for some of our products depends on capital spending of our customers.

Our customers include pharmaceutical and medical device companies, laboratories, universities, healthcare providers, government agencies and public and private research institutions. Many factors, including available resources for capital investments, public policy spending priorities and policies, and product and economic cycles, have a significant effect on the capital spending policies of these entities.

Our growth depends in part on the timely development and commercialization, and customer acceptance of new and enhanced products and services based on technological innovation.

Our growth depends on the acceptance of our products and services in the marketplace, the penetration achieved by the companies which we sell to, and our ability to introduce new and innovative products that meet the needs of the various markets we serve. We can offer no assurance that we will be able to continue to introduce new and enhanced products, that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that the companies that we contract with to distribute and represent our products will continue to successfully penetrate our various markets. Our failure to continue to introduce new and enhanced products or gain widespread acceptance of our products and services could adversely affect our financial statements.

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

We sell a significant amount of products to key distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also negatively impact our results of operations in any given period. In addition, the consolidation of distributors and customers in certain of our served industries can adversely impact our business and financial statements.

A significant disruption in, or breach in security of, our information technology systems or data could adversely affect our business, reputation and financial statements.

We rely on information technology systems, some of which are provided or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some products or software we sell to customers may connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Like most multinational corporations, our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Any of the attacks, breaches or other disruptions or damage described above could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer, patient, business partner and employee relationships and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements.

Violation of data privacy laws could adversely affect our business, reputation and financial statements.

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a multinational organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. The EU General Data Protection Regulation imposes significantly stricter requirements in how we collect and process personal data, including, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations around the world may require significant expenditures, and may require changes in our products or business models that increase competition or reduce revenues.

We face numerous manufacturing and supply chain risks. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our results of operations could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. Suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase or we may breach our contractual commitments and incur liabilities.

In addition, some of our businesses purchase certain requirements from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. The supply chains for our businesses could also be disrupted by supplier capacity constraints, bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, pandemics or other public health problems, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

Because we cannot always immediately adapt our production capacity and related cost structures to changing market conditions, our manufacturing capacity may at times exceed or fall short of our production requirements. Any or all of these problems could result in the loss of customers, provide an opportunity for competing products to gain market acceptance, and otherwise adversely affect our financial condition.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, pandemics and epidemics and other public health crises, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. The third-party insurance coverage that we maintain will vary from time to time in both type and amount depending on cost, availability and our decisions regarding risk retention, and may be unavailable or insufficient to protect us against such losses.

 Our financial results are subject to fluctuations in the cost and availability of commodities that we use in our operations.

As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, raw materials and other commodities, including metallic-based components, electronic components, chemicals, plastics and other petroleum-based products. Prices for and availability of these components, raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if commodity prices rise we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher commodity costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline and our financial statements could be adversely affected.

Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto could have an adverse effect on our business.

Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial statements. For example, the U.S. administration has increased tariffs on certain goods imported into the United States, raised the possibility of imposing significant, additional tariff increases and called for substantial changes to trade agreements. In particular, trade tensions between the United States and China have escalated and each country has imposed significant, additional tariffs on a wide range of goods imported from the other country. China accounted for approximately 4% of our sales in fiscal year 2020. These factors have adversely affected, and in the future could further adversely affect, our business and financial statements.

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

Our ability to grow revenues, earnings and cash flows at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions. In addition, competition for acquisitions may result in higher purchase prices. Changes in accounting or regulatory requirements, or instability in the credit markets, or global crisis that prevents travelling or other activities necessary for acquisitions (as we’ve seen in 2020 with the COVID-19 crisis), could also adversely impact our ability to consummate acquisitions.

Our acquisition of businesses could negatively impact our financial statements.

As an important part of our business strategy, we acquire businesses, some of which may be material. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional details. These acquisitions involve a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges, including the following, any of which could adversely affect our business and our financial statements:

●

any business, technology, service or product that we acquire could under-perform relative to our expectations and the price that we paid for it, or not perform in accordance with our anticipated timetable, or we could fail to make such business profitable;

●

we may incur or assume significant debt in connection with our acquisitions which could cause a deterioration of our credit rating, result in increased borrowing costs and interest expense and diminish our future access to the capital markets;

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

On October 31, 2019, we completed the GPT Acquisition. The GPT Acquisition is our largest acquisition to date based on purchase price, expands our business into a new business line, and involves a number of financial, accounting, managerial, operational, legal, compliance and other risks and challenges.  The GPT Acquisition entails important risks, including the following: the risk that the GPT business could under-perform relative to our expectations and the price that we pay or not perform in accordance with our anticipated timetable, or we could fail to operate such business profitably; the risk that we are unable to successfully integrate GPT operations and employees and realize its benefits, including the potential impact of the consummation of the proposed transaction on relationships, including with employees, suppliers, clients and competitors; changes in general economic, business and political conditions which affect the GPT business, including changes in the financial markets; and significant competition in the marketplace.

Because a significant portion of GPT’s total assets are represented by goodwill and definite-lived intangible assets, we could be required to write off some or all of this goodwill and other intangibles, which may adversely affect our financial condition and results of operations.

We accounted for the GPT Acquisition consummated on October 31, 2019 as a purchase of a business under U.S. GAAP, using the acquisition method of accounting. A portion of the purchase price for this business is allocated to identifiable tangible and intangible assets and assumed liabilities based on estimated fair values at the date of acquisition. Goodwill is measured indirectly as the excess of the consideration transferred compared to the value of other identifiable net assets. The purchase price allocation resulted in an adjusted preliminary goodwill value of $77.1 million and a preliminary value of $99.9 million related to other intangible assets. Refer to Note 4. “Significant Transactions” within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K for additional information regarding the preliminary purchase price allocation. When we perform impairment tests, it is possible that the carrying value of goodwill or other intangible assets could exceed their implied fair value and therefore would require adjustment. Such adjustment would result in a charge to operating income in that period. Once adjusted, there can be no assurance that there will not be further adjustments for impairment in future periods.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We cannot guarantee that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that could adversely impact our financial statements.

Divestitures or other dispositions could negatively impact our business.

We continually assess the strategic fit of our existing businesses and may divest or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. Transactions such as these pose risks and challenges that could negatively impact our business and our results of operations. For example, we were unable to sell our cold chain packaging business on satisfactory terms within our anticipated timeframe, and disposed of the business by running off operations, which was both a distraction to management, and also potentially not as financially favorable as selling the business.  In addition, other divestitures or other dispositions may dilute our earnings per share, have other adverse financial, tax, and accounting impacts, and disputes may arise with buyers.

The contingent consideration associated with certain of our acquisitions may negatively impact our available cash and financial statements.

As part of certain of our acquisitions, we are required to make contingent consideration payments based on defined growth metrics over a specified earn-out period. The ultimate amount we pay may differ significantly from the liability we recorded at the time of the acquisition. If we are required to pay more than the amount initially recorded, the difference is recorded as expense in our consolidated statements of operations and as an adjustment to cash flows from operating activities, which could materially impact our financial statements.

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

We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by employees, agents or business partners of ours (or of businesses we acquire or partner with) that would violate U.S. and/or non-U.S. laws, including the laws governing payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, money laundering and data privacy. In particular, the U.S. Foreign Corrupt Practices Act and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials for the purpose of obtaining or retaining business. Any such improper actions or allegations of such acts could damage our reputation and subject us to civil or criminal investigations in the United States and in other jurisdictions and related shareholder lawsuits, could lead to substantial civil and criminal, monetary and non-monetary penalties and could cause us to incur significant legal and investigatory fees. In addition, the government may seek to hold us liable for violations committed by companies that we acquire. We also rely on our suppliers to adhere to our supplier standards of conduct and material violations of such standards of conduct could occur that could have a material effect on our business, reputation and financial statements.

Our businesses are subject to extensive regulation; failure to comply with regulations could adversely affect our financial statements and our business, including our reputation.

The process of obtaining and maintaining required regulatory approvals is lengthy, expensive and uncertain. We can offer no assurance that delays will not occur in the future, which could have a significant adverse effect on our ability to introduce new products on a timely basis. Regulatory agencies periodically inspect our manufacturing facilities to ascertain compliance with “good manufacturing practices” and can subject approved products to additional testing and surveillance programs. Failure to comply with applicable regulatory requirements can, among other things, result in fines, suspension of regulatory approvals, product recalls, operating restrictions and criminal penalties. If we fail to comply with regulatory requirements it could have an adverse effect on our results of operations and financial condition. The regulations we are subject to have tended to become more stringent over time and may be inconsistent across jurisdictions. We, our representatives and the industries in which we operate may at times be under review and/or investigation by regulatory authorities. Failure to comply (or any alleged or perceived failure to comply) with the regulations referenced above or any other regulations could result in civil and criminal, monetary and nonmonetary penalties, and any such failure or alleged failure (or becoming subject to a regulatory enforcement investigation) could also damage our reputation, disrupt our business, limit our ability to manufacture, import, export and sell products and services, result in loss of customers and disbarment from selling to certain federal agencies and cause us to incur significant legal and investigatory fees. Compliance with these and other regulations may also affect our returns on investment, require us to incur significant expenses or modify our business model or impair our flexibility in modifying product, marketing, pricing or other strategies for growing our business. Our products and operations are also often subject to the rules of industrial standards bodies such as the International Standards Organization, and failure to comply with these rules could result in withdrawal of certifications needed to sell our products and services and otherwise adversely impact our business and financial statements.

Certain of our businesses are subject to extensive regulation by the U.S. Food and Drug Administration (“FDA”) and by comparable agencies of other countries. Failure to comply with those regulations would likely adversely affect our reputation and our financial statements.

Certain of our products are medical devices and other products are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions and by regulations governing radioactive or other hazardous materials. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained.  The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU has adopted the EU Medical Device Regulation (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Manufacturers of currently approved medical devices will have until May 2020 to meet the requirements of the EU MDR. Failure to meet the requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Ensuring that our internal operations and business arrangements with third parties comply with applicable laws and regulations involves substantial costs. It is also possible that government authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Noncompliance with the laws and regulations referenced above can result in, among other things, fines, expenses, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, refusal of the government to grant 510(k) clearance of devices, withdrawal of marketing approvals, criminal prosecutions and other adverse effects referenced under “Our businesses are subject to extensive regulation; failure to comply with those regulations could adversely affect our financial statements and our business, including our reputation.” Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired.

Off-label marketing of our products could result in substantial penalties.

The FDA strictly regulates the promotional claims that may be made about approved or cleared products. In particular, any clearances we may receive only permit us to market our products for the uses indicated on the labeling cleared by the FDA. We may request additional label indications for our current products, and the FDA may deny those requests outright, require additional data to support any additional indications or impose limitations on the intended use of any cleared products as a condition of clearance. If the FDA determines that we have marketed our products for off-label use, we can be subject to fines, injunctions or other penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, substantial monetary penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs, and/or the curtailment of our operations. Any of these events could significantly harm our business and financial statements.

Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.

Once a medical device is permitted to be legally marketed in the United States pursuant to a 510(k) clearance, a manufacturer may be required to notify the FDA of certain modifications to the device. Manufacturers determine in the first instance whether a change to a product requires a new 510(k) clearance or premarket submission, but the FDA may review any manufacturer’s decision. The FDA may not agree with our decisions regarding whether new clearances are necessary. We have made modifications to our products in the past and have determined based on our review of the applicable FDA regulations and guidance that in certain instances new 510(k) clearances or other premarket submissions were not required. We may make similar modifications or add additional features in the future that we believe do not require a new 510(k) clearance. If the FDA disagrees with our determinations and requires us to submit new 510(k) notifications, we may be required to cease marketing or to recall the modified product until we obtain clearance, and we may be subject to significant regulatory fines or penalties.

 The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial statements.

The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs. Many of the end-users to whom our customers supply products rely on government funding of and reimbursement for health care products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. Global economic uncertainty or deterioration can also adversely impact government funding and reimbursement.

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

As of March 31, 2020, the net carrying value of our goodwill and other intangible assets totaled $261.4 million, after recording a $0.3 million charge to impair certain goodwill and long-lived assets related to our Cold Chain Packaging Division during the third quarter of our year ended March 31, 2020 as we disposed of the business and ceased operations. In accordance with generally accepted accounting principles, we periodically assess these assets for all segments to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our financial statements in the periods recognized.

Foreign currency exchange rates may adversely affect our financial statements.

As a global company with substantial operations outside the U.S., sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products and services we purchase overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than the business’ functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. We do not enter into hedging arrangements to mitigate any foreign currency exposure.

Product liability suits against us, product defects or unanticipated use or inadequate disclosure with respect to our products or services could adversely affect our business, reputation and our financial statements.

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

Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties) can lead to property damage, loss of profits or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.  Any of the above can result in the discontinuation of marketing of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.

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

We are subject to laws and regulations governing government contracts.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenue associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

The vote by the United Kingdom (U.K.) to leave the European Union (EU) and implementation of Brexit could adversely affect us.

As of January 31, 2020, the U.K. is no longer a member of the EU (Brexit).  This withdrawal has caused and may continue to cause political and economic uncertainty, including significant volatility in global stock markets and currency exchange rate fluctuations. As a result, we face risks and uncertainty regarding the form and consequences of the implementation of Brexit, including the possibility that the U.K. and the EU could fail to come to an agreement on the terms of the U.K. exit. The U.K. and the EU are currently in negotiations on the terms. Finalized terms are due on December 31, 2020. During this 11-month period, the U.K. will continue to follow all EU rules, and their trading relationship will remain the same.

If no agreement is reached by December 31, 2020, the UK’s membership in the EU could terminate under a so-called “hard Brexit” which could mean increased costs from re-imposition of tariffs on trade between the UK and EU, shipping delays because of the need for customs inspections and procedures, and temporary shortages of certain goods. In addition, trade and investment between the UK, the EU, the United States and other countries will be impacted by the fact that the UK currently operates under the EU’s tax treaties. The UK will need to negotiate its own tax and trade treaties with countries all over the world, which could take years to complete. Even if the UK and EU manager reach agreement, the terms are currently unknown.  We could become subject to export tariffs and regulatory restrictions that could increase the costs and time related to doing business in Europe. Any of these factors or other unanticipated results of Brexit could adversely affect customer demand, our relationships with customers and suppliers and our business and financial statements. For the year ended March 31, 2020, about 3% of our sales were derived from customers located in the UK, however, the impact of Brexit could also impact our sales and operations outside the UK.

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

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as those audits described elsewhere in this report.  If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial statements could be adversely affected.  Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial statements.

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

We are subject to the possibility of a variety of litigation and other legal and regulatory proceedings incidental to our business, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, product liability, marketing matters, competition and sales and trading practices, environmental matters, personal injury, insurance coverage and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Any of these lawsuits may include claims for compensatory damages, punitive and consequential damages and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any given period. We cannot make assurances that our liabilities in connection with litigation and other legal regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. Please see Note 15. “Commitments and Contingencies” of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.

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

We have substantial international operations which are subject to numerous risks; if our international operations are not successful, our business will be adversely affected.

For the year ended March 31, 2020, approximately 44% of our sales and revenues were made outside the United States. Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. In addition, many of our manufacturing operations, suppliers and employees are located outside the United States. Our international business is subject to risks that are customarily encountered in non-U.S. operations, including:

●	Impact of possible recessions in economies outside the United States;
●	Political and economic instability, including instability related to war and terrorist attacks and to political and diplomatic matters such as Brexit;
●	Adverse changes in tariffs and trade protection measures;
●	Difficulty in obtaining and maintaining foreign regulatory approval and complying with foreign regulations, including the EU Medical Device Regulation;
●

An outbreak of a contagious disease, such as COVID-19, which may cause us or our distributors, vendors and/or customers to temporarily suspend our or their respective operations in the affected city or country;

●	Contractual provisions governed by foreign law, such as local law rights to sales commissions by terminated distributors;
●	Decreased healthcare spending by foreign governments that would reduce international demand for our products;
●	Strengthening of the U.S. dollar relative to foreign currencies that could make our products less competitive because a significant amount of our international sales are denominated in U.S. dollars;
●	Changes in capital and exchange controls affecting international trade;
●	Greater difficulty in accounts receivable collection and longer collection periods;
●	Difficulties of staffing and managing foreign operations;
● ● ● ● ●

Reduced protection for intellectual property rights in some countries and potentially conflicting intellectual property rights of third parties under the laws of various foreign jurisdictions;

Attitudes by clinicians, and cost reimbursement policies, towards use of disposable supplies that are potentially unfavorable to our business;

Complying with U.S. regulations that apply to international operations, including trade laws, the U.S. Foreign Corrupt Practices Act, and anti-boycott laws, as well as international laws such as the U.K. Bribery Act;

Loss of business through government tenders that are held annually in many cases; and

Potentially negative consequences from changes in tax laws, including legislative changes concerning taxation of income earned outside of the United States.

For example, in fiscal year 2020, we generated approximately 4% of our sales from China. Accordingly, our business, financial condition and results of operations can be adversely influenced by political, economic and social conditions in China. Further, considerable uncertainty exists regarding the long-term effects of the expansionary monetary and fiscal policies adopted by the central banks and financial authorities of some of the world’s leading economies.

Changes to policy regarding the treatment of kidney disease may adversely decrease demand for our dialysis products and negatively impact our financial statements.

In July 2019, an executive order was signed by the President of the United States that is intended to change the way that kidney care is delivered to patients and reimbursed through government-sponsored medical programs. The executive order’s objectives included encouraging dialysis patients to receive treatments through in-home care rather than at a dialysis clinic and also reducing the number of people developing kidney failure. The extent of the impact of the executive order, as well as the timing of the impact on procedures and the market in general is currently unknown. Currently, our Dialyguard product line accounts for approximately one-third of the revenues and gross margin associated with our Instruments division. The majority of the revenues in our Dialyguard business are associated with products that are used in dialysis clinics, while a smaller portion of our sales relate to in home care. If the executive order is successful at limiting the use of dialysis clinics, our financial statements, and the revenues and profits of the Instruments division may be negatively impacted.

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise capital to repay our 1.375% convertible senior notes due August 15, 2025 (the “Notes”) at maturity or repurchase the notes in the event of a fundamental change.

We incurred significant indebtedness in the amount of $172,500 in the form of the Notes which mature on August 15, 2025 unless earlier converted.

We currently expect to settle future conversions solely in shares of our common stock, which has the effect of including the shares of common stock issuable upon conversion of the Notes in our diluted earnings per share to the extent such shares are not anti-dilutive. We will reevaluate this policy from time to time in the event conversion notices are received from holders of the Notes or not if our stock price is not above the strike price. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. In addition, if the Notes have not previously been converted or repurchased, we will be required to repay the Notes in cash at maturity.

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

We may issue additional equity securities to raise capital, make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, stock options, or other equity incentive awards. Any such issuances will result in dilution to existing holders of our stock. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial.

 Our stock price may be volatile, which may cause the value of our stock to decline or subject us to a securities class action litigation.

The trading price of our common stock price may be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●	general economic, industry and market conditions;
●	actions by institutional or other large stockholders;
●	the depth and liquidity of the market for our common stock;
●	volume and timing of orders for our products;
●	developments generally affecting medical device companies;
●	the announcement of new products or product enhancements by us or our competitors;
●	changes in earnings estimates or recommendations by securities analysts;
●	investor perceptions of us and our business, including changes in market valuations of medical device companies; and
●	our results of operations and financial performance.

In addition, the stock market in general, and the Nasdaq Stock Market and the market for products and devices sold into the medical and healthcare industry in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies. These broad market fluctuations may cause the trading price of our common stock to decline. In the past, securities class action litigation has often been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2020, we owned two facilities and both are material to our business: one in Lakewood, CO and the other in Bozeman, Montana.  Both facilities are used for manufacturing, engineering, research and development, marketing, and administration.. Three of our four segments use the properties: Sterilization and Disinfectant Control, Instruments, and Continuous Monitoring. We had 11 leased facilities which are individually immaterial.

Item 3. Legal Proceedings

For information regarding legal proceedings, refer to Note 15. “Commitments and Contingencies” in our Consolidated Financial Statements included in Item 8. Financial Statements and Supplementary Data.

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

As of March 31, 2020, there were 81 holders of record of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

During the year ended March 31, 2020, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We made no repurchases of our common stock, during the years ended March 31, 2020, March 31, 2019, or March 31, 2018. As of March 31, 2020, 137,514 shares remained available to repurchase pursuant to the repurchase plan.

Set forth below is a line graph comparing, for the period March 31, 2015 through March 31, 2020, the cumulative total shareholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index (b) the S&P Small Cap 600, and (c) a self-selected peer group, comprised of the following companies: Danaher Corp., Inc., Steris Corp., Utah Medical Products, Inc., Cantel Medical Corp., Fortive Corporation, Mettler Toledo International, Inc., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors Inc., Onto Innovation, Inc., and Repligen Corporation. The graph shows the value at March 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends. We made certain adjustments to our peer group to reflect our entrance into a new market with the GPT acquisition, and to better-align our peer group with our business. We added the S&P Small Cap 600 because we became a member of the group during the year ended March 31, 2020.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Consolidated Financial Statements and notes thereto contained in Item 8. Financial Statements and Supplementary Data of this report.

	As of and for the Year Ended March 31,
	(in thousands, except per share data)
	2020	2019	2018	2017	2016

Cash and cash equivalents	$81,380	$10,185	$5,469	$5,820	$5,695
Total assets	$420,206	$156,767	$164,101	$171,733	$160,748
Long-term debt, net of discounts, debt issuance costs and current portion	$140,278	$20,613	$44,635	$53,675	$42,250
Cash dividends declared per share	$0.64	$0.64	$0.64	$0.64	$0.64
Working capital	$96,784	$9,962	$14,698	$19,218	$13,215

Average return on:
Stockholder investments (1)	1%	7%	(3)%	12%	14%
Assets	--%	5%	(2)%	7%	8%
Invested capital (2)	1%	6%	(2)%	8%	10%

Revenues	$117,687	$103,135	$96,179	$93,665	$84,659

Gross profit	$64,933	$60,916	$54,619	$53,239	$51,413
Gross margin	55%	59%	57%	57%	61%

Operating income	$7,494	$9,781	$2,183	$16,313	$16,323
Operating income margin	6%	9%	2%	17%	19%
Net income (loss)	$1,349	$7,484	$(2,962)	$11,183	$11,169
Net income (loss) margin	1%	7%	(3)%	12%	13%

Earnings (loss) per share, diluted	$0.31	$1.86	$(0.79)	$2.91	$2.97

Adjusted operating income (3)	$23,932	$25,857	$24,603	$24,174	$23,437

Adjusted operating income per diluted share	$5.48	$6.41	$6.53	$6.29	$6.24

Average return on:
Adjusted invested capital (4)	11%	21%	17%	17%	20%

(1)	Average return on stockholder investment is calculated by dividing total net income (loss) by the average of end and beginning of year total stockholders’ equity.
(2)	Average return on invested capital (invested capital = total assets – current liabilities – cash and cash equivalents) is calculated by dividing total net income (loss) by the average of end and beginning of year invested capital.
(3)

Adjusted operating income is a non-GAAP measure and is defined to exclude the non-cash impact of amortization of intangible assets acquired in a business combination, stock-based compensation, and impairment of goodwill and long-lived assets.

(4)	Adjusted invested capital is a non-GAAP measure which substitutes adjusted operating income for net income (loss) in the average return on invested capital calculation (2).

We completed the GPT acquisition on October 31, 2019.  GPT's results are consolidated with Mesa's financial statements beginning November 1, 2019, the first full day following the acquisition. Prior period results have not been recast and are therefore not comparable with the year ending March 31, 2020. We increased cash through public offerings of common stock with net proceeds of $84,995 and the issuance of $172,500 aggregate principal amount of 1.375% Convertible Senior Notes for net proceeds of $167,070. We used $181,547 of the proceeds to fund the GPT Acquisition.

Reconciliation of Non-GAAP Measure

Adjusted operating income (which excludes the non-cash impact of amortization of intangible assets acquired in a business combination, stock-based compensation and impairment of goodwill and long-lived assets) is used by management as a supplemental performance and liquidity measure, in order to compare current financial performance to historical performance, assess the ability of our assets to generate cash and the evaluation of potential acquisitions.

Adjusted operating income should not be considered an alternative to, or more meaningful than, net income (loss), operating income, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of adjusted operating income, a non-GAAP measure:

	Year Ended March 31,
	2020	2019	2018	2017	2016
Operating income	$7,494	$9,781	$2,183	$16,313	$16,323
Amortization of intangible assets acquired in a business combination	10,637	7,090	6,929	6,450	5,787
Stock-based compensation	5,525	4,212	1,672	1,411	1,327
Impairment loss on goodwill and long-lived assets	276	4,774	13,819	--	--
Adjusted Operating income	$23,932	$25,857	$24,603	$24,174	$23,437

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, unless specified)

Overview

Mesa Labs is a multinational manufacturer, developer, and marketer of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in the U.S., Canada, Europe, Japan, and by distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of March 31, 2020, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring (formerly referred to as Cold Chain Monitoring), each of which are described further in Results of Operations below.  Non-reportable operating segments (including our Cold Chain Packaging Division which ceased operations during the year) and unallocated corporate expenses are reported within Corporate and Other.

Our revenues come from product sales, which includes hardware and software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts. Revenues increase as a result of organic or inorganic revenues growth. Inorganic revenues growth is driven by acquisitions.

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

Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable TM by growing our business both organically and through further acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent.

Organic Revenues Growth

Organic revenues growth is primarily driven by the expansion of our customer base, increase in sales volumes, and price increases. Our ability to increase organic revenues is effected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins.

Inorganic Revenue Growth - Acquisitions

Over the past decade, we have consummated a number of transactions accounted for as business combinations as part of our growth strategy. The acquisitions of these businesses, which are in addition to organic revenues growth, have allowed us to expand our product offering, globalize our company, and increase the scale at which we operate, which in turn affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose to Protect the Vulnerable TM.

On October 31, 2019, we completed the largest acquisition in our company's history, whereby we acquired 100% of the outstanding shares in Gyros Protein Technologies Holding AB ("GPT" and the "GPT acquisition") for a final adjusted cash purchase price of $181,547 net of cash acquired, which we funded using cash and cash equivalents. The newly-acquired company is a new reportable segment, which we refer to as the Biopharmaceutical Development division. We began consolidating the results of the division into our financial statements beginning on November 1, 2019, the first full day following the acquisition.

On April 1, 2019, we completed a business acquisition (the “IBP Acquisition”) whereby we acquired the common stock of IBP Medical GmbH, a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.

Improving Our Operating Efficiency

We maximize the value in both our existing businesses and those that we acquire by implementing efficiencies in our manufacturing and administrative operations. We achieve efficiencies using the four pillars that make up The Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche business. The Mesa Way is focused on: Measuring what matters using our customers' perspective and setting high standards for performance; Empowering teams to improve operationally and exceed customer expectations; Steadily improving using lean-based tools designed to help us identify the root cause of opportunities and prioritize the biggest opportunities; and Always learn so that performance continuously improves.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team approach. It is our exceptionally talented workforce that works together and uses our lean-based tool set to find ways to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our shareholders.

Novel Coronavirus Pandemic

During March 2020, the impact from the spreading of a novel strain of coronavirus ("COVID-19") was declared a global pandemic by the World Health Organization and a National Public Health Emergency in the United States. The consequences of the outbreak and impact to the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The pandemic has affected our operating segments in various ways. Some of our operating segments have encountered challenges, while headwinds in the Sterilization and Disinfection Control division have been offset by temporary advanced buying by certain customers to protect their supply chains. During January and February, some of the instrument sales in our Biopharmaceutical Development Division were delayed as a result of government restrictions in China that postponed non-emergency health care activities, prohibiting us from delivering products to businesses there. Additionally, gatherings such as industry conferences were cancelled, and our sales force was no longer allowed to go on-site at many of our potential customers' locations to demonstrate or install products, resulting in declining sales leads. As March progressed, we were able to deliver some instruments in China. However, as COVID-19 spread globally, the impact initially experienced in China expanded to other countries in Asia and Europe in late February, and more broadly across Europe and the U.S. during the last few weeks of March. As the broader healthcare industry and academia in these countries curtailed operations or shifted their resources to fighting COVID-19, leads and sales of products in our Biopharmaceutical Development, Continuous Monitoring, and Instruments divisions declined. Our Continuous Monitoring and Biopharmaceutical Development divisions also experienced slower sales growth during March and continuing into the quarter ending June 30, 2020 as a result of an inability to go to customer sites to install or service products because of government regulations or customer's restrictions in effect. Our Instruments division has experienced sales declines beginning in March and continuing into our quarter ending June 30, 2020 as our customers began to limit discretionary spending in response to economic uncertainty. Due to the critical nature of many of our products, we anticipate a gradual return to more normal demand for our products as the broader healthcare industry and other served industry verticals slowly return to more normal levels. Additionally, we believe that COVID-19-related restrictions will continue to have a negative impact during the fiscal year that we are unable to quantify at this time. Our Sterilization and Disinfection Control division increased sales throughout our fourth quarter as the consumable and critical nature of the products sold in that division makes it necessary for customers to continue to purchase them to continue to meet regulatory requirements. Additionally, a few products in this division are used in connection with healthcare equipment deployed in the fight against COVID-19; for example, certain products can be used to confirm the efficacy of sterilization procedures for personal protective equipment which in some cases is now being washed and reused.

As COVID-19 has continued to spread and significantly affect markets around the world, we implemented plans that are focused on ensuring the safety of our employees, while continuing to deliver our goods to customers across the world. Due to the critical nature of our products and services, we are generally exempt from governmental orders in the U.S. and other countries requiring businesses to suspend operations. Nevertheless, the pandemic brought a material disruption to the operations of the Company. To protect employees and comply with regulations and recommendations to limit gatherings and increase social distancing, we require office-based employees to work remotely, and we implemented enhanced safety protocols at our manufacturing facilities, including operating with split shifts to reduce the size of the workforce on premises, performing temperature checks at the start of shifts, and maximizing the amount of space between workspaces. We have taken aggressive steps to limit the exposure and enhance the safety of our facilities for employees working so that we can continue to supply products and services to hospitals and other customers, and we implemented strict travel restrictions. Additionally, we are working closely with our suppliers to develop contingency plans for potential supply interruptions.

General Trends and Outlook

During the year ended March 31, 2020, we worked to maximize the efficiency of our operations to prepare for future growth, including hiring key personnel to our operations, administration, and sales and marketing teams, and leveraging The Mesa Way. Additionally, we completed two acquisitions, including the largest in our company's history. During the year ended March 31, 2020, we exited the cold chain packaging business which was our least profitable segment and was no longer aligned with our long-term strategic goals. During the fourth quarter of our fiscal year, we were affected by the global COVID-19 pandemic, which is discussed in more detail above.

Even given the broad impact of the COVID-19 crisis, the demand for Sterilization and Disinfection Control products has remained fairly strong, as both the critical and disposable nature of these products makes them less sensitive to general economic conditions. The worldwide market for sterilization and disinfection control products is growing as more countries focus on verifying the effectiveness of sterilization and disinfection processes and some of the products used in this division can be used support the changing environment resulting from COVID-19. For example, the products can be used to confirm the efficacy of sterilization procedures for personal protective equipment which in some cases is now being washed and reused. Demand for instruments sold by our Instruments and Biophrmaceutical Development divisions as well as Continuous Monitoring segment's products has declined somewhat during the fourth quarter of our fiscal year as a result of COVID-19. Although demand for the Biopharmaceutical Development division's products has increased in recent years, the global pandemic has inhibited our ability to use proven strategies to market and sell these products. However, when travel restrictions are lifted and we are able to go on-site at customer facilities, we expect to continue to grow revenues organically, and improve gross margins as we integrate the division into our business.

Sales of our hardware products have historically been more sensitive to general economic conditions than sales of our consumables and subscription-based software.  Uncertainty about global economic conditions may cause businesses to postpone spending in response to tighter credit, unemployment, negative financial news and/or declines in income or asset values. Worldwide and regional economic conditions could also reduce the demand for our products and services as our customers reduce or delay capital equipment and other types of purchases. We expect this trend to continue and to result in lower sales in our Instruments, Biopharmaceutical Development, and Continuous Monitoring, and divisions until the broader  healthcare industry returns to normal levels. Please refer to "The ongoing COVID-19 pandemic and any possible occurrence of other epidemics or other widespread public health problems could have a material adverse effect on our business and financial condition" within Item 1A. Risk Factors.

We are working on several research and development projects that, if completed, may result in enhanced or new products for both existing customers and new markets.  We are hopeful that we will have enhanced or new products and services available for sale in the coming fiscal year.

As discussed in Note 10. "Indebtedness" and Note 11. "Stock Transactions and Stock-Based Compensation" within Item 8. Financial Statements and Supplementary Data we completed a convertible debt offering and an equity offering of our common stock, which provided $252,065, net of discounts and debt issuance costs. We used a significant portion of the money raised to fund the GPT Acquisition, and we intend to use the remaining funds in the future to continue our acquisition strategy and for general corporate purposes.

Excluding the results of Cold Chain Packaging, which we exited during fiscal year 2020, overall revenues increased 20%, organic revenues growth was 2%, and gross profit increased 7% for the year ended March 31, 2020.  Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit Margin as a % of Revenues
	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2020	Year Ended March 31, 2019	Year Ended March 31, 2020	Year Ended March 31, 2019
Sterilization and Disinfection Control	$49,660	$46,297	7%	0%	72%	69%
Instruments	37,984	36,125	(1%)	6%	64%	63%
Biopharmaceutical Development	13,851	--	N/A	N/A	3%	N/A
Continuous Monitoring	13,729	13,806	(7%)	3%	30%	40%
Mesa's reportable segments	$115,224	$96,228	2%	2%	56%	63%
Corporate and Other	2,463	6,907	(56%)	18%	17%	9%
Total Company	$117,687	$103,135	(1%)	3%	55%	59%

Results of Operations

Our results of operations and period-over-period change are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8. Financial Statements and Supplementary Data (in thousands, except percent data).

Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2019, filed on June 3, 2019, as amended, for a comparison of fiscal year 2019 results of operations to the fiscal year 2018 results of operations.

Our condensed consolidated results of operations are as follows:

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$117,687	$103,135	$96,179	14%	7%
Cost of revenues	52,754	42,219	41,560	25%	2%
Gross profit	64,933	60,916	54,619	7%	12%
Operating Expenses	57,439	51,135	52,436	12%	(2%)
Operating Income	7,494	9,781	2,183	(23%)	348%
Net income (loss)	$1,349	$7,484	$(2,962)	(82%)	NM

NM - Not meaningful.

Reportable Segments

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Sterilization and disinfection control products are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$49,660	$46,297	$43,260	7%	7%
Gross margin	35,758	31,861	29,333	12%	9%
Gross margin as a % of revenues	72%	69%	68%	3%	1%

Sterilization and Disinfection Control revenues increased 7% as a result of organic revenues growth, which was achieved through volume increases with existing customers, acquisition of new customers, and to a lesser extent, modest price increases. Sales in our Sterilization and Disinfection Control Division increased throughout the fourth quarter as the consumable and critical nature of the products sold in that division makes it necessary for customers to continue to purchase them, despite economic uncertainty.

Sterilization and Disinfection Control gross profit margin percentage increased 3 percentage points during the year ended March 31, 2020 compared to the year ended March 31, 2019 primarily due to efficiencies gained both operationally and from higher sales volumes.

Instruments

Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Instrument products have a longer life, and their purchase by our customers is discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$37,984	$36,125	$34,104	5%	6%
Gross margin	24,229	22,866	20,395	6%	12%
Gross margin as a % of revenues	64%	63%	60%	1%	3%

Instruments revenues increased 5% for the year ended March 31, 2020 compared to the year ended March 31, 2019. Increased revenues resulting from the acquisition of IBP, which was completed on April 1, 2019, were partially offset by a 1% decline in organic revenues growth, primarily as a result of lower sales volumes in the fourth quarter of fiscal year 2020. Sales declines beginning in March were a result of customers limiting their capital spending in light of economic uncertainty stemming from COVID-19.

During the year ended March 31, 2020, Instruments gross margin percentage improved slightly from operational efficiencies gained from higher sales volumes and favorable product mix primarily in the first three quarters of the year ended March 31, 2020.

Biopharmaceutical Development

With the acquisition of GPT during the third quarter of fiscal year 2020, which is discussed further in  Item 8. Financial Statements and Supplemental Data Note 4. "Significant Transactions", we added a new reportable segment: Biopharmaceutical Development. Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$13,851	$--	$--	N/A	N/A
Gross margin	382	--	--	N/A	N/A
Gross margin as a % of revenues	3%	--%	--%	N/A	N/A

Revenues in the Biopharmaceutical Development division represent revenues from November 1, 2019 until March 31, 2020. Biopharmaceutical Development's sales during the three months ended March 31, 2020 were negatively impacted by the economic uncertainty and social restrictions related to the COVID-19 pandemic. Global efforts to stop the spread of COVID-19 and the resulting shut down or slowing of many facets of our society and commerce have resulted in reduced demand as we are unable to market our products at industry conferences or go on-site to customers' locations to demonstrate the products; in certain cases, we have been unable to ship products because customers are not in their facilities to accept deliveries.

Biopharmaceutical Development's gross margin includes $8,502 of amortization of the inventory step-up recorded in purchase accounting related to the GPT acquisition. Excluding the step-up amortization, gross margin for the period ended March 31, 2020 would have been $8,884, and gross profit margin would have been 64%.

Continuous Monitoring

Our Continuous Monitoring Division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. Continuous monitoring products and systems have a longer life, and their purchase by our customers is discretionary, so sales are sensitive to general economic conditions. Continuous monitoring products may be sold in conjunction with a perpetual or subscription-based software license, which may be required for the related hardware to function. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our continuous monitoring systems.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$13,729	$13,806	$12,978	(1%)	6%
Gross margin	4,146	5,582	3,854	(26%)	45%
Gross margin as a % of revenues	30%	40%	30%	(10%)	10%

Continuous Monitoring total revenues decreased 1% during the year ended March 31, 2020. The decrease was a result of a 7% decrease in organic revenues, partially offset by a full year of revenues from the Point Six Wireless acquisition which was completed partway through our year ended March 31, 2019.   The business was also significantly impacted during the three months ended March 31, 2020 resulting from the shut down and slowing of many facets of global society and the economy during the three months ended March 31, 2020 in response to the COVID-19 outbreak. Specifically, we have not been able to go on-site to many of our customers' facilities to install systems.

Continuous Monitoring gross profit margin percentage decreased 10 percentage points for the year ended March 31, 2020, primarily due to lower than planned service revenues volumes while we continued to pay many of our salaried technicians who were unable to complete revenue-generating orders, and higher than expected hardware prices from certain vendors. Subsequent to March 31, 2020, we reorganized this business unit, which we believe will allow it to operate more efficiently. This reorganization is one step in our road map to improve the division's operations and resulting gross margin percentage.

Corporate and Other

Corporate and Other primarily consists of results from our Cold Chain Packaging Division which was dissolved during the year ended March 31, 2020 and is no longer considered a reportable segment, as well as unallocated corporate expenses.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Revenues	$2,463	$6,907	$5,837	(64%)	18%
Gross margin	418	607	1,037	(31%)	(41%)
Gross margin as a % of revenues	17%	9%	18%	8%	(9%)

We made the decision to exit the packaging business (which formerly comprised the Cold Chain Packaging Reportable Segment) because it has historically been our least profitable segment and was no longer aligned with our long-term strategic goals. During the year ended March 31, 2020, we stopped providing consulting services, and we stopped seeking or accepting new customers. We reduced the division's costs by relocating most of the administrative functions to our headquarters in Lakewood, Colorado, and eliminating the division's sales force. Throughout the year ended March 31, 2020, we assisted our customers in transitioning their business to other packaging vendors. During the three months ended December 31, 2019, we completed the process of liquidating our remaining inventory and exiting the business. We incurred $51 and $150 of costs associated with exiting the packaging business, consisting of severance and facility closure expenses during the years ended March 31, 2020 and March 31, 2019, respectively. All amounts have been paid and no further exit costs are expected to be incurred.

Operating Expenses

Operating expenses for the year ended March 31, 2020 increased 12% in total compared to the year ended March 31, 2019. Operating expenses decreased 2% in total during the year ended March 31, 2019 compared to the year ended March 31, 2018.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Selling expense	12,910	8,260	8,823	56%	(6%)
As a percentage of revenues	11%	8%	9%	3%	(1%)

Selling expense increased 56% for the year ended March 31, 2020 as compared to the year ended March 31, 2019, primarily as a result of selling costs incurred by GPT, which we acquired on October 31, 2019. Excluding the impact of GPT, selling expenses would have increased slightly. Costs associated with GPT's sales force are expected to continue to result in higher selling expense as a percent of sales than Mesa has incurred historically; however, increases are expected to begin to normalize once the Biopharmaceutical Development division returns to normal sales levels.

General and Administrative

Labor costs, non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
General and administrative expense	37,826	31,295	26,255	21%	19%
As a percentage of revenues	32%	30%	27%	2%	3%

General and administrative expenses increased $6,531 during the year ended March 31, 2020, due primarily to increased amortization of intangible assets associated with the acquisition of GPT, general and administrative costs incurred by GPT since the business was consolidated with ours on November 1, 2019, increased stock-based compensation expense, and $1,399 of acquisition-related costs for the GPT acquisition.

Research and Development

Research and development expense is predominantly comprised of labor costs and third-party consultants.

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Research and development expense	6,355	3,506	3,539	81%	(1%)
As a percentage of revenues	5%	3%	4%	2%	(1%)

Research and development expenses for the year ended March 31, 2020 increased 81% compared to the year ended March 31, 2019 primarily as a result of research and development costs incurred by GPT since we acquired the company. The remaining increase is attributable to incremental investments in research and development to enhance existing products.

Impairment Loss on Goodwill and Long-Lived Assets

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Impairment of goodwill and long-lived assets expense	298	4,774	13,819	(94%)	(65%)
As a percentage of revenues	--%	5%	14%	(5%)	(9%)

Year ended March 31, 2020 versus March 31, 2019

During the year ended March 31, 2020, we exited the Packaging business and as a result, we impaired the remaining $276 balance of goodwill and intangible assets associated with the division. Impairment loss on goodwill and long-lived assets of $4,774 recorded during the year ended March 31, 2019 was primarily associated with our Packaging Division.

Year ended March 31, 2019 versus March 31, 2018

Impairment of goodwill and long-lived assets is associated with a $13,819 impairment charge related to our Packaging Division, which was taken in response to lower than forecasted expected revenues and gross profit.

Legal Settlement

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Legal settlement expense	50	3,300	--	(98%)	N/A
As a percentage of revenues	--%	3%	--%	(3%)	3%

During the year ended March 31, 2019, we recorded a $3,300 legal settlement expense; see Note 15. “Commitments and Contingencies” within Item 8. Financial Statements and Supplementary Data.

Nonoperating Expense

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Nonoperating expense	4,061	1,158	1,882	251%	(38%)

Nonoperating expense increased during the year ended March 31, 2020 primarily because of interest expense and amortization of debt discounts related to our convertible note which was issued in the second quarter of our fiscal year. During the year ended March 31, 2019, we had a significantly lower debt balance on which we were accruing and paying interest. Interest income increased during the year ended March 31, 2020 because of interest earned on a money market account. In March 2020, in response to the recent outbreak of COVID-19 and resulting economic slowdown, the Federal Reserve reduced the federal funds rate to a range of 0.0% to 0.25%, which will affect our interest income in future periods. Other income and expense net, is comprised primarily of foreign currency transaction gains and losses.

Income Taxes

	Year Ended March 31,			Percentage Change
	2020	2019	2018	2020 vs. 2019	2019 vs. 2018
Income tax expense	2,084	1,139	3,263	83%	(65%)
Effective tax rate	61%	13%	1,084%	48%	(1,071%)

Our income tax rate varies based upon many factors but in general, we anticipate that on a go-forward basis, our effective tax rate will be approximately 26%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; (please see Note 14. “Income Taxes” within Item 8. Financial Statements and Supplementary Data). Our effective tax rate increased during the year ended March 31, 2020 because of the increase in amortization expense of intangible assets acquired in a business combination, a significant portion of which is not deductible; higher effective tax rates in certain foreign jurisdictions that we operate in; and an increase in our valuation allowance. Additionally, the deductibility of executive compensation is limited under section 162(m); however, the effect of this is offset by tax benefits associated with share-based payment awards to employees.  The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program.

Net Income

Net income for the year ended March 31, 2020 varied with the changes in revenues, gross profit, and operating expenses (which includes $10,637, $8,502, $5,525, and $4,816 of non-cash amortization of intangible assets acquired in a business combination, amortization of inventory step-up, stock-based compensation expense, and interest expense and discount amortization on the Notes, respectively).

Seasonality

Our Biopharmaceutical Development division is subject to modest seasonal fluctuations that align with the budget cycles of our customers. Sales of capital equipment and consumables for that segment are typically the lowest in the first calendar quarter of the year, and highest during the fourth calendar quarter of the year (which is the third quarter of our fiscal year). The other reportable segments are typically not subject to seasonality.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. Although the COVID-19 pandemic has resulted in lower sales in certain reportable segments, we continue to believe that we have the liquidity required to continue operations during this volatile period. However, we are taking steps to reduce cash outlays and expenses, including limiting travel and reducing hiring new employees. As of March 31, 2020, we had a cash balance of $81,380, and the balance on our convertible debt is not due until 2025. Additionally, we believe that we have access to equity and credit markets if necessary. However, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities.  We had working capital of $96,784 and $9,962, respectively, at March 31, 2020 and 2019. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

During the year ended March 31, 2020, we paid $181,547 adjusted cash purchase price to acquire all of the outstanding shares of GPT. We funded the acquisition using proceeds from an equity offering and a convertible debt issuance.

On August 12, 2019, we completed a public offering of 431,250 shares of our common stock, which includes the underwriters' exercise in full of an option to purchase up to an additional 56,250 shares. The total proceeds from the offering, net of underwriting discounts, commissions, and other offering expenses that we paid totaled $84,995.

On August 12, 2019, we issued $172,500 in aggregate principal amount of 1.375% Convertible Senior Notes due in 2025, which included the underwriters' exercise in full of an option to purchase an additional $22,500 aggregate principal amount of the Notes. The proceeds from the offering, after deducting underwriting discounts, commissions, and other offering expenses we paid, were $167,070. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with our first payment made on February 15, 2020. These Notes can be converted prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion notices are received from holders of the Notes.   We were in compliance with all debt agreements at March 31, 2020 and for all prior years presented and have met all debt payment obligations. Refer to Note 10. "Indebtedness" within Item 8. Financial Statements for more details on these transactions.

We paid off the interest bearing debt issued under our Term Loan and Line of Credit during the three months ended September 30, 2019 and terminated the Credit Facility during the three months ended December 31, 2019 due to the issuance of the Notes.

During the year ended March 31, 2020, we paid $3,300 to fulfill our liability under a class action lawsuit that was settled during our fiscal year ending March 31, 2020; see Note 15. “Commitments and Contingencies” within Item 8. Financial Statements.

We routinely evaluate opportunities for strategic acquisitions. Even after the GPT Acquisition, we currently have significant cash and cash equivalents on hand, but future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities. Under the terms of the IBP agreement, we are required to pay contingent consideration if the company is able to achieve certain regulatory milestones. The potential undiscounted consideration payable ranges from $0 to $490, depending on whether units being developed are certified for sale by U.S. and foreign regulatory bodies. We currently believe that it is more likely than not that all aspects of the contingency will be achieved and we expect to pay $490 during the year ending March 31, 2021.

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share each quarter of the years ended March 31, 2020, March 31, 2019, and March 31, 2018.

In April 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2020, to shareholders of record at the close of business on May 29, 2020.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position and other considerations.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows:

	Year Ended March 31,
	2020	2019	2018
Net cash provided by operating activities	$26,559	$30,554	$25,719
Net cash (used in) investing activities	(185,585)	(3,880)	(17,184)
Net cash provided by (used in) financing activities	231,277	(21,672)	(9,024)

Cash flows from operating activities for the year ended March 31, 2020 provided $26,559, reflecting net income of $1,349, and $28,347 of non-cash charges, such as depreciation, amortization, non-cash interest expense,  inventory step-up amortization, change in inventory reserve, deferred taxes, and stock-based compensation charges. Non-cash activities were offset by unfavorable changes in various other operating assets and liabilities.  Cash used in investing increased as a result of the acquisition of GPT and IBP in the current year and decreased as a result of the sale of our old facility in Bozeman during the prior year. Cash provided by financing increased due to proceeds raised through our convertible debt offering and equity offering, which were both completed in August 2019, partially offset by increased payments of debt.

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

Revenue Recognition

Our revenues come from product sales, which include hardware and software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts. Revenue is recognized when obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to our customers. We recognize as revenue the amount of consideration we expect to receive in exchange for transferring products or services to our customers (the transaction price). For all revenue arrangements, prices are fixed at the time of purchase and no price protections or variables are offered. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration. We generally recognize revenues as follows:

Product sales: Our performance obligations related to the sale of instruments and consumable generally consist of the promise to sell tangible goods to distributors or end users. Ownership of these goods is typically transferred at the time of shipment, at which time we have satisfied our performance obligation. Evidence of an arrangement is typically in the form of a purchase order. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied, typically by shipping ordered products.

Services: We generally generate service revenues from three categories: 1) discrete installation or testing of our hardware and software, 2) discrete but recurring calibration and maintenance of our hardware or, 3) contracted and recurring testing and maintenance services and software license subscriptions. Performance obligations arise from service contracts when discrete services are contracted in advance and performed at a future time, often at the time of the customer's choosing. In this case, the performance obligation is satisfied and revenue is recognized upon the customer's acceptance of the completion of specified work. Alternately, service revenue may be recognized for contracted services or maintenance provided continually over a period of time, and our performance obligations are satisfied by completing any service that is contractually required, if applicable, or simply by the passage of time if no services are required or requested. For contracted services, revenue is recognized on a straight-line basis over the life of the service contract, which is a faithful depiction of these annual service contracts that may or may not be invoked. Evidence of a service arrangement may be in the form of a formal contract or a purchase order.

Collectability is reasonably assured through our customer credit and review process, and payment is typically due within 60 days or less. We elected the practical expedient allowing us to expense commission costs as incurred. For the substantial majority of our contracts that have an original duration of one year or less, we have not disclosed the transaction price for future performance obligations as of the end of each reporting period or when we expect to recognize sales. Additionally, we have elected the practical expedient which permits us to not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a financing component as of March 31, 2020.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

Inventories

Inventories are stated at the lower of cost or net realizable value, using the weighted average method to determine cost. We evaluate labor and overhead costs annually, unless specific circumstances necessitate a mid-year evaluation for specific items. Our work in process and finished goods inventory includes raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. The substantial majority of our Sterilization and Disinfection Control inventory is tracked by lot number thus labor is generally based on actual hours.

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

Acquired Intangibles

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges that we may incur.

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of products or selling, general and administrative expense in the Statements of Operations. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. If impairment indicators are present, we determine whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. The fair value measurement for asset impairment is based on Level 3 inputs. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. We continue to believe that our definite-lived intangible assets are recoverable at March 31, 2020, even given the economic uncertainty caused by COVID-19.

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Goodwill is tested for impairment during the fourth quarter of each year, or more frequently as warranted by events or changes in circumstances mentioned above. We accounted for the economic uncertainty caused by the COVID-19 pandemic when conducting our goodwill impairment analysis during the fourth quarter of our year ended March 31, 2020.

We begin by using the optional qualitative assessment for goodwill to determine whether it is more likely than not that the carrying value of a reporting unit exceeds its fair value, as permitted by the accounting guidance. If, after this qualitative assessment, we determine that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then no further quantitative testing would be necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the reporting unit’s carrying value exceeds its fair value. The fair value of the reporting unit is determined using an income approach, which relies heavily on Level 3 inputs. During the year ended March 31, 2020, we ceased operation of our Cold Chain Packaging Division and impaired all remaining goodwill associated with the reporting unit. Our qualitative and quantitative goodwill assessments over the remaining reportable segments in use during the year ended March 31, 2020 concluded that goodwill is not impaired as of March 31, 2020.

Debt Accounting

Our long-term debt balance is related to our 1.375% Convertible Senior Notes due 2025, which were issued in August 2019 and are carried at their principal amount less unamortized debt discount. We account for our convertible notes as separate liability and equity components. We estimate the carrying amount of the liability component by estimating the fair value of a similar liability that does not have an associated conversion feature. We allocate transaction costs related to the issuance of convertible notes to the liability and equity components using the same proportions as the initial carrying value of the convertible notes. The carrying value of the equity component is calculated by deducting the carrying value of the liability component from the principal amount of the convertible notes as a whole. The difference represents a debt discount that is amortized to interest expense in our consolidated statement of operations over the term of the convertible notes using the effective interest rate method. We assess the equity classification of the cash conversion feature quarterly. We allocated transaction costs related to the issuance of the Notes to the liability and equity components using the same proportions as the initial carrying value of the Notes.

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock options. The Black-Scholes model requires assumptions to be made regarding our stock price volatility, the expected life of the award and expected dividend rates. The volatility assumption and the expected life assumptions are based on our historical data. Similarly, the compensation expense of performance share awards is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for performance shares. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of our achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our options, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards, our stock-based compensation expense and results of operations could have been different.

During the years ended March 31, 2020 and March 31, 2019, we began granting significantly more full-value awards, including full value awards that are subject to performance conditions. Unrecognized stock-based compensation expense for RSUs that we have determined are probable of vesting was $3,654 as of March 31, 2020 and is expected to be recognized over a weighted average period of 1.7 years. Unrecognized stock-based compensation expense for PSUs that we have determined probable of vesting was $4,455 as of March 31, 2020, and is expected to be recognized over a weighted average period of 1.6 years.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements

As of March 31, 2020, we have no obligations or interests which qualify as off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2020, our contractual obligations, including payments due by period, are as follows:

		Payments Due During Years Ended March 31, (a)
		(in thousands)
	Total	2021	2022-2023	2024-2025	Thereafter
Purchase Commitments	$3,961	$3,961	$--	$--	$--
Convertible senior notes	$172,500	$--	$--	$--	$172,500
Interest payments on convertible senior notes	$12,749	$2,372	$4,744	$4,744	$889
Lease liabilities	$2,357	$1,095	$1,262	$-	$--
Total	$191,567	$7,428	$6,006	$4,744	$173,389

(a) Amounts reported in local currencies have been translated at the March 31, 2020 exchange rates.

(b) Our purchase commitments consist primarily of open purchase orders, which we have established to take advantage of volume discounts for materials and to ensure a reliable supply of critical parts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. These exposures have increased as a result of the GPT Acquisition, which conducts a substantial portion of its business in Swedish Krona. A hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $3,250 after tax reduction in net earnings over a one-year period. Actual changes in market prices or rates may differ from hypothetical changes.

Beginning during our fiscal year ended March 31, 2020, we held investments in money market funds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, credit quality of the issuer, or other factors.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Mesa Laboratories, Inc.

Lakewood, Colorado

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mesa Laboratories, Inc. (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each year in the two-year period ended March 31, 2020; and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019, and the results of its operations and its cash flows for each year in the two-year period ended March 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO”) and our report dated June 1, 2020 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination
Description of the Matter

As disclosed in Note 4 to the financial statements, the Company completed an acquisition of 100% of the outstanding shares of Gyros Protein Technologies Holding AB for total cash consideration of approximately $181.5 million, net of cash acquired, on October 31, 2019. The Company accounted for the transaction as a business combination by applying the acquisition method of accounting.  Accordingly, the assets acquired and liabilities assumed were recognized at their respective fair values. Auditing management’s accounting for the business combination was challenging due to the significant judgments and estimation required by management to determine the preliminary fair values of certain intangible assets and inventory. The significant estimations uncertainty are primarily due to the complexity of the valuation models used to measure the fair value of the intangible assets and the sensitivity of the respective fair value estimates to the significant underlying assumptions. The significant assumptions used to estimate the preliminary fair values of the customer relationships, trade name, and acquired technology consists of future cash flows and expenses discounted at an estimated weighted average cost of capital, which includes revenue growth rates, customer attrition, and useful lives. The significant assumption used to estimate the preliminary fair value of the inventory consisted of future sales of the acquired inventory based on comparative sales with customers. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding of the Company’s acquisition process and evaluated the design and tested the operating effectiveness of controls over the Company’s valuation of the acquired assets. Our audit procedures included, among others, evaluating the appropriateness of Company's valuation methodology, significant assumptions used by the Company, and evaluating the completeness and accuracy of the underlying data supporting the significant assumptions and estimates. We involved our valuation specialists to assist with our evaluation of the selection and application of the valuation methodology used by the Company and certain significant assumptions included in the fair value estimates. We assessed the estimated future cash flows by obtaining an understanding of the underlying assumptions and compared to historical performance. We examined the inputs to the weighted average cost of capital assumptions. We also performed sensitivity analyses of the significant assumptions within the valuation models by varying key assumptions within an observable range.

Effect on financial statements of material weakness in internal control over financial reporting
Description of the Matter

As disclosed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company identified a material weakness related to ineffective information technology general controls ("ITGCs") in the areas of user access and program change management over certain information technology (IT) systems that support the Company’s financial reporting processes. The Company’s business process controls (both automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.  As a result of the material weakness we were required to increase our audit effort and modified the nature and extent of audit evidence obtained.

How We Addressed the Matter in Our Audit

Significant auditor judgment was required to design and execute the incremental audit procedures related to the IT applications and financial statement account balances affected by the ineffective internal controls and to assess the sufficiency of the procedures performed and evidence obtained. Auditing the significant financial statement accounts affected by the material weakness in ITGCs was determined to be a critical audit matter because significant auditor judgment and the assistance of IT professionals was required to design and execute the incremental audit procedures related to the IT applications and to assess the sufficiency of the procedures performed and evidence obtained.

We involved our IT professionals to assist us in performing additional audit procedures related to users with access to IT applications, including procedures to assess users with potential segregation of duties conflicts and critical and sensitive access rights.  Furthermore, we evaluated the impact on relevant account balances, taking into account the complexity of the business processes impacted by the user access controls. This included lowering the testing threshold, increasing the samples for instances related to obtaining external documentation and confirmations, and tailoring the audit procedures for the impacted accounts compared to what we would have performed if the Company’s ITGCs were operating effectively.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 1986.

Denver, Colorado

June 1, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Mesa Laboratories, Inc.

Lakewood, Colorado

Opinion on Internal Control Over Financial Reporting

We have audited Mesa Laboratories, Inc. (the “Company”) internal control over financial reporting as of March 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, because of the material weakness described below on the achievement of objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Mesa Laboratories, Inc. (the “Company”) as of March 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each year in the two-year period ended March 31, 2020; and the related notes (collectively referred to as the “financial statements”) and our report dated June 1, 2020, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Deficiencies were identified in the Company’s Information Technology General Controls (ITGCs) that are designed to prevent or detect unauthorized access or changes to certain information technology (IT) systems that support the Company’s financial reporting processes. There were ineffective ITGCs in the areas of logical access, including critical failures related to user administration, and change management over certain IT systems that support the Company’s financial reporting processes.  As a result, business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated June 1, 2020, on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded an acquired entity from its assessment of internal control over financial reporting as of March 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded this entity from our audit of internal control over financial reporting. The acquired entity represents 45% and 12% of consolidated total assets and revenues, respectively, for the year ended March 31, 2020.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Plante & Moran, PLLC

Denver, Colorado

June 1, 2020

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors of

Mesa Laboratories, Inc.

Lakewood, Colorado

OPINION ON THE FINANCIAL STATEMENTS

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Mesa Laboratories, Inc. (the “Company”) for the year ended March 31, 2018; and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the operations of the Company and its cash flows for the year ended March 31, 2018 in accordance with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ EKS&H LLLP

June 5, 2018

Denver, Colorado

We began serving as the Company's auditor in 1986. In 2018 we became the predecessor auditor.

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	March 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$81,380	$10,185
Accounts receivable, less allowances of $159 and $121, respectively	21,132	12,516
Inventories, net	14,230	6,772
Prepaid income taxes	1,914	2,552
Prepaid expenses and other	4,136	1,598
Total current assets	122,792	33,623
Property, plant and equipment, net	22,066	22,225
Deferred tax asset	11,461	1,323
Other assets	2,480	--
Intangibles, net	119,871	33,219
Goodwill	141,536	66,377
Total assets	$420,206	$156,767

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,408	$2,898
Accrued payroll and benefits	8,940	7,324
Current portion of long-term debt	--	2,125
Unearned revenues	6,814	3,965
Contingent consideration	504	45
Estimated Legal Liabilities	50	3,300
Other accrued expenses	6,292	4,004
Total current liabilities	26,008	23,661
Deferred tax liability	32,549	1,077
Long-term debt, net of debt issuance costs and current portion	--	20,613
Convertible senior notes, net of discounts and debt issuance costs	140,278	--
Other long-term liabilities	1,358	105
Total liabilities	200,193	45,456
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 4,387,140 and 3,890,138 shares, respectively	158,023	39,823
Retained earnings	71,930	73,303
Accumulated other comprehensive (loss)	(9,940)	(1,815)
Total stockholders’ equity	220,013	111,311
Total liabilities and stockholders’ equity	$420,206	$156,767

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended March 31,
	2020	2019	2018

Revenues
Product	$93,401	$81,798	$74,386
Service	24,286	21,337	21,793
Total revenues	117,687	103,135	96,179
Cost of revenues
Cost of products	40,874	30,250	29,877
Cost of services	11,880	11,969	11,683
Total cost of revenues	52,754	42,219	41,560
Gross profit	64,933	60,916	54,619
Operating expenses:
Selling	12,910	8,260	8,823
General and administrative	37,826	31,295	26,255
Research and development	6,355	3,506	3,539
Impairment of goodwill and long-lived assets	298	4,774	13,819
Legal settlement	50	3,300	--
Total operating expenses	57,439	51,135	52,436
Operating income	7,494	9,781	2,183
Nonoperating expense:
Interest expense and amortization of debt discount	5,504	1,749	1,853
Interest income	(960)	(29)	(5)
Other (income) expense, net	(483)	(562)	34
Total nonoperating expense	4,061	1,158	1,882
Earnings before income taxes	3,433	8,623	301
Income tax expense	2,084	1,139	3,263
Net income (loss)	$1,349	$7,484	$(2,962)

Earnings (loss) per share:
Basic	$0.32	$1.95	$(0.79)
Diluted	0.31	1.86	(0.79)

Weighted-average common shares outstanding:
Basic	4,200	3,839	3,770
Diluted	4,371	4,033	3,770

*Accumulated other comprehensive (loss) income

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands except per share data)

	Year Ended March 31,
	2020	2019	2018

Net income (loss)	$1,349	$7,484	$(2,962)
Other comprehensive (loss) income:
Foreign currency translation adjustments, net	(7,938)	(2,379)	2,324
Comprehensive (loss) income	$(6,589)	$5,105	$(638)

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2017	3,734,704	$25,925	$73,656	$(1,760)	$97,821
Exercise of stock options and vesting of restricted stock units	66,735	2,919	--	--	2,919
Dividends paid, $0.64 per share	--	--	(2,413)	--	(2,413)
Stock-based compensation	--	1,672	--	--	1,672
Foreign currency translation	--	--	--	2,324	2,324
Net (loss)	--	--	(2,962)	--	(2,962)
March 31, 2018	3,801,439	30,516	68,281	564	99,361
Exercise of stock options and vesting of restricted stock units	88,699	5,095	--	--	5,095
Dividends paid, $0.64 per share	--	--	(2,462)	--	(2,462)
Stock-based compensation	--	4,212	--	--	4,212
Foreign currency translation	--	--	--	(2,379)	(2,379)
Net income	--	--	7,484	--	7,484
March 31, 2019	3,890,138	39,823	73,303	(1,815)	111,311
Exercise of stock options and vesting of restricted stock units	65,752	4,945	--	--	4,945
Proceeds from issuance of common stock, net of issuance costs of $5,568	431,250	84,995	--	--	84,995
Proceeds from conversion feature of convertible senior notes, due 2025, net of allocated costs and deferred taxes of $8,338	--	22,735	--	--	22,735
Dividends paid, $0.64 per share	--	--	(2,722)	--	(2,722)
Stock-based compensation	--	5,525	--	--	5,525
Currency translation recognized in earnings from the exit of Cold Chain Packaging Division				(187)	(187)
Foreign currency translation	--	--	--	(7,938)	(7,938)
Net income	--	--	1,349	--	1,349
March 31, 2020	4,387,140	$158,023	$71,930	$(9,940)	$220,013

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$1,349	$7,484	$(2,962)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,990	9,428	9,471
Stock-based compensation	5,525	4,212	1,672
Impairment loss on goodwill and long-lived assets	298	4,774	13,819
Loss (gain) on disposition of assets	34	(288)	(116)
Non-cash interest and debt amortization	3,314	--	--
Amortization of step-up in inventory basis	8,502	--	--
Change in inventory reserve	(360)	(380)	2,474
Deferred taxes	(1,971)	(2,472)	(2,704)
Adjustment to contingent consideration	(62)	(32)	300
Other	77	(63)	(380)
Cash (used in) provided by changes in operating assets and liabilities
Accounts receivable, net	(1,665)	1,592	680
Inventories, net	414	2,574	2,286
Prepaid expenses and other assets	(432)	(2,898)	755
Accounts payable	(61)	1,092	212
Accrued liabilities and taxes payable	(2,147)	5,477	408
Unearned revenues	754	54	(196)
Net cash provided by operating activities	26,559	30,554	25,719
Cash flows from investing activities:
Acquisitions	(184,102)	(4,840)	(15,518)
Purchases of property, plant and equipment	(1,498)	(1,262)	(2,799)
Proceeds from sale of assets	15	2,222	1,133
Net cash (used in) investing activities	(185,585)	(3,880)	(17,184)
Cash flows from financing activities:
Proceeds from the issuance of debt	--	2,000	11,000
Proceeds from the issuance of convertible senior notes	172,500	--	--
Payment of debt issuance costs	(5,430)	--	--
Proceeds from the issuance of common stock, net	84,995	--	--
Payments of debt	(23,000)	(25,625)	(19,625)
Dividends	(2,722)	(2,462)	(2,413)
Payments of Contingent Consideration	(11)	(680)	(905)
Proceeds from the exercise of stock options	4,945	5,095	2,919
Net cash provided by (used in) financing activities	231,277	(21,672)	(9,024)
Effect of exchange rate changes on cash and cash equivalents	(1,056)	(286)	138
Net increase (decrease) in cash and cash equivalents	71,195	4,716	(351)
Cash and cash equivalents at beginning of year	10,185	5,469	5,820
Cash and cash equivalents at end of year	$81,380	$10,185	$5,469

Supplemental non-cash activity:
Deferred tax liability related to the conversion option associated with the convertible senior notes	$7,359	--	--
Contingent consideration as part of an acquisition	$490	--	--
Cash paid for:
Income taxes paid	$2,634	$5,870	$4,551
Interest paid	1,627	1,637	1,956

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Consolidated Financial Statements

(dollar amounts in thousands, unless otherwise specified)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

In this Annual Report on Form 10-K, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company” or “Mesa Labs.”

We pursue a strategy of focusing primarily on quality control products and services which are sold into niche markets that are driven by regulatory requirements. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of March 31, 2020 we are organized into four divisions, each of which represents a reportable segment. Our Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments Division designs, manufactures, and markets quality control instruments and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. With the acquisition of Gyros Protein Technologies Holding AB ("GPT" and the "GPT Acquisition") during the third quarter of fiscal year ended March 31, 2020 (which we refer to as "fiscal year 2020"), which is discussed further in Note 4. "Significant Transactions," we added a new reportable segment: Biopharmaceutical Development. Our Biopharmaceutical Development Division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immonoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Continuous Monitoring Division, (formerly Cold Chain Monitoring), designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments. Our Cold Chain Packaging operating segment has ceased operations and is no longer considered a reportable segment. Cold Chain Packaging results, along with any unallocated corporate expenses, are reported within Corporate and Other.

Principals of Consolidation and Basis of Presentation

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our accounts and our wholly owned subsidiaries after elimination of all intercompany accounts and transactions. GPT results are consolidated with Mesa's financial statements beginning November 1, 2019, the first full day following the acquisition. Prior period results have not been recast and are therefore not comparable with the year ending March 31, 2020.

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

Summary of Significant Accounting Policies

Foreign Currency

Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars using year end exchange rates and statements of operations accounts are translated at weighted average rates.

Fair Value of Financial Instruments

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

Revenue Recognition

Our revenues come from product sales, which include hardware and software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts. Revenue is recognized when obligations under the terms of a contract are satisfied, which occurs when control of the promised products or services is transferred to our customers. We recognize as revenue the amount of consideration we expect to receive in exchange for transferring products or services to our customers (the transaction price). For all revenue arrangements, prices are fixed at the time of purchase and no price protections or variables are offered. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration. We generally recognize revenues as follows:

Product sales: Our performance obligations related to the sale of instruments and consumable generally consist of the promise to sell tangible goods to distributors or end users. Ownership of these goods is typically transferred at the time of shipment, at which time we have satisfied our performance obligation. Evidence of an arrangement is typically in the form of a purchase order. Revenue is recognized when performance obligations under the terms of the contracts with our customers are satisfied, typically by shipping ordered products.

Services: We generally generate service revenues from three categories: 1) discrete installation or testing of our hardware and software, 2) discrete but recurring calibration and maintenance of our hardware or, 3) contracted and recurring testing and maintenance services and software license subscriptions. Performance obligations arise from service contracts when discrete services are contracted in advance and performed at a future time, often at the time of the customer's choosing. In this case, the performance obligation is satisfied and revenue is recognized upon the customer's acceptance of the completion of specified work. Alternately, service revenue may be recognized for contracted services or maintenance provided continually over a period of time, and our performance obligations are satisfied by completing any service that is contractually required, if applicable, or simply by the passage of time if no services are required or requested. For contracted services, revenue is recognized on a straight-line basis over the life of the service contract, which is a faithful depiction of these annual service contracts that may or may not be invoked. Evidence of a service arrangement may be in the form of a formal contract or a purchase order.

Collectability is reasonably assured through our customer credit and review process, and payment is typically due within 60 days or less. We elected the practical expedient allowing us to expense commission costs as incurred. For the substantial majority of our contracts that have an original duration of one year or less, we have not disclosed the transaction price for future performance obligations as of the end of each reporting period or when we expect to recognize sales. Additionally, we have elected the practical expedient which permits us to not assess whether a significant financing component exists if the period between when we perform our obligations under the contract and when the customer pays is one year or less. None of our contracts contained a financing component as of March 31, 2020.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. We determine standalone selling prices based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price taking into account available information such as market conditions and internally approved pricing guidelines related to the performance obligations.

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

Cash and Equivalents

We classify all highly liquid investments with a maturity of three months or less at the date of purchase as cash equivalents, including highly liquid investments in money market funds with an original maturity of three months or less. All cash equivalents are carried at cost, which approximates fair value.

Accounts Receivable and Allowance for Doubtful Accounts

All trade accounts are reported at net realizable value on the accompanying Consolidated Balance Sheets, adjusted for any write-offs and net of allowances for doubtful accounts. The allowance for doubtful accounts represents our best estimate of the credit losses expected from our trade accounts. We use judgment about the timing, frequency, and severity of credit losses to determine the allowances, and a difference from our original judgment could materially affect the provision for credit losses and, therefore, net earnings. We regularly perform detailed reviews of our receivables to determine if an impairment has occurred and we evaluate the collectability of receivables based on a combination of various financial and qualitative factors that may affect customers’ ability to pay, including customers’ financial condition, and history of payment. In circumstances where we are aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. Additions to the allowances for doubtful accounts are charged to current period earnings, amounts determined to be uncollectible are charged directly against the allowances, while amounts recovered on previously written-off accounts increase the allowances. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves would be required. We do not believe that trade accounts receivable represent significant concentrations of credit risk because of the diversified portfolio of individual customers and geographical areas. We recorded $1, $13 and $17 of expense associated with doubtful accounts for the years ended March 31, 2020, 2019 and 2018, respectively.

Inventories

Inventories include the costs of materials, labor, and overhead. Inventories are stated at the lower of cost or net realizable value, using the estimated average cost per unit to determine cost. We evaluate labor and overhead costs annually, unless specific circumstances necessitate a mid-year evaluation. Our work in process and finished goods inventory includes raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. The significant majority of our sterilization and disinfection control inventory is tracked by lot number, thus it is generally based on actual hours.

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

Land is not depreciated and construction in progress is not depreciated until placed in service. Leasehold improvements are depreciated over the lesser of the economic life or the remaining term in the respective lease.

Leases

We adopted ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) as of April 1, 2019. Under ASC 842, we determine whether contractual arrangements contain a lease at the inception of the arrangement. If a lease is identified in an arrangement, we recognize a right-of-use asset and liability on our Consolidated Balance Sheets and determine whether the lease should be classified as a finance or operating lease. We do not have any finance leases. We do not recognize assets or liabilities for leases with lease terms of less than 12 months.

Under the new lease standard, a contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments. Adjustments would also be made for accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets, none of which are present in any of our current lease contracts. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease. Otherwise we use our incremental borrowing rate based on the information available at lease commencement. Our short term leases are not material.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Lease expense is recorded in cost of products, selling, general and administrative, or research and development on our Statements of Operations, depending on the nature of use of the underlying asset. Many of our leases include one or more renewal or termination options at our discretion, which are included in the determination of the lease term if we are reasonably certain to exercise the option. We have also entered into lease agreements that have variable payments related to certain indexes. Variable lease payments are recognized in the period in which those payments are incurred. All nonlease components are readily identifiable in our lease contract. We account for non-lease components separately from the lease component to which it is related.

Goodwill and Intangible Assets

Goodwill and other intangible assets result from our acquisition of existing businesses. Goodwill and indefinite-lived intangible assets (trademarks that we intend to renew and continue using indefinitely) are not subject to amortization, but instead are tested for impairment at least annually or when events or changes in circumstances indicate that the carrying amount may not be recoverable, and we are required to record any necessary impairment adjustments. We perform impairment tests of goodwill at our reporting unit level.

Upon an acquisition, we record the fair value of identifiable intangible assets using, among other sources of relevant information, independent appraisals, or actuarial or other valuations. We determine the useful lives of our finite intangible assets after considering the specific facts and circumstances related to each intangible asset. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset and other economic factors, including competition and specific market conditions. Intangible assets that are deemed to have definite lives are amortized on a straight-line basis, over their useful lives, generally ranging from three to 16 years (See Note 8. “Goodwill and Long-Lived Assets”). Finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For the purposes of reviewing finite-lived assets for potential impairment, assets are grouped at the asset group level.

The fair value measurement for intangible asset impairment is based on Level 3 inputs. See “Fair Value of Financial Instruments” for a description of level inputs. We first compare the carrying value of the asset to the asset’s estimated future undiscounted cash flows. If the estimated undiscounted future cash flows are less than the carrying value of the asset, we determine if we have an impairment loss by comparing the carrying value of the asset to the asset's estimated fair value. The estimated fair value of the asset is generally determined using a discounted cash flow projection model. In certain cases, management uses other market information, when available, to estimate the fair value of an asset. The impairment charges represent the excess of each asset’s carrying amount over its estimated fair value. We believe that our goodwill and intangible assets are recoverable as of March 31, 2020.

Research & Development Costs

We conduct research and development activities for the purpose of developing new products and enhancing the functionality, effectiveness, reliability, and accuracy of existing products. Research and development expense is predominantly comprised of labor costs and third-party consultants. Research and development costs are expensed as incurred.

Stock-based Compensation

We issue shares in the form of stock options and full-value awards as part of employee compensation pursuant to the Mesa Laboratories, Inc. 2014 Equity Plan (the "2014 Equity Plan").  Stock options and service-based stock awards generally vest equally over a four or five year term and stock options generally expire after six years.  Awards granted to non-employee directors generally vest one year from the grant date. We record stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period following a straight line vesting expense schedule. We allocate stock-based compensation expense to cost of revenues, selling, research and development, and general and administrative expense in the Consolidated Statements of Operations.

The fair value of each stock option granted is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of options granted reflect market conditions and our historical experience. We estimate forfeitures based on historical data when determining the amount of stock-based compensation costs to be recognized in each period using a dynamic forfeiture model.

Restricted stock units ("RSUs") issued by us are equivalent to nonvested shares under the applicable accounting guidance. The fair value of RSUs is based on the closing price of Mesa's common stock on the award date, less the present value of expected dividends not received during the vesting period. Expense for performance-based RSUs ("PSUs") is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board of Directors and may include measures such as revenues growth and profitability targets. Compensation expense on stock awards subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period.

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

We are involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain based upon one of the following conditions: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether or not a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in income tax expense in the first interim period when the uncertainty disappears under any one of the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired (See Note 14. “Income Taxes”).

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

Legal Contingencies

We are involved in various claims and legal proceedings that arise in the normal course of business. We record an accrual for legal contingencies when we determine that it is probable that we have incurred a liability and we can reasonably estimate the amount of the loss (See Note 15. “Commitments and Contingencies”).

Acquisitions

For the years ended March 31, 2020, 2019, and 2018, our acquisitions of businesses (net of cash acquired) totaled $184,102, $4,840, and $15,518, respectively.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments -Credit Losses (Topic 316): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in earlier recognition of allowances for losses. The ASU is effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted. We are in the process of implementing changes to our accounting policies and processes for the new standard. We believe that the most notable impact of this ASU will relate to our processes for assessing the adequacy of our allowance for doubtful accounts on trade accounts receivable and the recognition of credit losses. We are still calculating the impact of expected credit losses on our accounts receivable, including accounting for the change to the macro-economic environment precipitated by the COVID-19 pandemic.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future minimum lease payments, and a corresponding right-of-use asset on the balance sheets for all leases with terms greater than 12 months. The guidance also requires qualitative and quantitative disclosures designed to present financial statement users with the ability to assess the amount, timing, and uncertainty of cash flows arising from leases.

On April 1, 2019, we adopted ASU 2016-02 using the modified retrospective method for all lease arrangements at the beginning of the period of adoption. Results for reporting periods beginning April 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under topic 840, Leases.  The standard had a material impact on our Consolidated Balance Sheets, but did not have a significant impact on our Consolidated Statements of Operations or our Consolidated Statements of Cash Flows. The most significant impact was the recognition of the right-of-use ("ROU") assets and lease liabilities on our Consolidated Balance Sheets.

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

As a result of the cumulative impact of adopting ASU 2016-02, we recorded operating lease ROU assets of $1,461 and operating lease liabilities of $1,411 as of April 1, 2019. Our calculations were based on the present value of the future lease payments on the date of adoption. Refer to Note 7. Leases for additional disclosures required by ASC 842.

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips are typically used on a standalone basis; however, some, that are used in protein synthesis and calibration solutions, are also critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, protein synthesizers, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customer replacement of existing equipment. Hardware sales may be offered with perpetual or annual software licenses, which in some cases are required for the hardware to function. Our newly acquired division, Biopharmaceutical Development, designs, manufactures, markets, and sells instruments, such as protein synthesizers that are used to process immunoassay samples and related software designed to enhance productivity; consumable chemical solutions designed for use in testing; and on-demand and long-term service contracts to support customers use of the equipment. The division generates revenue from the same general categories as those we have identified for the rest of our business and recognizes revenue consistently with our policies. We evaluate our revenues internally by product line, timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. Consumables are typically used on a one-time basis requiring frequent replacement in our customer's operating cycle.

The following tables present disaggregated revenues for the years ended March 31, 2020, 2019, and 2018:

	Year Ended March 31, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$42,654	$3,197	$4,981	$43	$2,436	$53,311
Hardware and Software	551	25,627	6,015	7,897	--	40,090
Services	1,592	9,160	1,761	2,396	27	14,936
Contracted Revenues
Services	4,863	--	1,094	3,393	--	9,350
Total Revenues	$49,660	$37,984	$13,851	$13,729	$2,463	$117,687

	Year Ended March 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$39,670	$3,101	$--	$388	$6,430	$49,589
Hardware and Software	580	24,500	--	6,987	142	32,209
Services	1,209	8,524	--	2,001	335	12,069
Contracted Revenues
Services	4,838	--	--	4,430	--	9,268
Total Revenues	$46,297	$36,125	$--	$13,806	$6,907	$103,135

	Year Ended March 31, 2018
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$36,436	$3,080	$--	$261	$5,197	$44,974
Hardware and Software	925	23,345	--	5,051	91	29,412
Services	1,110	7,679	--	2,017	549	11,355
Contracted Revenues
Services	4,789	--	--	5,649	--	10,438
Total Revenues	$43,260	$34,104	$--	$12,978	$5,837	$96,179

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2019	$4,426
Prior year liabilities recognized in revenues during the Year Ended March 31, 2020	(4,741)
Contract liabilities added during the Year Ended March 31, 2020, net of revenues recognized	7,532
Contract liabilities balance as of March 31, 2020	$7,217

Unearned revenues of $2,716 associated with GPT are included in contract liabilities as of March 31, 2020. Contract liabilities primarily relate to maintenance and service contract that had an original expected duration of 12 months or less and will be recognized to revenue as time passes.

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value.  We measure our cash equivalents at fair value, and classify them within Level 1 of the fair value hierarchy and we value them using quoted market prices in an active market. As of March 31, 2020 and March 31, 2019, cash and cash equivalents on our Consolidated Balance Sheets included $66,735 and $0, respectively, in a money market account.  Historically, we have had debt balances for our term loan and revolver; however, the balances associated with those instruments were paid off during the year ended March 31, 2020. Debt balances as of March 31, 2019 had a variable interest rate, so the carrying amount approximated fair value because interest rates on these instruments approximated the interest rate of debt with similar terms.

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

During the year ended March 31, 2020, we issued $172,500 aggregate principal amount of 1.375% convertible senior notes due August 15, 2025 (the "Notes"). We estimate the fair value of the Notes based on the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes were as follows:

	March 31, 2020		March 31, 2019
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value
Notes	$140,278	$173,363	$--	$--

The Notes are discussed in more detail in Note 10. "Indebtedness."

Assets recognized or disclosed at fair value on the consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. Preliminary fair values assigned to the assets and liabilities acquired in the GPT Acquisition were measured using Level 3 inputs, as discussed further in Note 4. "Significant Transactions." There were no transfers between the levels of the fair value hierarchy during the year ended March 31, 2020 and year ended March 31, 2019 respectively.

Note 4. Significant Transactions

GPT Acquisition

On October 31, 2019, we completed the acquisition of 100% of the outstanding shares of GPT, which has been accounted for as a new reportable segment - Biopharmaceutical Development. The acquisition of GPT expands our presence into a new market--immunoassays and peptide synthesis solutions--that accelerate the discovery, development, and manufacturing of biotherapeutic drugs. GPT systems include laboratory instruments, consumables, kits, and software that maximize laboratory productivity by miniaturizing and automating immunoassays at nanoliter scale. Protein detection is used most frequently by pharmaceutical and biotech companies who are developing protein-based drugs. This division also provides instruments, consumables, and software for the chemical synthesis of peptides from amino acids which are used in the discovery of new peptide-based drug therapies.  After adjustments, we paid cash consideration of $181,547 to the sellers in the transaction.  We used cash on hand to finance the acquisition, which we raised from an equity offering and a convertible debt issuance during the three months ended September 30, 2019. The results of GPT have been included from November 1, 2019. The acquisition was considered a stock purchase for tax purposes.

Preliminary Allocation of Purchase Price

We accounted for the GPT Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of GPT will be recorded as of the acquisition date, at their respective estimated fair values, and consolidated with those of Mesa. The estimated consideration and preliminary purchase price allocation has been prepared using a preliminary valuation. We obtained the information used to prepare the preliminary valuation during due diligence and from other sources. Only items identified as of the acquisition date are considered for subsequent adjustment. The preparation of the valuation required the use of Level 3 inputs, which are subject to significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates.  We adjusted the preliminary allocation of the purchase price for the GPT acquisition during the three months ended March 31, 2020. The significant items that changed were (1) inventory decreased $1,140 and we recorded a cumulative-effect release in cost of products sold of $834 and (2) customer relationship intangibles increased $42,873 and we recorded a cumulative-effect increase in amortization of intangibles acquired from a business combination of $1,706. These adjustments have been reflected in the preliminary allocations of the purchase price. The impacts of all adjustments have been reflected in the accompanying Consolidated Financial Statements as of and for the year ended March 31, 2020. The final purchase price allocation will be completed within one year of the closing of the transaction, and may be refined further in the coming months as we learn more about GPT and therefore we can more accurately allocate the purchase price. The following table summarizes the allocation of the preliminary purchase price:

Note	Fair Value at October 31, 2019
Cash and cash equivalents	$4,654
Accounts receivable, net (a)	6,663
Inventories, net (b)	16,274
Prepaid income taxes	477
Prepaid expenses and other	13,649
Property, plant and equipment, net	645
Other assets	1,469
Deferred taxes	10,340
Intangible assets:
Customer relationships (c)	89,705
Trade name (c)	2,321
Non-compete agreements (c)	156
Acquired technology (c)	7,720
Goodwill (d)	77,162
Total Assets acquired	$231,235

Accounts payable	599
Accrued salaries and payroll taxes	10,735
Other short-term liabilities	157
Unearned revenues	2,089
Other accrued expenses	5,068
Deferred taxes	25,421
Other long-term liabilities	965
Total liabilities assumed	$45,034

Total closing amount, net of cash acquired	$181,547

(a)	Accounts receivable is composed of trade accounts receivable, net, which is expected to be collected.
(b)

Finished goods inventory of GPT includes $11,818 of inventory-step up, which is required to report inventory at fair value at the time of acquisition. These costs are being amortized to cost of products over approximately nine months following the acquisition date, which will result in a temporary reduction in gross profit for the business. During the period from November 1, 2019 until March 31, 2020, we recorded $8,502 of amortization of inventory step-up costs in cost of products on the Consolidated Statements of Operations.

(c)

Customer relationships and acquired technology are currently expected to be amortized on a straight line basis over a 10 year period; non-compete agreements are currently expected to be amortized over a five year period. The weighted average useful life of intangibles acquired as part of the GPT acquisition is 9.9 years. Amortization expense for customer relationships and non-compete agreements is being amortized to general and administrative expenses; amortization expense for acquired technology is being recorded to cost of products. During the period from November 1, 2019 until March 31, 2020, $3,742 of amortization expense was recorded to general and administrative costs and $314 of amortization expense was recorded to cost of goods sold and allocated to the Biopharmaceutical Development Division.  The estimated fair value of identifiable intangible assets was determined primarily using the income approach, which requires a forecast of all the expected future cash flows associated with the identified intangible assets. Once our final valuation is complete, the amount of amortization expense will be trued up and amortization will be based on our final allocation. Trademarks associated with this acquisition are considered indefinite-lived intangibles.

(d)

Acquired goodwill is allocated to the Biopharmaceutical Development reportable segment and represents the value expected to arise from organic revenues growth projections that are expected to exceed that of our legacy divisions, and the opportunity to expand into a new market with well-established market share. The goodwill acquired is not deductible for income tax purposes.

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

Acquisition related costs of $1,399 for the year ended March 31, 2020 are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred and are reflected on the Consolidated Statements of Operations in general and administrative expenses.

Unaudited Pro Forma Information

GPT's operations contributed $13,830 to revenues and ($7,433) of net loss to our consolidated results during the year ended March 31, 2020. We included the operating results of GPT in our Consolidated Statements of Operations beginning on November 1, 2019, subsequent to the acquisition date. The following pro forma financial information presents the combined results of operations of Mesa and GPT as if the acquisition had occurred on April 1, 2018 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected only include those adjustments that are directly attributable to the GPT Acquisition, factually supportable and have a recurring impact; they do not reflect any adjustments for anticipated expense savings resulting from the acquisition and are not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on April 1, 2018 or of future results.

	Year Ended March 31,
	2020	2019
Pro forma total revenues (1)	$149,578	$134,843
Pro forma net income (loss) (2)	7,636	(7,269)

(1) Net revenues were adjusted to include net revenues of GPT.

(2) Pro forma adjustments to net earnings attributable to Mesa include the following:

●	Excludes acquisition-related transaction costs incurred in the year ended March 31, 2020.
●	Excludes interest expense attributable to GPT's external debt that was paid off as part of the acquisition.
●	Additional amortization expense of $9,774 for each of the years ended March 31, 2020 and March 31, 2019 based on the adjusted fair value of amortizable intangible assets acquired.
●

Additional charge to cost of revenues of $11,818 was included in the year ended March 31, 2019 based on the step up value of inventory. $8,502 was excluded from the year ended March 31, 2020 based on the step up value of inventory which would have been included and fully amortized within the first year of the acquisition.

●	Removal of non-cash impairment of goodwill in the amount of $20,676 recorded during GPT's fiscal year ended December 31, 2018, which would not have been taken had the acquisition occurred on January 1, 2018.
●	Additional stock based compensation expense representing expense for performance share units awarded to certain key GPT employees.
●	Income tax effect of the adjustments made at a blended federal and state statutory rate (approximately 25%).

IBP Acquisition

On April 1, 2019, we completed a business combination (the “IBP Acquisition”) whereby we acquired all of the common stock of IBP Medical GmbH, a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate), and the proper calibration and operation of a dialysis machine.  During the year ended March 31, 2020, we allocated the purchase price according to the fair value of assets acquired and liabilities assumed using information obtained during due diligence and through the use of financial and other information available to us. Fair value of the assets and liabilities acquired was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flow method.

Under the terms of the IBP agreement, we are required to pay contingent consideration if the company is able to achieve certain regulatory milestones. The potential undiscounted consideration payable ranges from $0 to $490, depending on whether units being developed are certified for sale by U.S. and foreign regulatory bodies. We currently believe that it is more likely than not that all aspects of the contingency will be achieved and as part of purchase accounting, we recorded $490 of contingent consideration payable on the Consolidated Balance Sheets, which is our estimate of the amount that will be paid. Any changes to the contingent consideration ultimately paid will result in additional income in our Consolidated Statements of Operations.

Dissolution of Packaging Division

During the year ended March 31, 2019, we made the decision to exit the packaging business (the Cold Chain Packaging Reportable Segment) by or before March 31, 2020 because it has historically been our least profitable segment and was no longer aligned with our long-term strategic goals.  During the year ended March 31, 2020, we stopped providing consulting services, and we stopped seeking or accepting new customers. We reduced the division's costs by relocating most of the administrative functions to our headquarters in Lakewood, Colorado, and eliminating the division's sales force. Throughout the year ended March 31, 2020, we assisted our customers in transitioning their business to other packaging vendors and we stopped purchasing new inventory.  We substantially completed liquidating our inventory and exiting the business during the third quarter of our fiscal year 2020. As a result of completing our final sales in the division, we wrote off the remaining value of intangibles and goodwill, resulting in a charge to impairment of goodwill and long-lived assets of $276. We incurred $51 and $150 of severance and facility closure expenses during the years ended March 31, 2020 and March 31, 2019, respectively. All amounts have been paid and no further exit costs are expected to be incurred. Additionally, during the year ended March 31, 2020, we released $187, the balance of currency translation adjustment, from equity into other (income) expense, net on the Consolidated Statements of Operations. Disposal of the Packaging Division reportable segment represents a strategic shift in our business; however, since the division represents our smallest reportable segment with no major effect on our operations or financial results, we have not accounted for the exit as a discontinued operation. Beginning with this annual report, we have stopped presenting Cold Chain Packaging as a reportable segment, instead presenting the results of it operations as part of Corporate and Other, which aligns with Management's approach in evaluating the business.

Note 5. Inventories

Inventories consist of the following:

	March 31, 2020	March 31, 2019
Raw materials	$6,757	$6,804
Work-in-process	329	428
Finished goods	9,768	2,524
Less: reserve	(2,624)	(2,984)
Inventories, net	$14,230	$6,772

As of March 31, 2020, finished goods inventory includes $2,901, which is the remaining balance of the adjustment to step up inventory acquired as part of the GPT Acquisition to fair value, see Note 4. "Significant Transactions."

Note 6. Property, Plant and Equipment

Property, plant and equipment were as follows:

	March 31, 2020	March 31, 2019
Land	$889	$889
Buildings	18,880	18,648
Manufacturing equipment	9,851	8,732
Computer equipment	3,601	3,698
Construction in progress	242	107
Other	1,344	1,393
Gross total	34,807	33,467
Accumulated depreciation	(12,741)	(11,242)
Property, plant, and equipment, net	$22,066	$22,225

Depreciation expense for the years ended March 31, 2020, 2019 and 2018 was $2,234, $2,338, and $2,542 respectively.

Note 7. Leases

As of March 31, 2020, we have operating leases for buildings, warehouses, and office equipment.  Our operating lease right of use ("ROU") assets and liabilities increased significantly during the year ended March 31, 2020 because of the GPT Acquisition described in Note 4. "Significant Transactions." We accounted for the four property leases acquired as part of our acquisition of GPT by measuring the lease liability at the present value of the remaining lease payments as if the acquired lease were a new lease for Mesa.

The following table presents the lease balances within the Consolidated Balance Sheets related to our operating leases as of March 31, 2020:

Lease Assets and Liabilities	Balance Sheet Location	March 31, 2020
Operating lease ROU asset	Other assets	$2,480
Current operating lease liabilities	Other accrued expenses	1,095
Noncurrent operating lease liabilities	Other long-term liabilities	1,262

Lease term and discount rates were as follows as of March 31, 2020:

March 31, 2020
Weighted average remaining lease term in years	2.3
Weighted average discount rate	3.9%

The components of lease costs were as follows:

Year Ended March 31, 2020
Operating lease expense	$987
Variable lease expense	68
Total lease expense	$1,055

Supplemental cash flow information related to leases were as follows:

Year Ended March 31, 2020
Cash paid for amounts included in the measurements of lease liabilities	$914
Operating lease assets obtained in exchange for operating lease obligations	1,845

Maturities of lease liabilities were as follows as of March 31, 2020:

2021	$1,205
2022	854
2023	416
Future value of lease liabilities	2,475
Less: imputed interest	118
Present value of lease liabilities	$2,357

Note 8. Goodwill and Long-Lived Assets

Goodwill arises from the purchase price for acquired businesses exceeding the fair value of tangible and intangible assets acquired, less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually during the fourth quarter of our fiscal year and as triggering events occur that indicate that it is more likely than not that an impairment exists. We begin by performing the qualitative goodwill assessment, and if the results of that test indicate a possible impairment in any of our reportable units, then we perform a quantitative goodwill impairment test on the reporting unit. When we perform a quantitative impairment test, we estimate the fair value of the reporting unit using the income approach. Under the income approach, fair value is estimated as the present value of estimated future cash flows of each reporting unit. The projected cash flows incorporate various assumptions related to weighted average cost of capital, growth rates specific to the reporting unit, assumptions for net sales growth, and terminal growth rates.

In conjunction with our exit from the Cold Chain Packaging business, we impaired $296 of remaining goodwill and long-lived assets pertaining to the reporting unit during the year ended March 31, 2020. During the year ended March 31, 2019, we determined that the long-lived assets and goodwill associated with our Cold Chain Packaging reporting segment were impaired and we recognized a non-cash impairment charge of $1,075 on goodwill, $3,378 on long-lived intangible assets, and $229 on property plant and equipment, which is recorded in impairment loss on goodwill and long-lived assets on the accompanying Consolidated Statements of Operations.  The impairment was triggered by the reportable segment having financial results that fell short of expectations due to rising commodity costs of the segment's principal raw materials, which eroded gross margins, as well as the division's largest customer giving notice that it was terminating its contract with us. The goodwill activity related to that business is now presented in Corporate and Other.

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
March 31, 2018	$30,503	$18,235	$--	$15,404	$1,401	$65,543
Effect of foreign currency translation	(723)	--	--	--	(67)	(790)
Acquisitions	--	--	--	2,699	--	2,699
Impairment	--	--	--	--	(1,075)	(1,075)
March 31, 2019	29,780	18,235	--	18,103	259	66,377
Effect of foreign currency translation	(186)	(20)	(2,447)	--	(1)	(2,654)
Acquisitions	--	908	77,162	--	--	78,070
Impairment	--	--	--	--	(258)	(258)
March 31, 2020	$29,594	$19,123	$74,716	$18,103	$--	$141,536

Other intangible assets are as follows:

	March 31, 2020			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$15,731	$(6,454)	$9,277	$7,690	$(5,301)	$2,389
Trade names	5,839	(2,855)	2,984	3,739	(2,542)	1,197
Customer relationships	146,106	(38,777)	107,329	61,198	(31,584)	29,614
Non-compete agreements	1,447	(1,166)	281	1,581	(1,562)	19
Total	$169,123	$(49,252)	$119,871	$74,208	$(40,989)	$33,219

Trade names initially valued at $2,321 that were acquired as part of the GPT acquisition are considered to be indefinite-lived and are not subject to amortization. The range of useful lives as well as the weighted-average remaining useful lives of amortizable intangible assets as of March 31, 2020 are as follows:

Description	Estimated Useful Life (Years)	Weighted Average Remaining Life (Years)
Intellectual Property	10 - 15	9.5
Trade Name	5 - 10	4.4
Customer Relationships	5 - 10	9.5
Non-compete Agreements	5 - 10	4.4

The increase in intangible assets during the year ended March 31, 2019 is related to the acquisitions of IBP and GPT. See Note 4. "Significant Transactions" for more information.

The following is estimated amortization expense for the years ending March 31:

2021	$14,813
2022	14,448
2023	14,240
2024	13,724
2025	12,129

Amortization expense of intangibles acquired in a business combination for the years ended March 31, 2020, 2019 and 2018 was $10,637, $7,090, and $6,929, respectively.

Note 9. Supplemental Balance Sheets Information

Accrued payroll and benefits consisted of the following:

	March 31, 2020	March 31, 2019
Bonus payable	$4,069	$4,631
Wages payable	2,485	1,950
Payroll taxes	2,228	683
Other benefits payable	158	60
Total accrued payroll and benefits	$8,940	$7,324

Other accrued expenses consist of the following:

	March 31, 2020	March 31, 2019
Accrued business taxes	$3,796	$2,356
Current lease liabilities	1,095	--
Interest payable	296	80
Professional services fees	857	334
Other	248	1,234
Total other accrued expenses	$6,292	$4,004

Note 10. Indebtedness

During the year ended March 31, 2020, we paid off the balance of our $20,000 term loan and our line of credit and terminated our $80,000 revolving line of credit. We recorded the balance of our unamortized debt discount in the amount of $238 to interest expense and amortization of debt discount on the Statements of Operations in conjunction with the extinguishment of the term loan.

On August 12, 2019, we issued the Notes, which consist of an aggregate principal amount of $172,500 of convertible senior notes which includes the underwriters' exercise in full of an option to purchase an additional $22,500. The net proceeds of the Notes Offering, after deducting underwriting discounts and commissions and other related offering expenses payable, were approximately $167,070. The Notes mature on August 15, 2025, unless earlier repurchased or converted and bear interest at a rate of 1.375% payable semi annually in arrears on February 15 and August 15 of each year beginning on February 15, 2020.

The Notes are initially convertible at a conversion rate of 3.5273 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price per share of  our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets; and (iv) at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.  Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. The circumstances required to allow the holders to convert their Notes were not met during the year ended March 31, 2020.  As of March 31, 2020, the if-converted value of the Notes did not exceed the principal balance.

If a fundamental change occurs prior to the maturity date, holders may require us to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased plus unpaid accrued interest. Holders of Notes who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the Notes.

As of March 31, 2020, the conditions allowing holders of the Notes to convert have not been met and therefore, the notes are not yet convertible and are recorded as a long-term liability on our Consolidated Balance Sheets as of March 31, 2020.

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

The net carrying amount of the Notes were as follows:

	March 31, 2020	March 31, 2019
Principal outstanding	$172,500	$--
Unamortized debt discount	(28,205)	--
Unamortized debt issuance costs	(4,017)	--
Net carrying value	$140,278	$--

The net carrying amount of the equity component of the Notes were as follows:

	March 31, 2020	March 31, 2019
Amount allocated to conversion option	$31,073	$--
Less: allocated issuance costs and deferred taxes	(8,338)	--
Equity component, net	$22,735	$--

We recognized interest expense on the Notes as follows:

	Year Ended March 31,
	2020	2019
Coupon interest expense at 1.375%	$1,502	$--
Amortization of debt discounts and issuance costs	3,314	--
Total	$4,816	$--

The effective interest rate of the liability component of the note is approximately 5.5%.

Note 11. Stock Transactions and Stock-Based Compensation

In November 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock purchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. There were no repurchases of our shares of common stock under this plan during the years ended March 31, 2020, 2019, and 2018. As of March 31, 2020, we have purchased 162,486 shares under this plan.

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

Stock-Based Compensation

Pursuant to the Mesa Laboratories, Inc. 2014 Equity Plan, we grant stock options, RSUs and PSUs to employees and non-employee directors. We issue new shares of common stock upon the exercise of stock options and the vesting of RSUs and PSUs. Shares issued pursuant to awards granted prior to The 2014 Equity Plan were issued subject to previous stock plans, and some vested awards are still outstanding under previous plans. For the purposes of counting the shares remaining as available under the 2014 Equity Plan, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as five shares issued, whereas each share underlying a stock option counts as one share issued. Under the 2014 Plan, 1,100,000 shares of common stock have been authorized and reserved for eligible participants, of which 499,548 shares were available for future grants as of March 31, 2020.

Stock-based compensation expense recognized in the Consolidated Financial Statements was as follows:

	Year Ended March 31,
	2020	2019	2018
Stock-based compensation expense (A)	$5,525	$4,212	$1,672
Amount of income tax (benefit) recognized in earnings	(1,576)	(2,370)	(1,194)
Stock-based compensation expense, net of tax	$3,949	$1,842	$478

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

Stock Options

The weighted average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of stock option awards granted each year were as follows:

	2020	2019	2018
Risk-free interest rate	1.80%	2.63%	1.88%
Expected life (years)	4.33	5.00	5.52
Expected dividend yield	0.13%	0.45%	0.54%
Volatility	36.52%	35.96%	32.92%
Weighted-average Black-Scholes fair value per share at date of grant	$66.02	$54.02	$39.06

The expected life of options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on historical volatility of our own stock price over the period of time commensurate with the expected life of the award. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. The dividend yield assumption is based on our anticipated cash dividend payouts. The amounts shown above for the estimated fair value per option granted are before the estimated effect of forfeitures, which reduces the amount of expense recorded in our Consolidated Statements of Operations. We base forfeiture rates on company-specific historical experience of similar awards for similar subsets of our employee population.

Stock option activity under The 2006 Equity Compensation plan and The 2014 Equity Plan was as of March 31, 2020, and changes for the year then ended is presented below (shares and dollars in thousands, except per-share data):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2019	354	$94.04	3.8	48,301
Awards granted	29	206.35
Awards forfeited or expired	(36)	100.18
Awards exercised or distributed	(61)	79.81
Outstanding as of March 31, 2020	286	$107.72	3.1	$33,927
Exercisable as of March 31, 2020	121	$88.77	2.7	$16,583
Vested and expected to vest, March 31, 2020	278	$107.32	3.1	$33,031

The total intrinsic value of stock options exercised during the years ended March 31, 2020, 2019 and 2018 was $9,574, $10,895, and $6,309, respectively. Unrecognized stock-based compensation expense for stock options as of March 31, 2020 was $4,285 and is expected to be recognized over a weighted average period of 2.8 years. The total fair value of options vested was $1,912, $2,400, and $1,927 during the years ended March 31, 2020, 2019, and 2018, respectively. The weighted-average grant date fair value of awards granted during the years ended March 31, 2019 and March 31, 2018 was $144.96 and $123.13, respectively.

Time-Based Restricted Stock Units (RSUs)

RSU activity under The 2014 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Time-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2019	21	$146.92	2.1	$4,773
Awards granted	16	213.31
Awards forfeited or expired	(3)	161.58
Awards distributed	(6)	160.87
Nonvested as of March 31, 2020	28	$180.15	1.7	$6,258

There were 26 RSUs with a weighted average grant date fair value per share of $180.85 that were expected to vest as of March 31, 2020. For the years ended March 31, 2019 and 2018, the weighted average fair value per RSU granted was $157.14 and $136.26, respectively. Unrecognized stock-based compensation expense for RSUs that we have determined are probable of vesting was $3,654 as of March 31, 2020. The total fair value of RSUs vested was $959, $460, and $123 during the years ended March 31, 2020, 2019, and 2018.

Performance-Based Restricted Stock Units (PSUs)

PSU activity under The 2014 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2019	10	$192.99	2.2	$2,382
Awards granted	13	215.47
Awards forfeited or expired	(1)	217.00
Awards distributed	--	-
Nonvested as of March 31, 2020	22	$204.68	1.6	$4,903

Since our PSU agreements allow for participants to vest in more than the targeted number of shares in the agreement and one of our awards is currently performing better than target, we expect a total of 40 shares with a weighted average fair value per share of $195.25 to vest. For the year ended March 31, 2019, the average fair value per PSU granted was $192.99. Unrecognized stock-based compensation expense for PSUs that we have determined probable of vesting was $4,455 as of March 31, 2020, and is expected to be recognized over a weighted average period of 1.6 years. No PSUs have been distributed during the years ended March 31, 2020, March 31, 2019, and March 31, 2018.

During the year ended March 31, 2020, we awarded PSUs to key employees of GPT that are subject to both service and performance conditions ("GPT PSUs"). The GPT PSUs had a grant date fair value of $240.52 per share and vest based on continued service, completion of certain compliance requirements related to the acquisition; and achievement of specific financial performance targets for the period from January 1, 2020 through March 31, 2021. The quantity of shares that will be issued upon vesting will range from 0% to 150% of the targeted number of shares; if financial performance is less than 90% of targets, then no shares will vest. As of March 31, 2020, we estimate that no shares will vest as a result of lower than expected sales growth in our Biopharmaceutical Development division caused by social and economic impacts of the COVID-19 pandemic; all compensation costs related to these shares has been reversed during the three months ended March 31, 2020.

During the three months ended June 30, 2019, we awarded PSUs that are subject to both service and performance conditions to eligible employees. The PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from April 1, 2019 through March 31, 2022 and on a pro-rata basis after 12 months of continued service through June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.  During the year ended March 31, 2019, we awarded 11 PSUs with a grant date fair value of $192.99 per share. The awards vest both based on our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021, as well as on a pro-rata basis after 12 months of continued service through June 15, 2021. The quantity of shares that will be issued upon vesting will range from 0% to 400% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

During the three months ended December 31, 2019, we adjusted our estimate of performance share units expected to vest, based on results achieved and expected to be achieved, including the impact of the GPT Acquisition, and recorded a cumulative effect catch up as a result of our analysis at that time. However, as a result of the impacts of the COVID-19 pandemic discussed in further detail in Item 7. "Management's Discussion and Analysis," we expect some decline in sales growth as compared to our previous estimates, and as a result, we adjusted our estimate of performance shares expected to vest downward from the estimate made during the third quarter of our fiscal year, although it remains higher than target for the awards issued during the year ended March 31, 2019.  The net result of the cumulative effect adjustments taken during the year ended March 31, 2020 was an incremental $472 ($359 net of tax as well as $0.08 per basic and diluted share), which is recorded in general and administrative and selling costs on our Consolidated Statements of Operations. As a result of our new estimate of performance share units expected to vest, we expect expense associated with our currently outstanding PSUs that are expected to vest to be approximately $375 per quarter.

Note 12. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share (“diluted EPS”) is computed similarly to basic earnings (loss) per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include common shares related to stock options and RSUs (collectively “stock awards”). Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. There was no dilution in our diluted EPS calculation for the year ended March 31, 2018 because we incurred a net loss and the effect would have been antidilutive.

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such shares underlying the Notes were excluded from the diluted EPS calculation for the year ended March 31, 2020.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share (shares in thousands):

	Year Ended March 31,
	2020	2019	2018
Net income (loss) available for shareholders	$1,349	$7,484	(2,962)
Weighted average outstanding shares of common stock	4,200	3,839	3,770
Dilutive effect of stock options	159	186	--
Dilutive effect of non-vested shares	12	8	--
Fully diluted shares	4,371	4,033	3,770

Basic	$0.32	$1.95	$(0.79)
Diluted	$0.31	$1.86	$(0.79)

 The following stock awards were excluded from the calculation of diluted EPS:

	Year Ended March 31,
	2020	2019	2018
Assumed conversion of convertible debt	387	--	--
Stock awards that were anti-dilutive	24	1	106
Stock awards subject to performance conditions	18	10	--
Total stock awards excluded from diluted EPS	429	11	106

Note 13. Employee Benefit Plans

We adopted the Mesa Laboratories, Inc. 401(K) Retirement Plan effective January 1, 2000. We match 100% of the first 4% of pay contributed by each eligible employee and contributions are vested immediately.  Participation is voluntary, and employees are eligible the first day of the month following their start date.  We contributed $661, $663, and $680, respectively, to the plan for the years ended March 31, 2020, 2019 and 2018.

Note 14. Income Taxes

Earnings before income taxes are as follows:

	Year Ended March 31,
	2020	2019	2018
Domestic	$15,630	$12,133	$12,708
Foreign	(12,197)	(3,510)	(12,407)
Total earnings before income taxes	$3,433	$8,623	$301

The components of our provision for income taxes are as follows:

	Year Ended March 31,
	2020	2019	2018
Current tax provision
U.S. Federal	$2,348	$1,831	$3,732
U.S. State	814	449	715
Foreign	993	1,166	1,299
Total current tax expense	4,155	3,446	5,746
Deferred tax provision:
U.S. Federal	60	(741)	(1,589)
U.S. State	599	(106)	(216)
Foreign	(2,730)	(1,460)	(678)
Total deferred tax expense	(2,071)	(2,307)	(2,483)
Total income tax expense	$2,084	$1,139	$3,263

The components of net deferred tax assets and liabilities are as follows:

	March 31, 2020	March 31, 2019
Deferred tax assets:
Accrued employee-related expenses	$208	$163
Allowances and reserves	105	100
Stock compensation deductible differences	1,265	1,061
Inventories	504	1,534
Net operating loss	8,874	47
Foreign tax credit	--	16
Credits	47	--
Other	458	807
Total deferred tax assets	11,461	3,728
Deferred tax liabilities:
Property, plant and equipment	(1,286)	(1,118)
Goodwill and intangible assets	(24,825)	(2,249)
Debt	(5,982)	--
Currency translation adjustment	(64)	(33)
Other	(1)	(6)
Total deferred tax liabilities	(32,158)	(3,406)
Valuation allowance	(391)	(76)
Net deferred tax asset (liability)	$(21,088)	$246

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year Ended March 31,
	2020	2019	2018
Federal income taxes at statutory rates	$721	$1,811	$93
State income taxes, net of federal benefit	1,147	208	328
Tax benefit of stock option exercises	(1,576)	(2,034)	(1,087)
Section 199 manufacturing deduction	--	--	(381)
Research and development credit	(191)	(158)	(162)
Tax Cuts and Jobs Act	--	--	(59)
Impairment of non-deductible goodwill	--	284	4,257
Limitation for 162(m)	1,112	766	--
Foreign rate differential	657
Other	214	262	274
Total income tax expense	$2,084	$1,139	$3,263

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our federal tax returns for all years after 2016, state tax returns after 2015 and foreign tax returns after 2015 are subject to future examination by tax authorities for all our tax jurisdictions. Although the outcome of tax audits, if any, is always uncertain, we believe that we have adequately accrued for all amounts of tax, including interest and penalties and any adjustments that may result.

We recognize interest and penalties related to unrecognized tax benefits in other expense and general and administrative expense, respectively.  Accrued interest and penalties related to unrecognized tax benefits were $19, $40 and $24 as of March 31, 2020, 2019 and 2018, respectively.

A reconciliation of the changes in the balance of unrecognized tax benefit amounts is as follows:

	Year Ended March 31,
	2020	2019	2018
Beginning balance	$1,361	$827	$331
Decreases related to prior period tax positions	(1,027)	--	--
Increases related to current period tax positions	319	534	496
Ending balance	$653	$1,361	$827

We expect that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our consolidated statements of operations or consolidated balance sheets. At this time, we expect resolution of the uncertain tax position within 12 months.

As of March 31, 2020, undistributed earnings of our foreign subsidiaries amounted to $12,900. Those earnings are considered indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability. Furthermore, as a result of the Tax Cuts and Job Act, a significant portion of the distribution may not be subject to current U.S. income taxes, resulting in no foreign tax credits.

As of March 31, 2020, we had $8,874 of net operating losses for foreign tax purposes. The foreign net operating losses do not expire. In addition, we had $15 of foreign tax credit carryovers which will expire in the tax year 2028.

Note 15.  Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of March 31, 2020, we are not party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In February 2018, Dr. James L. Orrington II filed a putative civil class action in the United States District Court for the Northern District of Illinois, Eastern Division, alleging that we sent unsolicited advertisements to telephone facsimile machines. The complaint included counts alleging violations of the Telephone Consumer Protection Act (“TCPA”), the Illinois Consumer Fraud Act, Conversion, Nuisance, and Trespass to Chattels.  The plaintiff sought monetary damages, injunctive relief, and attorneys’ fees. In January 2019, we received preliminary court approval of a class action settlement with Dr. James L. Orrington II and the class in the amount of $3,300, and we received final approval on May 28, 2019. We recorded the final settlement amount on our Consolidated Statements of Operations during the year ended March 31, 2019 and a corresponding liability was included as legal liability on our Consolidated Balance Sheets. The settlement was paid in full during the year ended March 31, 2020.

Note 16.  Segment Data

Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker, manages the segments, evaluates financial results, and makes key operating decisions. We have four reportable segments: Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring (formerly Cold Chain Monitoring). When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. During the year ended March 31, 2020, we exited the Cold Chain Packaging business, which resulted in Management ceasing to consider its results in its analysis of financial results and operational decision making. As of March 31, 2020, we no longer consider it a reportable segment. Results for the Cold Chain Packaging division are now presented within Corporate and Other and prior period amounts related to Cold Chain Packaging have been categorized and presented as Corporate and Other. The following tables set forth our segment information:

	Year Ended March 31, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$49,660	$37,984	$13,851	$13,729	$2,463	$117,687
Gross profit (loss)	$35,758	$24,229	$382	$4,146	$418	$64,933
Reconciling items (2)						(61,500)
Earnings before income taxes						$3,433

	Year Ended March 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$46,297	$36,125	$--	$13,806	$6,907	$103,135
Gross profit	$31,861	$22,866	$--	$5,582	$607	$60,916
Reconciling items (2)						(52,293)
Earnings before income taxes						$8,623

	Year Ended March 31, 2018
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$43,260	$34,104	$--	$12,978	$5,837	$96,179
Gross profit	$29,333	$20,395	$--	$3,854	$1,037	$54,619
Reconciling items (2)						(54,318)
Earnings before income taxes						$301

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)	Reconciling items include selling, general and administrative, research and development, impairment of goodwill and long-lived assets, legal settlement, and nonoperating expenses.

We evaluate the performance of our operating segments based on revenues, organic revenues growth, and gross margin. The accounting policies of the operating segments are the same as those described in Note 1. "Description of Business and Summary of Significant Accounting Policies." The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include inventories, accounts receivable, property, plant and equipment, net, right-of-use leased assets directly attributable to operating segments, goodwill, and intangible assets. Assets not attributed to reportable operating segments are corporate assets and are primarily comprised of cash and cash equivalents, assets related to our selling, general, and administrative functions, right-of-use assets related to selling, general and administrative functions, and prepaid income taxes.

The following table sets forth capital expenditures by reportable segment:

	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Year ended March 31, 2020	$291	$165	$233	$201	$608	$1,498
Year ended March 31, 2019	384	56	--	254	568	1,262
Year ended March 31, 2018	1,007	254	--	483	1,055	2,799

The following table sets forth depreciation and amortization by reportable segment:

	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Year ended March 31, 2020	$902	$179	$358	$328	$11,223	$12,990
Year ended March 31, 2019	902	207	--	272	8,047	9,428
Year ended March 31, 2018	823	263	--	327	8,058	9,471

The following table sets forth total assets by reportable segment:

	March 31, 2020	March 31, 2019
Sterilization and Disinfection Control	$73,103	$74,230
Instruments	31,025	30,911
Biopharmaceutical Development	182,758	--
Continuous Monitoring	29,732	32,179
Corporate and Other	103,588	19,447
Total	$420,206	$156,767

The following table sets forth a summary of long-lived assets by geographic area. Long-lived assets exclude goodwill and intangible assets acquired in a business combination.

	As of March 31,
	2020	2019
United States	$34,767	$22,974
Foreign	1,240	574
Total long-lived assets	$36,007	$23,548

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Year Ended March 31,
	2020	2019	2018
United States	$66,344	$64,828	$56,998
Foreign	51,343	38,307	39,181
Total revenues	$117,687	$103,135	$96,179

Revenues are shown based on the geographic location of our customers. No customer accounts for 10% or more of our revenues. No foreign country exceeds 10% of total revenues.

Note 17. Quarterly Results (unaudited)

Quarterly financial information for the years ended March 31, 2020 and 2019 is summarized as follows (earnings per share per quarter will not add up to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis) (in thousands, except per share data):

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,288	$25,536	$31,655	$34,208
Gross profit	16,139	15,476	14,677	18,641
Net income (loss)	4,597	3,062	(4,630)	(1,680)
Basic earnings (loss) per share	$1.18	$0.74	$(1.06)	$(0.38)
Diluted earnings (loss) per share	1.13	0.71	(1.06)	(0.37)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$25,142	$24,865	$26,682	$26,446
Gross profit	15,091	14,577	15,634	15,614
Net income	4,230	994	858	1,402
Basic earnings per share	$1.11	$0.26	$0.22	$0.36
Diluted earnings per share	1.06	0.25	0.21	0.34

Note 18. Subsequent Events

In April 2020, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2020, to shareholders of record at the close of business on May 29, 2020.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2020.  Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of that date due to a material weakness in internal control over financial reporting, described below.

Management's Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2020, using the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in internal control related to ineffective information technology general controls ("ITGCs") in the areas of user access and program change management over certain information technology (IT) systems that support our financial reporting processes. Our business process controls (both automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could have been adversely impacted.  We believe that these control deficiencies were a result of: insufficient training of personnel on the importance of ITGCs; inadequate processes to identify and assess changes to the IT environment which lead to ineffective design of our ITGC control environment; inadequate staffing during the year in key positions responsible for compliance and oversight; and IT control processes lacking sufficient documentation to ensure continuity of processes such that the successful operation of ITGCs was overly dependent on knowledge of certain individuals with experience in our IT organization, which led to failure resulting from changes in IT personnel. Management and Internal Audit performed risk mitigation procedures and determined that the material weakness did not result in any identified misstatements to our financial statements, and there were no changes to previously released financial results. Based on the material weakness described, we have concluded that as of March 31, 2020, our internal control over financial reporting was not effective.

Our independent auditors, Plante & Moran, PLLC, a registered public accounting firm, is appointed by the Audit Committee of our Board of Directors, subject to ratification by our shareholders. Plante & Moran, PLLC has issued an adverse opinion on the effectiveness of our internal controls over financial reporting as of March 31, 2020, which appears in Item 8.  Financial Statements and Supplementary Data of this form 10-K.

Remediation

As a result of the material weakness identified, Management has implemented and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) we intend to provide training programs addressing ITGCs and policies around internal controls over financial reporting, which will include educating control owners concerning the requirements of each control that they are responsible for; (ii) we have created roles that are responsible for IT compliance and oversight; (iii) we are developing and maintaining documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) implementing an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors. We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of our year ending March 31, 2021.

Changes in internal control over financial reporting

In addition to the material weakness identified during the quarter, the GPT Acquisition was completed on October 31, 2019.  The financial results of GPT are included in our Consolidated Financial Statements as of March 31, 2020 and for the year then ended. The GPT business represented $13,830 of revenues and ($7,433) of net loss, respectively, for the year ended March 31, 2020.  As this acquisition occurred in the third quarter of fiscal year 2020, the scope of our assessment of our internal control over financial reporting does not include GPT. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Item 9B. Other Information

None.

Part III

Item 10. Directors, executive officers and Corporate Governance

Incorporated by reference from the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2020.

Item 11. Executive Officers and Compensation

Incorporated by reference from the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of March 31, 2020. All options reflected are options to purchase common stock.

	(a) Number of Securities to be Issued upon Exercising of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity Compensation Plan Approved by Security Holders	385,005	$107.72	499,548
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	385,005	$107.72	499,548

1.

Includes shares issuable in connection with awards with performance conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. We have accounted for the shares based on the current achievement as of March 31, 2020. The weighted average exercise price in column (b) includes the weighted average exercise price of options only.

2.

Includes 499,548 shares remaining available under the 2014 Equity Plan. Each share underlying a full value awards such as restricted stock, or performance shares count as five shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2020.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the definitive Proxy Statement for our 2020 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2020.

Part IV

Item 15. Exhibits and Consolidated Financial Statement Schedules

a)	Consolidated Financial Statements

The Consolidated Financial Statements of the Registrant listed on the accompanying index (please see Item 8. Financial Statements and Supplementary Data) are filed as part of this Annual Report.

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

3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2019 (Commission File Number: 000-11740)).

4.1	Base Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.1 to Mesa Laboratories Inc.'s report on Form 8-K filed on August 12, 2019 (Commission File Number: 000-11740)).

4.2	First Supplemental Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.2 to Mesa Laboratories Inc.'s report on Form 8-K filed on August 12, 2019 (Commission File Number: 000-11740)).

4.3	Description of securities registered under section 12

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

10.3.3 *

Form of 2014 Equity Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on June 11, 2018 (Commission File Number: 000-11740))

10.3.4 *

Form of 2019 Performance Share Unit Agreement, issued under the 2014 Equity Plan (incorporated by reference from Exhibit 10.3.4 to Mesa Laboratories, Inc’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740)).

10.3.5 *	Form of 2020 Performance Share Unit Agreement, issued under the 2014 Equity Plan (incorporated by reference from exhibit 10.1 to Mesa Laboratories Inc.'s report on Form 10-Q filed on July 30, 2019 (Commission File Number: 000-11740)).

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

23.1

Consent of Plante & Moran PLLC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-206551, 333-186893 and 333-152210) and Form S-3 (file number 333-225451) of their report dated June 1, 2020, included in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2020.

23.2

Consent of EKS&H LLLP, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-206551, 333-186893 and 333-152210), and Form S-3 (file number 333-225451) of their report dated June 1, 2020, included in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2018.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101

Consolidated Financial statements for the Annual Report on Form 10-K of Mesa Laboratories, Inc. for the annual period ended March 31, 2020, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to the Consolidated Financial Statements.

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

MESA LABORATORIES, INC.
Registrant

Date: June 1, 2020	By:	/s/ Gary M. Owens
Gary M. Owens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/John J. Sullivan, Ph.D.	Chairman of the Board of Directors	June 1, 2020
John J. Sullivan

/s/Gary M. Owens	Chief Executive Officer, President,	June 1, 2020
Gary M. Owens	and Director

/s/John V. Sakys	Chief Financial and Chief Accounting Officer,	June 1, 2020
John V. Sakys	and Treasurer

/s/David Perez	Director	June 1, 2020
David Perez

/s/John B. Schmieder	Director	June 1, 2020
John B Schmieder

/s/Jennifer S. Alltoft	Director	June 1, 2020
Jennifer S. Alltoft

/s/Evan Guillemin	Director	June 1, 2020
Evan Guillemin

/s/David M. Kelly	Director	June 1, 2020
David M. Kelly

/s/ Shannon Hall	Director	June 1, 2020
Shannon Hall