Form 10-Q
period 2020-06-30
MESA LABORATORIES INC /CO
filed 2020-08-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,103,451 shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2020.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30,	March 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$230,951	$81,380
Accounts receivable, less allowances of $188 and $159, respectively	17,929	21,132
Inventories, net	12,900	14,230
Prepaid income taxes	2,719	1,914
Prepaid expenses and other	5,257	4,136
Total current assets	269,756	122,792
Property, plant and equipment, net of accumulated depreciation of $13,157 and $12,741, respectively	21,796	22,066
Deferred tax asset	11,453	11,461
Other assets	2,254	2,480
Intangibles, net	117,526	119,871
Goodwill	153,948	141,536
Total assets	$576,733	$420,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,812	$3,408
Accrued payroll and benefits	5,341	8,940
Unearned revenues	5,858	6,814
Contingent consideration	520	504
Other accrued expenses	5,944	6,342
Total current liabilities	20,475	26,008
Deferred tax liability	31,230	32,549
Convertible senior notes, net of discounts and debt issuance costs	141,604	140,278
Other long-term liabilities	1,190	1,358
Total liabilities	194,499	200,193
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,102,939 and 4,387,140 shares, respectively	306,880	158,023
Retained earnings	72,242	71,930
Accumulated other comprehensive income (loss)	3,112	(9,940)
Total stockholders’ equity	382,234	220,013
Total liabilities and stockholders’ equity	$576,733	$420,206

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2020	2019

Revenues	$29,941	$26,288
Cost of revenues	9,973	10,149
Gross profit	19,968	16,139
Operating expenses:
Selling	4,075	2,208
General and administrative	10,099	7,520
Research and development	2,596	1,019
Total operating expenses	16,770	10,747
Operating income	3,198	5,392
Nonoperating expense:
Interest expense and amortization of debt discount	1,919	395
Other expense (income), net	897	(363)
Total nonoperating expense	2,816	32
Earnings before income taxes	382	5,360
Income tax (benefit) expense	(643)	763
Net income	$1,025	$4,597

Earnings per share:
Basic	$0.23	$1.18
Diluted	0.22	1.13

Weighted-average common shares outstanding:
Basic	4,528	3,901
Diluted	4,669	4,086

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2020	2019

Net income	$1,025	$4,597
Other comprehensive income:
Foreign currency translation adjustments	13,052	186
Comprehensive income	$14,077	$4,783

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$1,025	$4,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,908	2,181
Stock-based compensation	1,268	868
Non-cash interest and debt amortization	1,326	-
Amortization of step-up in inventory basis	(436)	-
Change in inventory reserve	47	197
Deferred taxes	360	-
Other	84	64
Cash provided by changes in operating assets and liabilities
Accounts receivable, net	4,251	(587)
Inventories, net	(1,194)	86
Prepaid expenses and other assets	(1,982)	(2,579)
Accounts payable	(913)	50
Accrued liabilities and taxes payable	(4,377)	(4,272)
Unearned revenues	(1,299)	119
Net cash provided by operating activities	2,068	724
Cash flows from investing activities:
Acquisitions	-	(2,555)
Purchases of property, plant and equipment	(216)	(226)
Net cash (used in) investing activities	(216)	(2,781)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	145,935	-
Payments of debt	-	(3,000)
Dividends	(704)	(624)
Proceeds from the exercise of stock options	1,654	2,709
Net cash provided by (used in) financing activities	146,885	(915)
Effect of exchange rate changes on cash and cash equivalents	834	102
Net increase (decrease) in cash and cash equivalents	149,571	(2,870)
Cash and cash equivalents at beginning of period	81,380	10,185
Cash and cash equivalents at end of period	$230,951	$7,315

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2020	4,387,140	$158,023	$71,930	$(9,940)	$220,013
Proceeds from the issuance of common stock, net of issuance costs of $9,315	690,000	145,935	-	-	145,935
Exercise of stock options and vesting of restricted stock units	25,799	1,654	-	-	1,654
Dividends paid, $0.16 per share	-	-	(704)	-	(704)
Stock-based compensation expense	-	1,268	-	-	1,268
Foreign currency translation	-	-	-	13,052	13,052
Adoption of accounting standards, net	-	-	(9)	-	(9)
Net income	-	-	1,025	-	1,025
June 30, 2020	5,102,939	$306,880	$72,242	$3,112	$382,234

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2019	3,890,138	$39,823	$73,303	$(1,815)	$111,311
Exercise of stock options and vesting of restricted stock units	31,441	2,709	-	-	2,709
Dividends paid, $0.16 per share	-	-	(624)	-	(624)
Stock-based compensation	-	868	-	-	868
Foreign currency translation	-	-	-	186	186
Net income	-	-	4,597	-	4,597
June 30, 2019	3,921,579	$43,400	$77,276	$(1,629)	$119,047

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

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in the U.S., Canada, Europe, Japan, and by distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of June 30, 2020, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. During the year ended March 31, 2020, we added a new reportable segment: Biopharmaceutical Development as a result of our acquisition of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition"), which is discussed further in Note 12. "Significant Transactions". Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Continuous Monitoring division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year.  The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2020.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. The current global business environment continues to be impacted directly and indirectly by the effects of the novel coronavirus ("COVID-19"), and it is not possible to accurately predict the future impact of COVID-19. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected by the impacts of COVID-19 during the near term.

●

Estimates regarding the future financial performance of the business used in the impairment tests for goodwill and long-lived assets acquired in a business combination; however, we identified no triggering events since our impairment analysis was completed during the three months ended March 31, 2020;

●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates regarding recoverability for customer receivables;
●	Estimates of the net realizable value for inventory.

Recently Issued Accounting Pronouncements

We do not expect any recently issued accounting pronouncements to have a material effect on our financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU was effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted. On April 1, 2020, we adopted the ASU using the modified retrospective transition method. We recorded a net decrease to beginning retained earnings of $9 as of April 1, 2020 due to the cumulative effect of adopting Topic 326's requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on our trade receivables. As a result of the adoption of the ASU, our allowance for doubtful accounts as of June 30, 2020 reflects our best estimate of the expected future losses for our accounts receivable based on the current economic conditions. We have accounted for the macroeconomic impact of the COVID-19 pandemic in our estimates, but due to the unprecedented nature of the impact of the pandemic, our estimates may change and future actual losses may differ from our current estimates. We will continue to monitor economic conditions and will revise our estimate of the expected future losses for accounts receivable as necessary.

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable was developed using historical collection experience, current and expected future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Customers are pooled based on sharing specific risk factors. Due to the short-term nature of trade receivables, the estimated accounts receivable that may not be collected is based on aging of the accounts receivable balances.

Customers are assessed for credit worthiness upfront through a credit review. We evaluate contract terms and conditions, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers that have a higher probability of default. We monitor changes to the receivables balance on timely basis, and balances are written off as they are determined to be uncollectable after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance. It is based on assessment of anticipated payment and all other historical, current and future information that is reasonably available.

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips are typically used on a standalone basis; however, some, that are used in protein synthesis and calibration solutions, are also critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, protein synthesizers, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customers' replacement of existing equipment. Hardware sales may be offered with perpetual or annual software licenses, which in some cases are required for the hardware to function. Our newly acquired division, Biopharmaceutical Development, designs, manufactures, markets, and sells instruments, such as protein synthesizers that are used to process immunoassay samples and related software designed to enhance productivity; consumable chemical solutions designed for use in testing; and on-demand and long-term service contracts to support customers use of the equipment. The division generates revenue from the same general categories as those we have identified for the rest of our business and recognizes revenue consistently with our policies. We evaluate our revenues internally by product line, timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. Consumables are typically used on a one-time basis requiring frequent replacement in our customer's operating cycle. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three months ended June 30, 2020 and three months ended June 30, 2019 respectively:

	Three Months Ended June 30, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$11,484	$808	$1,939	$30	$-	$14,261
Hardware and Software	129	5,020	2,556	1,955	-	9,660
Services	250	1,852	782	531	-	3,415
Contracted Revenues
Services	1,204	-	672	729	-	2,605
Total Revenues	$13,067	$7,680	$5,949	$3,245	$-	$29,941

	Three Months Ended June 30, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$10,417	$1,020	$-	$11	$1,309	$12,757
Hardware and Software	186	6,478	-	1,991	8	8,663
Services	300	2,046	-	540	-	2,886
Contracted Revenues
Services	1,207	-	-	775	-	1,982
Total Revenues	$12,110	$9,544	$-	$3,317	$1,317	$26,288

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended June 30,
	2020	2019
United States	$16,372	$15,191
Foreign	13,569	11,097
Total revenues	$29,941	$26,288

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2020	$7,217
Prior year liabilities recognized in revenues during the three months ended June 30, 2020	(1,907)
Contract liabilities added during the three months ended June 30, 2020, net of revenues recognized	879
Contract liabilities balance as of June 30, 2020	$6,189

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. We measure our cash equivalents at fair value, and classify them within Level 1 of the fair value hierarchy and we value them using quoted market prices in an active market.  As of June 30, 2020 and  March 31, 2020, cash and cash equivalents on our Condensed Consolidated Balance Sheets included $214,778 and $66,735, respectively, in a money market account. The increase in the balance in our money market account is a result of our public offering of common stock described in further detail in Note 8. "Stockholders' Equity".

During our year ended March 31, 2020, we issued $172,500 aggregate principal amount of 1.375% convertible senior notes due August 15, 2025 (the "Notes"). We estimate the fair value of the Notes based on the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes were as follows:

	June 30, 2020		March 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value
Notes	$141,604	$170,344	$140,278	$173,363

The Notes are discussed in more detail in Note 7. "Indebtedness."

Assets recognized or disclosed at fair value on the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, including those that were a part of the GPT Acquisition. These assets are measured at fair value if determined to be impaired. Preliminary fair values assigned to the assets and liabilities acquired in the GPT Acquisition were measured using Level 3 inputs, as discussed further in Note 12. "Significant Transactions." There were no transfers between the levels of the fair value hierarchy during the three months ended June 30, 2020 and three months ended June 30, 2019 respectively.

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

Note 4. Inventories, Net

Inventories consist of the following:

	June 30, 2020	March 31, 2020
Raw materials	$7,665	$6,757
Work-in-process	324	329
Finished goods	7,582	9,768
Less: reserve	(2,671)	(2,624)
Inventories, net	$12,900	$14,230

As of June 30, 2020 and March 31, 2020, finished goods inventory included $0 and $2,901, respectively, which was the remaining balance of the adjustment to step up inventory acquired as part of the GPT Acquisition to fair value; see Note 12. "Significant Transactions."

Note 5. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	June 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$20,500	$(7,150)	$13,350	$15,731	$(6,454)	$9,277
Trade names	8,351	(2,923)	5,428	5,839	(2,855)	2,984
Customer relationships	140,472	(41,857)	98,615	146,106	(38,777)	107,329
Non-compete agreements	1,297	(1,164)	133	1,447	(1,166)	281
Total	$170,620	$(53,094)	$117,526	$169,123	$(49,252)	$119,871

Amortization expense for finite-lived intangible assets acquired in a business combination was $3,354 and $1,672 for the three months ended June 30, 2020 and June 30, 2019, respectively. The increase in the amortization expense was attributable to intangible assets acquired as part of the GPT acquisition, including a cumulative effect true up that we recorded in the three months ended June 30, 2020 as we made adjustments to purchase accounting, see Note 12. "Significant Transactions."

The following is estimated amortization expense for the years ending March 31:

2021	$14,813
2022	14,448
2023	14,240
2024	13,724
2025	12,129

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
March 31, 2020	$29,594	$19,123	$74,716	$18,103	$-	$141,536
Effect of foreign currency translation	173	20	5,676	-	-	5,869
Acquisitions	-	-	-	-	-	-
Goodwill adjustment related to GPT acquisition			6,543			6,543
June 30, 2020	$29,767	$19,143	$86,935	$18,103	$-	$153,948

Note 6. Supplemental Balance Sheets Information

Accrued payroll and benefits consist of the following:

	June 30, 2020	March 31, 2020
Bonus payable	$1,122	$4,069
Wages payable	2,128	2,485
Payroll taxes	1,957	2,228
Other benefits payable	134	158
Total accrued payroll and benefits	$5,341	$8,940

Other accrued expenses consist of the following:

	June 30, 2020	March 31, 2020
Accrued business taxes	$2,851	$3,796
Current lease liabilities	1,015	1,095
Interest payable	889	296
Professional services fees	382	857
Other	807	298
Total other accrued expenses	$5,944	$6,342

Note 7.  Indebtedness

On August 12, 2019, we issued an aggregate principal amount of $172,500 of convertible senior notes (the "Notes"). The Notes mature on August 15, 2025, unless earlier repurchased or converted and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2020. The Notes are initially convertible at a conversion rate of 3.5273 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price per share of  our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets; and (iv) at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.  Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. The circumstances required to allow the holders to convert their Notes were not met during the three months ended June 30, 2020.  As of June 30, 2020, the if-converted value of the Notes did not exceed the principal balance.

We accounted for the transaction by bifurcating the Notes into liability and equity components. The carrying amount of the liability component was $141,427 upon issuance and was calculated by using the income approach and measuring the fair value of a similar debt instrument that does not have an associated convertible feature.  The implied interest rate (a Level 3 unobservable input) assuming no conversion option was estimated using the Tsiveriotis-Frenandes model; all other assumptions used in measuring the fair value represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs.  The carrying amount of the equity component representing the conversion option was $31,073 and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the "Debt Discount") is being amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

Debt issuance costs related to the Notes comprised of discounts and commissions payable to the initial purchasers of $5,175 and third party offering costs of $255. We allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $4,452 and are being amortized to interest expense using the effective interest method over the contractual term.  Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the Notes were as follows:

	June 30, 2020	March 31, 2020
Principal outstanding	$172,500	$172,500
Unamortized debt discount	(27,050)	(28,205)
Unamortized debt issuance costs	(3,846)	(4,017)
Net carrying value	$141,604	$140,278

The net carrying amount of the equity component of the Notes were as follows:

	June 30, 2020	March 31, 2020
Amount allocated to conversion option	$31,073	$31,073
Less: allocated issuance costs and deferred taxes	(8,338)	(8,338)
Equity component, net	$22,735	$22,735

We recognized interest expense on the Notes as follows:

	Three Months Ended June 30,
	2020	2019
Coupon interest expense at 1.375%	$593	$-
Amortization of debt discounts and issuance costs	1,326	-
Total	$1,919	$-

The effective interest rate of the liability component of the note is approximately 5.5%.

Note 8. Stockholders' Equity

Public Offerings of Common Stock

On June 12, 2020, we completed the sale and issuance of 600,000 shares of our common stock and on June 19, 2020, our underwriters exercised in full their option to purchase an additional 90,000 shares of our common stock. The offering price to the public was $225.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses that we initially paid was $145,935.

Stock-Based Compensation

Amounts recognized related to stock-based compensation are as follows:

	Three Months Ended June 30,
	2020	2019
Stock-based compensation expense	$1,268	$868
Amount of income tax (benefit) recognized in earnings	(925)	(540)
Stock-based compensation expense, net of tax	$343	$328

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Income.

The following is a summary of stock option award activity for the three months ended June 30, 2020 (shares in thousands):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share
Outstanding at March 31, 2020	286	$107.72
Awards granted	36	226.72
Awards forfeited or expired	(10)	112.93
Awards exercised	(23)	78.31
Outstanding as of June 30, 2020	289	$124.74

The stock options granted during the three months ended June 30, 2020 vest in equal installments on each of the first three anniversaries of the grant date.

The following is a summary of restricted stock unit ("RSU") award activity for the three months ended June 30, 2020 (shares in thousands):

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at March 31, 2020	28	$180.15	22	$204.68
Awards granted	19	225.28	-	-
Awards forfeited or expired	(1)	191.65	(1)	199.50
Awards distributed	(4)	180.59	-	-
Nonvested as of June 30, 2020	42	$200.68	21	$204.80

The majority of the time-based RSUs granted during the three months ended June 30, 2020 vest and settle in shares of our common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Time-based RSUs issued to non-employee directors vest after a one-year period from the grant date. We recognize the expense relating to these units, net of estimated forfeitures, on a straight-line basis over the vesting period.

Performance-based RSUs vest upon completion of the service period described in the award agreement and based on achievements of the financial targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the financial targets, on a straight-line basis over the service period.

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

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such shares underlying the Notes were excluded from the diluted EPS calculation for the three months ended June 30, 2020.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended June 30,
	2020	2019
Net income available for shareholders	$1,025	$4,597
Weighted average outstanding shares of common stock	4,528	3,901
Dilutive effect of stock options	130	175
Dilutive effect of non-vested shares	11	10
Fully diluted shares	4,669	4,086

Basic	$0.23	$1.18
Diluted	$0.22	$1.13

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2020	2019
Assumed conversion of convertible debt	608	-
Stock awards that were anti-dilutive	35	8
Stock awards subject to performance conditions	18	12
Total stock awards excluded from diluted EPS	661	20

Note 10. Income Taxes

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

Our effective income tax rate was (168.3)% and 14.2% for the three months ended June 30, 2020 and June 30, 2019, respectively.  The effective tax rate for the three months ended June 30, 2020 differed from the statutory federal rate of 21% primarily due to the benefit of share-based payment awards for employees and research and development tax credits, partially offset by expenses for state income taxes, the limitations imposed by Section 162(m), and the foreign rate differential.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of June 30, 2020, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

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

Note 12. Significant Transactions

GPT Acquisition

On October 31, 2019, we completed the acquisition of 100% of the outstanding shares of GPT, which comprises our new reportable segment - Biopharmaceutical Development. The acquisition of GPT expanded our presence into a new market--immunoassays and peptide synthesis solutions--that accelerate the discovery, development, and manufacturing of biotherapeutic drugs. GPT systems include laboratory instruments, consumables, kits, and software that maximize laboratory productivity by miniaturizing and automating immunoassays at nanoliter scale. Protein detection is used most frequently by pharmaceutical and biotech companies who are developing protein-based drugs. This division also provides instruments, consumables, and software for the chemical synthesis of peptides from amino acids which are used in the discovery of new peptide-based drug therapies.  After adjustments, we paid cash consideration of $181,547 to the sellers in the transaction.  The acquisition was considered a stock purchase for tax purposes.

Preliminary Allocation of Purchase Price

We accounted for the GPT Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of GPT will be recorded as of the acquisition date, at their respective estimated fair values, and consolidated with those of Mesa Labs. The estimated consideration and preliminary purchase price allocation has been prepared using a preliminary valuation. We obtained the information used to prepare the preliminary valuation during due diligence and from other sources. Only items identified as of the acquisition date are considered for subsequent adjustment. The preparation of the valuation required the use of Level 3 inputs, which are subject to significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates. These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates.

During the three months ended June 30, 2020, we finalized the valuation of the inventory step-up and intangible assets acquired; however we have not finalized the valuation of property, plant, and equipment or deferred taxes. The final purchase price allocation will be completed within one year of the closing of the transaction, and may be refined further in the coming months as we learn more about GPT and therefore we can more accurately allocate the purchase price.  The measurement period adjustments to the acquisition fair values of the assets were due to the refinement of our valuation models, assumptions and inputs. The updated assumptions and inputs incorporated additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The significant purchase price allocation changes during the three months ended June 30, 2020 included a net decrease of $6,002 in the value of intangible assets, and a decrease of $3,752 in the value of the inventory step-up.  Long-term deferred tax liabilities also decreased by $2,275 primarily due to the tax effect of these changes to the purchase price allocation. During the three months ended June 30, 2020, the cumulative net decrease to amortization expense recorded as a result of the decrease to intangible assets was $344, of which $178 of expense is recorded to cost of revenues and a benefit of $522 is recorded in general and administrative costs.

The cumulative impacts of all adjustments to date have been reflected in the unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2020. The preliminary amounts are summarized in the table below:

	Note	Fair Value at October 31, 2019
Cash and cash equivalents		$4,654
Accounts receivable, net	(a)	6,663
Inventories, net	(b)	12,522
Prepaid income taxes		477
Prepaid expenses and other		13,649
Property, plant and equipment, net		645
Other assets		1,469
Deferred taxes		10,340
Intangible assets:
Customer relationships	(c)	77,500
Trade name	(c)	4,600
Non-compete agreements	(c)	-
Acquired technology	(c)	11,800
Goodwill	(d)	84,641
Total Assets acquired		$228,960

Accounts payable		599
Accrued salaries and payroll taxes		10,735
Other short-term liabilities		157
Unearned revenues		2,089
Other accrued expenses		5,068
Deferred taxes		23,146
Other long-term liabilities		965
Total liabilities assumed		$42,759

Total closing amount, net of cash acquired		$181,547

(a)	Accounts receivable is composed of trade accounts receivable, net which is expected to be collected.
(b)

Finished goods inventory of GPT includes $8,066 of inventory-step up, which is required to report inventory at fair value at the time of acquisition. The inventory step-up was amortized to cost of revenues over approximately eight months following the acquisition date, which resulted in a temporary reduction in gross profit for the business. During the period from November 1, 2019 until March 31, 2020, we recorded $8,502 of amortization of inventory step-up costs in cost of revenues on the Condensed Consolidated Statement of Income. The final inventory valuation was completed during the three months ended June 30, 2020 and was lower than our preliminary valuation, resulting in a cumulative effect decrease of $436 in amortization of inventory step up costs. We do not expect further adjustments to the inventory step-up valuation, nor do we expect changes in the amortization to be recorded.

(c)

Customer relationships and acquired technology are being amortized on a straight-line basis over a 10 year period. Amortization expense for customer relationships is recorded to general and administrative expenses; amortization expense for acquired technology is recorded to cost of revenues. During the three months ended June 30, 2020, $1,409 of amortization expense related to the GPT intangible assets was recorded to general and administrative costs and $473 of amortization expense was recorded to cost of goods sold and allocated to the Biopharmaceutical Development division, including the cumulative-effect benefit to amortization expense discussed above. Trademarks associated with this acquisition are considered indefinite-lived intangibles. The estimated fair value of identifiable intangible assets was determined primarily using the income approach, which requires a forecast of all the expected future cash flows associated with the identified intangible assets.

(d)

Acquired goodwill of $84,641, all of which is allocated to the Biopharmaceutical Development reportable segment, represents the value expected to arise from organic revenues growth projections that are expected to exceed that of our legacy divisions, and the opportunity to expand into a new market with well-established market share. The goodwill acquired is not deductible for income tax purposes.

This preliminary purchase price allocation is subject to adjustment as purchase accounting is finalized. The valuation of property, plant, and equipment and deferred taxes are still preliminary and their final valuation could differ materially from the preliminary allocation.

Unaudited Pro Forma Information

GPT's operations contributed $5,949 to revenues and ($2,176) of net loss to our consolidated results during the three months ended June 30, 2020 including cumulative-effect adjustments. We included the operating results of GPT in our Condensed Consolidated Statements of Operations beginning on November 1, 2019, subsequent to the acquisition date. The following pro forma financial information presents the combined results of operations of Mesa Labs and GPT as if the acquisition had occurred on April 1, 2018 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected only include those adjustments that are directly attributable to the GPT Acquisition, factually supportable and have a recurring impact; they do not reflect any adjustments for anticipated expense savings resulting from the acquisition and are not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on April 1, 2018 or of future results.

Three Months Ended June 30,
2019
Pro forma total revenues (1)	$34,023
Pro forma net (loss) (2)	(746)

(1) Net revenues were adjusted to include net revenues of GPT.

(2) Pro forma adjustments to net earnings attributable to Mesa Labs include the following:

●	Excludes interest expense attributable to GPT's external debt that was paid off as part of the acquisition.
●	Additional amortization expense of $2,233 for the three months ended June 30, 2019 based on the increased fair value of amortizable intangible assets acquired.
●	For the three months ended June 30, 2019, $315 additional stock based compensation expense representing expense for performance share units awarded to certain key GPT employees.
●	Income tax effect of the adjustments made at a blended federal and state statutory rate (approximately 25%).

Note 13. Segment Information

As of June 30, 2020, we had four reportable segments, Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring. Results for the Cold Chain Packaging division, which we exited during the year ended March 31, 2020, are now presented within Corporate and Other. The following tables set forth our segment information:

	Three Months Ended June 30, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$13,067	$7,680	$5,949	$3,245	$-	$29,941
Gross profit (loss)	$9,977	$4,671	$4,466	$874	$(20)	$19,968
Reconciling items (2)						(19,586)
Earnings before income taxes						$382

	Three Months Ended June 30, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$12,110	$9,544	$-	$3,317	$1,317	$26,288
Gross profit	$8,505	$6,063	$-	$1,244	$327	$16,139
Reconciling items (2)						(10,779)
Earnings before income taxes						$5,360

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)	Reconciling items include selling, general and administrative, research and development, interest expense and amortization of debt discount, and other (income) expenses.

The following table sets forth assets by reportable segment:

	June 30, 2020	March 31, 2020
Sterilization and Disinfection Control	$71,860	$73,103
Instruments	29,756	31,025
Biopharmaceutical Development	190,765	182,758
Continuous Monitoring	30,077	29,732
Corporate and administrative	254,275	103,588
Total	$576,733	$420,206

Note 14. Subsequent Event

In July 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2020, to shareholders of record at the close of business on August 31, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: the duration and impact of the COVID-19 pandemic and the myriad of its effects on our business including related decreases in customer demand and spending; our ability to successfully grow our business, including as a result of acquisitions; the market acceptance of our products; reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; inability to consummate acquisitions at our historical rate and at appropriate prices, and to effectively integrate acquired businesses; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from the U.S. government, including changes in U.S. trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services based on technological innovation; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; outstanding claims, legal proceedings, tax audits and assessments and other contingent liabilities;  and foreign currency exchange rates and fluctuations in those rates.  Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K, for the year ended March 31, 2020 and our subsequent Quarterly Reports on Form 10-Qs. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Business Overview

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in the U.S., Canada, Europe, Japan, and by distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of June 30, 2020, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring, each of which are described further in Results of Operations below.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

As discussed in Note 8. "Stockholders' Equity" within Item 1. "Financial Statements," we completed an equity offering of our common stock, which provided $145,935, net of discounts and issuance costs. We intend to use the money raised for general corporate purposes, which may include furthering our acquisition strategy.

Corporate Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through further acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent.  As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use, and by delivering the highest quality products possible, we are committed to protecting environment, products, and people.

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

COVID-19 and Business Update

During March 2020, the impact from the spreading of COVID-19 was declared a global pandemic by the World Health Organization and a national public health emergency in the United States. The consequences of the outbreak and impact to the economy have continued to evolve throughout the three months ended June 30, 2020 and we are unable to ascertain the full extent of the impact on our business as of the date of this filing. As was the case as of the end of the year ended March 31, 2020, the pandemic continues to present a substantial public health and economic challenge around the world and is affecting our employees, business operations, and operating segments in various ways.

As COVID-19 has continued to spread and significantly affect markets around the world, we continued to enforce company policies that are focused on ensuring the safety of our employees, while continuing to deliver our goods to customers across the world. Due to the critical nature of our products and services, we are generally exempt from governmental orders in the U.S. and other countries requiring businesses to suspend operations. Nevertheless, the pandemic brought a material disruption to our operations. To protect employees and comply with regulations and recommendations to limit gatherings and increase social distancing, we require office-based employees to work remotely, and we implemented enhanced safety protocols at our manufacturing facilities, including operating with split shifts to reduce the size of the workforce on premises, performing temperature checks at the start of shifts, and maximizing the amount of space between workspaces. We have taken aggressive steps to limit the exposure and enhance the safety of our facilities for employees working so that we can continue to supply products and services to hospitals and other customers. Additionally, we continue working closely with our suppliers to develop contingency plans for potential supply interruptions.

Most of our operating segments have encountered challenges resulting from COVID-19, as the global downturn resulted in a slow-down in demand for many of the products and services that we offer. The impact on our businesses is outlined below:

●

Sterilization and Disinfection Control: This division benefited in the three months ended June 30, 2020 from fulfilling temporary advanced buying orders placed by certain customers during the three months ended March 31, 2020; however, overall orders slowed significantly in the three months ended June 30, 2020 as advanced ordering began to reverse. The critical and disposable nature of Sterilization and Disinfection Control products makes them less sensitive to general economic conditions, and the demand for Sterilization and Disinfection Control products has remained fairly strong. Prior to the COVID-19 pandemic, the worldwide market for sterilization and disinfection control products had been growing as more countries focus on verifying the effectiveness of sterilization and disinfection processes and some of the products used in this division can be used support the changing environment resulting from COVID-19.

●

Instruments, Biopharmaceutical Development, and Continuous Monitoring: Demand for hardware and certain services sold by our Instruments, Biopharmaceutical Development, and Continuous Monitoring divisions declined during the three months ended June 30, 2020, which we believe was mainly a result of COVID-19. Although demand for the Biopharmaceutical Development division's products has increased in recent years, the global pandemic has inhibited our ability to use proven strategies to market and sell these products. When travel restrictions are lifted and we are able to go on-site at customer facilities, we expect to continue to grow revenues organically in the Biopharmaceutical Development division; however, we expect that demand for hardware sold by our Instruments division will return more slowly.

Sales of our hardware products have historically been more sensitive to general economic conditions than sales of our consumables. The COVID-19 induced economic downturn appears to be behaving similarly, as businesses are postponing spending in response to economic uncertainty, declines in income and asset values, tighter credit, unemployment, and negative financial news. Worldwide and regional economic conditions have reduced the demand for our products and services as our customers reduced or delayed capital equipment and other types of purchases. We expect this trend to continue and to result in lower sales in our Instruments, Biopharmaceutical Development, and Continuous Monitoring divisions until the broader healthcare industry returns to normal levels.

Overall, we anticipate a gradual return to more normal demand for our products as the broader healthcare industry and other served industry verticals slowly return to more normal levels; however, due to outbreaks and increasing levels of COVID-19 in many areas, especially the U.S., strict regulations may be reinstated, inhibiting a return to more normal operations across healthcare and the broader economy. We believe that COVID-19 related uncertainties, restrictions, and suppressed demand will continue to negatively impact our business during the remainder of the year ending March 31, 2021.

Gross profit is affected by our product mix, manufacturing efficiencies, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross profit.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Overall revenues increased 14%, organic revenues growth declined 4% and gross profit increased 6 percentage points for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth			Gross Profit as a % of Revenues
	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019	Three Months Ended June 30, 2020	Three Months Ended June 30, 2019
Sterilization and Disinfection Control	$13,067	$12,110	8%		7%	76%	70%
Instruments	7,680	9,544	(20%	)	4%	61%	64%
Biopharmaceutical Development	5,949	-	N/A		N/A	75%	N/A
Continuous Monitoring	3,245	3,317	(2%	)	(13% )	27%	38%
Mesa Labs' reportable segments	$29,941	$24,971	(4%)		3%	67%	63%
Corporate and Other	-	1,317	(100%)		(28%)	N/A	25%
Total Company	$29,941	$26,288	(4%	)	1%	67%	61%

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Revenues	$29,941	$26,288	14%
Cost of revenues	9,973	10,149	(2%)
Gross profit	19,968	16,139	24%
Operating Expenses	16,770	10,747	56%
Operating Income	3,198	5,392	(41%)
Net income	$1,025	$4,597	(78%)

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

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Revenues	$13,067	$12,110	8%
Gross profit	9,977	8,505	17%
Gross profit as a % of revenues	76%	70%	6%

Sterilization and Disinfection Control revenues increased 8% for the three months ended June 30, 2020, as a result of organic revenues growth, which was achieved primarily through volume increases with existing customers and to a lesser extent, modest price increases. Sales in our Sterilization and Disinfection Control division have been increasing since late in the three months ended March 31, 2020, because several customers ordered larger quantities than usual in an effort to mitigate supply chain risks, which resulted in an increase in our backlog at the end of the fiscal year.  During the three months ended June 30, 2020, overall orders slowed significantly as advanced ordering began to reverse and we reduced our backlog significantly.

Sterilization and Disinfection Control gross profit margin percentage increased 6 percentage points for the three months ended June 30, 2020, primarily as a result of efficiencies gained from higher sales volumes and operational improvements.

Instruments

Our Instruments division designs, manufactures, and markets quality control instruments and consumable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Instrument products have a longer life, and their purchase by our customers is discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products.

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Revenues	$7,680	$9,544	(20%)
Gross profit	4,671	6,063	(23%)
Gross profit as a % of revenues	61%	64%	(3%)

Instruments revenues decreased 20% for the three months ended June 30, 2020, as customers across all served markets continued to limit spending that is more discretionary in nature in response to economic uncertainty.

Instruments gross profit margin percentage decreased 3 percentage points during the three months ended June 30, 2020, primarily due to lower sales volumes that reduced our efficiencies.

Biopharmaceutical Development

Our Biopharmaceutical Development division was created as a result of the GPT acquisition on October 31, 2019. The division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs.

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Revenues	$5,949	$-	N/A
Gross profit	4,466	-	N/A
Gross profit as a % of revenues	75%	-%	N/A

Biopharmaceutical Development's sales during the three months ended June 30, 2020 were negatively impacted by the economic uncertainty and social restrictions related to the COVID-19 pandemic. Global efforts to stop the spread of COVID-19 and the resulting shut down or slowing of many facets of our society and commerce have resulted in reduced demand as we are unable to market our products at industry conferences or go on-site to most customers' locations to demonstrate the products; however, we are pursuing digital sales efforts to continue to create leads and demonstrate our products to customers.

Biopharmaceutical Development's gross profit includes a $436 reduction in amortization expense as a result of an adjustment booked to the value of an inventory step-up recorded in purchase accounting related to the GPT Acquisition. Gross profit also includes $178 of incremental amortization expense related to the adjustment of the value of technology intangibles that are amortized to cost of revenues. Excluding the amortization catch ups, gross profit for the three months ended June 30, 2020 would have been $4,208, and gross profit margin percentage would have been 71%.

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

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Revenues	$3,245	$3,317	(2%)
Gross profit	874	1,244	(30%)
Gross profit as a % of revenues	27%	38%	(11%)

Continuous Monitoring's revenues decreased 2% for the three months ended June 30, 2020. Beginning late in our year ended March 31, 2020, the business was significantly affected by the shut down and slowing of many facets of the U.S. society and economy in response to the COVID-19 outbreak. Specifically, for most of the three months ended June 30, 2020, our ability to go on-site to many of our customers' facilities to install and service systems was severely restricted. These restrictions were beginning to ease in May, 2020.

Continuous Monitoring gross profit margin percentage decreased 11 percentage points for the three months ended June 30, 2020, primarily due to low service revenues volumes while we continued to pay many of our salaried technicians who were unable to complete revenue-generating orders. We also reorganized the business unit during the three months ended June 30, 2020, which we believe will allow it to operate more efficiently moving forward. This reorganization was one step in our road map to improve the division’s operations and resulting gross profit percentage.

Corporate and Other

Corporate and Other primarily consists of results from our Cold Chain Packaging division which was dissolved during the year ended March 31, 2020 and is no longer considered a reportable segment, as well as unallocated corporate expenses.

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Revenues	$-	$1,317	(100%)
Gross profit	(20)	327	(106%)
Gross profit as a % of revenues	N/A	25%	N/A

Operating Expenses

Operating expenses for the three months ended June 30, 2020 increased 56% as compared to the prior year.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Selling expense	4,075	2,208	85%
As a percentage of revenues	14%	8%	6%

Selling expense for the three months ended June 30, 2020 increased 85% primarily as a result of selling costs incurred by the Biopharmaceutical Development division, partially offset by lower industry conferences and travel costs as we implemented strict travel restrictions for our employees beginning in March, 2020. As a percentage of revenues, selling expense was 14% for the three months ended June 30, 2020, as compared to 8% for the three months ended June 30, 2019. We plan to continue making modest, strategic investments in sales and marketing resources in order to further increase organic revenues growth. In addition, costs associated with the Biopharmaceutical Development division's sales force are expected to continue to result in higher selling expense as a percentage of revenues than we incurred historically; however, increases are expected to begin to normalize once the Biopharmaceutical Development division returns to normal sales levels.  In the near-term, we expect total selling expense to approximate 10%-15% of revenues.

General and Administrative

Labor costs, including non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
General and administrative expense	10,099	7,520	34%
As a percentage of revenues	34%	29%	5%

General and administrative expenses for the three months ended June 30, 2020 increased 34%.  The increase was primarily attributable to increased amortization expense associated with intangible assets acquired from the GPT acquisition; higher non-cash stock-based compensation expense, which was almost fully offset by lower bonus expense as certain executives of the Company converted portions of cash bonus incentives to non-cash stock-based compensation expense for the year ending March 31, 2021; and costs associated with the Biopharmaceutical Development division including professional services fees related to the implementation of our enterprise resource planning tool for Biopharmaceutical Development.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Research and development expense	2,596	1,019	155%
As a percentage of revenues	9%	4%	5%

Research and development expenses for the three months ended June 30, 2020 increased 155% primarily as a result of expenses attributable to the Biopharmaceutical Development division. Including the Biopharmaceutical Development division, we expect research and development expenses will be approximately 7%-10% of revenues in the near term in part depending on the pace of the economic recovery.

Nonoperating Expense (Income)

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Nonoperating expense	2,816	32	8,700%

Nonoperating expense for the three months ended June 30, 2020 is composed primarily of interest expense associated with our 1.375% convertible senior notes issued in August 2019 (the "Notes"), gains and losses on foreign currency transactions, and gains and losses on sales of property, plant and equipment. Interest expense for the three months ended June 30, 2020 increased by $1,524 compared to the three months ended June 30, 2019 due to interest expense related to the Notes, partially offset by lower interest expense as a result of paying off our credit facility.

Income Taxes

	Three Months Ended June 30,		Percentage Change
	2020	2019	2020 vs. 2019
Income tax expense	(643)	763	(184%)
Effective tax rate	(168%)	14%	(182%)

Our effective tax rate benefited notably from the exercise of stock options and to a lesser extent, lower pre-tax income. Our income tax rate varies based upon many factors, but in general, we anticipate that on a go-forward basis our effective tax rate as adjusted for the GPT Acquisition will be approximately 25%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 10. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program.

Net Income

Net income for the three months ended June 30, 2020 varied with the changes in revenues, gross profit, and operating expenses (which includes $1,268, $3,354, and $1,326 of non-cash: stock-based compensation, amortization of intangible assets acquired in a business combination, and interest expense and discount amortization on the Notes, respectively, partially offset by a $436 benefit associated with a cumulative effect true up of inventory step up amortization).

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

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Although the COVID-19 pandemic has resulted in lower sales overall, we continue to believe that we have the liquidity required to continue operations during this volatile period. During the three months ended June 30, 2020, we continued taking steps to reduce cash outlays and expenses, including limiting travel, reducing hiring new employees, and converting a portion of our executives' remuneration from cash to non-cash stock-based compensation incentives.

Even given current macroeconomic conditions, we believe that cash and cash equivalents on hand and cash generated from operations will be sufficient to meet our short-term and long-term needs. Additionally, we believe that we have access to equity and credit markets if necessary. However, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $249,281 and $96,784 at June 30, 2020, and March 31, 2020, respectively. As of June 30, 2020, and March 31, 2020, we had $230,951 and $81,380, respectively, of cash and cash equivalents, which were held primarily in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

On June 9, 2020, we completed the sale and issuance of 600,000 shares of our common stock and on June 16, 2020, our underwriters exercised in full their option to purchase an additional 90,000 shares of our common stock. The offering price to the public was $225.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses that we initially paid was $145,935.

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

As of June 30, 2020, $172,500 in aggregate principal amount Notes was outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with our first payment made on February 15, 2020. These Notes can be converted prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion notices are received from holders of the Notes.   We were in compliance with all debt agreements at June 30, 2020 and for all prior years presented and have met all debt payment obligations. Refer to Note 7. "Indebtedness" within Item 1. Financial Statements for more details on these transactions. We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position and other considerations.

We routinely evaluate opportunities for strategic acquisitions. We currently have significant cash and cash equivalents on hand, but future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during the three months ended June 30, 2020 as well as each quarter for the year ended March 31, 2020.

In July 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2020, to shareholders of record at the close of business on August 31, 2020.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$2,068	$724
Net cash (used in) investing activities	(216)	(2,781)
Net cash provided by (used in) financing activities	146,885	(915)

Cash flows from operating activities for the three months ended June 30, 2020 provided $2,068, which primarily resulted from increased collections of accounts receivable, partially offset by an increase in the realization of unearned revenues. Cash used in investing was lower during the three months ended June 30, 2020 compared to the three months ended June 30, 2019, which included a cash outlay for the IBP acquisition. Cash provided by financing increased due to proceeds raised through our equity offering, which was completed in June, 2020.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2020, see our Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission on June 1, 2020. During the current three months ended June 30, 2020, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At June 30, 2020, we had contractual obligations for open purchase orders of approximately $4,153 for routine purchases of supplies and inventory, which are payable in less than one year.

Off-Balance Sheet Arrangements

As of June 30, 2020, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2020, in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. A portion of our operations consist of activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. These exposures have increased as a result of the GPT Acquisition, which conducts a substantial portion of its business in Swedish Krona. A hypothetical 10 percent reduction (U.S. dollar strengthening) in currency exchange rates compared to the U.S. dollar would result in an estimated $1,800 reduction in net earnings over a one-year period. Actual changes in market prices or rates may differ from hypothetical changes.

We hold investments in money market funds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, credit quality of the issuer, or other factors.

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

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, given the remediation of the material weakness described in more detail below.

Remediation of Material Weakness

As disclosed in Part II Item 9A. "Controls and Procedures" in our annual report on Form 10-K for the year ended March 31, 2020, during the three months ended March 31, 2020, we identified a material weakness in internal controls related to ineffective information technology general controls ("ITGCs") in the areas of user access and program change management over certain information technology ("IT") systems that support our financial reporting processes.

Beginning during the three months ended March 31, 2020, and continuing through June 30, 2020, we implemented our previously-disclosed remediation plan that included: i) training programs addressing ITGCs and policies around internal controls over financial reporting, which included educating control owners concerning the requirements of each control that they are responsible for; (ii) creation of roles that are responsible for IT compliance and oversight; (iii) development of documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

During the three months ended June 30, 2020, we completed our testing of the operating effectiveness of the affected ITGC controls and found them to be effective. As a result, we have concluded that the material weakness has been remediated as of June 30, 2020.

Changes in Internal Control over Financial Reporting

The GPT Acquisition was completed on October 31, 2019. The financial results of GPT are included in our unaudited consolidated financial statements as of June 30, 2020 and for the quarter then ended. The GPT business represented approximately $5,949 of revenues and ($2,176) of net loss, respectively, for the three months ended June 30, 2020. As this acquisition occurred in the third quarter of fiscal year 2020, the scope of our assessment of our internal control over financial reporting does not include GPT. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. “Financial Statements.” for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2020, under the heading “Part I – Item 1A. Risk Factors.”  The Risk Factors section in our Annual Report on Form 10-K for the year ended March 31, 2020, as updated by this first quarter Form 10-Q including the discussions of the COVID-19 pandemic in this report in Management's Discussion and Analysis, remains current in all material respects. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: August 6, 2020	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: August 6, 2020	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer