Form 10-Q
period 2020-09-30
MESA LABORATORIES INC /CO/
filed 2020-11-05
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,118,653 shares of the Issuer’s common stock, no par value, outstanding as of October 30, 2020.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30,	March 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$241,924	$81,380
Accounts receivable, less allowances of $168 and $159, respectively	18,563	21,132
Inventories, net	11,837	14,230
Prepaid income taxes	3,344	1,914
Prepaid expenses and other	4,457	4,136
Total current assets	280,125	122,792
Property, plant and equipment, net of accumulated depreciation of $14,087 and $12,741, respectively	22,309	22,066
Deferred tax asset	11,453	11,461
Other assets	1,977	2,480
Intangibles, net	116,703	119,871
Goodwill	156,365	141,536
Total assets	$588,932	$420,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,852	$3,408
Accrued payroll and benefits	5,611	8,940
Unearned revenues	6,790	6,814
Contingent consideration	527	504
Other accrued expenses	4,753	6,342
Total current liabilities	19,533	26,008
Deferred tax liability	33,090	32,549
Convertible senior notes, net of discounts and debt issuance costs	142,945	140,278
Other long-term liabilities	952	1,358
Total liabilities	196,520	200,193
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,117,441 and 4,387,140 shares, respectively	309,935	158,023
Retained earnings	74,724	72,359
Accumulated other comprehensive income (loss)	7,753	(10,369)
Total stockholders’ equity	392,412	220,013
Total liabilities and stockholders’ equity	$588,932	$420,206

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Revenues	$31,860	$25,536	$61,801	$51,824
Cost of revenues	10,575	9,950	20,176	20,034
Gross profit	21,285	15,586	41,625	31,790
Operating expenses:
Selling	3,786	2,274	7,861	4,482
General and administrative	10,615	7,703	20,714	15,223
Research and development	2,414	915	5,010	1,934
Total operating expenses	16,815	10,892	33,585	21,639
Operating income	4,470	4,694	8,040	10,151
Nonoperating expense:
Interest expense and amortization of debt discount	1,934	1,397	3,853	1,593
Other expense (income), net	152	(477)	1,049	(641)
Total nonoperating expense	2,086	920	4,902	952
Earnings before income taxes	2,384	3,774	3,138	9,199
Income tax (benefit) expense	(295)	602	(758)	1,365
Net income	$2,679	$3,172	$3,896	$7,834

Earnings per share:
Basic	$0.52	$0.76	$0.81	$1.94
Diluted	0.51	0.73	0.79	1.86

Weighted-average common shares outstanding:
Basic	5,110	4,155	4,821	4,029
Diluted	5,241	4,321	4,958	4,205

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019

Net income	$2,679	$3,172	$3,896	$7,834
Other comprehensive income:
Foreign currency translation adjustments	5,262	(986)	18,122	(865)
Comprehensive income	$7,941	$2,186	$22,018	$6,969

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$3,896	$7,834
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,333	4,444
Stock-based compensation	3,276	2,050
Non-cash interest and debt amortization	2,667	706
Amortization of step-up in inventory basis	(436)	-
Change in inventory reserve	258	70
Other	499	129
Cash provided by changes in operating assets and liabilities
Accounts receivable, net	3,077	246
Inventories, net	(464)	295
Prepaid expenses and other assets	(1,941)	(2,508)
Accounts payable	(1,604)	(746)
Accrued liabilities and taxes payable	(4,811)	(5,385)
Unearned revenues	(140)	14
Net cash provided by operating activities	12,610	7,149
Cash flows from investing activities:
Acquisitions	$-	$(2,555)
Purchases of property, plant and equipment	(707)	(543)
Net cash (used in) investing activities	(707)	(3,098)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net	-	167,070
Proceeds from the issuance of common stock, net	145,935	84,995
Payments of debt	-	(23,000)
Dividends	(1,522)	(1,321)
Payments of Contingent Consideration	(10)	(11)
Proceeds from the exercise of stock options	2,701	3,507
Net cash provided by financing activities	147,104	231,240
Effect of exchange rate changes on cash and cash equivalents	1,537	(33)
Net increase in cash and cash equivalents	160,544	235,258
Cash and cash equivalents at beginning of period	81,380	10,185
Cash and cash equivalents at end of period	$241,924	$245,443

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2020	4,387,140	$158,023	$72,359	$(10,369)	$220,013
Proceeds from the issuance of common stock, net of issuance costs of $9,315	690,000	145,935	-	-	145,935
Exercise of stock options and vesting of restricted stock units	25,799	1,654	-	-	1,654
Dividends paid, $0.16 per share	-	-	(704)	-	(704)
Stock-based compensation expense	-	1,268	-	-	1,268
Foreign currency translation	-	-	-	12,860	12,860
Adoption of accounting standards, net	-	-	(9)	-	(9)
Net income	-	-	1,217	-	1,217
June 30, 2020	5,102,939	$306,880	$72,863	$2,491	$382,234
Exercise of stock options and vesting of restricted stock units	14,502	1,047	-	-	1,047
Dividends paid, $0.16 per share	-	-	(818)	-	(818)
Stock-based compensation expense	-	2,008	-	-	2,008
Foreign currency translation	-	-	-	5,262	5,262
Net income	-	-	2,679	-	2,679
September 30, 2020	5,117,441	$309,935	$74,724	$7,753	$392,412

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2019	3,890,138	$39,823	$73,303	$(1,815)	$111,311
Exercise of stock options and vesting of restricted stock units	31,441	2,709	-	-	2,709
Dividends paid, $0.16 per share	-	-	(624)	-	(624)
Stock-based compensation expense	-	868	-	-	868
Foreign currency translation	-	-	-	121	121
Net income	-	-	4,662	-	4,662
June 30, 2019	3,921,579	43,400	77,341	(1,694)	119,047
Exercise of stock options and vesting of restricted stock units	12,220	798	-	-	798
Proceeds from issuance of common stock, net of issuance costs of $5,568	431,250	84,995			84,995
Proceeds from conversion feature of convertible senior notes, due 2025, net of allocated costs and taxes of $8,338	-	22,735			22,735
Dividends paid, $0.16 per share	-	-	(697)	-	(697)
Stock-based compensation expense	-	1,182	-	-	1,182
Foreign currency translation	-	-	-	(986)	(986)
Net Income	-	-	3,172	-	3,172
September 30, 2019	4,365,049	$153,110	$79,816	$(2,680)	$230,246

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

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in North America, Europe, China, Japan, and by distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins.

As of September 30, 2020, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. During the year ended March 31, 2020, we added a new reportable segment: Biopharmaceutical Development as a result of our acquisition of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition"), which is discussed further in Note 12. "Significant Transactions". Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Continuous Monitoring division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year.  The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2020.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. The current global business environment continues to be impacted directly and indirectly by the effects of the novel coronavirus ("COVID-19"), and it is not possible to accurately predict the future impact of COVID-19. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected by the impacts of COVID-19 during the near term:

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

Immaterial Error Correction

During the three months ended September 30, 2020, we identified an immaterial error in the design of our Enterprise Resource Planning tool that resulted in a system failure to eliminate intercompany cost of revenues for certain types of transactions. The error resulted in an overstatement of cost of goods sold and an understatement in gross profit for the Continuous Monitoring, Instruments, and Sterilization and Disinfection Control divisions. The issue began during the three months ended June 30, 2019; we have determined that no financial statement prior to April 1, 2019 was misstated as a result of the previously uneliminated balances in cost of revenues.

In accordance with Staff Accounting Bulletin ("SAB") No. 99 Materiality, and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, we evaluated the error quantitatively and qualitatively and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended September 30, 2020. In considering the materiality, we concluded that the impact of the error correction is not material in absolute dollar amount especially since our most recent fiscal year results included various new non cash charges that reduced net income below historical levels, [nor is it qualitatively material]. Accordingly, we have revised previously reported financial information for the immaterial error.

We performed manual intercompany elimination calculations and determined that cost of revenues and accumulated other comprehensive income were overstated by $429 for the year ended March 31, 2020, which would increase operating income and net income by approximately $429 and diluted earnings per share by $0.10; there was no income tax impact on the full year adjustment since the inventory balance was not misstated.  To correct the immaterial error, we have restated retained earnings as of March 31, 2020. The error resulted in overstated cost of goods sold and a corresponding understatement of net income of: $65 during the three months ended June 30, 2019; $110 during the three months ended September 30, 2019, $126 during the three months ended December 31, 2019, and $128 during the three months ended March 31, 2020. Additionally, during the three months ended June 30, 2020, cost of revenues were overstated by $372, which after the impact of taxes would increase net income by approximately $192 and diluted earnings per share by $0.04. We have restated retained earnings as of June 30, 2020 in the amount of $192. The immaterial error has no impact on total cash flows from operating activities or total comprehensive income for any of the periods that were revised.

Recently Issued Accounting Pronouncements

In August, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, such as our convertible senior notes, due 2025. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The update permits the use of either the modified retrospective or fully retrospective method of transition. We are currently evaluating the timing, method of adoption, and financial impact of the adoption of ASU 2020-06 on our financial statements but anticipate that subsequent to adoption, the equity conversion feature will be categorized as a liability and there will be a reduction in non-cash interest expense related to the 1.375% convertible senior notes due August 15, 2025.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU was effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted. On April 1, 2020, we adopted the ASU using the modified retrospective transition method. We recorded a net decrease to beginning retained earnings of $9 as of April 1, 2020 due to the cumulative effect of adopting Topic 326's requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on our trade receivables. As a result of the adoption of the ASU, our allowance for doubtful accounts as of September 30, 2020 reflects our best estimate of the expected future losses for our accounts receivable based on the current economic conditions. We have accounted for the macroeconomic impact of the COVID-19 pandemic in our estimates, but due to the unprecedented nature of the impact of the pandemic, our estimates may change and future actual losses may differ from our current estimates. We will continue to monitor economic conditions and will revise our estimate of the expected future losses for accounts receivable as necessary.

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

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips are typically used on a standalone basis; however, some that are used in protein synthesis and calibration solutions are also critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, protein synthesizers, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customers' replacement of existing equipment. Hardware sales may be offered with perpetual or annual software licenses, which in some cases are required for the hardware to function. Our Biopharmaceutical Development Division designs, manufactures, markets, and sells instruments, such as protein synthesizers that are used to process immunoassay samples and related software designed to enhance productivity; consumable chemical solutions designed for use in testing; and on-demand and long-term service contracts to support customers' use of the equipment. The division generates revenue from the same general categories as those we have identified for the rest of our business and recognizes revenue consistently with our policies. We evaluate our revenues internally by product line, timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. Consumables are typically used on a one-time basis requiring frequent replacement in our customer's operating cycle. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three and six months ended September 30, 2020 and three and six months ended September 30, 2019, respectively:

	Three Months Ended September 30, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$9,518	$715	$3,238	$15	$-	$13,486
Hardware and Software	108	4,815	4,191	2,207	-	11,321
Services	706	2,028	1,005	614	-	4,353
Contracted Revenues
Services	1,220	-	697	783	-	2,700
Total Revenues	$11,552	$7,558	$9,131	$3,619	$-	$31,860

	Three Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$10,122	$563	$-	$10	$877	$11,572
Hardware and Software	148	5,923	-	1,821	-	7,892
Services	641	2,474	-	570	19	3,704
Contracted Revenues
Services	1,183	-	-	1,185	-	2,368
Total Revenues	$12,094	$8,960	$-	$3,586	$896	$25,536

	Six Months Ended September 30, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$21,002	$1,523	$5,177	$45	$-	$27,747
Hardware and Software	237	9,835	6,747	4,162	-	20,981
Services	956	3,880	1,787	1,145	-	7,768
Contracted Revenues
Services	2,424	-	1,369	1,512	-	5,305
Total Revenues	$24,619	$15,238	$15,080	$6,864	$-	$61,801

	Six Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$20,539	$1,583	$-	$21	$2,186	$24,329
Hardware and Software	334	12,401	-	3,812	-	16,547
Services	941	4,520	-	1,110	27	6,598
Contracted Revenues
Services	2,390	-	-	1,960	-	4,350
Total Revenues	$24,204	$18,504	$-	$6,903	$2,213	$51,824

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
United States	$11,222	$15,006	$27,594	$30,197
Foreign	20,638	10,530	34,207	21,627
Total revenues	$31,860	$25,536	$61,801	$51,824

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2020	$7,217
Prior year liabilities recognized in revenues during the six months ended September 30, 2020	(3,353)
Contract liabilities added during the six months ended September 30, 2020, net of revenues recognized	3,272
Contract liabilities balance as of September 30, 2020	$7,136

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. We measure our cash equivalents at fair value, and classify them within Level 1 of the fair value hierarchy and we value them using quoted market prices in an active market.  As of September 30, 2020 and  March 31, 2020, cash and cash equivalents on our Condensed Consolidated Balance Sheets included $222,806 and $66,735, respectively, in a money market account. The increase in the balance in our money market account is primarily a result of our public offering of common stock described in further detail in Note 8. "Stockholders' Equity".

During our year ended March 31, 2020, we issued $172,500 aggregate principal amount of 1.375% convertible senior notes due August 15, 2025. We estimate the fair value of the Notes based on the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes were as follows:

	September 30, 2020		March 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$142,945	$191,475	$140,278	$173,363

The Notes are discussed in more detail in Note 7. "Indebtedness."

Assets recognized or disclosed at fair value on the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, including those that were a part of the GPT Acquisition. These assets are measured at fair value if determined to be impaired. Preliminary fair values assigned to the assets and liabilities acquired in the GPT Acquisition were measured using Level 3 inputs, as discussed further in Note 12. "Significant Transactions." There were no transfers between the levels of the fair value hierarchy during the six months ended September 30, 2020 or six months ended September 30, 2019.

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

Note 4. Inventories, Net

Inventories consist of the following:

	September 30, 2020	March 31, 2020
Raw materials	$7,263	$6,757
Work-in-process	357	329
Finished goods	7,099	9,768
Less: reserve	(2,882)	(2,624)
Inventories, net	$11,837	$14,230

As of  September 30, 2020 and March 31, 2020, finished goods inventory included $0 and $2,901, respectively, which was the remaining balance of the adjustment to step-up inventory acquired as part of the GPT Acquisition to fair value; see Note 12. "Significant Transactions."

Note 5. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	September 30, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$20,852	$(7,671)	$13,181	$15,731	$(6,454)	$9,277
Trade names	8,477	(2,992)	5,485	5,839	(2,855)	2,984
Customer relationships	143,378	(45,464)	97,914	146,106	(38,777)	107,329
Non-compete agreements	1,299	(1,176)	123	1,447	(1,166)	281
Total	$174,006	$(57,303)	$116,703	$169,123	$(49,252)	$119,871

Amortization expense for finite-lived intangible assets acquired in a business combination was $3,512 and $6,866 for the three and six months ended September 30, 2020 and $1,658 and $3,330 for the three and six months ended  September 30, 2019, respectively. The increase in the amortization expense was attributable to intangible assets acquired as part of the GPT acquisition, including a cumulative effect true up that we recorded during the three months ended June 30, 2020 as we made adjustments to purchase accounting, see Note 12. "Significant Transactions."

The following is estimated amortization expense for the years ending March 31:

2021	$14,635
2022	14,599
2023	14,581
2024	14,056
2025	12,471

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
March 31, 2020	$29,594	$19,123	$74,716	$18,103	$-	$141,536
Effect of foreign currency translation	500	60	8,604	-	-	9,164
Goodwill adjustment related to GPT acquisition	-	-	5,665	-	-	5,665
September 30, 2020	$30,094	$19,183	$88,985	$18,103	$-	$156,365

Note 6. Supplemental Balance Sheets Information

Accrued payroll and benefits consist of the following:

	September 30, 2020	March 31, 2020
Bonus payable	$1,771	$4,069
Wages payable	2,146	2,485
Payroll related taxes	1,504	2,228
Other benefits payable	190	158
Total accrued payroll and benefits	$5,611	$8,940

Other accrued expenses consist of the following:

	September 30, 2020	March 31, 2020
Accrued business taxes	$1,965	$3,796
Current operating lease liabilities	945	1,095
Interest payable	296	296
Professional services fees	494	857
Other	1,053	298
Total other accrued expenses	$4,753	$6,342

Note 7.  Indebtedness

On August 12, 2019, we issued an aggregate principal amount of $172,500 of convertible senior notes (the "Notes"). The Notes mature on August 15, 2025, unless earlier repurchased or converted and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year beginning on February 15, 2020. The Notes are initially convertible at a conversion rate of 3.5273 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending on December 31, 2019 (and only during such calendar quarter), if the last reported sale price per share of  our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets; and (iv) at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.  Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. The circumstances required to allow the holders to convert their Notes were not met during the three months ended September 30, 2020.  As of September 30, 2020, the if-converted value of the Notes did not exceed the principal balance.

We accounted for the transaction by bifurcating the Notes into liability and equity components. The carrying amount of the liability component was $141,427 upon issuance and was calculated by using the income approach and measuring the fair value of a similar debt instrument that does not have an associated convertible feature.  The implied interest rate (a Level 3 unobservable input) assuming no conversion option was estimated using the Tsiveriotis-Frenandes model; all other assumptions used in measuring the fair value represent what market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs before allocated issuance costs and deferred taxes.  The carrying amount of the equity component representing the conversion option was $31,073 and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the "Debt Discount") is being amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

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

The net carrying amount of the Notes were as follows:

	September 30, 2020	March 31, 2020
Principal outstanding	$172,500	$172,500
Unamortized debt discount	(25,879)	(28,205)
Unamortized debt issuance costs	(3,676)	(4,017)
Net carrying value	$142,945	$140,278

The net carrying amount of the equity component of the Notes were as follows:

	September 30, 2020	March 31, 2020
Amount allocated to conversion option	$31,073	$31,073
Less: allocated issuance costs and deferred taxes	(8,338)	(8,338)
Equity component, net	$22,735	$22,735

We recognized interest expense on the Notes as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Coupon interest expense at 1.375%	$593	$316	$1,186	$316
Amortization of debt discounts and issuance costs	1,341	707	2,667	707
Total	$1,934	$1,023	$3,853	$1,023

The effective interest rate of the liability component of the note is approximately 5.5%.

Note 8. Stockholders' Equity

Public Offerings of Common Stock

On June 12, 2020, we completed the sale and issuance of 600,000 shares of our common stock and on June 19, 2020, our underwriters exercised in full their option to purchase an additional 90,000 shares of our common stock. The offering price to the public was $225.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses was $145,935.

Stock-Based Compensation

Amounts recognized related to stock-based compensation are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation expense	$2,008	$1,182	$3,276	$2,050
Amount of income tax (benefit) recognized in earnings	(522)	(368)	(1,447)	(908)
Stock-based compensation expense, net of tax	$1,486	$814	$1,829	$1,142

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Income.

The following is a summary of stock option award activity for the six months ended September 30, 2020 (shares in thousands):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share
Outstanding at March 31, 2020	286	$107.72
Awards granted	36	226.72
Awards forfeited or expired	(10)	112.27
Awards exercised	(36)	83.69
Outstanding as of September 30, 2020	276	$126.30

The stock options granted during the six months ended September 30, 2020 vest in equal installments on each of the first three anniversaries of the grant date.

The following is a summary of restricted stock unit ("RSU") award activity for the six months ended September 30, 2020 (shares in thousands):

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at March 31, 2020	28	$180.15	22	$204.68
Awards granted	19	225.32	-	-
Awards forfeited or expired	(3)	205.10	(1)	199.50
Awards distributed	(5)	177.17	-	-
Nonvested as of September 30, 2020	39	$201.49	21	$204.80

The majority of the time-based RSUs granted during the six months ended September 30, 2020 vest and settle in shares of our common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Time-based RSUs issued to non-employee directors and a portion of the awards granted to executives of the company vest after a one-year period from the grant date. We recognize the expense relating to these units, net of estimated forfeitures, on a straight-line basis over the vesting period.

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

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for the three and  six months ended September 30, 2020.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net income available for shareholders	$2,679	$3,172	$3,896	$7,834
Weighted average outstanding shares of common stock	5,110	4,155	4,821	4,029
Dilutive effect of stock options	119	156	125	166
Dilutive effect of non-vested shares	12	10	12	10
Fully diluted shares	5,241	4,321	4,958	4,205

Basic	$0.52	$0.76	$0.81	$1.94
Diluted	$0.51	$0.73	$0.79	$1.86

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Assumed conversion of convertible debt	608	331	608	166
Stock awards that were anti-dilutive	63	29	49	19
Stock awards subject to performance conditions	21	18	19	15
Total stock awards excluded from diluted EPS	692	378	676	200

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

Our effective income tax rate was (12.4)% and (24.2)% for the three and six months ended September 30, 2020 and was 16.0% and 14.8% for the three and six months ended  September 30, 2019, respectively.  The effective tax rate for the three and six months ended September 30, 2020 differed from the statutory federal rate of 21% primarily due to the release of an uncertain tax position during the three months ended September 30, 2020 as discussed further below, the benefit of share-based payment awards for employees and research and development tax credits, partially offset by expenses for state income taxes, the limitations imposed by Section 162(m), and the foreign rate differential.

As part of our adoption of the Tax Cuts and Jobs Act, we recorded an uncertain tax position in the amount of $630. During the three months ended September 30, 2020, the Internal Revenue Service issued final regulations clarifying the law and providing greater flexibility to companies regarding substantiation requirements. As a result of the clarifications, we have determined that the uncertain tax position is no longer required and we have released it, which resulted in a $630 tax benefit during the three months ended September 30, 2020.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of September 30, 2020, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

Under the terms of the revised IBP agreement, we are required to pay contingent consideration if the company is able to achieve certain operational and regulatory milestones. The potential undiscounted consideration payable ranges from €0 to €450, depending on whether units being developed are certified for sale by U.S. and foreign regulatory bodies. We currently believe that it is more likely than not that all aspects of the contingency will be achieved and we expect to pay $530, depending on foreign exchange rates, during the year ending March 31, 2021.

Note 12. Significant Transactions

GPT Acquisition

On October 31, 2019, we completed the acquisition of 100% of the outstanding shares of GPT, which comprises our new reportable segment - Biopharmaceutical Development. The acquisition of GPT expanded our presence into a new market--immunoassays and peptide synthesis solutions--that accelerate the discovery, development, and manufacturing of biotherapeutic drugs. GPT systems include laboratory instruments, consumables, kits, and software that maximize laboratory productivity by miniaturizing and automating immunoassays at nanoliter scale. GPT's protein detection is used most frequently by pharmaceutical and biotech companies that are developing protein-based drugs. This division also provides instruments, consumables, and software for the chemical synthesis of peptides from amino acids which are used in the discovery of new peptide-based drug therapies.  After adjustments, we paid cash consideration of $181,547 to the sellers in the transaction.  The acquisition was considered a stock purchase for tax purposes.

Preliminary Allocation of Purchase Price

We accounted for the GPT Acquisition as the purchase of a business under U.S. GAAP. Under the acquisition method of accounting, the assets of GPT were recorded as of the acquisition date, at their respective estimated fair values, and consolidated with those of Mesa Labs. During the three months ended September 30, 2020, we finalized the valuation of net assets acquired. We obtained the information used to prepare the preliminary valuation during due diligence and from other sources. In the months after closing, we obtained additional information about these assets and liabilities as we learned more about GPT. We refined the estimates of fair value to more accurately allocate the purchase price. Only items identified as of the acquisition date were considered for subsequent adjustment.

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

During the six months ended  September 30, 2020, we finalized the valuation of the inventory step-up, intangible assets acquired, and property, plant, and equipment; however we have not finalized the valuation of certain tax related items, including deferred taxes. The final purchase price allocation will be completed within one year of the closing of the transaction, and may be refined further in the coming months as we learn more about GPT and therefore we can more accurately allocate the purchase price.  The measurement period adjustments to the acquisition fair values of the assets were due to the refinement of our valuation models, assumptions and inputs. The updated assumptions and inputs incorporated additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed as of the acquisition date.

The significant purchase price allocation changes during the six months ended September 30, 2020 included a net decrease of $6,002 in the value of intangible assets, a decrease of $3,752 in the value of the inventory step-up, and an increase of $878 in the value of property, plant and equipment, net.  Long-term deferred tax liabilities also decreased by a net amount of $2,010, primarily due to the tax effect of these changes to the purchase price allocation. During the six months ended September 30, 2020, the cumulative net decrease to amortization expense recorded as a result of the decrease to intangible assets was $344, of which $178 of expense was recorded to cost of revenues and a benefit of $522 was recorded in general and administrative costs. Additionally, a $207 cumulative increase to depreciation expense was recorded to general and administrative costs during the three months ended September 30, 2020 as a result of the increase in the fair value of property, plant and equipment.

The cumulative impacts of all adjustments to date have been reflected in the Unaudited Condensed Consolidated Financial Statements as of and for the six months ended September 30, 2020. The components and allocation of the purchase price consist of the following amounts:

	Note	Fair Value
Cash and cash equivalents		$4,654
Accounts receivable, net	(a)	6,663
Inventories, net	(b)	12,522
Prepaid income taxes		477
Prepaid expenses and other		13,649
Property, plant and equipment, net		1,523
Other assets		1,469
Deferred taxes		10,340
Intangible assets:
Customer relationships	(c)	77,500
Trade name	(c)	4,600
Non-compete agreements	(c)	-
Acquired technology	(c)	11,800
Goodwill	(d)	84,028
Total Assets acquired		$229,225

Accounts payable		599
Accrued salaries and payroll taxes		10,735
Other short-term liabilities		157
Unearned revenues		2,089
Other accrued expenses		5,068
Deferred taxes		23,411
Other long-term liabilities		965
Total liabilities assumed		$43,024

Total closing amount, net of cash acquired		$181,547

(a)	Accounts receivable is composed of trade accounts receivable, net which is expected to be collected.
(b)

Finished goods inventory of GPT includes $8,066 of inventory-step up, which is required to report inventory at fair value at the time of acquisition. The inventory step-up was amortized to cost of revenues over approximately eight months following the acquisition date, which resulted in a temporary reduction in gross profit for the business. During the period from November 1, 2019 until March 31, 2020, we recorded $8,502 of amortization of inventory step-up costs in cost of revenues on the Condensed Consolidated Statement of Income. The final inventory valuation was completed during the six months ended September 30, 2020 and was lower than our preliminary valuation, resulting in a cumulative effect decrease of $436 in amortization of inventory step up costs. We do not expect further adjustments to the inventory step-up valuation, nor do we expect changes in the amortization to be recorded.

(c)

Customer relationships and acquired technology are being amortized on a straight-line basis over a 10 year period. Amortization expense for customer relationships is recorded to general and administrative expenses; amortization expense for acquired technology is recorded to cost of revenues. During the six months ended September 30, 2020, $1,409 of amortization expense related to the GPT intangible assets was recorded to general and administrative costs and $473 of amortization expense was recorded to cost of goods sold and allocated to the Biopharmaceutical Development division, including the cumulative-effect benefit to amortization expense discussed above. Trademarks associated with this acquisition are considered indefinite-lived intangibles. The estimated fair value of identifiable intangible assets was determined primarily using the income approach, which requires a forecast of all the expected future cash flows associated with the identified intangible assets.

(d)

Acquired goodwill of $84,028, all of which is allocated to the Biopharmaceutical Development reportable segment, represents the value expected to arise from organic revenues growth projections that are expected to exceed that of our legacy divisions, and the opportunity to expand into a new market with well-established market share. The goodwill acquired is not deductible for income tax purposes.

Unaudited Pro Forma Information

GPT's operations contributed $15,080 to revenues and ($2,083) of net loss to our consolidated results during the six months ended September 30, 2020 including cumulative-effect adjustments. We included the operating results of GPT in our Condensed Consolidated Statements of Income beginning on November 1, 2019, subsequent to the acquisition date. The following pro forma financial information presents the combined results of operations of Mesa Labs and GPT as if the acquisition had occurred on April 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected only include those adjustments that are directly attributable to the GPT Acquisition, factually supportable and have a recurring impact; they do not reflect any adjustments for anticipated expense savings resulting from the acquisition and are not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on April 1, 2019 or of future results. Prior to the GPT Acquisition, GPT did not generate monthly or quarterly financial statements that were prepared in accordance with GAAP.

Six Months Ended September 30,
2019
Pro forma total revenues (1)	$67,907
Pro forma net income (2)	6,435

(1) Net revenues were adjusted to include net revenues of GPT.

(2) Pro forma adjustments to net earnings attributable to Mesa Labs include the following:

●	Excludes interest expense attributable to GPT's external debt that was paid off as part of the acquisition.
●	Additional amortization expense of $4,057 for the six months ended September 30, 2019 based on the increased fair value of amortizable intangible assets acquired.
●	For the six months ended September 30, 2019, $351 additional stock based compensation expense representing expense for performance share units awarded to certain key GPT employees.
●	Income tax effect of the adjustments made at a blended federal and state statutory rate (approximately 25%).

Note 13. Segment Information

As of September 30, 2020, we had four reportable segments, Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring. Results for the Cold Chain Packaging division, which we exited during the year ended March 31, 2020, are now presented within Corporate and Other. The following tables set forth our segment information:

	Three Months Ended September 30, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$11,552	$7,558	$9,131	$3,619	$-	$31,860
Gross profit	$8,770	$4,852	$6,212	$1,368	$83	$21,285
Reconciling items (2)						(18,901)
Earnings before income taxes						$2,384

	Three Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$12,094	$8,960	$-	$3,586	$896	$25,536
Gross profit	$8,723	$5,557	$-	$1,221	$85	$15,586
Reconciling items (2)						(11,812)
Earnings before income taxes						$3,774

	Six Months Ended September 30, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$24,619	$15,238	$15,080	$6,864	$-	$61,801
Gross profit	$18,790	$9,541	$10,678	$2,552	$64	$41,625
Reconciling items (2)						(38,487)
Earnings before income taxes						$3,138

	Six Months Ended September 30, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$24,204	$18,504	$-	$6,903	$2,213	$51,824
Gross profit	$17,233	$11,639	$-	$2,506	$412	$31,790
Reconciling items (2)						(22,591)
Earnings before income taxes						$9,199

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)	Reconciling items include selling, general and administrative, research and development, interest expense and amortization of debt discount, and other (income) expenses.

The following table sets forth assets by reportable segment:

	September 30, 2020	March 31, 2020
Sterilization and Disinfection Control	$68,571	$73,103
Instruments	29,735	31,025
Biopharmaceutical Development	194,570	182,758
Continuous Monitoring	28,625	29,732
Corporate and administrative	267,431	103,588
Total	$588,932	$420,206

Note 14. Subsequent Event

In October 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2020, to shareholders of record at the close of business on November 30, 2020.

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

Business Overview

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in North America, Europe, China, Japan, and by distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of September 30, 2020, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring, each of which are described further in Results of Operations below.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

As discussed in Note 8. "Stockholders' Equity" within Item 1. "Financial Statements," we completed an equity offering of our common stock, which provided $145,935, net of discounts and issuance costs. We intend to use the money raised for general corporate purposes, which may include furthering our acquisition strategy.

Corporate Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through further acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent.  As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use, and by delivering the highest quality products possible, we are committed to protecting the environment, products, and people.

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

COVID-19 and Business Update

During March 2020, the impact from the spreading of COVID-19 was declared a global pandemic by the World Health Organization and a national public health emergency in the United States. The consequences of the outbreak and impact to the economy have continued to evolve throughout the six months ended September 30, 2020 and we are unable to ascertain the full extent of the impact on our business as of the date of this filing. Throughout our fiscal year, the pandemic has continued to present a substantial public health and economic challenge around the world and is affecting our employees, business operations, and operating segments in various ways.

As COVID-19 has continued to spread and significantly affect markets around the world, we continued to enforce company policies that are focused on ensuring the safety of our employees, while continuing to deliver our goods to customers across the world. Due to the critical nature of our products and services, we are generally exempt from governmental orders in the U.S. and other countries requiring businesses to suspend operations. Nevertheless, the pandemic brought a material disruption to our operations. To protect employees and comply with regulations and recommendations to limit gatherings and increase social distancing, we require office-based employees to work remotely in most cases, and we implemented enhanced safety protocols at our manufacturing facilities, including performing health checks at the start of shifts, utilizing contact tracing technology to support case investigation when needed, and maximizing the amount of space between workspaces. We have taken aggressive steps to limit the exposure and enhance the safety of our facilities for employees working so that we can continue to supply products and services to our customers, although there is no guarantee that our measures will be successful. Additionally, we continue to evaluate and monitor the condition of our supply chain and work with our suppliers to develop contingency plans for potential supply interruptions.

Our business has encountered challenges resulting from COVID-19, as the global downturn resulted in a slow-down in demand for many of the products and services that we offer. The impact on our businesses is outlined below:

●

Sterilization and Disinfection Control: This division benefited in the three months ended June 30, 2020 from fulfilling temporary advanced buying orders placed by certain customers during the three months ended March 31, 2020; however, overall orders slowed significantly during the latter part of the three months ended June 30, 2020 and continued throughout the three months ended September 30, 2020 as advanced ordering began to reverse. Additionally, sales to distributors that service high growth economies that were severely impacted by COVID-19 have declined. Nevertheless, we believe that the consumable, critical, and disposable nature of Sterilization and Disinfection Control products makes them less sensitive to general economic conditions, and the demand for Sterilization and Disinfection Control products has remained relatively strong. Prior to the COVID-19 pandemic, the worldwide market for sterilization and disinfection control products had been growing as more countries increase their focus on verifying the effectiveness of sterilization and disinfection processes.

●

Biopharmaceutical Development, and Continuous Monitoring: Demand for hardware, consumables, and services sold by our Biopharmaceutical Development and hardware and software sold by our Continuous Monitoring divisions declined during the three months ended June 30, 2020, which we believe was mainly a result of COVID-19. As several of the restrictions limiting vendors from going on-site at customer facilities were lifted during the three months ended September 30, 2020, demand for both Biopharmaceutical Development and Continuous Monitoring products and services increased significantly compared to the three months ended June 30, 2020.  Although orders increased during the three months ended September 30, 2020, the global pandemic continues to inhibit our ability to use proven strategies to market and sell these products.  Further, increases in COVID-19 cases throughout the world could lead to customers closing their facilities again and decreased demand for our products. In the future, when travel and gathering restrictions are lifted more broadly and we are able to go on-site at more customer facilities, we expect to continue to grow revenues organically in the Biopharmaceutical Development and Continuous Monitoring divisions.

●

Instruments: Demand for hardware and certain services sold by our Instruments division declined during the six months ended September 30, 2020, which we believe was mainly a result of COVID-19. We expect that demand for hardware sold by our Instruments division will return to more normal levels slowly, given the discretionary nature of the products.

Sales of our hardware products have historically been more sensitive to general economic conditions than sales of our consumables. The COVID-19 induced economic downturn appears to be having a similar impact, as businesses are postponing certain capital spending in response to economic uncertainty, declines in income and asset values, tighter credit, unemployment, and negative financial news. Even as the broad healthcare industry has begun to return to more normal operations resulting in increased sales levels in some of our divisions, outbreaks and increasing numbers of COVID-19 cases in many areas, especially the U.S. and Europe, may result in the reinstatement of strict regulations, which we expect would result in lower sales levels. We believe that COVID-19 related uncertainties, restrictions, and suppressed demand will continue to negatively impact our business during the remainder of the year ending March 31, 2021, and potentially continuing into our year ending March 31, 2022. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy, in-person collaboration and sales efforts, and our customers’ purchasing behavior and confidence.

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

Revenues from our reportable segments increased 29% and 25%, organic revenues growth declined 8% and 6%, and gross profit as a percentage of revenues increased four percentage points for both the three and six months ended September 30, 2020, as compared to the three and six months ended September 30, 2019, respectively. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019	Three Months Ended September 30, 2020	Three Months Ended September 30, 2019
Sterilization and Disinfection Control	$11,552	$12,094	(4%)	4%	76%	72%
Instruments	7,558	8,960	(16%)	(3%)	64%	62%
Biopharmaceutical Development	9,131	-	N/A	N/A	68%	N/A
Continuous Monitoring	3,619	3,586	1%	16%	38%	34%
Mesa Labs' reportable segments	$31,860	$24,640	(8%)	3%	67%	63%
Corporate and Other	-	896
Total Company	$31,860	$25,536

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019	Six Months Ended September 30, 2020	Six Months Ended September 30, 2019
Sterilization and Disinfection Control	$24,619	$24,204	2%	6%	76%	71%
Instruments	15,238	18,504	(18%)	1%	63%	63%
Biopharmaceutical Development	15,080	-	N/A	N/A	71%	N/A
Continuous Monitoring	6,864	6,903	(1%)	1%	37%	36%
Mesa Labs' reportable segments	$61,801	$49,611	(6%)	3%	67%	63%
Corporate and Other	-	2,213
Total Company	$61,801	$51,824

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$31,860	$25,536	25%	$61,801	$51,824	19%
Gross profit	21,285	15,586	37%	41,625	31,790	31%
Operating Expenses	16,815	10,892	54%	33,585	21,639	55%
Operating Income	4,470	4,694	(5%)	8,040	10,151	(21%)
Net income	$2,679	$3,172	(16%)	$3,896	$7,834	(50%)

Reportable Segments

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators. Biological, cleaning, and chemical indicators are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Sterilization and disinfection control products are disposable and are used on a routine basis.

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$11,552	$12,094	(4%)	$24,619	$24,204	2%
Gross profit	8,770	8,723	1%	18,790	17,233	9%
Gross profit as a % of revenues	76%	72%	4%	76%	71%	5%

Sterilization and Disinfection Control revenues decreased 4% for the three months ended September 30, 2020 as a result of reduced sales to distributors that service high growth economies that were severely impacted by COVID-19, the loss of certain OEM hospital oriented customers that began to diversify their supply chains, as well as decreased demand due primarily to timing as certain customers had ordered larger than normal quantities earlier in the calendar year to mitigate supply chain risk. As these orders were filled during the quarter ended June 30, 2020, our backlog decreased, and ordering remains slower as customers continue to use the inventory they purchased from us in the previous two quarters. We expect the impacts from the loss of customers and to a lesser extent, the temporary advanced ordering that occurred during the three months ended June 30, 2020 will negatively impact organic revenues growth in this division for the remainder of the fiscal year.

Sterilization and Disinfection Control revenues increased 2% for the six months ended September 30, 2020 as result of organic revenues growth, which was achieved primarily through volume increases resulting from advanced ordering with existing customers during the quarter ended June 30, 2020, and to a lesser extent, modest price increases. Increases were partially offset by reduced sales to distributors that service high growth economies that were severely impacted by COVID-19, the loss of a portion of our business with certain OEM hospital-oriented customers, and lower demand during the three months ended September 30, 2020 as advanced ordering reversed.

Sterilization and Disinfection Control gross profit margin percentage increased four percentage points and five percentage points for the three and six months ended September 30, 2020, respectively, primarily as a result of labor efficiencies and favorable customer mix.

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

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$7,558	$8,960	(16%)	$15,238	$18,504	(18%)
Gross profit	4,852	5,557	(13%)	9,541	11,639	(18%)
Gross profit as a % of revenues	64%	62%	2%	63%	63%	-%

Instruments revenues decreased 16% and 18% for the three and six months ended September 30, 2020, respectively, as customers across all served markets continued to limit spending that is more discretionary in nature in response to economic uncertainty.

Instruments gross profit margin percentage increased two percentage points during the three months ended September 30, 2020, primarily due to favorable product mix. Gross margin percentage was flat for the six months ended September 30, 2020.

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

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$9,131	$-	N/A	$15,080	$-	N/A
Gross profit	6,212	-	N/A	10,678	-	N/A
Gross profit as a % of revenues	68%	-%	N/A	71%	-%	N/A

Biopharmaceutical Development's revenues during the three and six months ended September 30, 2020 were negatively impacted by the economic uncertainty and social restrictions related to the COVID-19 pandemic.  Particularly during the three months ended June 30, 2020, and to a lesser extent during the three months ended September 30, 2020, global efforts to stop the spread of COVID-19 and the resulting shut down and slowing of many facets of our society and commerce resulted in reduced demand as we became unable to market our products at industry conferences or visit customers at their facilities. Restrictions limiting vendors from going on-site at customers facilities were partially lifted during the three months ended September 30, 2020. Additionally, we pursued digital marketing avenues to continue to create leads and demonstrate our products to potential customers. Primarily as a result of these factors, demand for Biopharmaceutical Development products and services increased significantly as compared to the three months ended June 30, 2020.

Biopharmaceutical Development's gross profit for the six months ended September 30, 2020 includes a $436 reduction in amortization expense as a result of an adjustment booked to the value of an inventory step-up recorded in purchase accounting related to the GPT Acquisition. Gross profit for the six months ended September 30, 2020 also includes $178 of incremental amortization expense related to the adjustment of the value of technology intangibles that are amortized to cost of revenues. Excluding the amortization catch ups, gross profit for the six months ended September 30, 2020 would have been $10,242 and gross profit margin percentage would have been 69% for the six months ended September 30, 2020.

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

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$3,619	$3,586	1%	$6,864	$6,903	(1%)
Gross profit	1,368	1,221	12%	2,552	2,506	2%
Gross profit as a % of revenues	38%	34%	4%	37%	36%	1%

Continuous Monitoring's revenues increased 1% for the three months ended September 30, 2020 primarily because of eased restrictions at many of our customer sites, which allowed our technicians to go on-site to perform work that was previously backlogged as a result of COVID-19 related restrictions. Continuous Monitoring's revenue decreased 1% for the six months ended September 30, 2020 as a result of  the shut down and slowing of many facets of the U.S. society and economy in response to the COVID-19 outbreak. Specifically, during April and May, 2020, our ability to go on-site to many of our customers' facilities to install and service systems was severely restricted. These restrictions began to ease late in our first fiscal quarter and our sales volumes began to increase as a result.

Continuous Monitoring gross profit margin percentage increased four percentage points and one percentage point for the three and six months ended September 30, 2020, respectively, primarily due to the reorganization of the business unit during the three months ended June 30, 2020, which has resulted in steady improvements to its operating efficiency. This reorganization was one step in our road map to improve the division’s operations and resulting gross profit percentage.

Corporate and Other

Corporate and Other primarily consists of results from our Cold Chain Packaging division which was dissolved during the year ended March 31, 2020 and is no longer considered a reportable segment, as well as unallocated corporate expenses.

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Revenues	$-	$896	(100%)	$-	$2,213	(100%)
Gross profit	83	85	(2%)	64	412	(84%)
Gross profit as a % of revenues	N/A	9%	N/A	N/A	19%	N/A

Operating Expenses

Operating expenses for the three and six months ended September 30, 2020 increased 54% and 55%, respectively, as compared to the prior year.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Selling expense	$3,786	$2,274	66%	$7,861	$4,482	75%
As a percentage of revenues	12%	9%	3%	13%	9%	4%

Selling expense for the three and six months ended September 30, 2020 increased 66% and 75%, respectively, primarily as a result of selling costs incurred by the Biopharmaceutical Development division, partially offset by lower professional services costs, lower commission costs, and lower travel-related costs as we implemented strict travel restrictions for our employees beginning in March, 2020. As a percentage of revenues, selling expense was 12% for the three months ended September 30, 2020 and was 13% for the six months ended September 30, 2020 as compared to 9% for both the three and six months ended September 30, 2019. We plan to continue making modest, strategic investments in sales and marketing resources in order to further increase organic revenues growth. In addition, costs associated with the Biopharmaceutical Development division's sales force are expected to continue to result in higher selling expense as a percentage of revenues than we incurred historically; however, increases are expected to begin to normalize once the Biopharmaceutical Development division returns to normal sales levels.  In the near-term, we expect total selling expense to approximate 10%-15% of revenues.

General and Administrative

Labor costs, including non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
General and administrative expense	$10,615	$7,703	38%	$20,714	$15,223	36%
As a percentage of revenues	33%	30%	3%	34%	29%	5%

General and administrative expenses increased 38% and 36% for the three and six months ended September 30, 2020, respectively.  The increase was primarily attributable to increased amortization expense associated with intangible assets acquired from the GPT acquisition; costs associated with the Biopharmaceutical Development division including professional services fees related to the implementation of our enterprise resource planning tool for the division, and higher non-cash stock-based compensation expense, which was almost fully offset by lower bonus and salaries expense as certain executives of the Company converted portions of cash incentives to non-cash stock-based compensation for the year ending March 31, 2021.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019		2020	2019
Research and development expense	$2,414	$915	164%	$5,010	$1,934	159%
As a percentage of revenues	8%	4%	4%	8%	4%	4%

Research and development expenses increased 164% and 159% for the three and six months ended September 30, 2020, respectively, primarily as a result of expenses attributable to the Biopharmaceutical Development division. Including the Biopharmaceutical Development division, we expect research and development expenses will be approximately 7%-10% of revenues in the near term in part depending on the pace of the economic recovery.

Nonoperating Expense (Income)

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019
Nonoperating expense	$2,086	920	127%	$4,902	$952	415%

Nonoperating expense for the three and six months ended September 30, 2020 is composed primarily of interest expense and amortization of the debt discount associated with our 1.375% convertible senior notes issued in August 2019 (the "Notes"), interest income earned on cash and cash equivalents, and gains and losses on foreign currency transactions.

Interest expense and amortization of debt discount increased for both the three and six months ended September 30, 2020, compared to the three and six months ended September 30, 2019 due to interest expense related to the Notes which were outstanding for all of the three and six months ended September 30, 2020, but only part of the three and six months ended September 30, 2019. Interest expense was offset primarily by interest income earned on our money market account. Higher interest was earned on the money market during the three and six months ended September 30, 2019 compared to the three and six months ended September 30, 2020 as interest rates were higher in the prior year.

As discussed in Note 1. within Item 1. Financial Statements, subsequent to the adoption of Accounting Standards Update 2020-06, there will be a reduction in non-cash interest expense related to the 1.375% convertible senior notes due August 15, 2025.

Income Taxes

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2020	2019	2020 vs. 2019	2020	2019
Income tax (benefit) expense	$(295)	$602	(149%)	$(758)	$1,365	(156%)
Effective tax rate	(12%)	16%	(28%)	(24%)	15%	(39%)

Our effective tax rate benefited notably from the release of an uncertain tax position of $630, the exercise of stock options and to a lesser extent, lower pre-tax income. Our income tax rate varies based upon many factors, but in general, we anticipate that on a go-forward basis our effective tax rate as adjusted for the GPT Acquisition will be approximately 25%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 10. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program.

Net Income

Net income for the six months ended September 30, 2020 varied with the changes in revenues, gross profit, and operating expenses (which includes $3,276, $6,866, and $2,667 of non-cash: stock-based compensation, amortization of intangible assets acquired in a business combination, and interest expense and discount amortization on the Notes, respectively, partially offset by a $436 benefit associated with a cumulative effect true up of inventory step up amortization).

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

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Although the COVID-19 pandemic has resulted in lower revenues overall, we continue to believe that we have the liquidity required to continue operations during this volatile period. During the six months ended September 30, 2020, we continued taking steps to reduce cash outlays and expenses, including limiting travel, reducing hiring new employees, and converting a portion of our executives' remuneration from cash to non-cash stock-based compensation incentives.

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

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $260,592 and $96,784 at September 30, 2020, and March 31, 2020, respectively. As of September 30, 2020, and March 31, 2020, we had $241,924 and $81,380, respectively, of cash and cash equivalents, which were held primarily in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

Under the terms of the amended IBP agreement, we are required to pay contingent consideration if the company is able to achieve certain operational and regulatory milestones. The potential undiscounted consideration payable ranges from €0 to €450, depending on whether units being developed are certified for sale by U.S. and foreign regulatory bodies. We currently believe that it is more likely than not that all aspects of the contingency will be achieved and we expect to pay $530 during the year ending March 31, 2021.

As of September 30, 2020, $172,500 in aggregate principal amount Notes was outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with our first payment made on February 15, 2020. These Notes can be converted prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion conditions are met and conversion notices are received from holders of the Notes.   We were in compliance with all debt agreements at September 30, 2020 and for all prior years presented and have met all debt payment obligations. Refer to Note 7. "Indebtedness" within Item 1. Financial Statements for more details on these transactions. We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position and other considerations.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during the six months ended September 30, 2020 as well as each quarter for the year ended March 31, 2020.

In October 2020, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2020, to shareholders of record at the close of business on November 30, 2020.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash provided by operating activities	$12,610	$7,149
Net cash (used in) investing activities	(707)	(3,098)
Net cash provided by financing activities	147,104	231,240

Cash flows from operating activities for the six months ended September 30, 2020 provided $12,610, which primarily resulted from cash provided by GPT's operations and favorable changes in our working capital accounts. Cash used in investing was lower during the six months ended September 30, 2020 compared to the six months ended September 30, 2019, which included a cash outlay for the IBP acquisition. Cash provided by financing activities included our equity raise, which provided $145,935 during the six months ended September 30, 2020 and our convertible debt offering and equity raise which provided $252,065 during the six months ended September 30, 2019.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2020, see our Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission on June 1, 2020. During the six months ended September 30, 2020, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At September 30, 2020, we had contractual obligations for open purchase orders of approximately $4,902 for routine purchases of supplies and inventory, which are payable in less than one year.

Off-Balance Sheet Arrangements

As of September 30, 2020, we had no off-balance sheet arrangements or obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. Our reporting currency is U.S. dollars, and the functional currency of each of our foreign subsidiaries is its respective local currency. Our operations include activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. These exposures have increased as a result of the GPT Acquisition, which conducts a substantial portion of its business in Swedish Krona. Fluctuations in exchange rates may adversely affect our results of operations, financial position, and cash flows.

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

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, given the remediation of the material weakness described in more detail below.

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

Beginning during the three months ended March 31, 2020, and continuing through June 30, 2020, we implemented our previously-disclosed remediation plan that included: (i) training programs addressing ITGCs and policies around internal controls over financial reporting, which included educating control owners concerning the requirements of each control that they are responsible for; (ii) creation of roles that are responsible for IT compliance and oversight; (iii) development of documentation underlying ITGCs to promote knowledge transfer upon personnel and function changes; (iv) an IT management review and testing plan to monitor ITGCs with a specific focus on systems supporting our financial reporting processes; and (v) enhanced quarterly reporting on the remediation measures to the Audit Committee of the Board of Directors.

During the three months ended June 30, 2020, we completed our testing of the operating effectiveness of the affected ITGC controls and found them to be effective. As a result, we have concluded that the material weakness was remediated as of June 30, 2020 and our disclosure controls and procedures were effective as of September 30, 2020.

Changes in Internal Control over Financial Reporting

The GPT Acquisition was completed on October 31, 2019. The financial results of GPT are included in our unaudited consolidated financial statements as of September 30, 2020 and for the period then ended. The GPT business represented approximately $15,080 of revenues and ($2,083) of net loss for the six months ended September 30, 2020. As this acquisition occurred in the third quarter of fiscal year 2020, the scope of our assessment of our internal control over financial reporting does not include GPT. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. “Financial Statements.” for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are affected by risks specific to us as well as factors that affect all businesses operating in a global market.  The significant factors known to us that could materially adversely affect our business, financial condition, or operating results are described in our Annual Report on Form 10-K for the year ended March 31, 2020, under the heading “Risk Factors” in Part I – Item 1A.  Information regarding risk factors also appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements” in Part I - Item 2 of this Form 10-Q.  The Risk Factors section in our Annual Report on Form 10-K for the year ended March 31, 2020, as updated by this Form 10-Q including the discussions in “Management’s Discussion and Analysis of Financial Condition and Results of Operations –Business Overview—COVID-19 and Business Update”, remains current in all material respects. These risk factors do not identify all risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. Due to risks and uncertainties, known and unknown, our past financial results may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.

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

MESA LABORATORIES, INC.

(Registrant)

DATED: November 5, 2020	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: November 5, 2020	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer