Form 10-Q
period 2020-12-31
MESA LABORATORIES INC /CO/
filed 2021-02-03
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,132,003 shares of the Issuer’s common stock, no par value, outstanding as of January 28, 2021.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	December 31,	March 31,
	2020	2020
ASSETS
Current assets:
Cash and cash equivalents	$253,731	$81,380
Accounts receivable, less allowances of $153 and $159, respectively	20,410	21,132
Inventories, net	11,965	14,230
Prepaid income taxes	5,327	1,914
Prepaid expenses and other	3,842	4,136
Total current assets	295,275	122,792
Property, plant and equipment, net of accumulated depreciation of $14,623 and $12,741, respectively	22,295	22,066
Deferred tax asset	15,673	11,461
Other assets	1,806	2,480
Intangibles, net	120,803	119,871
Goodwill	165,784	141,536
Total assets	$621,636	$420,206

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,751	$3,408
Accrued payroll and benefits	7,188	8,940
Unearned revenues	7,646	6,814
Other accrued expenses	9,165	6,846
Total current liabilities	27,750	26,008
Deferred tax liability	36,103	32,549
Convertible senior notes, net of discounts and debt issuance costs	144,302	140,278
Other long-term liabilities	686	1,358
Total liabilities	208,841	200,193
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,131,031 and 4,387,140 shares, respectively	314,537	158,023
Retained earnings	69,363	72,359
Accumulated other comprehensive income (loss)	28,895	(10,369)
Total stockholders’ equity	412,795	220,013
Total liabilities and stockholders’ equity	$621,636	$420,206

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Revenues	$34,172	$31,655	$95,973	$83,479
Cost of revenues	13,519	16,852	33,695	36,886
Gross profit	20,653	14,803	62,278	46,593
Operating expenses:
Selling	4,753	4,067	12,614	8,549
General and administrative	13,173	11,605	33,887	26,806
Research and development	2,705	2,110	7,715	4,044
Impairment of goodwill and long-lived assets	-	276	-	298
Total operating expenses	20,631	18,058	54,216	39,697
Operating income (loss)	22	(3,255)	8,062	6,896
Nonoperating expense:
Interest expense and amortization of debt discount	1,950	1,929	5,803	3,522
Other expense (income), net	3,799	(107)	4,848	(748)
Total nonoperating expense	5,749	1,822	10,651	2,774
(Loss) earnings before income taxes	(5,727)	(5,077)	(2,589)	4,122
Income tax (benefit) expense	(1,185)	(573)	(1,943)	792
Net (loss) income	$(4,542)	$(4,504)	$(646)	$3,330

(Loss) earnings per share:
Basic	$(0.89)	$(1.03)	$(0.13)	$0.80
Diluted	(0.89)	(1.03)	(0.13)	0.75

Weighted-average common shares outstanding:
Basic	5,125	4,367	4,922	4,142
Diluted	5,125	4,367	4,922	4,418

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019

Net (loss) income	$(4,542)	$(4,504)	$(646)	$3,330
Other comprehensive income:
Foreign currency translation adjustments	21,142	6,615	39,264	5,750
Comprehensive income	$16,600	$2,111	$38,618	$9,080

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(646)	$3,330
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,933	7,501
Stock-based compensation	6,887	5,310
Non-cash interest and debt amortization	4,024	2,002
Amortization of step-up in inventory basis	(436)	5,134
Change in inventory reserve	368	577
Foreign currency adjustments	4,583	(256)
Other	(1,285)	758
Cash provided by changes in operating assets and liabilities
Accounts receivable, net	2,224	11
Inventories, net	(485)	304
Prepaid expenses and other assets	(2,691)	(2,410)
Accounts payable	71	64
Accrued liabilities and taxes payable	(2,517)	(4,396)
Unearned revenues	523	227
Net cash provided by operating activities	23,553	18,156
Cash flows from investing activities:
Acquisitions	$-	$(184,102)
Purchases of property, plant and equipment	(954)	(935)
Net cash (used in) investing activities	(954)	(185,037)
Cash flows from financing activities:
Proceeds from the issuance of convertible senior notes, net	-	167,070
Proceeds from the issuance of common stock, net	145,935	84,995
Payments of debt	-	(23,000)
Dividends	(2,341)	(2,019)
Payments of Contingent Consideration	(11)	(11)
Proceeds from the exercise of stock options	3,692	3,848
Net cash provided by financing activities	147,275	230,883
Effect of exchange rate changes on cash and cash equivalents	2,477	(509)
Net increase in cash and cash equivalents	172,351	63,493
Cash and cash equivalents at beginning of period	81,380	10,185
Cash and cash equivalents at end of period	$253,731	$73,678

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2020	4,387,140	$158,023	$72,359	$(10,369)	$220,013
Proceeds from the issuance of common stock, net of issuance costs of $9,315	690,000	145,935	-	-	145,935
Exercise of stock options and vesting of restricted stock units	25,799	1,654	-	-	1,654
Dividends paid, $0.16 per share	-	-	(704)	-	(704)
Stock-based compensation expense	-	1,268	-	-	1,268
Foreign currency translation	-	-	-	12,860	12,860
Adoption of accounting standards, net	-	-	(9)	-	(9)
Net income	-	-	1,217	-	1,217
June 30, 2020	5,102,939	$306,880	$72,863	$2,491	$382,234
Exercise of stock options and vesting of restricted stock units	14,502	1,047	-	-	1,047
Dividends paid, $0.16 per share	-	-	(818)	-	(818)
Stock-based compensation expense	-	2,008	-	-	2,008
Foreign currency translation	-	-	-	5,262	5,262
Net income	-	-	2,679	-	2,679
September 30, 2020	5,117,441	$309,935	$74,724	$7,753	$392,412
Exercise of stock options and vesting of restricted stock units	13,590	991	-	-	991
Dividends paid, $0.16 per share	-	-	(819)	-	(819)
Stock-based compensation	-	3,611	-	-	3,611
Foreign currency translation	-	-	-	21,142	21,142
Net (loss) income	-	-	(4,542)	-	(4,542)
December 31, 2020	5,131,031	$314,537	$69,363	$28,895	$412,795

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2019	3,890,138	$39,823	$73,303	$(1,815)	$111,311
Exercise of stock options and vesting of restricted stock units	31,441	2,709	-	-	2,709
Dividends paid, $0.16 per share	-	-	(624)	-	(624)
Stock-based compensation expense	-	868	-	-	868
Foreign currency translation	-	-	-	121	121
Net income	-	-	4,662	-	4,662
June 30, 2019	3,921,579	43,400	77,341	(1,694)	119,047
Exercise of stock options and vesting of restricted stock units	12,220	798	-	-	798
Proceeds from issuance of common stock, net of issuance costs of $5,568	431,250	84,995	-	-	84,995
Proceeds from conversion feature of convertible senior notes, due 2025, net of allocated costs and taxes of $8,338	-	22,735	-	-	22,735
Dividends paid, $0.16 per share	-	-	(697)	-	(697)
Stock-based compensation expense	-	1,182	-	-	1,182
Foreign currency translation	-	-	-	(986)	(986)
Net income	-	-	3,172	-	3,172
September 30, 2019	4,365,049	$153,110	$79,816	$(2,680)	$230,246
Exercise of stock options and vesting of restricted stock units	5,419	341	-	-	341
Dividends paid, $0.64 per share	-	-	(698)	-	(698)
Stock-based compensation	-	3,260	-	-	3,260
Foreign currency translation	-	-	-	6,615	6,615
Net (loss) income	-	-	(4,504)	-	(4,504)
December 31, 2019	4,370,468	$156,711	$74,614	$3,935	$235,260

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

As of December 31, 2020, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. During the year ended March 31, 2020, we added a new reportable segment: Biopharmaceutical Development as a result of our acquisition of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition"), which is discussed further in Note 12. "Significant Transactions". Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Continuous Monitoring division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year.  The year-end condensed consolidated balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended March 31, 2020.

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

●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates regarding recoverability for customer receivables;
●	Estimates of the net realizable value of inventory.

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

In accordance with Staff Accounting Bulletin ("SAB") No. 99 Materiality, and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, we evaluated the error quantitatively and qualitatively and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended September 30, 2020. In considering the quantitative and qualitative materiality, we concluded that the impact of the error correction is not material in absolute dollar amount especially since our most recent fiscal year results included various new non-cash charges that reduced net income below historical levels. Accordingly, we have revised previously reported financial information for the immaterial error.

We performed manual intercompany elimination calculations and determined that cost of revenues and accumulated other comprehensive income were overstated by $429 for the year ended March 31, 2020, which would increase operating income and net income by $429 and diluted earnings per share by $0.10; there was no income tax impact on the full year adjustment since the inventory balance was not misstated.  To correct the immaterial error, we have restated retained earnings as of March 31, 2020. The error resulted in overstated cost of goods sold and a corresponding understatement of net income of: $65 during the three months ended June 30, 2019; $110 during the three months ended September 30, 2019, $126 during the three months ended December 31, 2019, and $128 during the three months ended March 31, 2020. Additionally, during the three months ended June 30, 2020, cost of revenues was overstated by $372, which after the impact of taxes would increase net income by $192 and diluted earnings per share by $0.04. We have restated retained earnings as of June 30, 2020 in the amount of $192. The immaterial error has no impact on total cash flows or total comprehensive income for any of the periods that were revised.

Recently Issued Accounting Pronouncements

In August, 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, such as our convertible senior notes, due 2025. ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The update permits the use of either the modified retrospective or fully retrospective method of transition. We intend to adopt the ASU effective April 1, 2021 but are still evaluating the method of adoption we will utilize. We are continuing to evaluate the financial impact of the adoption of ASU 2020-06 on our financial statements but anticipate that subsequent to adoption, the equity conversion feature will be categorized as a liability and there will be a reduction in non-cash interest expense related to the 1.375% convertible senior notes due August 15, 2025 (the "Notes"). Non-cash interest on the equity conversion feature has contributed $3,510 to expense during the nine months ended December 31, 2020, which would not have been incurred under ASU 2020-06, which we will adopt as of April 1, 2021.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments -Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU was effective for public business entities for fiscal years beginning after December 15, 2019, with early adoption permitted. On April 1, 2020, we adopted the ASU using the modified retrospective transition method. We recorded a net decrease to beginning retained earnings of $9 as of April 1, 2020 due to the cumulative effect of adopting Topic 326's requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on our trade receivables. As a result of the adoption of the ASU, our allowance for doubtful accounts as of December 31, 2020 reflects our best estimate of the expected future losses for our accounts receivable based on current economic conditions. We have accounted for the macroeconomic impact of the COVID-19 pandemic in our estimates, but due to the unprecedented nature of the impact of the pandemic, our estimates may change and future actual losses may differ from current estimates. We will continue to monitor economic conditions and will revise our estimate of expected future losses for accounts receivable as necessary.

We are exposed to credit losses primarily through sales of products and services. Our expected loss allowance methodology for accounts receivable was developed using historical collection experience, current and expected future economic and market conditions and a review of the current status of customers’ trade accounts receivables. Customers are pooled based on shared specific risk factors. Due to the short-term nature of trade receivables, the estimated accounts receivable that may not be collected is based on the aging of accounts receivable balances.

Customers are assessed for credit worthiness upfront through a credit review. We evaluate contract terms and conditions, and may require prepayment to mitigate risk of loss. Specific allowance amounts are established to record the appropriate provision for customers with a higher probability of default. We monitor changes to the receivables balance on timely basis, and balances are written off as they are determined to be uncollectable after all collection efforts have been exhausted. Estimates of potential credit losses are used to determine the allowance based on assessment of anticipated payment and all other historical, current and future information reasonably available.

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips are typically used on a standalone basis; however, some such consumables used in protein synthesis and calibration solutions are also critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, protein synthesizers, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customers' replacement of existing equipment. Hardware sales may be offered with perpetual or annual software licenses, which in some cases are required for the hardware to function. Our Biopharmaceutical Development Division designs, manufactures, markets, and sells instruments, such as protein synthesizers that are used to process immunoassay samples, and related software designed to enhance productivity; consumable chemical solutions designed for use in testing; and on-demand and long-term service contracts to support customers' use of the equipment. The division generates revenue from the same general categories as those we have identified for the rest of our business and recognizes revenue consistently with our policies. We evaluate our revenues internally by product line, timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. Consumables are typically single use items requiring frequent replacement in our customers' operating cycles. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three and nine months ended December 31, 2020 and three and nine months ended December 31, 2019, respectively:

	Three Months Ended December 31, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$11,250	$717	$3,406	$9	$-	$15,382
Hardware and Software	151	6,210	3,771	1,920	-	12,052
Services	433	2,042	506	799	-	3,780
Contracted Revenues
Services	1,243	2	1,028	685	-	2,958
Total Revenues	$13,077	$8,971	$8,711	$3,413	$-	$34,172

	Three Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$9,948	$781	$1,941	$13	$229	$12,912
Hardware and Software	95	6,881	2,571	2,562	-	12,109
Services	360	2,352	656	849	-	4,217
Contracted Revenues
Services	1,216	-	469	732	-	2,417
Total Revenues	$11,619	$10,014	$5,637	$4,156	$229	$31,655

	Nine Months Ended December 31, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$32,252	$2,240	$8,583	$54	$-	$43,129
Hardware and Software	388	16,045	10,518	6,082	-	33,033
Services	1,389	5,922	2,293	1,944	-	11,548
Contracted Revenues
Services	3,667	2	2,397	2,197	-	8,263
Total Revenues	$37,696	$24,209	$23,791	$10,277	$-	$95,973

	Nine Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$30,487	$2,364	$1,941	$34	$2,415	$37,241
Hardware and Software	429	19,282	2,571	6,374	-	28,656
Services	1,301	6,872	656	1,959	27	10,815
Contracted Revenues
Services	3,606	-	469	2,692	-	6,767
Total Revenues	$35,823	$28,518	$5,637	$11,059	$2,442	$83,479

Revenues from external customers are attributed to individual countries based upon locations to which the products are shipped or exported, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
United States	$18,480	$17,810	$52,246	$48,007
Foreign	15,692	13,845	43,727	35,472
Total revenues	$34,172	$31,655	$95,973	$83,479

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

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2020	$7,217
Prior year liabilities recognized in revenues during the nine months ended December 31, 2020	(4,131)
Contract liabilities added during the nine months ended December 31, 2020, net of revenues recognized	4,984
Contract liabilities balance as of December 31, 2020	$8,070

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. We measure our cash equivalents at fair value and classify them within Level 1 of the fair value hierarchy, and we value them using quoted market prices in an active market.  As of December 31, 2020 and  March 31, 2020, cash and cash equivalents on our Condensed Consolidated Balance Sheets included $222,819 and $66,735, respectively, in a money market account. The increase in the balance in our money market account is primarily a result of our public offering of common stock described in further detail in Note 8. "Stockholders' Equity".

During the year ended March 31, 2020, we issued $172,500 aggregate principal of 1.375% convertible senior notes due August 15, 2025. We estimate the fair value of the Notes based on the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes are as follows:

	December 31, 2020		March 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$144,302	$206,569	$140,278	$173,363

The Notes are discussed in more detail in Note 7. "Indebtedness."

Assets recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, including those that were part of the GPT Acquisition. These assets are measured at fair value if determined to be impaired. The fair values assigned to the assets and liabilities acquired in the GPT Acquisition were measured using Level 3 inputs, as discussed further in Note 12. "Significant Transactions." There were no transfers between the levels of the fair value hierarchy during the nine months ended December 31, 2020 or nine months ended December 31, 2019.

Cash and cash equivalents and accounts receivables are the financial instruments that subject us to the highest concentration of credit risk. It is our policy to invest cash equivalents in highly liquid financial instruments with high credit ratings and low exposure to any single issuer (except U.S. treasuries). Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. We reserve an allowance for potential write-offs of accounts receivable using historical collection experience, but we have not written off any significant accounts to date. To control credit risk, we perform regular credit evaluations of our customers’ financial condition.

Note 4. Inventories, Net

Inventories consist of the following:

	December 31, 2020	March 31, 2020
Raw materials	$8,151	$6,757
Work-in-process	436	329
Finished goods	6,370	9,768
Less: reserve	(2,992)	(2,624)
Inventories, net	$11,965	$14,230

The remaining balance of the adjustment to step up inventory to fair value as part of the GPT Acquisition, which was included in finished goods, was $0 and $2,901, respectively, as of  December 31, 2020 and March 31, 2020; see Note 12. "Significant Transactions."

Note 5. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	December 31, 2020			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$21,909	$(8,262)	$13,647	$15,731	$(6,454)	$9,277
Trade names	8,875	(3,060)	5,815	5,839	(2,855)	2,984
Customer relationships	151,027	(49,800)	101,227	146,106	(38,777)	107,329
Non-compete agreements	1,299	(1,185)	114	1,447	(1,166)	281
Total	$183,110	$(62,307)	$120,803	$169,123	$(49,252)	$119,871

The increase in the carrying amount of intangible assets was attributable to changes in foreign currency and adjustments to the preliminary purchase price of GPT that are discussed further in Note 12. "Significant Transactions". Amortization expense for finite-lived intangible assets acquired in a business combination was $3,828 and $10,694 for the three and nine months ended December 31, 2020 and $2,565 and $5,895 for the three and nine months ended December 31, 2019, respectively. The increase in amortization expense was attributable to intangible assets acquired as part of the GPT acquisition, including a cumulative effect true up recorded during the three months ended June 30, 2020 as we made adjustments to purchase accounting, see Note 12. "Significant Transactions."

The following is estimated amortization expense for the years ending March 31:

Remainder of year ending March 31, 2021	$3,891
2022	15,470
2023	15,261
2024	14,746
2025	13,143

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
March 31, 2020	$29,594	$19,123	$74,716	$18,103	$-	$141,536
Effect of foreign currency translation	894	106	16,183	-	-	17,183
Goodwill adjustment related to GPT acquisition	-	-	7,065	-	-	7,065
December 31, 2020	$30,488	$19,229	$97,964	$18,103	$-	$165,784

Note 6. Supplemental Balance Sheets Information

Accrued payroll and benefits consist of the following:

	December 31, 2020	March 31, 2020
Bonus payable	$2,796	$4,069
Wages payable	2,746	2,485
Payroll related taxes	1,478	2,228
Other benefits payable	168	158
Total accrued payroll and benefits	$7,188	$8,940

Other accrued expenses consist of the following:

	December 31, 2020	March 31, 2020
Accrued business taxes	$4,798	$3,796
Current operating lease liabilities	1,057	1,095
Interest payable	889	296
Professional services fees	404	857
Contingent consideration	555	504
Other	1,462	298
Total other accrued expenses	$9,165	$6,846

Note 7.  Indebtedness

On August 12, 2019, we issued an aggregate principal amount of $172,500 of convertible senior notes (the "Notes"). The Notes mature on August 15, 2025, unless earlier repurchased or converted and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year beginning on February 15, 2020. The Notes are initially convertible at a conversion rate of 3.5273 shares of the common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ended on December 31, 2019 (and only during such calendar quarter), if the last reported sale price per share of  our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (such 10 consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets; and (iv) at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.  Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as conversion notices are received from holders of the Notes. The circumstances required to allow the holders to convert their Notes were not met during the three months ended December 31, 2020.  As of December 31, 2020, the if-converted value of the Notes exceeded the principal balance.

We accounted for the transaction by bifurcating the Notes into liability and equity components. The carrying amount of the liability component was $141,427 upon issuance as calculated using the income approach and measuring the fair value of a similar debt instrument that does not have an associated convertible feature. The implied interest rate (a Level 3 unobservable input) assuming no conversion option was estimated using the Tsiveriotis-Fernandes model; all other assumptions used in measuring the fair value represent inputs market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs before allocated issuance costs and deferred taxes.  The carrying amount of the equity component representing the conversion option was $31,073 and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the "Debt Discount") is being amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

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

The net carrying amount of the Notes were as follows:

	December 31, 2020	March 31, 2020
Principal outstanding	$172,500	$172,500
Unamortized debt discount	(24,696)	(28,205)
Unamortized debt issuance costs	(3,502)	(4,017)
Net carrying value	$144,302	$140,278

The net carrying amount of the equity component of the Notes were as follows:

	December 31, 2020	March 31, 2020
Amount allocated to conversion option	$31,073	$31,073
Less: allocated issuance costs and deferred taxes	(8,338)	(8,338)
Equity component, net	$22,735	$22,735

We recognized interest expense on the Notes as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Coupon interest expense at 1.375%	$593	$593	$1,779	$909
Amortization of debt discounts and issuance costs	1,357	1,295	4,024	2,002
Total	$1,950	$1,888	$5,803	$2,911

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

Stock-Based Compensation

Amounts recognized related to stock-based compensation are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Stock-based compensation expense	$3,611	$3,260	$6,887	$5,310
Amount of income tax expense (benefit) recognized in earnings	320	(78)	(1,127)	(986)
Stock-based compensation expense, net of tax	$3,931	$3,182	$5,760	$4,324

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the nine months ended December 31, 2020 (shares in thousands):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share
Outstanding at March 31, 2020	286	$107.72
Awards granted	36	226.72
Awards forfeited or expired	(12)	116.24
Awards exercised	(47)	85.64
Outstanding as of December 31, 2020	263	$127.63

The stock options granted during the nine months ended December 31, 2020 vest in equal installments on each of the first three anniversaries of the grant date.

The following is a summary of restricted stock unit ("RSU") award activity for the nine months ended December 31, 2020 (shares in thousands):

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested at March 31, 2020	28	$180.15	22	$204.68
Awards granted	21	230.36	-	-
Awards forfeited or expired	(3)	204.40	(1)	199.50
Awards distributed	(8)	196.38	-	-
Nonvested as of December 31, 2020	38	$203.29	21	$204.80

The majority of the time-based RSUs granted during the nine months ended December 31, 2020 vest and settle in shares of our common stock, on a one-for-one basis, in equal installments on each of the first three anniversaries of the grant date. Time-based RSUs issued to non-employee directors and a portion of the awards granted to executives of the company vest after a one-year period from the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

Performance-based RSUs vest upon completion of the service period described in the award agreement and based on achievements of the financial targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the financial targets, on a straight-line basis over the service period.

During the three months ended December 31, 2020, we adjusted our estimate of performance share units expected to vest, based on actual results achieved. As a result, we recorded a cumulative effect catch up of $1,629 during the period ($1,209 net of tax as well as $0.25 per basic and diluted share for the nine months ended December 31, 2020, respectively), which is recorded in general and administrative costs on our condensed consolidated statements of operations. During the quarter ending March 31, 2021, we expect non-cash stock based compensation expense will increase approximately $194 compared to the quarters ended June 30, 2020 and September 30, 2020 as a result of our new estimate of performance share units expected to vest.

Note 9. (Loss) Earnings Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per share (“diluted EPS”) is computed similarly to basic (loss) earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include common shares related to stock options and RSUs, including RSUs that contain performance conditions which have been achieved as of the reporting period (collectively “stock awards”). Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. There was no dilution in our diluted EPS calculation for the three and nine months ended  December 31, 2020 and the three months ended December 31, 2019 because we incurred net losses in those periods and the effect would have been antidilutive.

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for the three and nine months ended December 31, 2020.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per share (shares in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net (loss) income available for shareholders	$(4,542)	$(4,504)	$(646)	$3,330
Weighted average outstanding shares of common stock	5,125	4,367	4,922	4,142
Dilutive effect of stock options	-	-	-	251
Dilutive effect of time-based non-vested shares	-	-	-	25
Dilutive effect of performance-based non-vested shares	-	-	-	-
Fully diluted shares	5,125	4,367	4,922	4,418

Basic (loss) earnings per share	$(0.89)	$(1.03)	$(0.13)	$0.80
Diluted (loss) earnings per share	$(0.89)	$(1.03)	$(0.13)	$0.75

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Assumed conversion of convertible debt	608	608	608	318
Stock awards that were anti-dilutive	307	343	313	22
Stock awards subject to performance conditions	11	21	17	15
Total stock awards excluded from diluted EPS	926	972	938	355

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

Our effective income tax rate was 20.7% and 75.0% for the three and nine months ended December 31, 2020 and 11.3% and 19.2% for the three and nine months ended December 31, 2019, respectively.  The effective tax rate for the three and nine months ended December 31, 2020 differed from the statutory federal rate of 21% primarily due to the release of an uncertain tax position during the nine months ended December 31, 2020 as discussed further below, the benefit of share-based payment awards for employees and research and development tax credits, partially offset by expenses for state income taxes, the limitations imposed by Section 162(m), and the foreign rate differential.

As part of our adoption of the Tax Cuts and Jobs Act, we recorded an uncertain tax position in the amount of $630. During the nine months ended December 31, 2020, the Internal Revenue Service ("IRS") issued final regulations clarifying the law and providing greater flexibility to companies regarding substantiation requirements. As a result of the clarifications, we have determined that the uncertain tax position is no longer required and we have released it, which resulted in a $630 tax benefit during the nine months ended December 31, 2020.

The tax year ended December 31, 2018 for Gyros US, Inc., and its subsidiary, which we acquired as part of the GPT Acquisition, is under examination by the IRS. We expect the examination for this tax year to be completed within the next 12 months.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of December 31, 2020, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

Under the terms of the revised IBP agreement, we are required to pay contingent consideration if the company is able to achieve certain operational and regulatory milestones. The potential undiscounted consideration payable ranges from €0 to €450, depending on whether units being developed are certified for sale by U.S. and foreign regulatory bodies. We currently believe that it is more likely than not that all aspects of the contingency will be achieved, and we expect to pay $555, depending on foreign exchange rates, during the year ending March 31, 2021.

Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. The determination of nexus varies by state and often requires technical knowledge of each jurisdiction's tax case law. During the nine months ended December 31, 2020, we determined that certain subsidiaries of GPT had established nexus in various jurisdictions during prior periods without properly collecting and remitting sales tax, and in certain cases had collected sales tax and not remitted it. We estimate the total net exposure including interest and penalties is $2,501, which is included in other accrued expenses on the condensed consolidated balance sheet. Approximately $1,899 of the liability is considered a preacquisition contingency and is included in purchase accounting, which is described in further detail in Note 12. "Significant Transactions". The remainder of the liability represents $405 of sales tax payable for sales made in states where we have established nexus and $196 of interest incurred on the liabilities subsequent to the date of acquisition.

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

Fair Value of Net Assets Acquired

We accounted for the GPT Acquisition as the purchase of a business and GPT's results of operations have been included in our consolidated statements of operations and cash flows from the date of acquisition. Under the acquisition method of accounting, the net assets of GPT were initially recorded as of the acquisition date at their respective estimated fair values, using information obtained during due diligence and from other sources, and consolidated with those of Mesa Labs.  We refined our valuation models, assumptions, and inputs based on additional information obtained subsequent to the closing of the transaction related to facts and circumstances that existed at the acquisition date in order to estimate fair value more accurately for the purchase price allocation. The preparation of the valuation required the use of Level 3 inputs, which are subject to significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and the applicable discount rates.

During the three months ended  December 31, 2020, we finalized the valuation of net assets acquired. The significant purchase price allocation changes during the nine months ended December 31, 2020 included: a net decrease of $6,002 in the value of intangible assets; a decrease of $3,752 in the value of the inventory step-up; an increase of $878 in the value of property, plant and equipment, net; and an increase of $1,899 to other accrued expenses and $500 to accounts receivable, net related to sales tax obligations of GPT that were partially indemnified in our sale and purchase agreement. See Note 11. "Commitments and Contingencies" for more information on the sales tax liability. We also made adjustments to deferred tax assets and deferred tax liabilities primarily due to the tax effect of these changes to the purchase price allocation. During the nine months ended December 31, 2020, the cumulative net decrease to amortization expense recorded as a result of the decrease to intangible assets was $344, of which $178 of expense was recorded to cost of revenues and a benefit of $522 was recorded in general and administrative costs. Additionally, a $207 cumulative increase to depreciation expense was recorded to general and administrative costs during the three months ended September 30, 2020 as a result of the increase in the fair value of property, plant and equipment.

The cumulative impacts of all adjustments have been reflected in the unaudited condensed consolidated financial statements as of and for the nine months ended December 31, 2020. The components and allocation of the purchase price consist of the following amounts:

	Note	Fair Value
Cash and cash equivalents		$4,654
Accounts receivable	(a)	6,663
Inventories	(b)	12,522
Prepaid income taxes		477
Prepaid expenses and other		14,149
Property, plant and equipment		1,523
Other assets		1,469
Deferred taxes		10,576
Intangible assets:
Customer relationships	(c)	77,500
Trade name	(c)	4,600
Non-compete agreements	(c)	-
Acquired technology	(c)	11,800
Goodwill	(d)	85,130
Total Assets acquired		$231,063

Accounts payable		599
Accrued salaries and payroll taxes		10,735
Other short-term liabilities		157
Unearned revenues		2,089
Other accrued expenses		6,967
Deferred taxes		23,350
Other long-term liabilities		965
Total liabilities assumed		$44,862

Total closing amount, net of cash acquired		$181,547

(a)	Accounts receivable is composed of trade accounts receivable, net which is expected to be collected.
(b)

Finished goods inventory of GPT includes $8,066 of inventory-step up, which is required to report inventory at fair value at the time of acquisition. The inventory step-up was amortized to cost of revenues over approximately eight months following the acquisition date, which resulted in a temporary reduction in gross profit for the business. During the period from November 1, 2019 until March 31, 2020, we recorded $8,502 of amortization of inventory step-up costs in cost of revenues on the Condensed Consolidated Statements of Operations. The final inventory valuation was completed during the nine months ended December 31, 2020 and was lower than our preliminary valuation, resulting in a cumulative effect decrease of $436 in amortization of inventory step up costs.

(c)

Customer relationships and acquired technology are being amortized on a straight-line basis over a 10 year period. Amortization expense for customer relationships is recorded to general and administrative expenses; amortization expense for acquired technology is recorded to cost of revenues. During the nine months ended December 31, 2020, $5,328 of amortization expense related to the GPT intangible assets was recorded to general and administrative costs and $1,101 of amortization expense was recorded to cost of goods sold and allocated to the Biopharmaceutical Development division, including the cumulative-effect benefit to amortization expense discussed above. Trademarks associated with this acquisition are considered indefinite-lived intangibles. The estimated fair value of identifiable intangible assets was determined primarily using the income approach, which requires a forecast of all the expected future cash flows associated with the identified intangible assets.

(d)

Acquired goodwill of $85,130, all of which is allocated to the Biopharmaceutical Development reportable segment, represents the value expected to arise from organic revenues growth projections that are expected to exceed that of our legacy divisions, and the opportunity to expand into a new market with well-established market share. The goodwill acquired is not deductible for income tax purposes.

Unaudited Pro Forma Information

GPT's operations contributed $23,863 to revenues and ($7,370) of net loss to our consolidated results during the nine months ended December 31, 2020 including cumulative-effect adjustments. The loss includes over $6,000 in amortization of intangibles acquired in a business combination and over $4,000 of realized and unrealized losses on foreign currency. We included the operating results of GPT in our Condensed Consolidated Statements of Operations beginning on November 1, 2019, subsequent to the acquisition date. The following pro forma financial information presents the combined results of operations of Mesa Labs and GPT as if the acquisition had occurred on April 1, 2019 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected only include those adjustments that are directly attributable to the GPT Acquisition, factually supportable and have a recurring impact; they do not reflect any adjustments for anticipated expense savings resulting from the acquisition and are not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on April 1, 2019 or of future results.

	Three Months Ended December 31,	Nine Months Ended December 31,
	2019	2019
Pro forma total revenues (1)	$35,190	$103,097
Pro forma net income (2)	2,226	8,661

(1) Net revenues were adjusted to include net revenues of GPT.

(2) Pro forma adjustments to net earnings attributable to Mesa Labs include the following:

●	Excludes interest expense attributable to GPT's external debt that was paid off as part of the acquisition.
●	Additional depreciation expense of $66 based on the increased fair value of property, plant and equipment.
●	Additional amortization expense of $4,801 for the nine months ended December 31, 2019 based on the increased fair value of amortizable intangible assets acquired, net of adjustments.
●

For the nine months ended December 31, 2019, $358 additional stock based compensation expense representing expense for performance share units awarded to certain key GPT employees net of actual forfeitures.

●	Income tax effect of the adjustments made at a blended federal and state statutory rate (approximately 25%).

Note 13. Segment Information

As of December 31, 2020, we had four reportable segments, Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring. Results for the Cold Chain Packaging division, which we exited during the year ended March 31, 2020, are now presented within Corporate and Other. The following tables set forth our segment information:

	Three Months Ended December 31, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$13,077	$8,971	$8,711	$3,413	$-	$34,172
Gross profit (loss)	$9,308	$5,368	$4,616	$1,501	$(140)	$20,653
Reconciling items (2)						(26,380)
(Loss) before income taxes						$(5,727)

	Three Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$11,619	$10,014	$5,637	$4,156	$229	$31,655
Gross profit (loss)	$8,101	$6,526	$(1,294)	$1,488	$(18)	$14,803
Reconciling items (2)						(19,880)
(Loss) before income taxes						$(5,077)

	Nine Months Ended December 31, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$37,696	$24,209	$23,791	$10,277	$-	$95,973
Gross profit (loss)	$28,098	$14,909	$15,294	$4,053	$(76)	$62,278
Reconciling items (2)						(64,867)
(Loss) before income taxes						$(2,589)

	Nine Months Ended December 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Revenues (1)	$35,823	$28,518	$5,637	$11,059	$2,442	$83,479
Gross profit (loss)	$25,334	$18,164	$(1,294)	$3,994	$395	$46,593
Reconciling items (2)						(42,471)
Earnings before income taxes						$4,122

(1)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(2)	Reconciling items include selling, general and administrative, research and development, interest expense and amortization of debt discount, and other (income) expenses.

The following table sets forth assets by reportable segment:

	December 31, 2020	March 31, 2020
Sterilization and Disinfection Control	$71,706	$73,103
Instruments	29,967	31,025
Biopharmaceutical Development	205,769	182,758
Continuous Monitoring	28,834	29,732
Corporate and administrative	285,360	103,588
Total	$621,636	$420,206

The increase in total assets was primarily attributable to $145,935 of cash proceeds resulting from the sale and issuance of 600,000 shares of our common stock during the nine months ended December 31, 2020, discussed in Note 8. "Stockholders' Equity", as well the effect of foreign currency translation on assets.

Note 14. Subsequent Events

In January 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2021, to shareholders of record at the close of business on February 26, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product candidate research, development and regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. The Company undertakes no obligation to publicly update or revise the statements in light of future developments. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: the duration and impact of the COVID-19 pandemic and the myriad of its effects on our business including related decreases in customer demand and spending; our ability to successfully grow our business, including as a result of acquisitions; the market acceptance of our products; technological or market viability of our products; reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; inability to consummate acquisitions at our historical rate and at appropriate prices, and to effectively integrate acquired businesses; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from the U.S. government, including changes in U.S. trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; outstanding claims, legal proceedings, international business challenges and regulations including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities; and foreign currency exchange rates and fluctuations in those rates.  Further information on potential risk factors that could affect our financial results are included in the filings made by us from time to time with the Securities and Exchange Commission including under the section entitled “Risk Factors” in our Annual Report on Form 10-K, for the year ended March 31, 2020 and our subsequent Quarterly Reports on Form 10-Qs. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Business Overview

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in North America, Europe, China, Japan, and by distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of December 31, 2020, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring, each of which are described further in Results of Operations below.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

As discussed in Note 8. "Stockholders' Equity" within Item 1. "Financial Statements," we completed an equity offering of our common stock, which provided $145,935, net of discounts and issuance costs. We intend to use the money raised for general corporate purposes, which may include furthering our acquisition strategy.

Corporate Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through further acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent.  As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use, and by delivering the highest quality products possible, we are committed to protecting people, the environment, and end products.

Our revenues come from product sales, which includes hardware, software, and consumables; as well as services, which include installation, discrete maintenance services, and ongoing maintenance contracts. Revenues increase as a result of organic or inorganic revenues growth. Inorganic revenues growth is driven by acquisitions.

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

COVID-19 and Business Update

During March 2020, the impact from the spreading of COVID-19 was declared a global pandemic by the World Health Organization and a national public health emergency in the United States. The consequences of the outbreak and impact to the economy have continued to evolve throughout the nine months ended December 31, 2020 and we are unable to ascertain the full extent of the impact on our business as of the date of this filing. Throughout our fiscal year, the pandemic has continued to present substantial public health and economic challenges around the world and is affecting our employees, business operations, and operating segments in various ways.

As COVID-19 has continued to spread and significantly affect markets around the world, we have continued to enforce company policies that are focused on ensuring the safety of our employees while also delivering our goods to customers across the world. Due to the critical nature of our products and services, we are generally exempt from governmental orders in the U.S. and other countries requiring businesses to suspend operations. Nevertheless, the pandemic brought a material disruption to our operations. To protect employees and comply with regulations and recommendations to limit gatherings and increase social distancing, we require office-based employees to work remotely in most cases, and we implemented enhanced safety protocols at our manufacturing facilities, including performing health checks at the start of shifts, utilizing contact tracing technology to support case investigation when needed, and maximizing the amount of space between workspaces. We have taken aggressive steps to limit the exposure and enhance the safety of our facilities for employees working so that we can continue to supply products and services to our customers, although there is no guarantee that our measures will be successful. Additionally, we continue to evaluate and monitor the condition of our supply chain and work with our suppliers to develop contingency plans for potential supply interruptions.

Our business has encountered challenges resulting from COVID-19, as the global downturn resulted in a slow-down in demand for many of the products and services that we offer. The impact on our businesses is outlined below:

●

Sterilization and Disinfection Control: This division's revenues have been inconsistent during the nine months ended December 31, 2020, which we believe is attributable to customers' reactions to COVID-19. The division benefited in the three months ended June 30, 2020 from fulfilling temporary advanced buying orders placed by certain customers during the three months ended March 31, 2020; however, overall orders slowed significantly during the latter part of the three months ended June 30, 2020 and continued to slow throughout the three months ended September 30, 2020 as advanced ordering began to reverse and customers used stock that they had purchased previously. During the three months ended December 31, 2020, revenues began to increase again as many customers depleted their stock and resumed ordering at more normal levels. We believe that the consumable, critical, and disposable nature of Sterilization and Disinfection Control products renders them less sensitive to general economic conditions, and the demand for Sterilization and Disinfection Control products has remained relatively strong. Prior to the COVID-19 pandemic, the worldwide market for sterilization and disinfection control products had been growing as countries increase focus on verifying the effectiveness of sterilization and disinfection processes.

●

Biopharmaceutical Development: Demand for hardware, consumables, and services sold by our Biopharmaceutical Development division declined during the start of the pandemic (the three months ended June 30, 2020), which we believe was mainly a result of COVID-19. Subsequently, as several of the restrictions limiting vendors from being on-site at customer facilities were eased during the summer and fall of 2020, demand for Biopharmaceutical Development products and services increased significantly compared to the three months ended June 30, 2020, but the global pandemic continues to inhibit our ability to use proven strategies to market and sell these products.  Further, increases in COVID-19 cases throughout the world have caused customers, including laboratories to reduce capacity or close completely, resulting in decreased demand for our products. In the future, when travel and gathering restrictions are lifted and we are permitted on-site at more customer facilities, and when laboratories globally are open for normal operations, we expect an opportunity for greater organic revenue growth in the Biopharmaceutical Development division.

●

Continuous Monitoring: Demand for hardware and software sold by our Continuous Monitoring division declined during the start of the pandemic (the three months ended June 30, 2020), which we believe was mainly a result of COVID-19. As restrictions limiting vendors from being on-site at customer facilities were eased during our second fiscal quarter, demand for Continuous Monitoring products and services increased somewhat compared to the three months ended June 30, 2020, some of which was a result of fulfilling backlog we were restricted from completing during the three months ended June 30, 2020.  Although orders have increased steadily as our fiscal year has progressed, the global pandemic continues to inhibit our ability to install these products. Further, increases in COVID-19 cases throughout the U.S. and Canada could lead to customers further tightening facility access, resulting in decreased demand for our products. In the future, when travel and gathering restrictions are lifted more broadly and we are able to go on-site at more customer facilities, we expect to continue to grow revenues organically in the Continuous Monitoring division.

●

Instruments: Demand for hardware and certain services sold by our Instruments division declined during the nine months ended December 31, 2020 as compared to the nine months ended December 31, 2019, which we believe was mainly a result of COVID-19 due to the discretionary nature of many instruments purchases. However, beginning late in September, 2020, and continuing through the three months ended December 31, 2020, we began to see demand for these products increase somewhat, and revenues increased as we fulfilled orders. Although demand for hardware sold by our Instruments division appears to be beginning to improve as customers resume making discretionary capital purchases, we continue to expect that it will be several quarters before demand and revenues recover.

Sales of our hardware products have historically been more sensitive to general economic conditions than sales of our consumables. The COVID-19 induced economic downturn appears to be having a similar impact, as businesses are postponing certain capital spending in response to economic uncertainty, declines in income and asset values, tighter credit, unemployment, and negative financial news. Even as the broad healthcare industry has begun to return to more normal operations resulting in increased sales levels in some of our divisions, outbreaks and increasing numbers of COVID-19 cases in many areas, especially the U.S. and Europe, have and may continue to result in the reinstatement of strict regulations, which we expect would result in lower sales levels. We believe that COVID-19 related uncertainties, restrictions, and suppressed demand will continue to negatively impact our business during the remainder of the year ending March 31, 2021, and continuing into our year ending March 31, 2022. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy, in-person collaboration and sales efforts, and our customers’ changed purchasing behavior and confidence.

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

Revenues from our reportable segments increased 9% and 18%, organic revenues growth was 1% and declined 3%, and gross profit as a percentage of revenues increased 14 percentage points and eight percentage points for the three and nine months ended December 31, 2020, as compared to the three and nine months ended December 31, 2019, respectively. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019	Three Months Ended December 31, 2020	Three Months Ended December 31, 2019
Sterilization and Disinfection Control	$13,077	$11,619	13%	1%	71%	70%
Instruments	8,971	10,014	(10%)	2%	60%	65%
Biopharmaceutical Development	8,711	5,637	14%	N/A	53%	(23%)
Continuous Monitoring	3,413	4,156	(18%)	6%	44%	36%
Mesa Labs' reportable segments	$34,172	$31,426	1%	2%	61%	47%
Corporate and Other	-	229
Total Company	$34,172	$31,655

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2019
Sterilization and Disinfection Control	$37,696	$35,823	5%	4%	75%	71%
Instruments	24,209	28,518	(15%)	1%	62%	64%
Biopharmaceutical Development	23,791	5,637	14%	N/A	64%	(23%)
Continuous Monitoring	10,277	11,059	(7%)	3%	39%	36%
Mesa Labs' reportable segments	$95,973	$81,037	(3%)	3%	65%	57%
Corporate and Other	-	2,442
Total Company	$95,973	$83,479

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Revenues	$34,172	$31,655	8%	$95,973	$83,479	15%
Gross profit	20,653	14,803	40%	62,278	46,593	34%
Operating expenses	20,631	18,058	14%	54,216	39,697	37%
Operating income (loss)	22	(3,255)	(101%)	8,062	6,896	17%
Net (loss) income	$(4,542)	$(4,504)	1%	$(646)	$3,330	(119%)

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

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Revenues	$13,077	$11,619	13%	$37,696	$35,823	5%
Gross profit	9,308	8,101	15%	28,098	25,334	11%
Gross profit as a % of revenues	71%	70%	1%	75%	71%	4%

Sterilization and Disinfection Control revenues increased 13% for the three months ended December 31, 2020 as many of our customers resumed ordering at more normal levels. Revenues during the three months ended December 31, 2019 were lower than usual as a result of a supply disruption, creating a favorable comparison during the current year.

Sterilization and Disinfection Control revenues increased 5% for the nine months ended December 31, 2020 as a result of organic revenues growth resulting from the timing of several large orders and modest price increases.

Sterilization and Disinfection Control gross profit percentage increased one percentage point and four percentage points for the three and nine months ended December 31, 2020, respectively, primarily as a result of operating efficiencies from increased volume and favorable product mix.

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

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Revenues	$8,971	$10,014	(10%)	$24,209	$28,518	(15%)
Gross profit	5,368	6,526	(18%)	14,909	18,164	(18%)
Gross profit as a % of revenues	60%	65%	(5%)	62%	64%	(2%)

Instruments revenues decreased 10% and 15% for the three and nine months ended December 31, 2020, respectively, as customers across all served markets continued to limit spending that is more discretionary in nature in response to economic uncertainty. However, we expect that the higher demand we experienced for our products during the three months ended December 31, 2020 does indicate that demand is beginning a slow return to more normal levels.

Instruments gross profit percentage decreased five and two percentage points during the three and nine months ended December 31, 2020, respectively. The decrease resulted from a $212 charge for severance related to employees who work in our Butler, New Jersey facility which we intend to close during the three months ending June 30, 2021, lower revenues on a partially fixed cost base, and to a lesser extent, unfavorable product mix.

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

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Revenues	$8,711	$5,637	55%	$23,791	$5,637	322%
Gross profit (loss)	4,616	(1,294)	457%	15,294	(1,294)	1282%
Gross profit (loss) as a % of revenues	53%	(23%)	76%	64%	(23%)	87%

The results of the Biopharmaceutical development division were consolidated into our results beginning on November 1, 2019. Although we did experience positive organic growth during the three and nine months ended December 31, 2020, Biopharmaceutical Development's revenues were negatively impacted during the three and nine months ended December 31, 2020 by economic uncertainty and social restrictions related to the COVID-19 pandemic.  Particularly during the three months ended June 30, 2020, and to a lesser extent during the period from July 1, 2020 until December 31, 2020, global efforts to stop the spread of COVID-19 and the resulting shut down and slowing of many facets of our society and commerce resulted in reduced demand as we became unable to market our products at industry conferences or visit customers at their facilities. Additionally, many global laboratories that use this division's products continue to be closed or have limited hours. Restrictions limiting vendors from going on-site at customers facilities eased during the summer and fall of 2020. Additionally, during this time we increased efforts to pursue digital marketing avenues to continue to create leads and demonstrate our products to potential customers. As a result of loosening restrictions and our digital marketing efforts, revenues during the second and third quarters of our fiscal year were significantly improved compared to our first quarter of our fiscal year.

Biopharmaceutical Development's gross profit percentage was 53% for the three months ended December 31, 2020. Substantially all of this division's sales are invoiced in either euros or U.S. dollars ("USD"); however, the majority of the costs in this division are recorded in Swedish Krona and translated to USD for reporting purposes. Since the USD has weakened significantly against the Swedish Krona during the three months ended December 31, 2020, our reported costs in USD have increased substantially, while revenues have not benefited significantly from the change in currency valuation. Additionally, during the three months ended December 31, 2020, we revised our estimate of inventory overhead rates for this division, which resulted in higher period costs as less of our overhead costs were capitalized into inventory, and we wrote off inventory that we determined was obsolete. We expect to sell the remainder of the inventory produced at the previously estimated rates over the next two to three quarters. Without the impact of the USD weakening and the inventory adjustments during the three months ended December 31, 2020, we estimate that gross profit would have been 61%. Finally, unfavorable product mix negatively impacted gross profit margin percentage for this division during the three months ended December 31, 2020.

Biopharmaceutical Development's gross profit for the nine months ended December 31, 2020 includes a $436 reduction in amortization expense as a result of an adjustment booked to the value of an inventory step-up recorded in purchase accounting related to the GPT Acquisition. Gross profit for the nine months ended December 31, 2020 also includes $178 of incremental amortization expense related to the adjustment of the value of technology intangibles that are amortized to cost of revenues. Excluding the net impact of the amortization catch ups and the weakening of the USD, gross profit percentage would have been 65% for the nine months ended December 31, 2020.

Biopharmaceutical Development gross profit (loss) margin was ($1,294) for the period from November 1, 2019 until December 31, 2019. The gross profit (loss) included $5,134 of amortization on an inventory step-up recorded in purchase accounting related to the GPT Acquisition. Excluding the step-up amortization, gross profit for the period ended December 31, 2019 would have been $3,840, and gross profit percentage would have been approximately 68%.

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

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Revenues	$3,413	$4,156	(18%)	$10,277	$11,059	(7%)
Gross profit	1,501	1,488	1%	4,053	3,994	1%
Gross profit as a % of revenues	44%	36%	8%	39%	36%	3%

The Continuous Monitoring division's revenues decreased 18% for the three months ended December 31, 2020, as we completed several large orders during the three months ended December 31, 2019, resulting in a higher than usual revenues in the comparable period. Continuous Monitoring's revenues decreased 7% for the nine months ended December 31, 2020 as a result of the shut down and slowing of many facets of the U.S. society and economy in response to the COVID-19 outbreak. Specifically, our ability to go on-site to many of our customers facilities to install and service systems was severely restricted during April and May, 2020.  Overall, restrictions began to ease late in our first fiscal quarter, which allowed our technicians to go on-site to perform work that was previously backlogged as a result of COVID-19 related restrictions, and our sales volumes began to increase during our second and third fiscal quarters; however, customer reaction to the acceleration of COVID-19 infections during our third fiscal quarter did negatively impact our ability to service customers and complete certain system installations. Overall, we continue to see strong demand, including market expansion as hospitals increase monitoring systems in response to the COVID-19 vaccine roll out.

Continuous Monitoring gross profit percentage increased eight percentage points and three percentage points for the three and nine months ended December 31, 2020, respectively, primarily due to the reorganization of the business unit during the three months ended June 30, 2020, which has resulted in steady improvements to its operating efficiency as well as modifications made to our product offerings and pricing models which are intended to provide more predictable gross profit margins.

Corporate and Other

Corporate and Other primarily consists of results from our Cold Chain Packaging division which was dissolved during the year ended March 31, 2020 and is no longer considered a reportable segment, as well as unallocated corporate expenses.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Revenues	$-	$229	(100%)	$-	$2,442	(100%)
Gross profit (loss)	(140)	(18)	678%	(76)	395	(119%)
Gross profit (loss) as a % of revenues	N/A	(8%)	N/A	N/A	16%	N/A

Operating Expenses

Operating expenses for the three and nine months ended December 31, 2020 increased 14% and 37%, respectively, as compared to the prior year.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Selling expense	$4,753	$4,067	17%	$12,614	$8,549	48%
As a percentage of revenues	14%	13%	1%	13%	10%	3%

Selling expense for the three and nine months ended December 31, 2020 increased 17% and 48%, respectively, primarily as a result of selling costs incurred by the Biopharmaceutical Development division which we acquired and began consolidating into our results as of November 1, 2019 and unfavorable foreign exchange rates for selling expenses incurred in Swedish Krona, partially offset by lower professional services costs, lower commission costs, and lower travel-related costs as we implemented strict travel restrictions for our employees beginning in March, 2020. As a percentage of revenues, selling expense was 14% for the three months ended December 31, 2020 and was 13% for the nine months ended December 31, 2020 as compared to 13% and 10% for the three and nine months ended December 31, 2019, respectively.  We plan to continue making modest, strategic investments in sales and marketing resources in order to further increase organic revenues growth. In addition, costs associated with the Biopharmaceutical Development division's sales force are expected to continue to result in higher selling expense as a percentage of revenues than we incurred historically; however, increases are expected to begin to normalize once the Biopharmaceutical Development division returns to normal sales levels.  In the near-term, we expect total selling expense to approximate 10%-15% of revenues.

General and Administrative

Labor costs, including non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
General and administrative expense	$13,173	$11,605	14%	$33,887	$26,806	26%
As a percentage of revenues	39%	37%	2%	35%	32%	3%

General and administrative expenses increased 14% for the three months ended December 31, 2020, primarily as a result of: increased amortization expense associated with intangible assets acquired from the GPT acquisition; three months of general and administrative costs incurred by the Biopharmaceutical Development division during the three months ended December 31, 2020, versus only two months of expenses during the three months ended December 31, 2019; higher non-cash stock-based compensation expense, including the cumulative-effect true up for performance stock units recorded during the three months ended December 31, 2020; and higher professional services fees incurred for the implementation of our enterprise resource planning tool for GPT, partially offset by lower acquisition related costs.

General and administrative expenses increased 26% for the nine months ended December 31, 2020 as a result of nine months of general and administrative costs incurred by the Biopharmaceutical Development division included in the results for the nine month period ended December 31, 2020 versus two months of results for the year to date period ended December 31, 2020 as the acquisition was completed on November 1, 2019.  Additionally, general and administrative costs increased as a result of higher amortization expense associated with intangible assets acquired from the GPT acquisition, professional services fees related to the implementation of our enterprise resource planning tool for the division, and higher non-cash stock-based compensation expense, including the cumulative-effect true up for performance stock units recorded during the three months ended December 31, 2020, partially offset by lower acquisition related costs.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2020	2019	Change	2020	2019	Change
Research and development expense	$2,705	$2,110	28%	$7,715	$4,044	91%
As a percentage of revenues	8%	7%	1%	8%	5%	3%

Research and development expenses increased 28% and 91% for the three and nine months ended December 31, 2020, respectively, primarily as a result of expenses attributable to the Biopharmaceutical Development division, which we acquired and began consolidating into our results as of November 1, 2019, and to a lesser extent because of unfavorable foreign exchange rates on research and development expenses incurred in Swedish Krona. Including the Biopharmaceutical Development division, we expect research and development expenses will be approximately 7%-10% of revenues in the near term in part depending on the pace of the economic recovery.

Nonoperating Expense

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage
	2020	2019	2020 vs. 2019	2020	2019	Change
Nonoperating expense	$5,749	1,822	216%	$10,651	$2,774	284%

Nonoperating expense for the three and nine months ended December 31, 2020 is composed primarily of interest expense and amortization of the debt discount associated with our 1.375% convertible senior notes issued in August 2019 (the "Notes"), interest income earned on cash and cash equivalents, and gains and losses on foreign currency transactions.

During the three and nine months ended December 31, 2020, we incurred significant realized and unrealized foreign currency losses as a result of the USD weakening significantly, particularly against the Swedish Krona.

Interest expense and amortization of debt discount was consistent for the three months ended December 31, 2020 compared to the three months ended December 31, 2019 and increased for nine months ended December 31, 2020 because the Note was outstanding for only part of the nine months ended December 31, 2019. Interest expense was offset primarily by interest income earned on our money market account. Higher interest was earned on the money market during the three and nine months ended December 31, 2019 compared to the three and nine months ended December 31, 2020 as interest rates were higher in the prior year.

As discussed in Note 1. within Item 1. Financial Statements, subsequent to the adoption of Accounting Standards Update 2020-06, there will be a reduction in non-cash interest expense related to the 1.375% convertible senior notes due August 15, 2025.

Income Taxes

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage
	2020	2019	2020 vs. 2019	2020	2019	Change
Income tax (benefit) expense	$(1,185)	$(573)	107%	$(1,943)	$792	(345%)
Effective tax rate	21%	11%	10%	75%	19%	56%

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

Net (Loss) Income

Net (loss) for the nine months ended December 31, 2020 varied with the changes in revenues, gross profit, and operating expenses (which includes $6,887, $10,694, and $4,024 of non-cash: stock-based compensation, amortization of intangible assets acquired in a business combination, and interest expense and discount amortization on the Notes, respectively, partially offset by a $436 benefit associated with a cumulative effect true up of inventory step up amortization).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Although the COVID-19 pandemic has resulted in lower revenues overall, we continue to believe that we have the liquidity required to continue operations during this volatile period. During the nine months ended December 31, 2020, we took steps to reduce cash outlays and expenses, including limiting travel, reducing hiring new employees, and converting a portion of our executives' remuneration from cash to non-cash stock-based compensation incentives.

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

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $267,525 and $96,784 at December 31, 2020, and March 31, 2020, respectively. As of December 31, 2020, and March 31, 2020, we had $253,731 and $81,380, respectively, of cash and cash equivalents, which were held primarily in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

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

As of December 31, 2020, $172,500 in aggregate principal amount Notes was outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with our first payment made on February 15, 2020. These Notes can be converted prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion conditions are met and conversion notices are received from holders of the Notes.   We were in compliance with all debt agreements at December 31, 2020 and for all prior years presented and have met all debt payment obligations. Refer to Note 7. "Indebtedness" within Item 1. Financial Statements for more details on these transactions. We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position and other considerations.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during the nine months ended December 31, 2020 as well as each quarter for the year ended March 31, 2020.

In January 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2021, to shareholders of record at the close of business on February 26, 2021.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash provided by operating activities	$23,553	$18,156
Net cash (used in) investing activities	(954)	(185,037)
Net cash provided by financing activities	147,275	230,883

Cash flows from operating activities for the nine months ended December 31, 2020 provided $23,553, which primarily resulted from cash provided by GPT's operations and favorable changes in our working capital accounts. Cash used in investing was lower during the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019, which included a cash outlay for the IBP and GPT acquisitions. Cash provided by financing activities included our equity raise, which provided $145,935 during the nine months ended December 31, 2020 and our convertible debt offering and equity raise which provided $252,065 during the nine months ended December 31, 2019.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2020, see our Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission on June 1, 2020. During the nine months ended December 31, 2020, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At December 31, 2020, we had contractual obligations for open purchase orders of approximately $6,610 for routine purchases of supplies and inventory, which are payable in less than one year.

Off-Balance Sheet Arrangements

As of December 31, 2020, we had no off-balance sheet arrangements or obligations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. Our reporting currency is U.S. dollars, and the functional currency of each of our foreign subsidiaries is its respective local currency. Our operations include activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. These exposures have increased as a result of the GPT Acquisition, which conducts a substantial portion of its business expenses in Swedish Krona. Fluctuations in exchange rates have, and may continue to adversely affect our results of operations, financial position, and cash flows.

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

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, given the remediation of the material weakness described in more detail below.

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

During the three months ended June 30, 2020, we completed our testing of the operating effectiveness of the affected ITGC controls and found them to be effective. As a result, we have concluded that the material weakness was remediated as of June 30, 2020 and our disclosure controls and procedures were effective as of December 31, 2020.

Changes in Internal Control over Financial Reporting

The GPT Acquisition was completed on October 31, 2019, and the financial results of GPT are included in our unaudited consolidated financial statements as of December 31, 2020 and for the period then ended. During the time since acquisition, we have assessed the control environment of GPT, made certain changes to GPT's internal controls over financial reporting, including design changes that were required as we brought GPT onto our enterprise resource planning tool, and we have performed testing over the operating effectiveness of many of GPT's internal controls. We now consider GPT to be included in the scope of our assessment of internal controls over financial reporting.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Docment.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 3, 2021	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 3, 2021	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer