Form 10-K
period 2021-03-31
MESA LABORATORIES INC /CO/
filed 2021-06-01
CIK 724004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $1,221 million based upon the closing market price and common shares outstanding as of September 30, 2020.

The number of outstanding shares of the Registrant's common stock as of May 26, 2021 was 5,140,981.

This document (excluding exhibits) contains 62 pages.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III is incorporated by reference from the registrant's definitive Proxy Statement for its 2021 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after the close of the registrant's fiscal year.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this Report on Form 10-K which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product research and development, regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “anticipate,” “intend,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: the duration and impact of the COVID-19 pandemic and the myriad of its adverse effects on our business; our ability to successfully grow our business, including as a result of acquisitions; the market acceptance of our products; technological or market viability of our products; reduced demand for our products that adversely impacts our future revenues, cash flows, results of operations and financial condition; inability to consummate acquisitions at our historical rate and at appropriate prices, and to effectively integrate acquired businesses; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from the U.S. government, including changes in U.S. trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities; and foreign currency exchange rates and fluctuations in those rates. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors,” and elsewhere in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements.  We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I

Item 1. Business

In this annual report on Form 10-K, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company” or “Mesa Labs.” Mesa Labs was organized in 1982 as a Colorado corporation.

General

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins.

As of March 31, 2021, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. During the year ended March 31, 2020, we added a new reportable segment: Biopharmaceutical Development as a result of our acquisition of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition"), which is discussed further in Note 4. "Significant Transactions." Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Continuous Monitoring division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

We are headquartered in Lakewood, Colorado and our common stock is listed for trading on the Nasdaq Global Market (“Nasdaq”) under the symbol MLAB.

Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through further strategic acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use, and by delivering the highest quality products possible, we are committed to protecting environment, products, and people.

Our revenues come from product sales, which include hardware and software, and consumables; as well as services, which include installation, discrete maintenance services, software subscriptions and ongoing maintenance contracts. We grow our revenues organically by expanding our customer base, increasing sales volumes, and implementing price increases; and inorganically, through acquisitions.

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

Finally, we hire, develop, and retain top talent capable of taking on new challenges using a team approach to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our shareholders.

Our Segments

We report our financial performance in four reportable segments: (1) Sterilization and Disinfection Control, (2) Instruments, (3) Biopharmaceutical Development, and (4) Continuous Monitoring. Unallocated corporate expenses are reported within Corporate and Other. Financial information of each of our segments is included in Note 16. "Segment Data" to the consolidated financial statements within Item 8. Financial Statements and Supplementary Data of this Annual Report on Form 10-K ("annual report").

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells  biological, chemical and cleaning indicators used to assess the effectiveness of sterilization processes, including steam, gas, hydrogen peroxide, ethylene oxide and radiation, in the hospital, dental, medical device and pharmaceutical industries, and also provides related testing services.

Biological indicators are used to validate equipment and monitor the effectiveness of a process in any industrial or healthcare setting which uses sterilization.  Biological indicators consist of resistant spores of certain microorganisms that are applied on a convenient substrate, such as a small piece of filter paper. The spores are well characterized in terms of purity, numbers and resistance to sterilization. Our biological indicators are developed and manufactured according to International Standards Organization (“ISO”) 11138 (Sterilization of health care products) under a quality system that complies with ISO 13485 (Medical devices) and 21 Code of Federal Regulations 820 (Quality System Regulation). Our biological indicator products are manufactured by growing microbiological spores from raw materials, forming the finished products and testing the finished biological indicators using established quality control tests.  Our dental sterilizer testing products are assembled into kits containing biological indicator spore strips and our microbiological laboratory tests these kits when they are returned to us to determine the effectiveness of our customer’s sterilization process.

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

Our Bozeman, Montana and Munich, Germany locations manufacture our Sterilization and Disinfection Control Division products which include the EZTest®, ProSpore®, PCD®, Apex® and Simicon biological and cleaning indicators, while our Bozeman, Montana, facility also provides sterility assurance testing services to dental offices in the United States and Canada.  Sterilization and disinfection control products are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. We generate sales to end users through our direct sales personnel and independent distributors. Customers include hospitals, dental offices, contract sterilization providers and various industrial users involved in pharmaceutical and medical device manufacturing.

Our sterilization and disinfection control products operate in a highly regulated industry and compete on the basis of quality, cost effectiveness, and suitability for the intended use. We compete with various other sterilization and cleaning indicator providers for healthcare, medical device, and biopharmaceutical clients. Additional products using new technologies that may be competitive with our products may also be introduced.

Instruments

Our Instruments division designs, manufactures and markets quality control instruments and disposable products used in the healthcare, pharmaceutical, medical device, food and beverage, industrial hygiene, and environmental air sampling industries.  Generally, our instrument products are used for testing, quality control, safety, validation and regulatory compliance.  As of March 31, 2021, our Lakewood, Colorado, Hanover, Germany, and Butler, New Jersey, facilities manufacture our Instruments division products which include the DataTrace®, DialyGuard®, DryCal®, Torqo®, SureTorque®, IBP Medical, and BGI brands. During the three months ending June 30, 2021, we are closing our Butler, New Jersey location and moving manufacturing operations to Lakewood, Colorado.

Instrument products have a relatively long life and their purchase by our customers is discretionary, so sales are more sensitive to general economic conditions. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our instrument products. Our instrument products are manufactured primarily by assembling the products from purchased components and calibrating the final products prior to release. Our Instruments division's commercial efforts focus on offering quality products to our customers that will aid them in containing cost, improving the quality of their products and services, and helping them meet their regulatory requirements. We generate sales through our direct sales personnel and independent distributors. Customers include dialysis clinics, pharmaceutical, medical device and food and beverage manufacturers, contract sterilizing services, governmental agencies and environmental testing labs.

Dialysate Meters and Calibration Solutions

Our medical meters are used to test various parameters of the dialysis fluid (dialysate), the proper calibration and operation of the dialysis machine in dialysis clinics. Each meter measures some combination of temperature, pressure, pH, conductivity and flow to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout that the technician uses to verify that the dialysis machine is working within prescribed limits and delivering properly prepared dialysate. We manufacture two styles of medical meters: those designed for use by dialysis machine manufacturers and biomedical technicians, and those used primarily by dialysis clinicians. The meters for technicians are characterized by exceptional accuracy, stability and flexibility, and are used by the industry as the primary standard for the calibration of dialysis machines and water system testing. The meters designed for use by dialysis clinicians are known primarily for their ease of use and incorporate a previously patented, built-in syringe sampling system. These meters are used as the final quality control check on the dialysate just prior to starting a treatment. In addition to the dialysate meters, we market a line of standard solutions for use in dialysis clinics for calibration of our meters. These standard solutions are regularly consumed by the dialysis clinics; thus, along with calibration services that we also provide, are less impacted by general economic conditions than dialysate meters sales. Customers that utilize these products include dialysis facilities, medical device manufacturers, and biomedical service companies. In addition to competition in the dialysis meter business, our products face regulatory and technological challenges.

Data Loggers

Our data loggers are self-contained, wireless, high precision instruments used in critical manufacturing and quality control processes in the pharmaceutical, medical device, food and tool industries. They are used to measure temperature, humidity and pressure inside a process or a product during manufacturing. In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during its installation or for annual re-certifications. The products consist of individual data loggers, a personal computer (“PC”) interface, software and various accessories. A customer typically purchases a large number of data loggers along with a single PC interface and the software package. In practice, using the PC interface, the user programs the loggers to collect environmental data at a pre-determined interval, places the data loggers in the product or process, and then collects stored process data from the data logger either through the PC interface or wirelessly via a radio link. The user can then prepare tabular and graphical reports using the software. Unique aspects of our data loggers are their ability to operate at elevated temperatures and in explosive environments – important differentiating factors in the marketplace and, consequently, they are used by companies to control their most critical processes, such as sterilization. Industries using the data loggers include pharmaceutical and medical device manufacturers and food processors. Market-wide demand for data loggers has decreased slightly as a result of macroeconomic conditions during the year ended March 31, 2021, but we do not expect that decreases will be sustained. We face competition in data logger sales from several other companies, some of which have well-established commercial organizations, particularly in Europe.

Gas Flow Calibration and Air Sampling Equipment

We manufacture a variety of instruments and equipment for gas flow calibration and environmental air sampling. In the air sampling area, our technology is used primarily for the determination of particulate concentrations in air as a measure of urban or industrial air pollution, and for industrial hygiene assessments. The primary products include air samplers, particle separators and pumps. While both the public and private sector continue to focus on air quality and its impact on the environment and the health of populations, technological advances in real-time monitoring have made the traditional air sampling market more limited. In the environmental area, our particle samplers were some of the first on the market and they were recognized early-on as “reference samplers” by the U.S. Environmental Protection Agency. This product has a competitive advantage in the market because our particle separation cyclones hold the only “federal reference method” distinction for the measurement of PM2.5 in ambient air and are sold to most manufacturers of ambient particulate measurement instrumentation.

We also manufacture gas flow calibration instruments to support the use of our air sampling equipment, and for broader industrial applications. Our gas flow calibration instruments provide the precise standards required by laboratories and industry in the design, development, manufacture, installation and calibration of various gas flow meters and air sampling devices. Our flow calibrators are used by professionals in many industries, including (1) industrial hygienists and environmental technicians, (2) calibration and research laboratories, (3) manufacturers who design, develop and manufacture gas flow metering devices, and (4) industrial engineering and manufacturing companies that utilize gas flow metering devices. The market for gas flow calibration has been expanding as the markets that heavily use and measure process gas are growing. There is competition in gas flow calibration, however, our products are distinguished against the competition by their unique dry piston technology and industry-leading accuracy and certifications.

Torque Testing Systems

Our automated torque testing systems are durable and reliable motorized cap torque analyzers used throughout the packaging industry. The primary advantages of our torque instruments are their high accuracy and long-term consistency of measurement. Our motorized torque systems eliminate the errors associated with manual torque testing. With a motorized torque testing system, the force applied to a cap is precisely the same in each testing cycle, regardless of the strength of the machine's operator. Our torque systems provide information that helps the packaging operation track events and potential problems during the manufacturing process so that corrections can be performed in a timely fashion. Industries utilizing these instruments include beverage, pharmaceutical, and food processing companies. Given the niche nature of this product, there is relatively low competition for this product line; however, the growth of this line is limited by the growth of new manufacturing facilities and packaging regulation in pharmaceutical manufacturing.

Biopharmaceutical Development

During the year ended March 31, 2020, we added a new reportable segment: Biopharmaceutical Development as a result of our acquisition of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition"), which is discussed further in Note 4 “Significant Transactions.” Our Biopharmaceutical Development division develops, manufactures, and commercializes automated solutions for protein analysis (immunoassays) and peptide synthesis. Protein analysis and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biological therapies, among other applications. The Biopharmaceutical Development division sells two types of products: (1) Protein analysis solutions, which are used to test for the existence or concentration of specific proteins in a fluid sample, and (2) Peptide synthesis solutions, which automate the synthesis of peptides from amino acids; both are primarily used in biopharmaceutical research, discovery and development and bioprocessing. Our Biopharmaceutical Development division develops and manufactures Gyrolab® xPand and Gyrolab xPloreTM hardware and software, as well as Gyrolab BioaffyTM consumable microfluidic disks (“CDs”), Gyrolab kits and Rexxip® buffers for protein analysis in Uppsala, Sweden, while PurePep™ Chorus, Symphony® X, and Sonata® XT hardware and associated software for peptide synthesis are developed and manufactured in our Tucson, Arizona location.  Information about the effects of foreign currency fluctuations on this segment is set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” For a discussion of risks related to our non-U.S. operations and foreign currency exchange, refer to “Item 1A. Risk Factors.”

About half of the protein analysis products are consumables and are used on a routine basis, thus sales of these products are less sensitive to general economic conditions, although partial and full lab closures that resulted from COVID-19 regulations and policies did affect our ability to engage with new accounts and negatively impact sales of our consumables during the year ended March 31, 2021 as laboratories were not running as many tests using our consumables during their limited operating hours. Approximately 40% of the protein analysis revenues is hardware while 75% of the peptide synthesis solutions revenues is hardware, both of which are discretionary purchases, thus sales are more sensitive to general economic conditions. The remainder of the sales are related to service and support agreements. We generate sales through our direct sales organization as well as independent foreign distributors. Marketing activities include industry conferences, user meetings, educational webinars and all forms of digital marketing, in addition to market sensing and capturing user requirements for the new product roadmap. While most all in-person marketing was limited during the year by COVID-19 restrictions, we pursued digital marketing techniques in this division with some success. Customers include academic research and development laboratories and biopharmaceutical development and manufacturing teams at biopharmaceutical companies and their and their contract research organization partners.

The Biopharmaceutical Development division’s market success is primarily dependent upon creating innovative, high quality products that customers choose based on available features, cost-effectiveness, and performance. We believe we are one of the leading world-wide suppliers of protein analysis and peptide synthesis equipment to the biologics discovery and development market. We further believe that the enhancements of our product offerings and new product development driven by our research and development team, the recognized quality of our products and support, and the ability to continue to bring novel, cutting edge products and solutions to the market will allow us to remain competitive in the growing markets that we serve.

Protein Analysis

We develop, manufacture, and market protein analysis equipment, CDs, kits and buffers that enable the detection and quantification of a target protein in a biological or bioprocess sample. The Gyrolab technology is widely used across human and non-human applications, mainly for therapy discovery, development and bioprocessing. Customers, which are primarily pharmaceutical and biotech companies and their contract research organization partners, who are developing protein-based therapies, use our CDs to deposit their samples for mixing with application specific reagents. The CDs and reagents are loaded into one of our instruments for processing and analysis. Our proprietary software interprets results and provides useful data analysis for decision-making. The hardware, CDs and software accelerate the development and processing of assays to obtain accurate results for pre-clinical and clinical studies as well as in upstream and downstream bioprocessing of biological therapies, thus meeting critical data and time requirements during these studies. Our analytical protein technologies provide superior data consistency and accuracy as well as reducing labor and the attendant variability of more manual methods.

Peptide Synthesizers

Our peptide synthesis solutions enable customers to automate chemically synthesized peptides that are used in the creation of peptide therapies, biomaterials, cosmetics and general research. Our hardware and software facilitate the ability to produce more complex and longer peptides with higher purity and are designed to comply with related Food and Drug Administration ("FDA") and European Medicines Agency requirements. Customers of our peptide synthesizers include academic and commercial biopharmaceutical laboratories, as well as contract manufacturers of peptides.

Continuous Monitoring

Our Continuous Monitoring division designs, develops and markets systems which are used to monitor various environmental parameters such as temperature, humidity and differential pressure to ensure that critical storage and processing conditions are maintained. Continuous monitoring systems are used in controlled environments such as refrigerators, freezers, warehouses, laboratory incubators, clean rooms and a number of other settings. The continuous monitoring systems consist of wired or wireless sensors that are placed in controlled environments, hardware modules to receive the data, and various software programs to collect, store and process the data. Our systems are designed to operate continuously, providing data around the clock, 365 days per year. The Continuous Monitoring division’s market success is primarily dependent upon our ability to provide post-installation service and support. For most systems, annual re-calibration of each sensor is required, and we provide this service through our dedicated service organization and SnapCalTM self-managed probe exchange program. Because of the advantages of our continuous monitoring solutions, we have a solid market share and growth in North America but are currently not focused on international expansion.

The manufacture and support of our Continuous Monitoring division systems primarily involve assembling the systems from purchased components and calibrating the sensors, either at the factory or at the point of installation at the customer’s facility.  Continuous Monitoring products and systems have a relatively long life, and their purchase by our customers is discretionary and typically driven by expansion, so sales are more sensitive to general economic conditions. Additionally, the installation of many of our products require physical presence at a customers' site; thus, policies or regulations restricting our physical access to customers' facilities (including during Covid-19 restrictions during the year) has a negative impact on our ability to sell these products. Continuous Monitoring products may be sold in conjunction with a perpetual or subscription-based software license, which may be required for the related hardware to function. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our monitoring systems.

A critical function of our systems is the ability to provide local alarms and notifications via e-mail, text or telephone, in the case where established environmental conditions are exceeded. Among the other important competitive differentiators of our continuous monitoring systems are (1) their high degree of reliability and up-time; (2) a large variety of sensor types to meet the needs of most applications; (3) a skilled, distributed installation and service team; and (4) a full-featured and 21 CFR Part 11 (Electronic records; Electronic signatures) validated software program, providing extensive reporting and alarm capability. Key markets for our continuous monitoring systems are hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and laboratory environments, all located in North America. Our Lakewood, Colorado, facility manufactures our Continuous Monitoring division products which include ViewPoint®, Point Six®, CheckPoint®, AmegaView, and FreshLoc® brands.

Corporate and Other

Corporate and other consists of unallocated corporate expenses, the non-reportable operating segment Cold Chain Packaging division that ceased operations during the year ended March 31, 2020, and other business activities.

Other Matters Relating to our Business as a Whole

Acquisitions

Year Ended March 31, 2020 Acquisitions

On October 31, 2019, we completed the acquisition of 100% of the outstanding shares of Gyros Protein Technologies Holding AB for adjusted cash consideration of $181.5 million. The acquisition of GPT expanded our presence into a new market--immunoassays and peptide synthesis solutions--that accelerate the discovery, development, and manufacturing of biotherapeutic drugs. GPT systems include laboratory instruments, consumables, kits, and software that maximize laboratory productivity by miniaturizing and automating immunoassays at nanoliter scale.

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

Manufacturing and Materials

Most of the components, raw materials, and other supplies used in our product lines are available from a number of different suppliers.  We generally maintain multiple sources of supply, but we are dependent on a single source for certain items, particularly in the Biopharmaceutical Development division.  We continue to have an emphasis on reviewing our supply base and designs for single source or sole source suppliers that might affect our ability to supply critical product to our customers. We believe that in most cases, alternative sources could be developed, if required, for present single supply sources. During the ended March 31, 2021, we had no raw material shortages that had a material effect on the business.

Major Customers

No individual customer represented more than 10% of our accounts receivable or revenues in any of the past three years.

Backlog

We define backlog as firm orders from customers for products and services where the order will be fulfilled within the next 12 months. Backlog as of March 31, 2021 and March 31, 2020 was approximately $11.3 million and $10.1 million, respectively.

Research and Development

Research and development ("R&D") activities are primarily directed towards innovating new products and improving the quality and performance of our existing products. Other R&D efforts also seek to develop or improve software that will be sold, leased, or marketed in the future, and improve manufacturing efficiencies.

Intellectual Property

We own numerous patents, trademarks, and other proprietary rights, each of which are important to the various facets of our business. Where appropriate, we seek patent protection for inventions and developments made by our personnel that are incorporated into our products or otherwise fall within our fields of interest. There can be no assurance, however, that any patent will provide adequate protection for the technology, system, product, service or process it covers. In addition, the process of obtaining and protecting patents can be long and expensive. We also rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our proprietary position. Our products and services are sold under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. We do not believe that the loss of any one patent or other proprietary right would have a material adverse effect on our overall business or on any of our reporting segments.

Regulatory Matters

Mesa Labs’ operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse, export control, product safety and efficacy, employment, privacy, government contracts acquisition regulations, and other areas.

We are required to comply with certain ISO standards and United States Pharmacopeia standards in order to sell some of our products to certain customers. While our quality system and manufacturing processes are generally the same throughout the Instruments division, specific products are compliant under ISO 13485, ISO 17025, ISO 9001 and certain U.S. federal regulations. Our Uppsala, Sweden and Tucson, Arizona facilities, part of the Biopharmaceutical Development division, are ISO 9001:2015 certified. We obtain third party certification to remain compliant with ISO standards.

Several products in both the Instruments and the Sterilization and Disinfection Control divisions are medical devices subject to the provisions of the Federal Food, Drug and Cosmetic Act, which requires any company proposing to market a medical device to notify the FDA of its intention at least 90 days before doing so. We have received permission from the FDA to market all of our products requiring such permission. Some of our facilities are subject to FDA regulations and inspections, which may be time-consuming and costly. This includes ongoing compliance with the FDA’s current Good Manufacturing Practices regulations that require, among other things, the systematic control of manufacture, packaging and storage of products intended for human use. Failure to comply with these practices renders the product adulterated and could subject us to an interruption of manufacturing and selling these products, and possible regulatory action by the FDA.

The manufacture and sale of medical devices is also regulated by some states. Although there is substantial overlap between state regulations and the regulations of the FDA, compliance with some state laws may require additional cost or effort; however, we do not anticipate that complying with state regulations will create any significant problems.

Foreign countries also have laws regulating medical devices sold in those countries, which require additional resources on compliance.  The time required to obtain approval by the FDA and other foreign governmental agencies can be lengthy and the requirements may differ.

We are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal or sensitive data in the course of our business, including the EU General Data Protection Regulation which imposes strict requirements on how we collect, transmit, process and retain personal data.

Government Contracts

Although we transact business with various U.S. government agencies, no government contract or aggregate contracts are of such magnitude that a renegotiation of profits or termination of the contracts at the election of the government would have a material adverse effect on our financial results.

Human Capital Management

As a company, our vision is to Protect the Vulnerable® and we believe that our vision is achieved in large part through the strength of our workforce. Every day, our talented employees strive to implement lean based tools to find ways to continuously improve our products and services so that we may better serve our customers. We recruit top talent from all backgrounds using a combination of industry expert recruiters and recruiting tools. We support employees with compensation, benefits and development programs aimed at ensuring employees are productive and engaged.

Employees

On March 31, 2021, we had 506 employees, of whom 220 are employed for manufacturing and quality assurance, 74 for research and development and engineering, 134 for sales and marketing, and 78 for administration. Our voluntary employee turnover was 9% during the year ended March 31, 2021. We believe that our turnover rate indicates that employees remain at Mesa Labs because of the opportunities to grow and develop within the company.

Diversity and Inclusion

We are committed to diversity and inclusion (“D&I”), and we are always working to improve in this area. We train our managers annually on anti-discrimination and anti-harassment practices. We continue to evolve our talent acquisition process to focus on diversity for both external hires and succession planning. Our recruiting standards require that we consider candidates from two or more underrepresented categories for all director-level or higher positions, and we are in the process of instituting a new global cloud-based human capital management platform that will – among many other talent-focused features – enable us to more accurately track employee representation and identify how we can better enhance our diversity around the world. Our executive officers have committed to help drive further D&I progress during our year ending March 31, 2022 and beyond. Currently, 43% of our board of directors are from under-represented categories.

Compensation and Benefits

Our compensation and benefits are competitive to market and create incentives to attract and retain employees. In determining merit increases, we evaluate individual performance—including an individuals’ contribution to company goals and semi-annual performance reviews—to align financial incentives with individual contributions.  Our compensation package includes market-competitive pay, cash bonuses, stock-based compensation to certain levels of employees, health care and retirement benefits, paid time off and paid family leave, among other benefits.

Communication and Engagement

We believe that our success depends in part on our employees understanding how their work contributes to our company purpose and strategy. To this end, we utilize a variety of channels to facilitate open and direct communication, including: (i) quarterly town hall meetings with our executive team; (ii) internally maintained websites; (iii) an externally administered, anonymous whistleblower hotline for employment issues and website that is advertised to our employees; and (iv) quarterly employee engagement surveys. We also began measuring employee net promoter scores, which is an employee ranking of how likely they are to recommend working at Mesa Labs to a family member or friend, during the year ended March 31, 2021. Our employee net promoter scores increased during the year ended March 31, 2021, and we will continue tracking and trying to improve the score going forward.

Available Information

We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Reports and other information filed with the Securities and Exchange Commission ("SEC") pursuant to the Exchange Act may be inspected and copied at the public reference facility maintained by the SEC in Washington, D.C. The SEC maintains a website at www.sec.gov containing our reports, proxy materials and other items. We also maintain a website at www.investors.mesalabs.com on which we provide a link to access our SEC reports free of charge, under the link “Financials.”

Our code of ethics and Board of Directors committee charters and policies are also posted on the Investor Relations section of our website. The information on our website is not part of this or any other report Mesa Laboratories, Inc. files with, or furnishes to, the SEC.

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

Business and Strategic Risks

The COVID-19 pandemic has adversely impacted and continues to pose risks to our business.

Since December 2019, an outbreak of a novel strain of a virus named SARS-CoV-2, or coronavirus, which causes COVID-19, spread to countries in which we or our customers and suppliers operate, including the United States and caused major disruption throughout the year. The COVID-19 pandemic continues to evolve, and to date, has led to the implementation of various responses, including government-imposed quarantines, extended business closures, travel restrictions and other public health safety measures, as well as reported adverse impacts on healthcare resources, facilities and providers across the United States and in other countries.

In response to the COVID-19 pandemic and in accordance with direction from state and local government authorities, we have restricted and may continue to restrict access to our facilities to our office-based employees, limited the number of personnel that can be present at our facilities at any one time, and imposed travel restrictions during the year ended March 31, 2021. In addition, many of our customers and potential customers closed facilities or limited facility hours due to the spread of COVID-19. Such closures have resulted in, and may continue to result in, our inability to demonstrate and install some of our products, as well as lower demand for certain products.  Any interruptions in the installation of ordered products could delay our ability to recognize revenues in a particular quarter. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if installations cannot occur, which would adversely affect our operating margins.

In addition, the trading prices for our common stock and other stocks in our peer group have experienced volatility as a result of COVID-19. As a result, we may face difficulties raising capital through the issuance of our common stock or such issuances may be on unfavorable terms.

We operate on a global basis with offices or operations in North America, Europe, and Asia, and global health crises, such as COVID-19, could result in a widespread economic downturn in the industries in which we and our customers operate. The extent to which the outbreak impacts our business and the businesses of our customers will depend on future developments, which remain highly uncertain and cannot be predicted with confidence, such as the continued geographic spread of the disease, the duration of the outbreak, and actions taken in the United States and elsewhere to contain the outbreak and treat the disease, such as vaccination rates and efficacy, social distancing and quarantines, business closures and business disruptions. Some factors from the COVID-19 pandemic that could delay or otherwise adversely affect our operations and performance include:

●	Disruptions in our supply chain;
●	Limitations on travel that could interrupt our ability to provide installation or maintenance services at customer sites and could impact our ability to effectively market our products;
●	Interruption in global shipping affecting the transport of our products and other supplies;
●	Restrictions on business operations by local, state, or federal governments;
●	Business disruptions or cybersecurity risks associates with a substantial portion of our workforce working from home for extended periods of time;
●	The impact of the valuation of our financial assets due to market volatility;
●	Interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact review, inspection, clearance, and approval timelines.

The COVID-19 pandemic could also have the effect of heightening other risk factors described in this report.

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

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience volatility.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial statements. Certain of our businesses operate in industries that may experience periodic, cyclical downturns. In addition, in certain of our businesses’ demand depends on customers’ capital spending budgets as well as government funding policies, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, the timing of industry conferences, changes in distributor or customer inventory levels, or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

We face competition and if we are unable to compete effectively, we may experience decreased demand and decreased market share resulting in decreased revenues. Even if we compete effectively, we may be required to reduce prices for our products and services resulting in decreased profit margin.

The markets for our current and potential products are competitive. Because of the range of products and services we sell and the variety of markets we serve, we encounter a wide variety of competitors (refer to Item 1. Business for additional details), including several that possess both larger sales forces and greater capital resources. In order to compete effectively, we must maintain longstanding relationships with major customers, continue to grow our business by establishing relationships with new customers, develop new products and services to maintain and expand our brand recognition and leadership position in various product and service categories, and penetrate new markets, including in developing countries and high growth markets. In addition, significant shifts in industry market share can occur in connection with product problems, safety alerts and publications about products, reflecting the competitive significance of product quality, product efficacy and quality systems in our industries. Our failure to compete effectively or pricing pressures resulting from competition may adversely impact our results of operations.

Changing industry trends may affect our results of operations.

Various changes within the industries we serve may limit future demand for our products and may include the following:

●	changes in dialysis reimbursements that our customers may receive;
●	increase in the adoption of home dialysis systems, as discussed further in Changes to dialysis methods may decrease demand for our dialysis products and negatively impact our financial statements.
●	mergers within the dialysis provider industry, concentrating our medical meter and solutions sales with a few, large customers;
●	mergers within other industries we serve, making us more dependent upon fewer, larger customers for our sales;
●	decreased product demand, driven by changes in our customers’ regulatory environments or standard industry practices; and
●	price competition for key products.

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

Our growth depends on the acceptance of our products and services in the marketplace, the penetration achieved by the companies which we sell to, and our ability to introduce new and innovative products that meet the needs of the various markets we serve. We can offer no assurance that we will be able to continue to introduce new and enhanced products, that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that our direct sales team or independent distributors will successfully penetrate our various markets. Our failure to introduce new and enhanced products or gain widespread acceptance of our products and services could adversely affect our financial statements.

If we fail to accurately predict future customer needs and preferences, fail to produce viable technologies, or to protect the intellectual property of such technologies, we may invest heavily in research and development of products and services that do not lead to significant revenues, which could adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer. Competitors may also develop after-market services and parts for our products which attract customers and adversely affect our return on investment for new products.  In addition, we face risks in connection with the retirement of old products and customer migration to new products.

Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, distributors and other channel partners could adversely affect our financial statements.

We sell a significant number of products to distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly, and if they favor competing products for any reason, they may fail to market our products effectively. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements. The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also negatively impact our results of operations in any given period. In addition, the consolidation of distributors could adversely impact our business and financial statements.

Our international operations subject us to a wide range of risks.

Our operations and sales outside of the United States have increased as a result of our strategic acquisitions and the continued expansion of our commercial organization. Risks related to these increased foreign operations include:

●	fluctuations in foreign currency exchange rates, which may affect the costs incurred in international operations and could harm our results of operations and financial condition;
●	interruption in the transportation of materials to us and finished goods to our customers;
●	differences in terms of sale, including longer payment terms than are typical in the United States;
●	local product preferences and product requirements;
●	trade protection measures, embargoes and import or export restrictions and requirements;
●	unexpected changes in laws or regulatory requirements, including changes in tax laws;
●	capital controls and limitations on ownership and on repatriation of earnings and cash;
●	changes in general economic and political conditions in countries where we operate, particularly as a result of ongoing economic instability within foreign jurisdictions;
●	difficulty in staffing and managing widespread operations;
●	differing labor or employment regulations;
●	difficulties in implementing restructuring actions on a timely or comprehensive basis;
●	differing protection of intellectual property; and
●	greater uncertainty, risk, expense and delay in commercializing products in certain foreign jurisdictions, including with respect to product and other regulatory approvals.

International business risks have in the past and may in the future negatively affect our business and financial statements. A deterioration in diplomatic relations between the United States and any country where we conduct business could adversely affect our future operations and lead to a decline in profitability.

Changes in U.S. policy regarding international trade, including import and export regulation and international trade agreements, could also negatively impact our business. Tariffs imposed by the U.S. on a broad range of imports or trade measures imposed by other countries could result in an increase in supply chain costs that we may not be able to offset or that could otherwise adversely impact our results of operations.

Our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the U.S. Global enforcement of anti-corruption laws has increased in recent years, with more enforcement proceedings by U.S. and foreign governmental agencies and the imposition of significant fines and penalties. Our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, or distributors. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities, and negatively affect our reputation.

Uncertainties remain regarding the consequences of the UK ceasing to be a member state of the EU on January 31, 2020 (commonly referred to as “Brexit”), including the application of the terms of the trade and cooperation agreement with the EU, the impact of new or different laws and regulations as the UK determines which EU laws to replace or replicate, and trade and tax impacts as the UK negotiates its own tax and trade treaties with countries around the world. The impacts from Brexit could add time and expense to the conduct of our business, delay regulatory approval of products, adversely impact the manufacturing or movement of products, adversely impact customer demand, and otherwise adversely affect our business and financial statements both inside and outside the UK.

Operational Risks

A significant disruption in, or breach in security of, our information technology systems or data could adversely affect our business, reputation and financial statements.

We rely on information technology systems, some of which are provided or managed by third-parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). In addition, some products or software we sell to customers may connect to our systems for maintenance or other purposes, and we sell software as a service and cloud-based platforms. These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Security breaches of systems provided or enabled by us, regardless of whether the breach is attributable to a vulnerability in our products or services, could result in the misappropriation, destruction or unauthorized disclosure of confidential information or personal data belonging to us or to our employees, partners, customers, patients or suppliers. Our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may also adversely affect product functionality and result in loss of data, risk to patient safety and product recalls or field actions. Any attacks, breaches or other disruptions or damage could interrupt our operations or the operations of our customers and partners, delay production and shipments, result in theft of our and our customers’ intellectual property and trade secrets, damage customer, business partner, and employee relationships, and our reputation or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements.

Further, a significant number of our employees began working remotely in response to the COVID-19 pandemic and related governmental and community responses, which exposes us to greater cybersecurity risks. Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory consequences, business consequences and litigation.

Violation of data privacy laws could adversely affect our business, reputation and financial statements.

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a multinational organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. The EU General Data Protection Regulation imposes significantly stricter requirements in how we collect and process personal data, including, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. Government enforcement actions can be costly and interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with the varying data privacy regulations around the world may require significant expenditures and may require changes in our products or business models that increase competition or reduce revenues.

We face numerous manufacturing and supply chain risks. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our results of operations could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations, including those caused by seasonality or cyclicality. Suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and quality and on a timely enough basis to meet increasing demand, we may not be able to satisfy market demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities.

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

Changes to dialysis methods may decrease demand for our dialysis products and negatively impact our financial statements.

In July 2019, an executive order was signed by the President of the United States that is intended to change the way that kidney care is delivered to patients and reimbursed through government-sponsored medical programs. The executive order’s objectives included encouraging dialysis patients to receive treatments through in-home care rather than at a dialysis clinic and also reducing the number of people developing kidney failure. The extent of the impact of the executive order, as well as the timing of the impact on procedures and the market in general is currently unknown. Currently, our Dialyguard product line accounts for approximately one-third of the revenues and gross margin associated with our Instruments division. The majority of the revenues in our Dialyguard business are associated with products that are used in dialysis clinics, while a smaller portion of our sales relate to in home care. Another recent development is dialysis machines that feature built-in dialysis calibration functionalities. Demand for our dialysis products may be adversely affected by these or other developments in the dialysis industry.

We may be unable to efficiently manage our growth as a larger and more geographically diverse organization.

Our strategic acquisitions and the continued organic expansion of our commercial sales operations have increased the scope and complexity of our business. As a result, we will face challenges inherent in efficiently managing a more complex business with an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs. Our inability to manage successfully a substantially larger and geographically more diverse (including from a cultural perspective) organization could materially adversely affect our operating results and, as a result, the market price of our common stock.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to catastrophe or other events, our operations could be seriously harmed.

Our facilities, supply chains, distribution systems and information technology systems are subject to catastrophic loss due to fire, flood, earthquake, hurricane, pandemics and epidemics and other public health crises, war, terrorism or other natural or man-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. Our insurance coverage with respect to natural disaster is limited and is subject to deductible and coverage limits and may be unavailable or insufficient to protect us against such losses.

Our financial results are subject to fluctuations in the cost and availability of components and commodities that we use in our operations.

As discussed in “Item 1. Business—Materials,” our manufacturing and other operations employ a wide variety of components, and raw materials and other commodities, including metallic-based components, electronic components, chemicals, and plastics and other petroleum-based products. Prices for and availability of these components, and raw materials and other commodities have fluctuated significantly in the past. Any sustained interruption in the supply of these items could adversely affect our business. In addition, due to the highly competitive nature of the industries that we serve, the cost-containment efforts of our customers and the terms of certain contracts we are party to, if components and commodity prices rise, we may be unable to pass along cost increases through higher prices. If we are unable to fully recover higher costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline, and our financial statements could be adversely affected.

Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto could have an adverse effect on our business.

Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial statements. For example, trade tensions between the United States and China remain high, and each country has continued to impose significant tariffs on a wide range of goods imported from the other country. China accounted for approximately 5% of our sales during the year ended March 31, 2021. These factors have adversely affected, and in the future could further adversely affect, our business and financial statements.

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

Defects or quality issues associated with our products could adversely affect the results of our operations.

Manufacturing or design defects or “bugs” in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, standard use of, “off label” use of, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third-parties or that we provide to third parties who sell on our behalf) can lead to property damage, loss of profits or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services.  Any of the above can result in the discontinuation of marketing of such products in one or more countries and give rise to claims for damages from persons who believe they have been injured as a result of product issues, including claims by individuals or groups seeking to represent a class.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial statements could suffer.

The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability and lost revenues, loss of market share as well as negative publicity and damage to our reputation that could reduce demand for our products.

We need to attract and retain key employees to be competitive.

Our ability to compete effectively depends upon our ability to attract and retain executives and other key employees. Competition for experienced employees, particularly for persons with specialized skills, can be intense. Our ability to recruit such talent will depend on a number of factors, including compensation and benefits, work location and work environment. If we cannot effectively recruit and retain qualified executives and employees, our business could be adversely affected.

Acquisitions and Divestitures Risks

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

Our ability to grow revenues, earnings and cash flows at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and complete for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets and the need to satisfy applicable closing conditions. In addition, competition for acquisitions may result in higher purchase prices. Changes in accounting or regulatory requirements, or instability in the credit markets, or global crisis that prevents travelling or other activities necessary for acquisitions could also adversely impact our ability to consummate acquisitions.

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

●

in connection with acquisitions, we often enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results; and

●

as a result of our acquisitions, we have recorded significant goodwill and intangible assets on our balance sheets. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our financial statements.

If intangible assets and goodwill that we recorded in connection with our acquisitions become impaired, we may have to take significant charges against earnings.

In connection with the accounting for our completed acquisitions, we recorded a significant amount of intangible assets, including developed technology and customer relationships relating to the acquired product lines, and goodwill. Under accounting principles generally accepted in the United States (“GAAP”), we must assess, at least annually and potentially more frequently, whether the value of intangible assets and goodwill has been impaired. Intangible assets and goodwill will be assessed for impairment in the event of an impairment indicator. Any reduction or impairment of the value of intangible assets and goodwill will result in a charge against earnings, which could materially adversely affect our results of operations and shareholders’ equity in future periods.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us and as a result we may face unexpected liabilities, or we may have acquisition agreements with no indemnification protection at all.

Certain of the acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the company before we acquired it. In most of these agreements, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification responsibilities. We cannot guarantee that these indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities that could adversely impact our financial statements. In addition, we may enter into acquisition agreements that have no indemnification protection at all.

Future strategic transactions or acquisitions may require us to seek additional financing, which we may not be able to secure on favorable terms, if at all.

We actively evaluate various strategic transactions on an ongoing basis, and in order to complete such transactions, we may need to seek additional financing. Should we need to do so, we may not be able to secure such financing, or obtain such financing on favorable terms. In addition, future acquisitions may require the issuance or sale of additional equity or debt securities, which may result in additional dilution to our stockholders.

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

Legal, Regulatory, Compliance, and Reputational Risks

We are subject to lawsuits and regulatory proceedings.

We have been a defendant in a number of lawsuits, and in the future are subject to the possibility of a variety of litigation and regulatory proceedings, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, product liability, marketing matters, insurance coverage, competition and sales and trading practices, environmental matters, product retirement, personal injury, and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Any of these lawsuits may include claims for compensatory damages, punitive and consequential damages or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any given period. We cannot make assurances that our liabilities in connection with litigation and other legal regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. Please see Note 15. “Commitments and Contingencies” of Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.

Our reputation, ability to do business and prepare financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

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

If we do not or cannot adequately protect our intellectual property, if third parties infringe our intellectual property rights, or if we or our customers are alleged to infringe upon others’ intellectual property rights, we may suffer competitive injury or expend significant resources enforcing or defending our rights.

We own patents, trademarks, copyrights, trade secrets and other intellectual property and licenses to intellectual property owned by others, which in the aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications owned by or licensed to us. In addition, the steps that we and our licensors have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. In addition, we or our customers may be alleged to infringe upon the intellectual property of third parties. Our failure to obtain or maintain intellectual property rights that convey competitive advantage, adequately protect our intellectual property, detect or prevent circumvention or unauthorized use of such property, and the cost of enforcing our intellectual property rights or defending against any allegation of infringement, could adversely impact our competitive position and results of operations.

We are subject to extensive regulation.

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

Certain of our products are medical devices and other products are subject to regulation by the U.S. FDA, by other federal and state governmental agencies, by comparable agencies of other countries and regions. We cannot guarantee that we will be able to obtain regulatory clearance (such as 510(k) clearance) or approvals for our new products or modifications to (or additional indications or uses of) existing products within our anticipated timeframe or at all, and if we do obtain such clearance or approval, it may be time-consuming, costly and subject to restrictions. Our ability to obtain such regulatory clearances or approvals will depend on many factors and the process for obtaining such clearances or approvals could change over time and may require the withdrawal of products from the market until such clearances are obtained.  The global regulatory environment has become increasingly stringent and unpredictable. Several countries that did not have regulatory requirements for medical devices have established such requirements in recent years, and other countries have expanded, or plan to expand, their existing regulations. For example, the EU Medical Device Regulation (the “EU MDR”) imposes strict requirements for the marketing and sale of medical devices, including in the area of clinical evaluation requirements, quality systems and post-market surveillance. Failure to meet the requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Ensuring that our internal operations and business arrangements with third parties comply with applicable laws and regulations involves substantial costs. It is also possible that government authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law. Noncompliance with applicable laws and regulations can result in, among other things, fines, expenses, injunctions, civil penalties, recalls or seizures of products, total or partial suspension of production, failure to receive 510(k) clearance of devices, withdrawal of marketing approvals, reputation damage, business disruption, in loss of customers and disbarment from selling to certain federal agencies, criminal prosecutions and other adverse effects. Further, defending against any such actions can be costly and time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions brought against us, our business may be impaired.

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

Manufacturing or design defects in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, or inadequate disclosure of risks relating to the use of products and services that we make or sell (including items that we source from third parties) can lead to personal injury, property damage or other liability. These events could lead to recalls or safety alerts, result in the removal of a product or service from the market and result in product liability or similar claims being brought against us. Recalls, removals and product liability and similar claims (regardless of their validity or ultimate outcome) can result in significant costs, as well as negative publicity and damage to our reputation that could reduce demand for our products and services. Our product liability insurance may not adequately cover our costs arising from defects in our products or otherwise.

We are subject to laws and regulations governing government contracts.

We are subject to laws and regulations governing government contracts, and failure to address these laws and regulations or comply with government contracts could harm our business by leading to a reduction in revenues associated with these customers. We have agreements relating to the sale of our products to government entities and, as a result, we are subject to various statutes and regulations that apply to companies doing business with the government. We are also subject to investigation for compliance with the regulations governing government contracts. A failure to comply with these regulations could result in suspension of these contracts, criminal, civil and administrative penalties or debarment.

Financial and Tax Risks

We may be required to recognize additional impairment charges for our goodwill and other intangible assets.

As of March 31, 2021, the net carrying value of our goodwill and other intangible assets totaled $272.6 million. In accordance with generally accepted accounting principles, we periodically assess our assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may impair our goodwill and other intangible assets. Any charges relating to such impairments would adversely affect our financial statements in the periods recognized.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations and the trading price of our stock could be negatively affected.

Effective internal controls are necessary to provide reliable financial reports and to assist in the effective prevention of fraud. Any inability to provide reliable financial reports or prevent fraud could harm our business. We regularly review and update our internal controls, disclosure controls and procedures, and corporate governance policies. In addition, we are required under the Sarbanes-Oxley Act of 2002 to report annually on our internal control over financial reporting. Any system of internal controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. If we, or our independent registered public accounting firm, determine that our internal control over financial reporting is not effective, discover areas that need improvement in the future or discover a material weakness, these shortcomings could have an adverse effect on our business and financial results, and the price of our common stock could be negatively affected. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Accordingly, a material weakness increases the risk that the financial information we report contains material errors.

If we cannot conclude that we have effective internal control over our financial reporting, or if our independent registered public accounting firm is unable to provide an unqualified opinion regarding the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could lead to a decline in our stock price. Failure to comply with reporting requirements could also subject us to sanctions and/or investigations by the SEC, The Nasdaq Stock Market or other regulatory authorities. We have previously implemented several significant ERP modules and expect to implement a new Human Resources Information System in the future. The implementation of these systems represent a change in our internal control over financial reporting. Although we continue to monitor and assess our internal controls environment as changes are made and new modules are implemented, and we have taken additional steps to modify and enhance the design and effectiveness of our internal control over financial reporting, there is a risk that deficiencies may occur that could aggregate to a material weakness.

If we fail to remedy any deficiencies or maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

Our ability to use net operating losses and tax credit carryforwards and certain built-in losses to reduce future tax payments is limited by provisions of the Internal Revenue Code, and it is possible that certain transactions or a combination of certain transactions may result in material additional limitations on our ability to use our net operating loss and tax credit carryforwards.

Section 382 and 383 of the Internal Revenue Code of 1986, as amended, contain rules that limit the ability of a company that undergoes an ownership change, which is generally any change in ownership of more than 50% of its stock over a three-year period, to utilize its net operating loss and tax credit carryforwards and certain built-in losses recognized in years after the ownership change. These rules generally operate by focusing on ownership changes involving stockholders owning directly or indirectly 5% or more of the stock of a company and any change in ownership arising from a new issuance of stock by the company. Generally, if an ownership change occurs, the yearly taxable income limitation on the use of net operating loss and tax credit carryforwards and certain built-in losses is equal to the product of the applicable long-term, tax-exempt rate and the value of the company’s stock immediately before the ownership change. We may be unable to offset our taxable income with losses, or our tax liability with credits, before such losses and credits expire and therefore would incur larger federal income tax liability. While our most recent Section 382 analysis did not show any current exposure, future transactions or combinations of future transactions may result in a change in control under Section 382. Federal net operating losses generated after December 31, 2017 are not subject to expiration and generally may not be carried back to prior taxable years except that, under the Coronavirus Aid, Relief, and Economic Security Act, net operating losses generated in 2018, 2019 and 2020 may be carried back five taxable years. Additionally, for taxable years beginning after March 31, 2021, the deductibility of such deferral net operating losses is limited to 80% of our taxable income in any future taxable year.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise capital to repay our 1.375% convertible senior notes due August 15, 2025 (the “Notes”) at maturity or repurchase the notes in the event of a fundamental change, or if we borrow under our credit facility, or if we incur more debt.

We incurred significant indebtedness in the amount of $172,500 in the form of the Notes which mature on August 15, 2025, unless earlier converted.  We also have a revolving credit facility and could borrow under that at any time and could incur more debt.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of March 31, 2021, we owned two facilities and both are material to our business: one in Lakewood, Colorado and the other in Bozeman, Montana.  Both facilities are used for manufacturing, engineering, research and development, marketing, and administration. Three of our four segments use the properties: Sterilization and Disinfectant Control, Instruments, and Continuous Monitoring. We had eight leased facilities which are individually immaterial.

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

As of March 31, 2021, there were 71 holders of record of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, whose holders of record are banks, brokers and other financial institutions.

During the year ended March 31, 2021, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We made no repurchases of our common stock, during the years ended March 31, 2021, March 31, 2020, or March 31, 2019. As of March 31, 2021, 137,514 shares remained available to repurchase pursuant to the repurchase plan.

Set forth below is a line graph comparing, for the period March 31, 2016 through March 31, 2021, the cumulative total shareholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index (b) the S&P Small Cap 600, and (c) a self-selected peer group, comprised of the following companies: Danaher Corp., Inc., Steris Corp., Utah Medical Products, Inc., Fortive Corporation, Mettler Toledo International, Inc., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors Inc., Onto Innovation, Inc., and Repligen Corporation. The graph shows the value on March 31 of each year, assuming an original investment of $100 in each and reinvestment of cash dividends.

Item 6. Reserved

Removing and reserving Item 6. Selected Financial Data of Part II.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, unless specified)

Overview

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in North America, Europe, Asia, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of March 31, 2021, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring, each of which are described further in Results of Operations below.  Non-reportable operating segments (including our Cold Chain Packaging Division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

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

Organic Revenues Growth

Organic revenues growth is primarily driven by the expansion of our customer base, increases in sales volumes, and price increases. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. We typically evaluate costs and pricing annually. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins.

Inorganic Revenues Growth - Acquisitions

Over the past decade, we have consummated a number of transactions accounted for as business combinations as part of our growth strategy. The acquisitions of these businesses, which are in addition to organic revenues growth, have allowed us to expand our product offerings, globalize our company, and increase the scale at which we operate, which in turn affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose to Protect the Vulnerable®.

Improving Our Operating Efficiency

We maximize value in both our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up The Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche businesses. The Mesa Way is focused on: Measuring what matters using our customers' perspective and setting high standards for performance; Empowering teams to improve operationally and exceed customer expectations; Steadily improving using lean-based tools designed to help us identify the root cause of opportunities and prioritize the biggest opportunities; and Always learn so that performance continuously improves.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team approach. It is our exceptionally talented workforce that works together and uses our lean-based tool set to find ways to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our shareholders.

COVID-19 and Business Update

During March 2020, the impact from the spreading of COVID-19 was declared a global pandemic by the World Health Organization and a national public health emergency in the United States. The consequences of the outbreak and impact to the economy have continued to evolve throughout the year ended March 31, 2021, and we are unable to ascertain the full extent of the impact on our business as of the date of this filing. Throughout the year ended March 31, 2021, the pandemic has continued to present substantial public health and economic challenges around the world and is affecting our employees, business operations, and operating segments in various ways.

As COVID-19 continued to spread and significantly affect markets around the world throughout and subsequent to our fiscal year, we have continued to enforce company policies that are focused on ensuring the safety of our employees while also delivering our goods to customers across the world. Due to the critical nature of our products and services, we are generally exempt from governmental orders in the U.S. and other countries requiring businesses to suspend operations. Nevertheless, the pandemic brought a material disruption to our operations. To protect employees and comply with regulations and recommendations to limit gatherings and increase social distancing, we require office-based employees to work remotely in most cases, and we implemented enhanced safety protocols at our manufacturing facilities, including performing health checks at the start of shifts, utilizing contact tracing technology to support case investigation when needed, requiring the use of facial coverings, and maximizing the amount of space between workspaces. We have taken aggressive steps to limit the exposure and enhance the safety of our facilities for employees working so that we can continue to supply products and services to our customers, although there is no guarantee our measures will continue to be successful. Additionally, we continue to evaluate and monitor the condition of our supply chain and work with our suppliers to develop contingency plans for potential supply interruptions.

Our business has encountered challenges resulting from COVID-19, as the global downturn resulted in a slow-down in demand for many of the products and services we offer. The impact on our businesses is outlined below:

●

Sterilization and Disinfection Control: This division's revenues were inconsistent during the year ended March 31, 2021, which we believe was attributable to customers' reactions to COVID-19. The division benefited in the three months ended June 30, 2020 from fulfilling temporary advanced buying orders placed by certain customers during the three months ended March 31, 2020; however, overall orders slowed significantly during the latter part of the three months ended June 30, 2020 and continued to slow throughout the three months ended September 30, 2020 as advanced ordering began to reverse, and customers used stock that they had purchased previously. During the last half of the year ended March 31, 2021, revenues increased as many customers had depleted their stock and resumed ordering at more normal levels. We believe the consumable, critical, and disposable nature of Sterilization and Disinfection Control products renders them less sensitive to general economic conditions, and demand for Sterilization and Disinfection Control products has remained relatively strong. Prior to the COVID-19 pandemic, the worldwide market for sterilization and disinfection control products had been growing as countries increased focus on verifying the effectiveness of sterilization and disinfection processes and we believe that the market expansion will resume beginning in the first half of our year ending March 31, 2022.

●

Instruments: Demand for hardware and certain services sold by our Instruments division declined during the year ended March 31, 2021 compared to the year ended March 31, 2020, which we believe was mainly a result of COVID-19 causing customers to limit discretionary purchases such as products sold by our Instruments division. However, beginning late in September, 2020 and continuing through the rest of our year ended March 31, 2021, we began to see demand for these products increase somewhat, and revenues increased as we fulfilled orders. Although demand for hardware sold by our Instruments division appears to be beginning to improve as customers resume making discretionary capital purchases, we continue to expect that it will be several quarters before demand and revenues recover.

●

Biopharmaceutical Development: Demand for hardware, consumables, and services sold by our Biopharmaceutical Development division declined during the three months ended June 30, 2020, which we believe was mainly a result of COVID-19 and related restrictions. Subsequently, as several of the restrictions limiting vendors from being on-site at customer facilities were eased during mid-2020, demand for Biopharmaceutical Development products and services increased significantly compared to the three months ended June 30, 2020, though the global pandemic continues to inhibit our ability to use proven strategies to market and sell these products. During the fiscal year, customers, including laboratories, reduced capacity or closed completely, resulting in decreased demand for our products. In the future, when travel and gathering restrictions are lifted and we are permitted on-site at more customer facilities, and when laboratories globally are open for normal operations, we expect an opportunity for greater organic revenues growth in the Biopharmaceutical Development division.

●

Continuous Monitoring: Demand for hardware and software sold by our Continuous Monitoring division declined during the three months ended June 30, 2020, which we believe was mainly a result of COVID-19 and related restrictions. As restrictions limiting vendors from being on-site at customer facilities were eased during the three months ended September 30, 2020, demand for Continuous Monitoring products and services increased somewhat compared to the three months ended June 30, 2020, partially as a result of fulfilling backlog we were restricted from completing during the three months ended June 30, 2020. Orders increased steadily as the year progressed, and during the three months ended March 31, 2021, we were able to go on-site to many customer locations, continuing to fulfill our backlog which resulted in significant revenues increases compared to the first three quarters of our year ended March 31, 2021. Increases in COVID-19 cases throughout the U.S. and Canada could lead to customers tightening facility access once again, which may decrease demand for our products. As travel and gathering restrictions are lifted more broadly and we are able to go on-site at more customer facilities, we expect to continue to grow revenues organically in the Continuous Monitoring division.

Our revenues are generated from product sales, including hardware and perpetual license software and consumable products, as well as services, including product installations, discrete and ongoing maintenance services, and software subscriptions. Revenues increase as a result of organic or inorganic revenues growth. Inorganic revenues growth is driven by acquisitions. Sales of our hardware products have historically been more sensitive to general economic conditions than sales of our consumables. The COVID-19 induced economic downturn appears to have had a similar impact, as businesses postponed certain capital spending in response to economic uncertainty, declines in income and asset values, tighter credit, higher unemployment, and negative financial news. Even as the broad healthcare industry has begun to return to more normal operations resulting in increased sales levels in some of our divisions, outbreaks and increasing numbers of COVID-19 cases in many areas, especially the U.S. and Europe, have and may continue to result in the reinstatement of strict regulations, which we expect would result in lower sales levels. However, as vaccine distribution progresses, we expect any reinstatement of strict regulations will be less frequent and shorter in duration, which will result in less disruption to our business during the year ending March 31, 2022.

Gross profit is affected by our product mix, manufacturing efficiencies, foreign currency fluctuations, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross profit.

Particularly in the Biopharmaceutical Development division, we are working on several research and development projects that, if completed, may result in enhanced or new products for both existing customers and new markets.  We are hopeful that we will have enhanced or new products and services available for sale in the coming fiscal year.

As discussed in Note 11. "Stock Transactions and Stock-Based Compensation" within Item 8. Financial Statements and Supplementary Data, we completed an equity offering of our common stock, which provided $145,935, net of issuance costs during the year ended March 31, 2021. During the year ended March 31, 2021, we also closed on a credit facility providing the ability to borrow up to $75,000 with a post-closing feature allowing for an incremental $75,000, subject to the satisfaction of certain conditions and lender participation, as discussed in Note 10. "Indebtedness" within Item 8. Financial Statements and Supplementary Data. We intend to use the funds to further our acquisition strategy and for general corporate purposes.

Revenues for our reportable segments increased 16%, organic revenues growth was 1%, and gross profit as a percentage of revenues increased 9 percentage points for the year ended March 31, 2021. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2021	Year Ended March 31, 2020	Year Ended March 31, 2021	Year Ended March 31, 2020
Sterilization and Disinfection Control	$53,119	$49,660	7%	7%	75%	72%
Instruments	32,465	37,984	(15%)	(1%)	62%	64%
Biopharmaceutical Development	33,892	13,851	19%	N/A	62%	3%
Continuous Monitoring	14,461	13,729	5%	(7%)	41%	33%
Mesa Labs' reportable segments	$133,937	$115,224	1%	2%	65%	56%
Corporate and Other	-	2,463	-%	(56%)	-%	17%
Total Company	$133,937	$117,687			65%	56%

Results of Operations

Our results of operations and year-over-year changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8. Financial Statements and Supplementary Data (in thousands, except percent data).

Refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended March 31, 2020, filed on June 1, 2020, for a comparison of results of operations for the years ended March 31, 2020 and March 31, 2019.

Our condensed consolidated results of operations are as follows:

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$133,937	$117,687	$103,135	14%	14%
Gross profit	87,014	65,362	60,916	33%	7%
Operating expenses	74,656	57,439	51,135	30%	12%
Operating income	12,358	7,923	9,781	56%	(19%)
Net income	$3,274	$1,778	$7,484	84%	(76%)

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

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$53,119	$49,660	$46,297	7%	7%
Gross profit	39,870	35,797	31,861	11%	12%
Gross profit as a % of revenues	75%	72%	69%	3%	3%

Sterilization and Disinfection Control revenues increased 7% as a result of organic revenues growth, which was achieved through the strengthening of the euro against the U.S. dollar, volume increases with existing customers, and modest price increases.

Sterilization and Disinfection Control gross profit percentage increased three percentage points during the year ended March 31, 2021 primarily due to efficiencies gained both operationally and from higher sales volumes, as well as favorable product mix.

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

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$32,465	$37,984	$36,125	(15%)	5%
Gross profit	20,158	24,247	22,866	(17%)	6%
Gross profit as a % of revenues	62%	64%	63%	(2%)	1%

Instruments revenues decreased 15% for the year ended March 31, 2021, as customers across all served markets continued to limit spending that is more discretionary in nature in response to economic uncertainty. Late in the year ended March 31, 2021, demand for instruments products began to increase. We believe demand in this division is beginning a slow return to more normal levels. During the year ended March 31, 2021, we experienced modest affects to revenues as a result of the executive order encouraging dialysis patients to receive treatments through in-home care rather than at a dialysis clinic or newer model dialysis machines that contain calibration function, but we continue to monitor the situation and anticipate some organic revenues declines in our Dialyguard product line over the long term.

During the year ended March 31, 2021, Instruments gross profit percentage decreased two percentage points as a result of $309 of business consolidation costs incurred in conjunction with the closure of our Butler, New Jersey facility, lower revenues on a partially fixed cost base, and to a lesser extent, unfavorable product mix.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic drugs.

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$33,892	$13,851	$-	145%	N/A
Gross profit	21,035	382	-	5407%	N/A
Gross profit as a % of revenues	62%	3%	-%	59%	N/A

The results of the Biopharmaceutical Development division were consolidated into our results beginning on November 1, 2019, the first day following our acquisition of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition"). Although we did experience positive organic growth during the year ended March 31, 2021, Biopharmaceutical Development's revenues were negatively impacted by economic uncertainty and social restrictions related to the COVID-19 pandemic. During the year, we increased efforts to pursue digital marketing avenues to continue to create leads and demonstrate our products to potential customers as we could not visit them in person. As the year progressed and restrictions were partially lifted, revenues began to increase as a result of the loosening restrictions and our digital marketing efforts. Revenues for the nine months ended March 31, 2021 improved significantly compared to the three months ended June 30, 2020.

Biopharmaceutical Development's gross profit percentage was 62% for the year ended March 31, 2021. The U.S. dollar ("USD") weakened significantly against the Swedish Krona at times during the year ended March 31, 2021, which reduced our gross profit because substantially all of this division's sales are invoiced in either euros or USD; however, the majority of the costs in this division are recorded in Swedish Krona and translated to USD for reporting purposes. As a result, our reported costs in USD have increased substantially, while revenues have not benefited significantly from the change in currency valuation. Gross profit for the year ended March 31, 2020 included $8,502 of amortization of the inventory step-up recorded in purchase accounting related to the GPT acquisition. Excluding the step-up amortization, gross margin for the period ended March 31, 2020 would have been $8,884, and gross profit percentage would have been 64%.

Continuous Monitoring

Our Continuous Monitoring Division designs, develops, and markets systems used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturing facilities, blood banks, pharmacies, and laboratory environments. Continuous monitoring products and systems have a longer life, and their purchase by our customers is discretionary, so sales are sensitive to general economic conditions. Continuous monitoring products may be sold in conjunction with a perpetual or subscription-based software license, which may be required for the related hardware to function. Service demand is driven by our customers’ quality control and regulatory environments, which require periodic repair and recalibration or certification of our continuous monitoring systems.

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$14,461	$13,729	$13,806	5%	(1%)
Gross profit	5,954	4,518	5,582	32%	(19%)
Gross profit as a % of revenues	41%	33%	40%	8%	(7%)

Continuous Monitoring revenues increased 5% during the year ended March 31, 2021 as a result of organic revenues growth primarily during the fourth quarter of our year. Revenues increased 57% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020, as COVID-19 related impacts resulted in low revenues during the three months ended March 31, 2020, but during the three months ended March 31, 2021, COVID-19 related restrictions eased across many areas of the United States and Canada, allowing our technicians to go on-site to perform work that was previously backlogged. Additionally, revenues increased during the year ended March 31, 2021 as a result of price increases.  Overall, we continue to see strong demand, including market expansion as hospitals increase monitoring systems in response to the COVID-19 vaccine roll out.

Continuous Monitoring gross profit percentage increased eight percentage points for the year ended March 31, 2021, primarily due to the reorganization of the business unit during the three months ended June 30, 2020, which has resulted in steady improvements to operating efficiency, as well as modifications made to our product offerings and pricing models that were intended to provide more predictable gross profit percentages.

Corporate and Other

Corporate and Other primarily consists of results from our Cold Chain Packaging division, which was dissolved during the year ended March 31, 2020 and is no longer considered a reportable segment, as well as unallocated corporate expenses.

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Revenues	$-	$2,463	$6,907	(100%)	(64%)
Gross profit (loss)	(3)	418	607	(101%)	(31%)
Gross profit as a % of revenues	N/A	17%	9%	N/A	8%

Operating Expenses

Operating expenses for the year ended March 31, 2021 increased 30% in total compared to the year ended March 31, 2020. Operating expenses increased 12% in total during the year ended March 31, 2020 compared to the year ended March 31, 2019.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Selling expense	$18,480	$12,910	8,260	43%	56%
As a percentage of revenues	14%	11%	8%	3%	3%

Selling expense increased 43% for the year ended March 31, 2021 primarily as a result of selling costs incurred by GPT, which we acquired and began consolidating into our results as of November 1, 2019 and as a result of unfavorable foreign exchange rates for selling expenses incurred in Swedish Krona. Excluding the impact of GPT, selling expenses would have decreased slightly as a result of lower travel related costs, as we implemented strict travel restrictions for our employees beginning in March 2020, and lower professional services expenses. As a percentage of revenues, selling expense was 14% for the year ended March 31, 2021 compared to 11% for the year ended March 31, 2020.  Costs associated with GPT's sales force are expected to continue to result in higher selling expense as a percentage of revenues than we incurred historically; however, increases are expected to begin to normalize once the Biopharmaceutical Development division returns to normal sales levels. Our strategy for the year ending March 31, 2022 will result in continued investments in sales and marketing resources in order to further increase organic revenues growth. As a result, we expect total selling expense to approximate 14%-16% of revenues.

General and Administrative

Labor costs, non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
General and administrative expense	$45,697	$37,826	31,295	21%	21%
As a percentage of revenues	34%	32%	30%	2%	2%

General and administrative expenses increased $7,871 during the year ended March 31, 2021, primarily as a result of the timing of the GPT acquisition part-way through the year ended March 31, 2020. Additionally, general and administrative costs increased as a result of higher amortization expense associated with intangible assets acquired from the GPT acquisition, higher non-cash stock-based compensation expense, and higher professional services fees related to the implementation of our enterprise resource planning tool for GPT, partially offset by lower bonus expense as certain executives of the Company converted portions of cash incentives to non-cash stock-based compensation for the year ending March 31, 2021.

Research and Development

Research and development expense is predominantly comprised of labor costs and third-party consultants.

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Research and development expense	$10,388	$6,355	3,506	63%	81%
As a percentage of revenues	8%	5%	3%	3%	2%

Research and development expenses for the year ended March 31, 2021 increased 63% primarily as a result of expenses attributable to the GPT, which we acquired and began consolidating into our results as of November 1, 2019, and to a lesser extent, unfavorable exchange rates on research and development expenses incurred in Swedish Krona.

Impairment Loss on Goodwill and Long-Lived Assets

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Impairment of goodwill and long-lived assets expense	-	298	4,774	(100%)	(94%)
As a percentage of revenues	-%	-%	5%	0%	(5%)

During the year ended March 31, 2020, we exited the Packaging business and as a result, we impaired the full balance of goodwill and intangible assets associated with the division. Impairment loss on goodwill and long-lived assets of $4,774 recorded during the year ended March 31, 2019 was also primarily associated with our Packaging division.

Nonoperating Expense

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Nonoperating expense	$10,055	4,061	1,158	148%	251%

Nonoperating expense for the year ended March 31, 2021 is composed primarily of interest expense and amortization of the debt discount associated with our 1.375% convertible senior notes issued in August 2019 (the "Notes"), interest income earned on cash and cash equivalents, and gains and losses on foreign currency transactions.

During the year ended March 31, 2021, we incurred significant realized and unrealized foreign currency losses as a result of the USD weakening significantly, particularly against the Swedish Krona.

Interest expense and amortization of debt discount was higher for the year ended March 31, 2021 compared to the year ended March 31, 2020 because the Notes were outstanding for only part of the year ended March 31, 2020. Interest expense was partially offset by interest income earned on our money market account. Higher interest was earned on the money market during the year ended March 31, 2020 compared to the year ended March 31, 2021 as interest rates were higher in the prior year.

As discussed in Note 1. "Description of Business and Summary of Significant Accounting Policies" within Item 8. Financial Statements and Supplementary Data, subsequent to the adoption of Accounting Standards Update 2020-06, there will be a reduction in non-cash interest expense related to the 1.375% convertible senior notes due August 15, 2025.

Income Taxes

	Year Ended March 31,			Percentage Change
	2021	2020	2019	2021 vs. 2020	2020 vs. 2019
Income tax (benefit) expense	$(971)	$2,084	1,139	(147%)	83%
Effective tax rate	(42%)	54%	13%	(96%)	41%

Our income tax rate varies based upon many factors but in general, we anticipate that on a go-forward basis, our effective tax rate will be approximately 26%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; (please see Note 14. “Income Taxes” within Item 8. Financial Statements and Supplementary Data). Our effective tax rate decreased during the year ended March 31, 2021 because of tax benefits associated with share-based payment awards to employees, a decrease in our uncertain tax position, and the benefit of the foreign-derived intangible income deduction. The decrease was partially offset by limitations on the deductibility of executive compensation under section 162(m) and higher effective tax rates in certain foreign jurisdictions that we operate in. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program.

Net Income

Net income for the year ended March 31, 2021 varied with the changes in revenues, gross profit, and operating expenses (which includes $14,513, $9,268, and $5,397 of non-cash amortization of intangible assets acquired in a business combination, stock-based compensation expense, and interest expense and discount amortization on the Notes, respectively).

Non-GAAP reconciliation

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

The following table sets forth our reconciliation of adjusted operating income, a non-GAAP measure:

	Year Ended March 31,
	2021	2020	2019
Operating income	$12,358	$7,923	$9,781
Amortization of intangible assets acquired in a business combination	14,513	10,637	7,090
Stock-based compensation	9,268	5,525	4,212
Impairment loss on goodwill and long-lived assets	-	276	4,774
Adjusted Operating Income	$36,139	$24,361	$25,857

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. Although the COVID-19 pandemic has negatively impacted our financial results, we continue to believe that we have the liquidity required to continue operations during this volatile period. During the year ended March 31, 2021, we took steps to reduce cash outlays and expenses, including limiting travel, reducing hiring new employees, and converting a portion of our executives' remuneration from cash to non-cash stock-based compensation incentives.

Even given current macroeconomic conditions, we believe that cash and cash equivalents on hand and cash generated from operations, as well as $75,000 of unused capacity under our Credit Facility will be sufficient to meet our short-term and long-term needs or could provide funds for one or more acquisitions. Additionally, we believe that we have access to equity and credit markets if necessary. However, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. We routinely evaluate opportunities for strategic acquisitions, and future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations.

Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $271,166 and $96,784 on March 31, 2021 and 2020, respectively. We also had $263,865 and $81,380 of cash and cash equivalents as of March 31, 2021 and 2020, respectively.  We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

On June 9, 2020, we completed the sale and issuance of 600,000 shares of our common stock, and on June 16, 2020, our underwriters exercised in full their option to purchase an additional 90,000 shares of our common stock. The offering price to the public was $225.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses totaled $145,935.

On March 5, 2021, we entered into a four-year senior secured credit agreement that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations.

As of March 31, 2021, we have $172,500 aggregate principal of senior convertible notes ("the Notes") outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year. The Notes can be converted prior to maturity if certain conditions are met; while such conditions were met briefly during the year ended March 31, 2021, no noteholders requested to convert. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion conditions are met, and conversion notices are received from holders of the Notes. We were in compliance with all debt agreements on March 31, 2021 and for all prior years presented and have met all debt payment obligations. Refer to Note 10. "Indebtedness" within Item 8. Financial Statements and Supplementary Data for more details on these transactions.  We used a significant portion of the money raised from the Notes to fund the GPT Acquisition, and we intend to use the remaining funds in the future to continue our acquisition strategy and for general corporate purposes.

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share each quarter of the years ended March 31, 2021, 2020, and 2019. In April 2021, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2021, to shareholders of record at the close of business on May 31, 2021.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt or otherwise improve our balance sheet. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions, or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position and other considerations.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows:

	Year Ended March 31,
	2021	2020	2019
Net cash provided by operating activities	$37,073	$26,988	$30,554
Net cash (used in) investing activities	(1,992)	(185,585)	(3,880)
Net cash provided by (used in) financing activities	146,228	231,277	(21,672)

Cash flows from operating activities for the year ended March 31, 2021 provided $37,073, primarily attributable to cash provided by GPT's operations and favorable changes in our working capital accounts. Cash used in investing activities during the year ended March 31, 2021 was attributable to purchases of property, plant, and equipment and for the year ended March 31, 2020 was primarily attributable to cash payments for our acquisitions of GPT and IBP. Cash provided by financing activities during the year ended March 31, 2021 included $145,935 raised through our equity offering completed in June 2020. Cash provided by financing activities during the year ended March 31, 2020 included $84,995 and $172,500 from an equity raise and a convertible debt offering, respectively.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments, and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We believe that the following are the more critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations. Management has discussed the development, selection, and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While our estimates and assumptions are based on our knowledge of current events and circumstances and actions we may take in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, see Note 1. “Description of Business and Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data.

Revenue Recognition

Our revenues are generated from product sales, including hardware and perpetual license software and consumable products, as well as services, including product installations, discrete and ongoing maintenance services, and software subscriptions. Revenues are recognized when we satisfy our performance obligations under the terms of a contract, which occurs when control of the promised products or services transfers to our customers. We recognize as revenue the amount of consideration we expect to receive in exchange for transferring products or services to our customers (the transaction price). For all revenue arrangements, prices are fixed at the time of purchase and no price protections or variables are offered. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration. We generally recognize revenues as follows:

Product sales: Our performance obligations related to product sales generally consist of the promise to sell tangible goods to distributors or end users. Control of these goods is typically transferred upon shipment, at which time our performance obligation is satisfied and revenue is recognized. For products requiring installation, control transfers to the customer and revenue is recognized when our technicians have completed the installation at the customer’s location. Purchase orders typically provide evidence of an arrangement for product sales.

Services: We generate service revenues from three categories: 1) discrete installation of hardware and software products, 2) discrete calibration, testing, and maintenance services, and 3) contracted and recurring calibration, testing, and maintenance services and software license subscriptions. Performance obligations arise when discrete services are contracted in advance and performed at a future time, often at the time of the customer’s choosing. In such cases, our performance obligation is satisfied and revenue is recognized upon the customer’s acceptance of completion of the specified work. Alternately, performance obligations arising from annual service contracts are satisfied by completing any service that is contractually required during the contract period, if requested by the customer, or simply by the passage of time if no services are requested. Performance obligations arising from software subscriptions are satisfied by the passage of time. For both annual service contracts and software subscriptions, revenue is recognized on a straight-line basis over the life of the contract in a faithful depiction of our obligation to provide services over the contract period. Evidence of a service arrangement may be in the form of a formal contract or a purchase order.

Collectability is reasonably assured through our customer review process, and payment is typically due within 60 days or less. Upon adoption of Accounting Standards Codification ("ASC") 606, we elected the practical expedient to expense commission costs as incurred. For the substantial majority of our contracts, which have original durations of one year or less, we have elected not to disclose the expected timing or allocated transaction prices of future performance obligations. Additionally, we have elected the practical expedient to not assess whether a significant financing component exists when the period between when we perform our performance obligation and when the customer remits payment is one year or less. None of our contracts contained a financing component as of March 31, 2021.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. Standalone selling prices are based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines.

Inventories

Inventories are stated at the lower of cost (weighted average) or net realizable value. Our work in process and finished goods inventories include the costs of raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. We evaluate labor and overhead costs annually unless specific circumstances necessitate a mid-year evaluation for specific items.

We monitor inventory costs relative to selling prices and perform physical cycle count procedures on inventories throughout the year to determine if a lower of cost or net realizable value reserve is necessary. We estimate and maintain an inventory reserve as needed for such matters as obsolete inventory, shrinkage, and scrap. This reserve may fluctuate as our assumptions change due to new information, discrete events, or changes in our business, such as entering new markets or discontinuing a specific product.

Purchase Accounting for Acquisitions

We account for all business combinations in which we obtain control over another entity using the acquisition method of accounting, which requires most assets (both tangible and intangible) and liabilities (including contingent consideration) to be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities is recognized as goodwill. We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require us to make and monitor assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow. Certain adjustments to the assessed fair values of acquired assets or liabilities made subsequent to the acquisition date but within the measurement period are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within earnings. We expense all costs as incurred related to an acquisition in selling, general, and administrative expenses.

Results of operations of the acquired company are included in our Consolidated Financial Statements from the date of the acquisition forward. If actual results are not consistent with our assumptions and estimates, or if our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future.

Acquired Intangible Assets

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and possible impairment charges we may incur.

Intangible assets with a definite life are amortized over their useful lives using the straight-line method and the amortization expense is recorded within cost of products or selling, general and administrative expense in the Consolidated Statements of Income. Intangible assets and their related useful lives are reviewed at least annually to determine if any adverse conditions exist that would indicate the carrying value of these assets may not be recoverable. More frequent impairment assessments are conducted if certain conditions exist, including a change in the competitive landscape, any internal decisions to pursue new or different technology strategies, a loss of a significant customer, or a significant change in the marketplace, including changes in the prices paid for our products or changes in the size of the market for our products. If impairment indicators are present, we determine whether the underlying intangible asset is recoverable through estimated future undiscounted cash flows. The fair value measurement for asset impairment is based on Level 3 inputs. If the asset is not found to be recoverable, it is written down to the estimated fair value of the asset based on the sum of the future discounted cash flows expected to result from the use and disposition of the asset. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. We continue to believe that our definite lived intangible assets are recoverable as of March 31, 2021, even given the economic uncertainty caused by COVID-19.

We test goodwill for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Events that would indicate impairment and trigger an interim impairment assessment include, but are not limited to, current economic and market conditions, including a decline in market capitalization, a significant adverse change in legal factors, business climate or operational performance of the business, and an adverse action or assessment by a regulator. Goodwill is tested for impairment during the fourth quarter of each year, or more frequently as warranted by events or changes in circumstances mentioned above. Our impairment tests for other indefinite lived intangible assets are similar to the tests performed for goodwill but are conducted at the individual asset level. We accounted for the economic uncertainty caused by the COVID-19 pandemic when conducting our impairment analyses of goodwill and other indefinite lived intangible assets during the fourth quarter of our year ended March 31, 2021.

Our impairment tests begin with the optional qualitative assessment to determine whether it is more likely than not that the carrying value of a goodwill reporting unit or other intangible asset exceeds its fair value, as permitted by the accounting guidance. If, after this qualitative assessment, we determine it is more likely than not that the fair value is greater than the carrying amount, then no further quantitative testing is necessary. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit or indefinite lived intangible asset exceeds its fair value, in which case an impairment charge is recorded to the extent carrying value exceeds fair value. Fair value is determined using an income approach, which relies heavily on Level 3 inputs. Our qualitative assessments over each of our reportable segments and our other indefinite lived intangible assets during the year ended March 31, 2021 concluded that no impairment exists as of March 31, 2021.

Debt Accounting

As of March 31, 2021, our long-term debt balance is related to our 1.375% convertible senior notes due 2025, which were issued in August 2019 and are carried at their principal amount less unamortized debt discount. We account for our convertible notes as separate liability and equity components. We established the initial carrying amount of the liability component by estimating the fair value of a similar liability that does not have an associated conversion feature. The initial carrying value of the equity component was calculated by deducting the initial carrying value of the liability component from the principal amount of the Notes as a whole. We then allocated transaction costs related to the issuance of the Notes to the liability and equity components in proportion to their initial carrying values. Debt discount is amortized to interest expense in our Consolidated Statements of Income over the term of the convertible notes using the effective interest rate method. We assess the equity classification of the cash conversion feature and the long-term debt classification of the liability component quarterly.

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the award’s fair value. We use the Black-Scholes valuation model to determine the fair value of our stock options. The Black-Scholes model requires assumptions to be made regarding our stock price volatility, the expected life of the award, and expected dividend rates. The volatility assumption and the expected life assumptions are based on our historical data. The compensation expense of performance share awards is based in part on the estimated probability of achieving levels of performance associated with particular levels of payout for performance shares. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may have resulted in different conclusions regarding the probability of achieving future levels of performance relevant to the payout levels for the awards. Had we arrived at different assumptions of stock price volatility or expected lives of our options, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards, our stock-based compensation expense and results of operations could have been different.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

Off-Balance Sheet Arrangements

As of March 31, 2021, we have no obligations or interests which qualify as off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2021, our contractual obligations, including payments due by period, are as follows:

		Payments Due During Years Ended March 31, (a)
		(in thousands)
	Total	2022	2023-2024	2025-2026	Thereafter
Purchase Commitments	$7,672	$7,656	$16	$-	$-
Convertible senior notes	$172,500	$-	$-	$172,500	$-
Interest payments on convertible senior notes	$10,377	$2,372	$4,744	$3,261	$-
Lease liabilities	$1,742	$1,055	$676	$11	$-
Total	$192,291	$11,083	$5,436	$175,772	$-

(a) Amounts reported in local currencies have been translated at the March 31, 2021 exchange rates.

(b) Our purchase commitments consist primarily of open purchase orders, which we have established to take advantage of volume discounts for materials and to ensure a reliable supply of critical parts.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative instruments and minimal exposure to commodity market risks.

We face exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of the applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Currency exposures have increased as a result of the GPT Acquisition, which incurs a substantial portion of its expenses in Swedish Krona, while most revenue contracts for GPT are in U.S. Dollars and euros. Therefore, when the Swedish Krona strengthens or weakens against the U.S. dollar, operating profits are decreased or increased, respectively. The effect of a change in currency exchange rates on our international subsidiaries' assets and liabilities is reflected in the accumulated other comprehensive income (loss) component of stockholders’ equity.

To the extent material, we have discussed the impact of the change in foreign currency within Item 7. "Results of Operations." A hypothetical 10 percent reduction in currency exchange rates compared to the U.S. dollar (U.S. dollar weakening) would result in an estimated $360 after tax reduction in net earnings over a one-year period. Actual changes in market prices or rates may differ from hypothetical changes.

Beginning during our year ended March 31, 2020, we held investments in money market funds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, credit quality of the issuer, or other factors.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Mesa Laboratories, Inc.

Lakewood, Colorado

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mesa Laboratories, Inc. (the “Company”) as of March 31, 2021 and 2020, the related consolidated statements of income, comprehensive income (loss), stockholders' equity, and cash flows for each of the years in the three-year period ended March 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021 based on criteria established in the COSO framework.

Basis for Opinions

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes — Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company’s income tax expense includes U.S., state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is based on the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

We identified management’s calculation of income tax expense and deferred tax assets and liabilities (net of valuation allowance) as a critical audit matter because of the significant judgments and estimates management makes to determine these amounts. Performing audit procedures to evaluate the reasonableness of management’s interpretation of tax law in various foreign jurisdictions, and its estimate of the associated provisions and tax charges required a high degree of auditor judgment and increased effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures performed to address this critical audit matter included the following, among others:

●

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over income taxes balances and disclosures, including the provision for income taxes and deferred tax assets and liabilities (including valuation allowance).

●	We assessed the Company’s income tax expense and deferred tax assets and liabilities by:
●

Evaluating the Company’s income tax provision calculation, including testing the appropriateness of income tax rates applied and of income allocations among the taxing jurisdictions, and the mathematical accuracy of the calculation.

●

Evaluating the Company’s analyses supporting its conclusions as to the recognition and measurement of deferred tax assets and liabilities, including the calculation of the deferred tax asset resulting from the carryover of net operating losses.

●	Evaluating management’s assessment of the Company’s ability to utilize the deferred tax assets in future years.
●	Evaluating the Company’s disclosures related to the provision for income taxes and deferred tax assets and liabilities (including valuation allowance).

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 1986.

Denver, Colorado

June 1, 2021

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	March 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$263,865	$81,380
Accounts receivable, less allowances of $218 and $159, respectively	23,787	21,132
Inventories	11,178	14,230
Prepaid expenses and other	4,082	4,136
Prepaid income taxes	837	1,914
Total current assets	303,749	122,792
Property, plant and equipment, net	21,998	22,066
Deferred tax asset	616	363
Other assets	2,530	2,480
Intangibles, net	111,741	119,871
Goodwill	160,841	141,536
Total assets	$601,475	$409,108

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,473	$3,408
Accrued payroll and benefits	9,388	8,940
Unearned revenues	8,777	6,814
Income taxes payable	1,648	241
Other accrued expenses	8,297	6,605
Total current liabilities	32,583	26,008
Deferred tax liability	16,275	21,451
Other long-term liabilities	715	1,358
Convertible senior notes, net of discounts and debt issuance costs	145,675	140,278
Total liabilities	195,248	189,095
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,140,568 and 4,387,140 shares, respectively	317,652	158,023
Retained earnings	72,459	72,359
Accumulated other comprehensive income (loss)	16,116	(10,369)
Total stockholders’ equity	406,227	220,013
Total liabilities and stockholders’ equity	$601,475	$409,108

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended March 31,
	2021	2020	2019

Revenues:
Product	$107,028	$93,401	$81,798
Service	26,909	24,286	21,337
Total revenues	133,937	117,687	103,135
Cost of revenues:
Cost of products	33,120	40,445	30,250
Cost of services	13,803	11,880	11,969
Total cost of revenues	46,923	52,325	42,219
Gross profit	87,014	65,362	60,916
Operating expenses:
Selling	18,480	12,910	8,260
General and administrative	45,697	37,826	31,295
Research and development	10,388	6,355	3,506
Impairment of goodwill and long-lived assets	-	298	4,774
Legal settlement	91	50	3,300
Total operating expenses	74,656	57,439	51,135
Operating income	12,358	7,923	9,781
Nonoperating expenses:
Interest expense and amortization of debt discount	8,024	5,504	1,749
Interest (income)	(107)	(960)	(29)
Other expense (income), net	2,138	(483)	(562)
Total nonoperating expense	10,055	4,061	1,158
Earnings before income taxes	2,303	3,862	8,623
Income tax (benefit) expense	(971)	2,084	1,139
Net income	$3,274	$1,778	$7,484

Earnings per share:
Basic	$0.66	$0.42	$1.95
Diluted	$0.64	$0.41	$1.86

Weighted-average common shares outstanding:
Basic	4,975	4,200	3,839
Diluted	5,124	4,371	4,033

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands except per share data)

	Year Ended March 31,
	2021	2020	2019

Net income	$3,274	$1,778	$7,484
Other comprehensive income (loss):
Foreign currency translation adjustments	26,485	(8,367)	(2,379)
Comprehensive income (loss)	$29,759	$(6,589)	$5,105

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2018	3,801,439	30,516	68,281	564	99,361
Exercise of stock options and vesting of restricted stock units	88,699	5,095	-	-	5,095
Dividends paid, $0.64 per share	-	-	(2,462)	-	(2,462)
Stock-based compensation expense	-	4,212	-	-	4,212
Foreign currency translation	-	-	-	(2,379)	(2,379)
Net income	-	-	7,484	-	7,484
March 31, 2019	3,890,138	39,823	73,303	(1,815)	111,311
Exercise of stock options and vesting of restricted stock units	65,752	4,945	-	-	4,945
Proceeds from issuance of common stock, net of issuance costs of $5,568	431,250	84,995	-	-	84,995
Proceeds from conversion feature of convertible senior notes, due 2025, net of allocated costs and deferred taxes of $8,338	-	22,735	-	-	22,735
Dividends paid, $0.64 per share	-	-	(2,722)	-	(2,722)
Stock-based compensation expense	-	5,525	-	-	5,525
Currency translation recognized in earnings from the exit of Cold Chain Packaging Division	-	-	-	(187)	(187)
Foreign currency translation	-	-	-	(8,367)	(8,367)
Net income	-	-	1,778		1,778
March 31, 2020	4,387,140	158,023	72,359	(10,369)	220,013
Proceeds from the issuance of common stock, net of issuance costs of $9,315	690,000	145,935	-	-	145,935
Exercise of stock options and vesting of restricted stock units	63,428	4,426	-	-	4,426
Dividends paid, $0.64 per share	-	-	(3,165)	-	(3,165)
Stock-based compensation expense	-	9,268	-	-	9,268
Foreign currency translation	-	-	-	26,485	26,485
Adoption of accounting standards, net	-	-	(9)	-	(9)
Net income	-	-	3,274	-	3,274
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227

*Accumulated Other Comprehensive Income (Loss).

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$3,274	$1,778	$7,484
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,660	12,990	9,428
Stock-based compensation	9,268	5,525	4,212
Impairment loss on goodwill and long-lived assets	-	298	4,774
Non-cash interest and debt amortization	5,397	3,314	-
Amortization of step-up in inventory basis	(436)	8,502	-
Deferred taxes	(3,503)	(1,971)	(2,472)
Other	161	(311)	(763)
Cash provided by changes in operating assets and liabilities
Accounts receivable, net	(647)	(1,665)	1,592
Inventories	929	414	2,574
Prepaid expenses and other assets	2,878	(432)	(2,898)
Accounts payable	967	(61)	1,092
Accrued liabilities and taxes payable	(317)	(2,147)	5,477
Unearned revenues	1,442	754	54
Net cash provided by operating activities	37,073	26,988	30,554
Cash flows from investing activities:
Acquisitions	-	(184,102)	(4,840)
Purchases of property, plant and equipment	(1,992)	(1,498)	(1,262)
Proceeds from the sale of assets	-	15	2,222
Net cash (used in) investing activities	(1,992)	(185,585)	(3,880)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	145,935	84,995	-
Proceeds from the issuance of convertible senior notes, net	-	172,500	-
Proceeds from the issuance of debt	-	-	2,000
Dividends	(3,165)	(2,722)	(2,462)
Payments of contingent consideration	(304)	(11)	(680)
Proceeds from the exercise of stock options	4,426	4,945	5,095
Payment of debt issuance costs	(664)	(5,430)	-
Payments of debt	-	(23,000)	(25,625)
Net cash provided by (used in) financing activities	146,228	231,277	(21,672)
Effect of exchange rate changes on cash and cash equivalents	1,176	(1,485)	(286)
Net increase in cash and cash equivalents	182,485	71,195	4,716
Cash and cash equivalents at beginning of period	81,380	10,185	5,469
Cash and cash equivalents at end of period	$263,865	$81,380	$10,185

Supplemental non-cash activity:
Deferred tax liability related to the conversion option associated with the convertible senior notes	$-	$7,359	$-
Contingent consideration as part of an acquisition	$-	$490	$-
Cash paid for:
Income taxes paid	$1,367	$2,634	$5,870
Interest paid	$2,372	$1,627	$1,637

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

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in North America and Europe and our products are marketed by our sales personnel in North America, Europe, and Asia, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins.

As of  March 31, 2021, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Instruments division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. During the year ended  March 31, 2020, we added a new reportable segment: Biopharmaceutical Development as a result of our acquisition of Gyros Protein Technologies Holding AB ("GPT" or the "GPT acquisition"), which is discussed further in Note 4. "Significant Transactions." Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Continuous Monitoring division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.  Non-reportable operating segments (including our Cold Chain Packaging division which ceased operations during the year ended  March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

Principals of Consolidation and Basis of Presentation

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and include our accounts and wholly owned subsidiaries after elimination of all intercompany accounts and transactions. GPT results are consolidated with Mesa's financial statements beginning November 1, 2019, the first full day following the acquisition. Prior period results have not been recast and are therefore not comparable with the year ending March 31, 2021.

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

Summary of Significant Accounting Policies

Foreign Currency

Exchange rate adjustments resulting from foreign currency transactions are recognized in net earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than U.S. dollars are translated into U.S. dollars at period end exchange rates, and statements of income accounts are translated at weighted average rates.

Fair Value of Financial Instruments

Fair value is the price we would receive to sell an asset or pay to transfer a liability (exit price) in an orderly transaction between market participants. We determine fair value based on the following input hierarchy:

Level 1: Quoted prices for identical assets or liabilities in active markets.

Level 2: Observable inputs other than prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, or other inputs that are observable or can be corroborated with observable market data.

Level 3: Unobservable inputs supported by little or no market activity. Pricing models, discounted cash flow methodologies, and other similar techniques involving significant management judgment or estimation typically require unobservable inputs.

Revenue Recognition

Our revenues are generated from product sales, including hardware and perpetual license software and consumable products, as well as services, including product installations, discrete and ongoing maintenance services, and software subscriptions. Revenues are recognized when we satisfy our performance obligations under the terms of a contract, which occurs when control of the promised products or services transfers to our customers. We recognize as revenue the amount of consideration we expect to receive in exchange for transferring products or services to our customers (the transaction price). For all revenue arrangements, prices are fixed at the time of purchase and no price protections or variables are offered. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration. We generally recognize revenues as follows:

Product sales: Our performance obligations related to product sales generally consist of the promise to sell tangible goods to distributors or end users. Control of these goods is typically transferred upon shipment, at which time our performance obligation is satisfied and revenue is recognized. For products requiring installation, control transfers to the customer and revenue is recognized when our technicians have completed the installation at the customer’s location. Purchase orders typically provide evidence of an arrangement for product sales. Products sold include an assurance-type warranty which is accounted for as part of accrued warranty expense.

Services: We generate service revenues from three categories: 1) discrete installation of hardware and software products, 2) discrete calibration, testing, and maintenance services, and 3) contracted and recurring calibration, testing, and maintenance services and software license subscriptions. Performance obligations arise when discrete services are contracted in advance and performed at a future time, often at the time of the customer’s choosing. In such cases, our performance obligation is satisfied and revenue is recognized upon the customer’s acceptance of completion of the specified work. Alternately, performance obligations arising from annual service contracts are satisfied by completing any service that is contractually required during the contract period, if requested by the customer, or simply by the passage of time if no services are requested. Performance obligations arising from software subscriptions are satisfied by the passage of time. For both annual service contracts and software subscriptions, revenue is recognized on a straight-line basis over the life of the contract in a faithful depiction of our obligation to provide services over the contract period. Evidence of a service arrangement may be in the form of a formal contract or a purchase order.

Collectability is reasonably assured through our customer review process, and payment is typically due within 60 days or less. Upon adoption of Accounting Standards Codification ("ASC") 606, we elected the practical expedient to expense commission costs as incurred. For the substantial majority of our contracts, which have original durations of one year or less, we have elected not to disclose the expected timing or allocated transaction prices of future performance obligations. Additionally, we have elected the practical expedient to not assess whether a significant financing component exists when the period between when we perform our performance obligation and when the customer remits payment is one year or less. None of our contracts contained a financing component as of March 31, 2021 or March 31, 2020.

Contracts with customers may contain multiple performance obligations. For such arrangements, the transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services underlying each performance obligation. Standalone selling prices are based on the price at which the performance obligation is sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines.

Shipping and handling

Payments made by customers to us for shipping and handling costs are included in revenues on the Consolidated Statements of Income, and our expenses are included in cost of revenues. Our performance obligation with respect to shipping and handling consists of a promise to secure such services from a third party on behalf of our customers. Shipping and handling for inventory and materials we purchase is included as a component of inventory on the Consolidated Balance Sheets, and in cost of revenues when products are sold.

Unearned Revenues

Certain of our products have associated annual service contracts whereby we provide repairs, technical support, and various other analytical or maintenance services. In the event these contracts are paid in advance by the customer, the associated amounts are deferred and recognized ratably over the term of the service period, generally one year.

Accrued Warranty Expense

We provide a limited product warranty on our products and, accordingly, accrue an estimate of the related warranty expense at the time of sale.

Cash and Equivalents

We classify all highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents, including highly liquid investments in money market funds with original maturities of three months or less. All cash equivalents are carried at cost, approximating fair value.

Accounts Receivable and Allowance for Doubtful Accounts

All trade accounts are reported at net realizable value on the accompanying Consolidated Balance Sheets, adjusted for any write-offs and net of allowances for doubtful accounts. Allowances for doubtful accounts represent our best estimate and current expectation of future credit losses from trade accounts. We estimate credit losses based on historical information, current and expected future economic and market conditions, and reviews of the current status of customers’ trade accounts receivable. Customers are pooled based on shared specific risk factors such as historical credit loss patterns. In circumstances in which we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. We do not believe our trade accounts receivable represent significant concentrations of credit risk due to our diversified portfolio of individual customers and geographical areas. Differences may arise between estimated and actual losses, which could materially affect the provision for credit losses and, therefore, net earnings. We recorded $100, $1 and $13 of expense associated with doubtful accounts for the years ended March 31, 2021, 2020 and 2019, respectively. See "Recently Adopted Accounting Pronouncements" for further information regarding credit losses for accounts receivable and our April 1, 2020 adoption of ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses.

Inventories

Inventories are stated at the lower of cost or net realizable value using a weighted average methodology. Our work in process and finished goods inventories include the costs of raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. We evaluate labor and overhead costs annually unless specific circumstances necessitate a mid-year evaluation for specific items.

We monitor inventory costs relative to selling prices and perform physical cycle count procedures on inventories throughout the year to determine if a lower of cost or net realizable value reserve is necessary. We estimate and maintain an inventory reserve as needed for such matters as excess or obsolete inventory, shrinkage, and scrap. Once inventory is written down, a new cost basis is established that is not subsequently written back up in future fiscal years.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, except for assets acquired in acquisitions, which are recorded at fair value. Expenditures for major renewals and improvements that extend the life of the asset are capitalized, while expenditures for minor replacements, maintenance and repairs are expensed as incurred. Depreciation is calculated using the straight-line method over the assets’ estimated useful lives. Upon asset retirement or disposal, accounts are relieved of cost and accumulated depreciation, and any related gain or loss is reflected in our results of operations. For certain business consolidation activities, accelerated depreciation may be required for the revised remaining useful lives of assets designated to be abandoned. At least annually, we evaluate and adjust as necessary the estimated lives of property, plant and equipment. Any changes in estimated useful lives are recorded prospectively. Estimated useful lives of depreciable assets are as follows:

Category	Useful Lives
Buildings	40 years
Manufacturing equipment	7 years (or less)
Computer equipment	3 years (or less)

Land is not depreciated and construction in progress is not depreciated until placed in service. Leasehold improvements are depreciated over the lesser of the economic life or the remaining term in the respective lease.

Leases

We adopted ASU 2016-02, “Leases (Topic 842)” (“ASC 842”) as of April 1, 2019. Under ASC 842, we determine whether contractual arrangements contain a lease at the inception of the arrangement. If a lease is identified in an arrangement, we recognize a right-of-use asset ("ROU") and liability on our Consolidated Balance Sheets and determine whether the lease should be classified as a finance or operating lease. We do not have any finance leases. We do not recognize assets or liabilities for leases with lease terms of less than 12 months and our short-term leases are not material.

Under ASU 2016-02, a contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments. Adjustments would also be made for accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets, none of which are present in any of our current lease contracts. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease, otherwise we use our incremental borrowing rate based on the information available at lease commencement.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Lease expense is recorded in cost of products, selling, general and administrative, or research and development on our Consolidated Statements of Income, depending on the nature of use of the underlying asset. Many of our leases include one or more renewal or termination options exercisable at our discretion, which are included in the determination of the lease term if we are reasonably certain to exercise the option. We have also entered into lease agreements that have variable payments related to certain indexes. Variable lease payments are recognized in the period in which those payments are incurred. All non-lease components are readily identifiable in our lease contract. We account for non-lease components separately from the lease component to which it is related.

Acquired Intangible Assets

Our goodwill and other intangible assets result from acquisitions of existing businesses. Upon acquisition, we record the fair value of identifiable indefinite and definite lived intangible assets using, among other sources of relevant information, independent appraisals, or actuarial or other valuations. Intangible assets affect the amount of future amortization expense and possible impairment charges we may incur.

Goodwill and indefinite lived intangible assets (trademarks we intend to renew and continue using indefinitely) are not subject to amortization and are tested for impairment qualitatively, and if necessary, quantitatively, at least annually during the fourth quarter of our fiscal year, or when events or changes in circumstances indicate it may be more likely than not that carrying value exceeds fair value. We perform impairment tests of goodwill at the reporting unit level and tests for other indefinite lived intangible assets at the asset level.

Intangible assets deemed to have definite lives are amortized on a straight-line basis over their useful lives, generally ranging from five to 15 years (See Note 8. “Goodwill and Long-Lived Assets”). We determine the useful lives of finite intangible assets based on the specific facts and circumstances related to each asset, and we evaluate the appropriateness of assigned useful lives at least annually. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and economic factors such as competition or specific market conditions. Definite-lived intangible assets are tested for impairment only if events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group might not be recoverable.

The fair value measurement used in testing intangible asset impairment is typically based on discounted cash flow projection models, using Level 3 inputs. See “Fair Value of Financial Instruments” for a description of input levels. In certain cases, management uses other market information when available to estimate fair value. Impairment charges represent the excess carrying amount over estimated fair value. We do not believe our goodwill and other intangible assets are impaired as of March 31, 2021.

Research & Development Costs

We conduct research and development activities for the purpose of developing new products and enhancing the functionality, effectiveness, reliability, and accuracy of existing products. Research and development expense is predominantly comprised of labor costs and third-party consultants. Research and development costs are expensed as incurred.

Debt Accounting

As of March 31, 2021, our long-term debt balance is related to our 1.375% convertible senior notes due 2025, which were issued in August 2019 and are carried at their principal amount less unamortized debt discount. We account for our convertible notes as separate liability and equity components. We established the initial carrying amount of the liability component by estimating the fair value of a similar liability without an associated conversion feature. The initial carrying value of the equity component was calculated by deducting the initial carrying value of the liability component from the principal amount of the Notes as a whole. We then allocated transaction costs related to the issuance of the Notes to the liability and equity components in proportion to their initial carrying values. Debt discount is amortized to interest expense in our Consolidated Statements of Income over the term of the convertible notes using the effective interest rate method. We assess the equity classification of the cash conversion feature and the long-term debt classification of the liability component quarterly.

Stock-based Compensation

We issue shares in the form of stock options and full-value awards as part of employee compensation pursuant to the Mesa Laboratories, Inc. 2014 Equity Plan (the "2014 Equity Plan").  Stock options and service-based stock awards generally vest equally over a three to five year term and stock options generally expire after six years. Awards granted to non-employee directors generally vest one year from the grant date. We recognize stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period using a straight line vesting expense schedule. We allocate stock-based compensation expense to cost of revenues, selling, research and development, and general and administrative expense in the Consolidated Statements of Income.

The fair value of each granted stock option is estimated on the grant date using the Black-Scholes option valuation model. The assumptions used to calculate the fair value of granted options reflect market conditions and our historical experience. We estimate forfeitures using a dynamic forfeiture model based on historical data when determining the amount of stock-based compensation costs to recognize each period.

Restricted stock units ("RSUs") issued by us are equivalent to nonvested shares under the applicable accounting guidance. The fair value of RSUs is based on the closing price of Mesa Labs' common stock on the award date, less the present value of expected dividends not received during the vesting period. Expense for performance-based RSUs ("PSUs") is recognized when it is probable the performance goal will be achieved. Performance goals are determined by the Board of Directors and may include measures such as revenues growth and profitability targets. Compensation expense on stock awards subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period. As of each reporting period, we estimate the number of PSUs expected to vest based on our current estimate of performance compared to the target metrics in the award documents, and if necessary, a cumulative-effect adjustment is recorded.

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share (“diluted EPS”) is computed similarly to basic earnings per share, except it includes the effects of potential common shares related to stock options, restricted stock units, performance share units, and convertible debt in periods in which such effects are dilutive. Potentially dilutive securities are excluded from the calculation of diluted EPS in the event they are subject to performance conditions that have not yet been achieved. See Note 12. “Earnings per Share” for EPS calculations for the years ended March 31, 2021, 2020, and 2019.

Income Taxes

Income tax expense includes U.S., state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries and other prescribed foreign entities not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities. The tax rate used to determine the deferred tax assets and liabilities is based on the enacted tax rate for the year and the manner in which the differences are expected to reverse. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

We are involved in various tax matters, some of which have uncertain outcomes. We establish reserves to remove some or all of the tax benefits related to our tax positions at the time we determine one of the following conditions exists: (1) the tax position is not “more likely than not” to be sustained, (2) the tax position is “more likely than not” to be sustained, but for a lesser amount, or (3) the tax position is “more likely than not” to be sustained, but not in the financial period in which the tax position was originally taken. For purposes of evaluating whether a tax position is uncertain, (1) we presume the tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information; (2) the technical merits of a tax position are derived from authorities such as legislation and statutes, legislative intent, regulations, rulings and case law and their applicability to the facts and circumstances of the tax position; and (3) each tax position is evaluated without consideration of the possibility of offset or aggregation with other tax positions taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. A tax benefit that has been previously reserved because of a failure to meet the “more likely than not” recognition threshold would be recognized in income tax expense in the first period when the uncertainty disappears under any of the following conditions: (1) the tax position is “more likely than not” to be sustained, (2) the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or (3) the statute of limitations for the tax position has expired (See Note 14. “Income Taxes”).

Acquisition Related Contingent Consideration Liabilities

Acquisition related contingent consideration liabilities consist of estimated amounts due under various acquisition agreements and are typically based on either revenues growth or specified profitability growth metrics. At each reporting period, we evaluate the expected future payments and the associated discount rate to determine the fair value of the contingent consideration, and we record any necessary adjustments in other expense, net on the Consolidated Statements of Income.

Legal Contingencies

We are party to various claims and legal proceedings that arise in the normal course of business. We record an accrual for legal contingencies when we determine it is probable we have incurred a liability and can reasonably estimate the amount of the loss (See Note 15. “Commitments and Contingencies”).

Purchase Accounting for Acquisitions

We account for all business combinations in which we obtain control over another entity using the acquisition method of accounting, which requires most assets (both tangible and intangible) and liabilities (including contingent consideration) to be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of assets less liabilities is recognized as goodwill. We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require us to make and monitor assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow. Certain adjustments to the assessed fair values of acquired assets or liabilities made subsequent to the acquisition date but within the measurement period are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within earnings. We expense all costs as incurred related to an acquisition in selling, general, and administrative expenses.

Results of operations of the acquired company are included in our Consolidated Financial Statements from the date of the acquisition forward. If actual results are not consistent with our assumptions and estimates, or if our assumptions and estimates change due to new information, we may be exposed to an impairment charge in the future. For the years ended March 31, 2021, 2020 and 2019, our acquisitions of businesses (net of cash acquired) totaled $0, $184,102, and $4,840, respectively.

Business Consolidation Costs

We estimate our liabilities for business closure activities by gathering detailed estimates of costs and, if applicable, asset sale proceeds, for each business consolidation initiative. For a typical business consolidation initiative, we estimate costs of employee severance, impairment of property and equipment and other assets including estimating net realizable value, if necessary, accelerated depreciation, termination payments for contracts and leases, and any other qualifying costs related to the exit plan. Such charges represent our best estimates; however, they require assumptions about plans that may change over time. The estimated costs are grouped by specific projects within the overall exit plan and are monitored at each reporting period, and any subsequent change to the original estimate is recorded in current earnings.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. The current global business environment continues to be impacted directly and indirectly by the effects of the novel coronavirus ("COVID-19"), and it is not possible to accurately predict the future impact of COVID-19. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected by the impacts of COVID-19 during the near term:

●

Estimates regarding the future financial performance of the business used in the impairment tests for goodwill and long-lived assets acquired in a business combination; however, our impairment test conducted during the three months ended March 31, 2021 concluded that goodwill is not impaired;

●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;

●	Estimates regarding recoverability for customer receivables;

●	Estimates of the net realizable value of inventory.

Immaterial Error Corrections

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

In accordance with Staff Accounting Bulletin ("SAB") No. 99 Materiality, and SAB No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements, we evaluated the error quantitatively and qualitatively and determined that the related impact was not material to our financial statements for any prior annual or interim period, but that correcting the cumulative impact of the error would be significant to our results of operations for the three months ended  September 30, 2020. In considering the quantitative and qualitative materiality, we concluded that the impact of the error correction is not material in absolute dollar amount, especially since reported results for the year ended March 31, 2020 included various new non-cash charges that reduced net income below historical levels. Accordingly, we have revised previously reported financial information for the immaterial error.

We performed manual intercompany elimination calculations and determined that cost of revenues and accumulated other comprehensive income were overstated by $429 for the year ended  March 31, 2020, which would increase operating income and net income by $429 and diluted earnings per share by $0.10; there was no income tax impact on the full year adjustment since the inventory balance was not misstated.  To correct the immaterial error, we have restated retained earnings as of  March 31, 2020. Additionally, during the three months ended  June 30, 2020, cost of revenues was overstated by $372, which after the impact of taxes would increase net income by $192 and diluted earnings per share by $0.04. We restated retained earnings as of  June 30, 2020 in the amount of $192. The immaterial error has no impact on total cash flows for any of the periods presented.

The presentation of the balance sheet for the year ended March 31, 2020 and components of the purchase price allocation shown in Note 4. "Significant Transactions" inaccurately classified deferred tax assets and deferred tax liabilities which has been corrected in the related disclosures presented herewith. The error did not affect disclosures related to income taxes, net income, or the statement of cash flows; it was limited to the balance sheet presentation of the deferred tax line items.

Recently Issued Accounting Pronouncements

In  August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments such as our 1.375% convertible senior notes due  August 15, 2025 (the "Notes"). The ASU is effective for annual reporting periods beginning after  December 15, 2021, and early adoption is permitted for annual periods beginning after December 15, 2020. The update permits the use of either the modified retrospective or full retrospective method of adoption. We intend to adopt the ASU on a modified retrospective basis effective April 1, 2021. Under the ASU, the Notes will be recorded in their entirety as a liability and will no longer be bifurcated between equity and liability components. Upon adoption, the $30,092 equity conversion feature recorded to common stock (which represents $31,073 less allocated issuance costs of $981) will be removed, as will the associated unamortized discount of $22,799. The net effect of these adjustments, which represents historical non-cash interest expense of $7,293, will be recorded as an increase in the balance of beginning retained earnings as of April 1, 2021. We are currently evaluating the expected deferred tax and other impacts of adoption.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The new standard removes certain exceptions to the general principles in ASC 740 Income Taxes and also clarifies and amends existing guidance to provide for more consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We intend to adopt the standard effective April 1, 2021. The ASU is currently not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In  June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as modified by ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on certain types of financial instruments, including trade receivables. The ASU was effective for public business entities for fiscal years beginning after  December 15, 2019, with early adoption permitted. On  April 1, 2020, we adopted the ASU using the modified retrospective transition method. We recorded a net decrease to beginning retained earnings of $9 as of  April 1, 2020 due to the cumulative effect of adopting Topic 326's requirement to use a forward-looking approach based on expected losses rather than incurred losses to estimate credit losses on our trade receivables. As a result of the adoption of the ASU, our allowance for doubtful accounts as of  March 31, 2021 reflects our best estimate of the expected future losses for our accounts receivable based on current economic conditions. We have accounted for the macroeconomic impact of the COVID-19 pandemic in our estimates, but due to the unprecedented nature of the impact of the pandemic, our estimates  may change, and future actual losses  may differ from current estimates. We will continue to monitor economic conditions and will revise our estimate of expected future losses for accounts receivable as necessary.

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Our consumables, such as biological indicator test strips are typically used on a standalone basis; however, some of our chemical solutions, such as protein synthesis and calibration solutions are critical to the ongoing use of our instruments. Hardware and software sales, such as medical meters, protein synthesizers, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customer replacement of existing equipment. Hardware sales may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function. We also offer on-demand and annual service contracts to support customers' use of our equipment. We evaluate our revenues internally based on product line, the timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. Consumables are typically used on a one-time basis requiring frequent replacement in our customers' operating cycles. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the years ended March 31, 2021, 2020 and 2019:

	Year Ended March 31, 2021
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$45,869	$3,135	$13,942	$63	$-	$63,009
Hardware and Software	505	21,346	13,545	8,623	-	44,019
Services	1,848	7,980	2,928	2,870	-	15,626
Contracted Revenues
Services and Software	4,897	4	3,477	2,905	-	11,283
Total Revenues	$53,119	$32,465	$33,892	$14,461	$-	$133,937

	Year Ended March 31, 2020
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$42,654	$3,197	$4,981	$43	$2,436	$53,311
Hardware and Software	551	25,627	6,015	7,897	-	40,090
Services	1,592	9,160	1,761	2,396	27	14,936
Contracted Revenues
Services and Software	4,863	-	1,094	3,393	-	9,350
Total Revenues	$49,660	$37,984	$13,851	$13,729	$2,463	$117,687

	Year Ended March 31, 2019
	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
Discrete Revenues
Consumables	$39,670	$3,101	$-	$388	$6,430	$49,589
Hardware and Software	580	24,500	-	6,987	142	32,209
Services	1,209	8,524	-	2,001	335	12,069
Contracted Revenues
Services and Software	4,838	-	-	4,430	-	9,268
Total Revenues	$46,297	$36,125	$-	$13,806	$6,907	$103,135

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for services, resulting in unearned revenues or customer deposits, called contract liabilities, which are included within unearned revenues or other accrued expenses in the accompanying Consolidated Balance Sheets. Contract assets would exist when sales are recorded (for example, the control of the goods or services has been transferred to the customer), but customer payment is contingent on a future event besides the passage of time (such as satisfaction of additional performance obligations). We do not have any contract assets. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and our right to payment is unconditional.

A summary of contract liabilities is as follows:

Contract liabilities balance as of March 31, 2020	$7,217
Prior year liabilities recognized in revenues during the year ended March 31, 2021	(4,368)
Contract liabilities added during the year ended March 31, 2021, net of revenues recognized	6,145
Contract liabilities balance as of March 31, 2021	$8,994

Contract liabilities primarily relate to service and software contracts with original expected durations of 12 months or less and will be recognized to revenue as time passes.

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable, and debt. Due to their short-term nature, the carrying values of cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate fair value. As of March 31, 2021 and March 31, 2020, respectively, cash and cash equivalents on our Consolidated Balance Sheets included $230,822 and $66,735 held in a money market account. We classify cash equivalents within Level 1 of the fair value hierarchy, and we value them using quoted market prices in active markets.

The financial instruments that subject us to the highest concentration of credit risk are cash and cash equivalents and accounts receivable. It is our policy to invest in highly liquid cash equivalent financial instruments with high credit ratings and to maintain low single issuer exposure (except U.S. treasuries). Concentration of credit risk with respect to accounts receivable is limited to customers to which we make significant sales. To manage credit risk, we consider the creditworthiness of new and existing customers, and we and regularly review outstanding balances and payment histories. We may require pre-payments from customers under certain circumstances and may limit future purchases until payments are made on past due amounts. We reserve an allowance for potential write-offs of accounts receivable, but we have not written off any significant accounts to date.

We have outstanding $172,500 aggregate principal of 1.375% convertible senior notes due August 15, 2025. We estimate the fair value of the Notes based on the last actively traded price or observable market input preceding the end of the reporting period. The estimated fair value and carrying value of the Notes were as follows:

	March 31, 2021		March 31, 2020
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$145,675	$188,780	$140,278	$173,363

During the year ended March 31, 2021, we entered into a revolving credit facility which has a variable interest rate; there is no balance outstanding on the credit facility as of March 31, 2021. See Note 10. "Indebtedness" for further discussion on the Notes and the revolving credit facility.

Assets recognized or disclosed at fair value on the Consolidated Financial Statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. Fair values assigned to the assets and liabilities acquired in the GPT Acquisition were measured using Level 3 inputs, as discussed in Note 4. "Significant Transactions." There were no transfers between fair value hierarchy levels during the years ended  March 31, 2021 and March 31, 2020.

Note 4. Significant Transactions

Business Consolidation Costs

Butler, New Jersey

During the year ended March 31, 2021, we made the decision to close our facility located in Butler, New Jersey during the quarter ending June 30, 2021. The facility is primarily used in the production of our gas flow calibration and air sampling equipment, which is part of our Instruments division. Our manufacturing facility in Lakewood, Colorado is currently undergoing renovations that will allow it to accommodate the production of the gas flow calibration and air sampling equipment. Consolidating the production of these products is expected to reduce facilities costs and streamline our use of lean manufacturing tools under central management to further encourage production efficiencies. As a result of the facility consolidation, we incurred a total of $588 of business consolidation costs during the year ended March 31, 2021, which were recorded to cost of revenues, selling, and general and administrative expense on the Consolidated Statements of Income. Of the total expense, $335 related to severance, and $248 related to other costs, including accelerated depreciation. As of March 31, 2021, a total of $317 remained outstanding and accrued, which primarily relates to severance costs. We do not expect to incur any material expenses related to the Butler, New Jersey consolidation in future periods.

Dissolution of Packaging Division

We exited the packaging business (formerly the Cold Chain Packaging Reportable Segment) during the year ended March 31, 2020 because it has historically been our least profitable segment and was no longer aligned with our long-term strategic goals. During the year ended March 31, 2020, we assisted our customers in transitioning their business to other packaging vendors and we stopped purchasing new inventory. As a result of completing our final sales in the division, we wrote off the remaining value of intangibles and goodwill, resulting in a charge to impairment of goodwill and long-lived assets of $276 during the year ended March 31, 2020. During the year ended March 31, 2019 we recorded an impairment of goodwill and long-lived assets of $4,774 due to the decline of the packaging division. We incurred $51 and $150 of severance and facility closure expenses during the years ended March 31, 2020 and March 31, 2019, respectively. All amounts have been paid and no further exit costs are expected to be incurred. We have stopped presenting Cold Chain Packaging as a reportable segment, instead presenting the results of its operations as part of Corporate and Other, which aligns with Management's approach in evaluating the business.

GPT Acquisition

On  October 31, 2019, we completed the acquisition of 100% of the outstanding shares of GPT, which comprises our newest reportable segment, Biopharmaceutical Development. The acquisition of GPT expanded our presence into a new market, immunoassays and peptide synthesis solutions that accelerate the discovery, development, and manufacture of biotherapeutic drugs. GPT systems include laboratory instruments, consumables, kits, and software that maximize laboratory productivity by miniaturizing and automating immunoassays at the nanoliter scale. GPT's protein detection is used most frequently by pharmaceutical and biotech companies that are developing protein-based drugs. This division also provides instruments, consumables, and software for the chemical synthesis of peptides from amino acids which are used in the discovery of new peptide-based drug therapies. After adjustments, we paid cash consideration of $181,547 to the sellers in the transaction. The acquisition was considered a stock purchase for tax purposes.

Fair Value of Net Assets Acquired

We accounted for the GPT Acquisition as the purchase of a business, and GPT's results of operations have been included in our consolidated statements of operations and cash flows from the date of acquisition. Under the acquisition method of accounting, the net assets of GPT were initially recorded as of the acquisition date at their respective estimated fair values using information obtained during due diligence and from other sources. Subsequent to the closing of the transaction, we obtained additional information related to the facts and circumstances that existed at the acquisition date, and we refined our valuation models, assumptions, and inputs accordingly in order to more accurately estimate fair value for the purchase price allocation. The preparation of the valuation required the use of Level 3 inputs, which are subject to significant assumptions and estimates. Critical estimates included, but were not limited to, future expected cash flows, including projected revenues and expenses, and applicable discount rates.

During the year ended March 31, 2021, we finalized the valuation of net assets acquired. The significant purchase price allocation changes during the year ended March 31, 2021 included: a net decrease of $6,002 in the value of intangible assets; a decrease of $3,752 in the value of the inventory step-up; an increase of $878 in the value of property, plant and equipment, net; and increases of $1,899 to other accrued expenses and $500 to accounts receivable, net related to GPT's sales tax obligations that were partially indemnified in our sale and purchase agreement. See Note 15. "Commitments and Contingencies" for more information on the sales tax liability. We also made adjustments to deferred tax assets and deferred tax liabilities primarily due to the tax effect of the aforementioned changes to the purchase price allocation. During year ended March 31, 2021, the cumulative net decrease to amortization expense recorded as a result of the decrease to intangible assets was $344, which is comprised of a benefit of $522 recorded in general and administrative costs and $178 of expense recorded in cost of revenues. Additionally, a $207 cumulative increase to depreciation expense was recorded to general and administrative costs as a result of the increase in the fair value of property, plant and equipment.

The cumulative impacts of all adjustments have been reflected in the consolidated financial statements as of and for the year ended March 31, 2021. The components and allocation of the purchase price consist of the following amounts:

Note	Fair Value
Cash and cash equivalents	$4,654
Accounts receivable (a)	6,663
Inventories (b)	12,522
Prepaid income taxes	477
Prepaid expenses and other	14,149
Property, plant and equipment	1,523
Other assets	1,469
Intangible assets:
Customer relationships (c)	77,500
Trade names (c)	4,600
Non-compete agreements (c)	-
Acquired technology (c)	11,800
Goodwill (d)	85,130
Total Assets acquired	$220,487

Accounts payable	599
Accrued salaries and payroll taxes	10,735
Other short-term liabilities	157
Unearned revenues	2,089
Other accrued expenses	6,967
Deferred taxes	12,774
Other long-term liabilities	965
Total liabilities assumed	$34,286

Total closing amount, net of cash acquired	$181,547

(a)	Accounts receivable is composed of trade accounts receivable, which is expected to be collected.
(b)

GPT's finished goods inventory includes $8,066 of inventory-step up, which is required to be reported at fair value at the time of acquisition. The inventory step-up was amortized to cost of revenues over approximately eight months following the acquisition date, which resulted in a temporary reduction in gross profit for the business. During the period from  November 1, 2019 through March 31, 2020, we recorded $8,502 of amortization of inventory step-up costs in cost of revenues on the Consolidated Statements of Income. The final inventory valuation was completed during the year ended March 31, 2021 and was lower than our preliminary valuation, resulting in a cumulative effect decrease of $436 in amortization of inventory step-up costs.

(c)	Customer relationships and acquired technology are being amortized on a straight-line basis over a 10-year period. Amortization expense for customer relationships is recorded to general and administrative expenses; amortization expense for acquired technology is recorded to cost of revenues. During the year ended March 31, 2021, $7,487 of amortization expense related to the GPT intangible assets was recorded to general and administrative costs, and $1,430 of amortization expense was recorded to cost of goods sold and allocated to the Biopharmaceutical Development division, including the cumulative-effect benefit to amortization expense discussed above. Trademarks associated with this acquisition are considered indefinite-lived intangibles. The estimated fair value of identifiable intangible assets was determined primarily using the income approach, which requires a forecast of all expected future cash flows associated with the identified intangible assets.
(d)	Acquired goodwill of $85,130, all of which is allocated to the Biopharmaceutical Development reportable segment, represents the value expected to arise from projected organic revenues growth that is expected to exceed that of our legacy divisions, and the value expected to arise from the opportunity to expand into a new market with well-established market share. The goodwill acquired is not deductible for income tax purposes.

Acquisition related costs of $1,399 for the year ended  March 31, 2020 are not included as a component of consideration transferred but are expensed in the periods in which the costs are incurred and are reflected on the Consolidated Statements of Income in general and administrative expenses.

Unaudited Pro Forma Information

GPT's operations contributed $33,892 to revenues and ($9,006) of net loss to our consolidated results during the year ended March 31, 2021, including cumulative-effect adjustments. The loss includes over $8,900 in amortization of intangibles acquired in a business combination and over $3,000 of realized and unrealized losses on foreign currency. We included the operating results of GPT in our Consolidated Statements of Income beginning November 1, 2019, immediately subsequent to the acquisition date. The following pro forma financial information presents the combined results of operations of Mesa Labs and GPT as if the acquisition had occurred on April 1, 2018, after giving effect to certain pro forma adjustments. The pro forma adjustments reflected include only those adjustments that are factually supportable and directly attributable to the GPT Acquisition and that have a recurring impact; they do not reflect any adjustments for anticipated expense savings resulting from the acquisition and are not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on April 1, 2019 or of future results.

	Year Ended March 31,
	2020	2019
Pro forma total revenues (1)	$136,792	$134,843
Pro forma net income (2)	18,953	(3,822)

(1) Net revenues were adjusted to include net revenues of GPT.

(2) Pro forma adjustments to net earnings attributable to Mesa Labs include the following:

●	Excludes acquisition-related transaction costs incurred in the year ended March 31, 2020.
●	Excludes interest expense attributable to GPT's external debt that was paid off as part of the acquisition.
●	Total GPT amortization expense of $8,930 for each of the years ended March 31, 2020 and March 31, 2019 based on the adjusted fair value of amortizable intangible assets acquired.
●

Additional charge to cost of revenues of $8,066 included in the year ended March 31, 2019 based on the step-up value of inventory. $8,596 was excluded from the year ended March 31, 2020 based on the step-up value of inventory which would have been included and fully amortized within the first year of the acquisition.

●	Additional stock-based compensation expense representing expense for performance share units awarded to certain key GPT employees.
●	Income tax effect of the adjustments made at a blended federal and state statutory rate (approximately 25%).

IBP Acquisition

On April 1, 2019, we completed a business combination (the “IBP Acquisition”) whereby we acquired all of the common stock of IBP Medical GmbH, a company whose business manufactures medical meters used to test various parameters of dialysis fluid (dialysate) and the proper calibration and operation of dialysis machines. During the year ended March 31, 2020, we allocated the purchase price according to the fair value of assets acquired and liabilities assumed using information obtained during due diligence and through the use of financial and other information available to us. Fair value of the assets and liabilities acquired was determined using Level 3 inputs (unobservable inputs) based on a discounted cash flow method.

Under the terms of the IBP agreement, as amended, we are required to pay contingent consideration if the company is able to achieve certain development and regulatory milestones. During the year ended March 31, 2021, we paid $296 in conjunction with IBP's attainment of two of the milestones. We expect that IBP will achieve its final two milestones during the three months ending June 30, 2021, and we will pay approximately $237 to fulfill our obligation under the contingent consideration arrangement.

Note 5. Inventories

Inventories consisted of the following:

	March 31, 2021	March 31, 2020
Raw materials	$5,755	$4,738
Work in process	426	329
Finished goods	4,997	9,163
Inventories, net	$11,178	$14,230

The remaining balance of the adjustment to step up inventory acquired in the GTP Acquisition to fair value, which was included in finished goods, was $0 and $2,901, respectively, as of  March 31, 2021 and  March 31, 2020; see Note 4. "Significant Transactions."

Note 6. Property, Plant and Equipment

Property, plant and equipment were as follows:

	March 31, 2021	March 31, 2020
Land	$889	$889
Buildings	18,857	18,880
Manufacturing equipment	12,163	9,851
Computer equipment	4,350	3,601
Construction in progress	985	242
Other	1,084	1,344
Gross total	38,328	34,807
Accumulated depreciation	(16,330)	(12,741)
Property, plant and equipment, net	$21,998	$22,066

During the year ended March 31, 2021, as part of the finalization of the purchase price adjustment of GPT, we recorded an increase of $878 in the value of property, plant and equipment, net. Depreciation expense for the years ended March 31, 2021, 2020 and 2019 was $2,959, $2,234, and $2,338 respectively.

Note 7. Leases

We have operating leases for buildings and office equipment. The following table presents the lease balances within the Consolidated Balance Sheets related to our operating leases:

Lease Assets and Liabilities	Balance Sheet Location	March 31, 2021	March 31, 2020
Operating lease ROU asset	Other assets	$1,801	$2,480
Current operating lease liabilities	Other accrued expenses	1,023	1,095
Noncurrent operating lease liabilities	Other long-term liabilities	677	1,262

The components of lease costs, the weighted average remaining lease term and the weighted average discount rate were as follows:

	Year Ended March 31,
	2021	2020
Operating lease expense	$1,130	$987
Variable lease expense	272	68
Total lease expense	$1,402	$1,055
Weighted average remaining lease term in years	1.8	2.3
Weighted average discount rate	3.3%	3.9%

Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2021	2020
Cash paid for amounts included in the measurements of lease liabilities	$1,192	$914
Operating lease assets obtained in exchange for operating lease obligations	558	1,845

Maturities of lease liabilities are as follows as for the years ending March 31:

2022	$1,055
2023	580
2024	96
2025	11
Future value of lease liabilities	1,742
Less: imputed interest	42
Present value of lease liabilities	$1,700

Note 8. Goodwill and Long-Lived Assets

Goodwill arises from the excess purchase price of acquired businesses over the fair value of acquired tangible and intangible assets, less assumed liabilities. We assess the goodwill of each of our reporting units for impairment at least annually during the fourth quarter of our fiscal year and as triggering events occur that indicate it may be more likely than not that an impairment exists. We begin by performing a qualitative goodwill assessment, and if the results of that test indicate it is more likely than not an impairment exists for any reporting unit, we then perform a quantitative goodwill impairment test on the reporting unit. When we perform quantitative impairment tests, we estimate the fair value of the reporting unit using the income approach. Under the income approach, fair value is estimated as the present value of the reporting unit's estimated future cash flows. The projected cash flows incorporate various assumptions related to weighted average cost of capital, growth rates specific to the reporting unit, assumptions for net sales growth, and terminal growth rates.

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Instruments	Biopharmaceutical Development	Continuous Monitoring	Corporate and Other	Total
March 31, 2019	$29,780	$18,235	-	$18,103	259	66,377
Effect of foreign currency translation	(186)	(20)	(2,446)	-	(1)	(2,653)
Acquisitions	-	908	77,162	-	-	78,070
Impairment	-	-	-	-	(258)	(258)
March 31, 2020	29,594	19,123	$74,716	$18,103	$-	$141,536
Effect of foreign currency translation	559	63	10,715	-	-	11,337
Goodwill adjustment related to GPT acquisition	-	-	7,968	-	-	7,968
March 31, 2021	$30,153	$19,186	$93,399	$18,103	$-	$160,841

Other intangible assets were as follows:

	March 31, 2021			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$21,201	$(8,595)	$12,606	$15,731	$(6,454)	$9,277
Trade names	8,612	(3,129)	5,483	5,839	(2,855)	2,984
Customer relationships	145,754	(52,206)	93,548	146,106	(38,777)	107,329
Non-compete agreements	1,299	(1,195)	104	1,447	(1,166)	281
Total	$176,866	$(65,125)	$111,741	$169,123	$(49,252)	$119,871

The increase in the carrying amount of intangible assets was attributable to changes in foreign currency and adjustments to the preliminary purchase price of GPT that are discussed further in Note 4. "Significant Transactions." We acquired trade names as part of the GPT acquisition, which are valued at $4,990 as of March 31, 2021 and are considered to be indefinite lived. As these trade names are not subject to amortization, they are tested for impairment at least annually or more frequently if triggering events indicate it may be more likely than not that an impairment exists.

The range of useful lives and weighted-average remaining useful lives of amortizable intangible assets as of March 31, 2021 were as follows:

		Weighted Average
	Estimated Useful Life	Remaining Life
Description	(Years)	(Years)
Intellectual Property	10 - 15	8.4
Trade Name	5 - 10	4.3
Customer Relationships	5 - 10	8.5
Non-compete Agreements	5 - 10	2.0

The following is estimated amortization expense for the years ending March 31:

2022	$14,930
2023	14,721
2024	14,206
2025	12,612
2026	11,824

Amortization expense of intangibles acquired in a business combination for the years ended  March 31, 2021, 2020 and 2019 was $14,513, $10,637, and $7,090 respectively.

Note 9. Supplemental Balance Sheets Information

Accrued payroll and benefits consisted of the following:

	March 31, 2021	March 31, 2020
Bonus payable	$3,504	$4,069
Wages payable	3,562	2,485
Payroll related taxes	2,043	2,228
Other benefits payable	279	158
Total accrued payroll and benefits	$9,388	$8,940

Other accrued expenses consisted of the following:

	March 31, 2021	March 31, 2020
Accrued business taxes	$4,749	$3,555
Current operating lease liabilities	1,023	1,095
Interest payable	303	296
Professional services fees	473	857
Contingent consideration	235	504
Other	1,514	298
Total other accrued expenses	$8,297	$6,605

Note 10. Indebtedness

Credit Facility

On March 5, 2021, we entered into a four-year senior secured credit agreement that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations (together, the available facilities are referred to as the "Credit Facility").

The Credit Facility bears interest at either a base rate or a Eurodollar rate, plus an applicable spread. We have recorded customary lender fees totaling $664 within prepaid expenses and other and other assets on the Consolidated Balance Sheets. The fees are being expensed on a straight line basis over the life of the agreement.

The most restrictive financial covenants include a maximum leverage ratio of 5.50 to 1.00 for the first four testing dates on which the line of credit is outstanding; 5.0 to 1.0 on each of the fifth, sixth, seventh, and eighth testing dates; and 4.5 to 1.0 on each testing date following the eighth testing date, except that we may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Agreement also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of March 31, 2021, we were in compliance with all required covenants.

As of and throughout the year ended March 31, 2021, we had no outstanding balance under the Credit Agreement.

Convertible Notes

On August 12, 2019, we issued an aggregate principal amount of $172,500 of convertible senior notes (the “Notes). Net proceeds after deducting underwriting discounts and commissions and other related offering expenses payable approximated $167,070. The Notes mature on August 15, 2025, unless earlier repurchased or converted, and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year beginning February 15, 2020.

The Notes are initially convertible at a rate of 3.5273 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances: (i) during any calendar quarter commencing after the calendar quarter ending December 31, 2019 (and only during such calendar quarter), if the last reported sale price per share of  our common stock exceeds 130% of the conversion price for each of at least 20 trading days during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (ii) during the five consecutive business days immediately after any 10 consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of our common stock on such trading day and the conversion rate on such trading day; (iii) upon the occurrence of certain corporate events or distributions on our common stock, including certain distributions, the occurrence of a fundamental change (as defined in the indenture governing the Notes) or a transaction resulting in the Company’s common stock converting into other securities or property or assets; and (iv) at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as we receive conversion notices from noteholders.

If a fundamental change occurs prior to the maturity date, holders may require us to repurchase all or a portion of their Notes for cash at a price equal to 100% of the principal amount of the Notes to be repurchased plus unpaid accrued interest. Noteholders who convert their Notes in connection with a notice of a redemption or a make-whole fundamental change may be entitled to a premium in the form of an increase in the conversion rate of the Notes.

The circumstances required to allow noteholders to convert their Notes were met once during year ended March 31, 2021; however, none of the note holders exercised their option to convert. As of March 31, 2021, the Notes were not convertible as the circumstances for conversion were not satisfied on that date, thus classification of the Notes as a long-term liability on our Consolidated Balance Sheets as of March 31, 2021 remains appropriate. The if-converted value of the Notes did not exceed the principal balance as of March 31, 2021.

We accounted for the issuance of the Notes by bifurcating the Notes into liability and equity components. The carrying amount of the liability component was $141,427 upon issuance as calculated by measuring the fair value of a similar debt instrument that does not have an associated convertible feature using the income approach. The implied interest rate (a Level 3 unobservable input) assuming no conversion option was estimated using the Tsiveriotis-Fernandez model; all other assumptions used in measuring the fair value represent factors market participants would use in pricing the liability component, including market interest rates, credit standing, and yield curves, all of which are defined as Level 2 observable inputs. The carrying amount of the equity component, representing the value of the conversion option, was $31,073 and was determined by deducting the fair value of the liability component from the par value of the Notes. The equity component is not remeasured provided it continues to meet the conditions for equity classification. The excess of the principal amount of the liability component over its carrying amount (the debt discount) is being amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

Debt issuance costs related to the Notes include discounts and commissions payable to the initial purchasers of $5,175 and third party offering costs of $255. We allocated the total amount incurred to the liability and equity components of the Notes based on their relative values. Issuance costs attributable to the liability component were $4,452 and will be amortized to interest expense using the effective interest method over the contractual term. Issuance costs attributable to the equity component were netted with the equity component in stockholders’ equity.

The net carrying amount of the Notes was as follows:

	March 31, 2021	March 31, 2020
Principal outstanding	$172,500	$172,500
Unamortized debt discount	(23,497)	(28,205)
Unamortized debt issuance costs	(3,328)	(4,017)
Net carrying value	$145,675	$140,278

The net carrying amount of the equity component of the Notes was as follows:

	March 31, 2021	March 31, 2020
Amount allocated to conversion option	$31,073	$31,073
Less: allocated issuance costs and deferred taxes	(8,338)	(8,338)
Equity component, net	$22,735	$22,735

We recognized interest expense on the Notes as follows:

	Year Ended March 31,
	2021	2020
Coupon interest expense at 1.375%	$2,372	$1,502
Amortization of debt discounts and issuance costs	5,397	3,314
Total	$7,769	$4,816

The effective interest rate of the liability component of the note is approximately 5.5%.

See "Recently Issued Accounting Pronouncements" in Note 1. "Description of Business and Summary of Significant Accounting Policies" for the impact our anticipated April 1, 2021 adoption of ASU 2020-06 is expected to have with respect to the Notes.

Note 11. Stock Transactions and Stock-Based Compensation

In November 2005, our Board of Directors approved a program to repurchase up to 300,000 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock repurchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. There were no repurchases of our shares of common stock under this plan during the years ended March 31, 2021, 2020 and 2019. As of March 31, 2021, we have purchased 162,486 shares under this plan.

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings based on management’s estimate of the original sales price of the underlying shares.

Public Offerings of Common Stock
On June 12, 2020, we completed the sale and issuance of a total of 600,000 shares of our common stock and on June 19, 2020, our underwriters exercised in full their option to purchase an additional 90,000 shares of our common stock. The offering price to the public was $225.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses we paid, was $145,935.

On August 12, 2019, we completed the sale and issuance of a total of 431,250 shares of our common stock, which includes our underwriters' exercise in full of an option to purchase up to 56,250 additional shares. The offering price to the public was $210.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses we paid, was $84,995.

Stock-Based Compensation

Pursuant to the Mesa Laboratories, Inc. 2014 Equity Plan, we grant stock options, RSUs and PSUs to employees and non-employee directors. We issue new shares of common stock upon the exercise of stock options and the vesting of RSUs and PSUs. Shares issued pursuant to awards granted prior to The 2014 Equity Plan were issued subject to previous stock plans, and some vested awards are still outstanding under previous plans. For the purposes of counting the shares remaining as available under the 2014 Equity Plan, each share issuable pursuant to outstanding full value awards, such as RSUs and PSUs, counts as five shares issued, whereas each share underlying a stock option counts as one share issued. Under the 2014 Plan, 1,100,000 shares of common stock have been authorized and reserved for eligible participants, of which 44,039 shares were available for future grants as of March 31, 2021.

Stock-based compensation expense recognized in the Consolidated Financial Statements was as follows:

	Year Ended March 31,
	2021	2020	2019
Stock-based compensation expense	$9,268	$5,525	$4,212
Amount of income tax (benefit) recognized in earnings	(1,816)	(1,576)	(2,370)
Stock-based compensation expense, net of tax	$7,452	$3,949	$1,842

Stock Options

The weighted average assumptions utilized in the Black-Scholes option-pricing model to estimate the fair value of stock option awards granted each year were as follows:

	2021	2020	2019
Risk-free interest rate	0.27%	1.80%	2.63%
Expected life (years)	3.86	4.33	5.00
Expected dividend yield	0.10%	0.13%	0.45%
Volatility	38.83%	36.52%	35.96%
Weighted-average Black-Scholes fair value per share at date of grant	$67.66	$66.02	$54.02

The expected life of options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. The majority of options granted during the year ended March 31, 2021 vest equally on the first, second, and third anniversary of the grant date. Expected stock price volatility is based on historical volatility of our own stock price over the period of time commensurate with the expected life of the award. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. The dividend yield assumption is based on our anticipated cash dividend payouts. The amounts shown above for the estimated fair value per option granted are before the estimated effect of forfeitures, which reduces the amount of expense recorded in our Consolidated Statements of Income. We base forfeiture rates on company-specific historical experience of similar awards for similar subsets of our employee population.

Stock option activity under The 2006 Equity Compensation plan and The 2014 Equity Plan as of March 31, 2021, and changes for the year then ended are presented below (shares and dollars in thousands, except per-share data):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2020	286	$107.72	3.1	33,927
Awards granted	36	226.72
Awards forfeited or expired	(13)	115.23
Awards exercised or distributed	(56)	84.40
Outstanding as of March 31, 2021	253	$129.55	2.7	$28,856
Exercisable as of March 31, 2021	121	$102.31	2.0	$17,155
Vested and expected to vest, March 31, 2021	246	$132.59	2.7	$28,847

The total intrinsic value of stock options exercised during the years ended  March 31, 2021, 2020 and 2019 was $9,559, $9,574, and $10,895, respectively. Unrecognized stock-based compensation expense for stock options as of  March 31, 2021 was $3,758 and is expected to be recognized over a weighted average period of 2.2 years. The total fair value of options vested was $2,005, $1,912, and $2,400 during the years ended March 31, 2021, 2020 and 2019, respectively. The weighted-average grant price of awards granted during the years ended March 31, 2020 and March 31, 2019 was $206.35 and $144.96, respectively.

Time-Based Restricted Stock Units (RSUs)

RSU activity under The 2014 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Time-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2020	28	$180.15	1.7	$6,258
Awards granted	22	231.61
Awards forfeited or expired	(3)	204.30
Awards distributed	(10)	189.01
Nonvested as of March 31, 2021	37	$206.56	1.1	$8,948

There were 34 RSUs with a weighted average grant date fair value per share of $206.30 that are expected to vest as of March 31, 2021. For the years ended March 31, 2020 and 2019, the weighted average fair value per RSU granted was $213.31 and $157.14, respectively. Unrecognized stock-based compensation expense for RSUs that we have determined are probable of vesting was $4,396 as of March 31, 2021. The total fair value of RSUs vested was $1,819, $959, and $460 during the years ended March 31, 2021, 2020 and 2019.

Performance-Based Restricted Stock Units (PSUs)

PSU activity under The 2014 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2020 at target	22	$204.68	1.6	$4,903
Awards forfeited or expired at target	(2)	228.27
Nonvested as of March 31, 2021 at target	20	$207.88	0.8	$4,884
Expected to vest	34	$195.78	0.6	8,359

For the year ended March 31, 2020, and March 31, 2019, the average fair value per PSU granted was $215.47 and $192.99. Unrecognized stock-based compensation expense for PSUs that we have determined probable of vesting was $841 as of March 31, 2021 and is expected to be recognized over a weighted average period of 0.6 years. No PSUs were distributed during the years ended March 31, 2021, March 31, 2020, or  March 31, 2019.

During the year ended March 31, 2020, we awarded PSUs to key employees of GPT that are subject to both service and performance conditions ("GPT PSUs"). Originally, the GPT PSUs had a grant date fair value of $240.52 per share and vest based on continued service, completion of certain compliance requirements related to the acquisition; and achievement of specific financial performance targets for the period from January 1, 2020 through March 31, 2021. The quantity of shares that will be issued upon vesting would range from 0% to 150% of the targeted number of shares; if financial performance is less than 90% of targets, then no shares would vest. During the year ended March 31, 2021, our Compensation Committee modified the performance targets for these grants, and as a result, they will vest at 60% of the modified performance target. We recorded the change to the performance target as a modification of the award, resulting in $432 of expense recorded during the three months ended March 31, 2021 and we expect to record an additional $18 of expense during the three months ending June 30, 2021. We expect to issue 2 shares to recipients of GPT PSUs during the three months ending June 30, 2021.

During the year ended March 31, 2020, we awarded 8 PSUs (the "FY 20 PSUs") that are subject to both service and performance conditions to eligible employees. The FY 20 PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from April 1, 2019 through March 31, 2022 and on a pro-rata basis after 12 months of continued service through June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest. During the year ended March 31, 2021, we adjusted our estimate of the FY 20 PSUs that we expect to vest based on results achieved and expected to be achieved and we recorded total cumulative effect catch-ups of $394 ($290 after taxes and $0.06 per basic and diluted share). As a result of our new estimate of achievement against our performance targets, we expect expense associated with the FY 20 PSUs that are expected to vest to be approximately $95 per quarter.

During the year ended March 31, 2019, we awarded 11 PSUs (the "FY19 PSUs") with a grant date fair value of $192.99 per share. The awards vest both based on our achievement of specific performance criteria for the three-year period from April 1, 2018 through March 31, 2021, as well as on a pro-rata basis after 12 months of continued service through June 15, 2021. Subject to final adjustments, we expect to issue 27 shares under the FY 19 PSUs plan based on actual performance results. During the year ended March 31, 2021, we recorded net cumulative effect true ups of $997 ($734 net of tax and $0.15 and $0.14 per basic and diluted share, respectively) related to the FY19 PSUs. During the three months ending June 30, 2021, we expect to record an additional $364 of expense representative of the ongoing service element of the award.

Note 12. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similarly to basic earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include common shares related to stock options and RSUs (collectively “stock awards”) and convertible debt. Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such shares underlying the Notes were excluded from the diluted EPS calculation for the year ended March 31, 2021.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share (shares in thousands):

	For the Year Ended March 31,
	2021	2020	2019
Net income available for shareholders	$3,274	$1,778	$7,484
Weighted average outstanding shares of common stock	4,975	4,200	3,839
Dilutive effect of stock options	125	159	186
Dilutive effect of RSUs	10	12	8
Dilutive effect of PSUs	14	-	-
Fully diluted shares	5,124	4,371	4,033

Basic earnings per share	$0.66	$0.42	$1.95
Diluted earnings per share	$0.64	$0.41	$1.86

 The following stock awards were excluded from the calculation of diluted EPS:

	For the Year Ended March 31,
	2021	2020	2019
Assumed conversion of convertible debt	608	387	-
Stock awards that were anti-dilutive	44	24	1
Stock awards subject to performance conditions	14	18	10
Total stock awards excluded from diluted EPS	666	429	11

Note 13. Employee Benefit Plans

We adopted the Mesa Laboratories, Inc. 401(K) Retirement Plan effective January 1, 2000. Under this plan, we match 100% of the first 4% of pay contributed by each eligible employee, and contributions vest immediately. Participation is voluntary, and employees are eligible on the first day of the month following their start date. For certain GPT subsidiaries, we have maintained the terms of the 401(K) plan that was in effect for the business immediately prior to acquisition. Under this plan, we match 100% of the first 6% of pay contributed by each eligible employee, and contributions vest over three years. For the years ended March 31, 2021, 2020 and 2019, respectively, we contributed $935, $661, and $663 to 401(K) retirement plans on behalf of employees.

Note 14. Income Taxes

Earnings before income taxes are as follows:

	Year Ended March 31,
	2021	2020	2019
Domestic	$6,297	$16,059	$12,133
Foreign	(3,994)	(12,197)	(3,510)
Total earnings before income taxes	$2,303	$3,862	$8,623

The components of our provision for income taxes are as follows:

	Year Ended March 31,
	2021	2020	2019
Current tax provision
U.S. Federal	$1,500	$2,348	$1,831
U.S. State	628	814	449
Foreign	404	993	1,166
Total current tax expense	2,532	4,155	3,446
Deferred tax provision:
U.S. Federal	(2,410)	60	(741)
U.S. State	(619)	599	(106)
Foreign	(474)	(2,730)	(1,460)
Total deferred tax benefit	(3,503)	(2,071)	(2,307)
Total income tax (benefit) expense	$(971)	$2,084	$1,139

The components of net deferred tax assets and liabilities are as follows:

	March 31, 2021	March 31, 2020
Deferred tax assets:
Net operating loss	$8,990	8,874
Stock compensation deductible differences	2,099	1,265
Inventories	838	504
Allowances and reserves	1,471	105
Accrued employee-related expenses	209	$208
Credits	169	47
Other	25	458
Total deferred tax assets	13,801	11,461
Deferred tax liabilities:
Goodwill and intangible assets	(23,029)	(24,825)
Debt	(4,723)	(5,982)
Property, plant and equipment	(1,275)	(1,286)
Other	(29)	(65)
Total deferred tax liabilities	(29,056)	(32,158)
Valuation allowance	(404)	(391)
Net deferred tax liability	$(15,659)	$(21,088)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to income before income taxes is as follows:

	Year Ended March 31,
	2021	2020	2019
Federal income taxes at statutory rates	$483	$811	$1,811
State income taxes, net of federal benefit	(221)	1,122	208
Tax benefit of stock option exercises	(1,816)	(1,576)	(2,034)
Foreign-derived intangible income deduction	(999)	-	-
Research and development credit	(165)	(191)	(158)
Limitation for 162(m)	1,113	1,112	766
Foreign rate differential	810	657	-
Other	(176)	149	546
Total income tax (benefit) expense	$(971)	$2,084	$1,139

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Our federal tax returns for all years after 2017, state tax returns after 2016 and foreign tax returns after 2016 are subject to future examination by tax authorities for all our tax jurisdictions. Although the outcome of tax audits, if any, is always uncertain, we believe that we have adequately accrued for all amounts of tax, including interest and penalties and any adjustments that may result. The tax year ended  December 31, 2018 for Gyros US, Inc., and its subsidiary (together "Gyros U.S."), which we acquired as part of the GPT Acquisition, is under examination by the IRS. Additionally, the tax year ended March 31, 2019 for Mesa Laboratories, Inc. is under review by the IRS. We expect the examinations for these tax years to be completed during the year ending March 31, 2022.

We recognize interest and penalties related to unrecognized tax benefits in other expense and general and administrative expense, respectively. Accrued interest and penalties related to unrecognized tax benefits were $0, $19 and $40 as of March 31, 2021, 2020 and 2019, respectively.

A reconciliation of the changes in the balance of unrecognized tax benefit amounts is as follows:

	Year Ended March 31,
	2021	2020	2019
Beginning balance	$653	$1,361	$827
Decreases related to prior period tax positions	(629)	(1,027)	-
Increases related to current period tax positions	40	319	534
Ending balance	$64	$653	$1,361

During the year ended March 31, 2021, we recorded an income tax benefit of approximately $630, including interest, related to our foreign-derived intangible income deduction recognition based on updated Treasury Regulations, and application of those regulations to our operations, which reduced the effective tax rate by 6.0%.  The remaining amount of tax benefits that, if recognized, would affect the effective tax rate was $64 as of March 31, 2021, excluding interest and penalties.

We expect that the remaining amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a significant impact on our consolidated statements of operations or consolidated balance sheets. At this time, we expect resolution of the uncertain tax position within 12 months.

As of March 31, 2021, and March 31, 2020, respectively, undistributed earnings of our foreign subsidiaries amounted to $9,951 and $12,900, respectively. Those earnings are considered indefinitely reinvested and, accordingly, no U.S. federal and state income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, we would be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to the various foreign countries. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable because of the complexities associated with its hypothetical calculation; however, unrecognized foreign tax credits would be available to reduce a portion of the U.S. tax liability. Furthermore, as a result of the Tax Cuts and Job Act, a significant portion of the distribution may not be subject to current U.S. income taxes, resulting in no foreign tax credits.

As of March 31, 2021, we had $27,547 of gross net operating losses for foreign tax purposes. The foreign net operating losses do not expire. Furthermore, Gyros U.S. had gross net operating loses of $11,936 and $11,449, for federal and state tax purposes, respectively, of which the federal net operating losses do not expire, and the state net operating losses begin to expire in the 2022 tax year. In addition, we had $16 of foreign tax credit carryovers which will expire in the tax year 2029. Gyros U.S. also had $153 of Research and Development credit carryforward which will begin to expire in the 2030 tax year.

Note 15.  Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of March 31, 2021, we are not party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. The determination of nexus varies by state and often requires technical knowledge of each jurisdiction's tax case law. During the year ended March 31, 2021, we determined that certain subsidiaries of GPT had established nexus in various jurisdictions during prior periods without properly collecting and remitting sales tax, and in certain cases had collected sales tax and not remitted it. We estimate the total net exposure including interest and penalties is $2,714, which is included in other accrued expenses on the Consolidated Balance Sheets. Approximately $1,899 of the liability is considered a preacquisition contingency and is included in purchase accounting, which is described in further detail in Note 4. "Significant Transactions." The remainder of the liability represents $565 of sales tax payable for sales made in states where we have established nexus and $250 of interest incurred on the liabilities subsequent to the date of acquisition. The amount ultimately remitted may differ from our estimates, which could materially impact the financial statements. We reevaluate the estimated liability each reporting period. We expect to resolve the liability during the fiscal year ending  March 31, 2022.

Note 16.  Segment Data

Segment information is prepared on the same basis that our CEO, who is our Chief Operating Decision Maker, uses to manage the segments, evaluate financial results, and make key operating decisions. We have four reportable segments based primarily upon product type: Sterilization and Disinfection Control, Instruments, Biopharmaceutical Development, and Continuous Monitoring. When determining the reportable segments, we aggregated operating segments based on their similar economic and operating characteristics. We evaluate the performance of our operating segments based on revenues, organic revenues growth, and gross margin. The accounting policies of the operating segments are the same as those described in Note 1. "Description of Business and Summary of Significant Accounting Policies." The following tables set forth our segment information:

	Year Ended March 31,
	2021	2020	2019
Total revenues (a)
Sterilization and Disinfection Control	$53,119	$49,660	$46,297
Instruments	32,465	37,984	36,125
Biopharmaceutical Development	33,892	13,851	-
Continuous Monitoring	14,461	13,729	13,806
Reportable segment revenues	133,937	115,224	96,228
Corporate and Other (b)	-	2,463	6,907
Total revenues (a)	$133,937	$117,687	$103,135

Gross profit (loss)
Sterilization and Disinfection Control	$39,870	$35,797	$31,861
Instruments	20,158	24,247	22,866
Biopharmaceutical Development	21,035	382	-
Continuous Monitoring	5,954	4,518	5,582
Reportable segment gross profit	87,017	64,944	60,309
Corporate and Other (b)	(3)	418	607
Gross profit	$87,014	$65,362	$60,916
Reconciling Items:
Operating expenses	74,656	57,439	51,135
Operating income	12,358	7,923	9,781
Nonoperating expense, net	10,055	4,061	1,158
Earnings before income taxes	$2,303	$3,862	$8,623

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Non-reportable operating segments (including our Cold Chain Packaging Division which ceased operations during the year ended March 31, 2020) and unallocated corporate expenses are reported within Corporate and Other.

	Year Ended March 31,
	2021	2020	2019
Depreciation and amortization
Sterilization and Disinfection Control	$857	$902	$902
Instruments	164	179	207
Biopharmaceutical Development	1,427	672	-
Continuous Monitoring	256	328	272
Reportable segment depreciation and amortization	2,704	2,081	1,381
Corporate and Other (c)	14,956	10,909	8,047
Depreciation and amortization	$17,660	$12,990	$9,428

Capital expenditures
Sterilization and Disinfection Control	$136	$291	$384
Instruments	128	165	56
Biopharmaceutical Development	539	233	-
Continuous Monitoring	40	201	254
Reportable segment capital expenditures	843	890	694
Corporate and Other	1,149	608	568
Capital expenditures	$1,992	$1,498	$1,262

(c)

Amortization of intellectual property is included in the calculation of gross margin by segment. Amortization pertaining to other types of intangible assets, such as customer relationships and trademarks, is included in general and administrative on the Consolidated Statements of Income. Within the table above, the depreciation and amortization costs that are included in calculating the gross margin of the noted segment are included; other costs such as amortization that is recorded to general and administrative expense is shown in corporate and other.

The following table sets forth net inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	March 31, 2021	March 31, 2020
Sterilization and Disinfection Control	$2,333	$2,104
Instruments	3,253	3,065
Biopharmaceutical Development	4,162	7,438
Continuous Monitoring	1,430	1,623
Reportable segment Inventory	11,178	14,230
Corporate and administrative	-	-
Total inventories	$11,178	$14,230

The following table sets forth a summary of long-lived assets by geographic area. Long-lived assets exclude goodwill and intangible assets acquired in a business combination.

	As of March 31,
	2021	2020
United States	$21,443	$23,306
Foreign	3,085	1,240
Total	$24,528	$24,546

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Year Ended March 31,
	2021	2020	2019
United States	$71,387	$66,344	$64,828
Foreign	62,550	51,343	38,307
Total revenues	$133,937	$117,687	$103,135

No customer accounts for 10% or more of our revenues. No foreign country exceeds 10% of total revenues.

Note 17. Quarterly Results (unaudited)

Quarterly financial information for the years ended  March 31, 2021 and 2020 is summarized as follows. Earnings per share per quarter will not sum to reported annual earnings per share due to differences in average outstanding shares as reported on a quarterly basis (in thousands, except per share data):

2021	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$29,941	$31,860	$34,172	$37,964
Gross profit	20,340	21,285	20,653	24,736
Net income (loss)	1,217	2,679	(4,542)	3,920
Basic earnings (loss) per share	$0.27	$0.52	$(0.89)	$0.76
Diluted earnings (loss) per share	0.26	0.51	(0.89)	0.74

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$26,288	$25,536	$31,655	$34,208
Gross profit	16,204	15,586	14,803	18,769
Net income	4,662	3,172	(4,504)	(1,552)
Basic earnings per share	$1.20	$0.76	$(1.03)	$(0.37)
Diluted earnings per share	1.14	0.73	(1.03)	(0.37)

Note 18. Subsequent Events

In April 2021, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2021, to shareholders of record at the close of business on May 31, 2021.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as March 31, 2021.

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

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2021, using the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of  March 31, 2021.

Our independent auditor, Plante & Moran, PLLC, a registered public accounting firm, is appointed by the Audit Committee of our Board of Directors, subject to ratification by our shareholders. Plante & Moran, PLLC has issued an unqualified opinion on the effectiveness of our internal controls over financial reporting as of March 31, 2021, which appears in Item 8. Financial Statements and Supplementary Data of this form 10-K.

Changes in internal control over financial reporting

The GPT Acquisition was completed on October 31, 2019, and the financial results of GPT are included in our Consolidated Financial Statements as of March 31, 2020 and for the period then ended, and as of March 31, 2021 and for the year then ended. During the time since acquisition, we have assessed the control environment of GPT; made certain changes to GPT's internal controls over financial reporting, including design changes that were required as we brought GPT onto our enterprise resource planning tool; and performed testing over the operating effectiveness of many of GPT's internal controls. We now consider GPT to be included in the scope of our assessment of internal controls over financial reporting.

Item 9B. Other Information

None.

Part III

Item 10. Directors, executive officers and Corporate Governance

Incorporated by reference from the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2021.

Item 11. Executive Officers and Compensation

Incorporated by reference from the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of March 31, 2021. All options reflected are options to purchase common stock.

	(a) Number of Securities to be Issued upon Exercising of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity Compensation Plan Approved by Security Holders	339,944	$129.55	44,039
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	339,944	$129.55	44,039

1.

Includes shares issuable in connection with awards with performance conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. We have accounted for the shares based on the current achievement as of March 31, 2021. The weighted average exercise price in column (b) includes the weighted average exercise price of options only.

2.

Includes 44,039 shares remaining available under the 2014 Equity Plan. Each share underlying a full value awards such as restricted stock, or performance shares count as five shares used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2021.

Item 14. Principal Accountant Fees and Services

Incorporated by reference from the definitive Proxy Statement for our 2021 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2021.

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

3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2019 (Commission File Number: 000-11740)).

4.1	Base Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.1 to Mesa Laboratories Inc.'s report on Form 8-K filed on August 12, 2019 (Commission File Number: 000-11740)).

4.2	First Supplemental Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from exhibit 4.2 to Mesa Laboratories Inc.'s report on Form 8-K filed on August 12, 2019 (Commission File Number: 000-11740)).

4.3	Description of securities registered under section 12.

10.1	Credit Agreement dated as of March 5, 2021 among Mesa Laboratories, Inc., the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent.

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

10.3.3 *

Form of 2014 Equity Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on June 11, 2018 (Commission File Number: 000-11740)).

10.3.4 *

Form of 2019 Performance Share Unit Agreement, issued under the 2014 Equity Plan (incorporated by reference from Exhibit 10.3.4 to Mesa Laboratories, Inc’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740)).

10.3.5 *	Form of 2020 Performance Share Unit Agreement, issued under the 2014 Equity Plan (incorporated by reference from exhibit 10.1 to Mesa Laboratories Inc.'s report on Form 10-Q filed on July 30, 2019 (Commission File Number: 000-11740)).

10.3.6*	Form of 2021 Restricted Stock Unit Agreement, issued under the 2014 Equity Plan.

10.4 *

Form of Confidentiality, Non-Compete and Non-Solicitation Agreement (incorporated by reference from Exhibit 10.4 to Mesa Laboratories, Inc’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740)).

10.5 * α	Form of Executive Employment Agreement (incorporated by reference from Exhibit 10.1 to Mesa Laboratories, Inc.’s report on Form 8-K filed on April 11, 2017 (Commission File Number 000-11740)).

21.1	Subsidiaries of Mesa Laboratories, Inc.

23.1

Consent of Plante & Moran, PLLC, independent registered public accounting firm, to the incorporation by reference in the Registration Statements on Form S-8 (file numbers 333-206551, 333-186893 and 333-152210) and Form S-3 (file number 333-225451) of their report dated June 1, 2021, included in the Registrant's Annual Report on Form 10-K for the year ended March 31, 2021.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

101.INS+	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Indicates a management contract or compensatory plan, contract or arrangement.

α Mesa Laboratories, Inc. has entered into an Executive Employment Agreement with each of Gary M. Owens and John V. Sakys.

+ Filed electronically herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: June 1, 2021	By:	/s/ Gary M. Owens
Gary M. Owens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/John J. Sullivan, Ph.D.	Chairman of the Board of Directors	June 1, 2021
John J. Sullivan

/s/Gary M. Owens	Chief Executive Officer, President,	June 1, 2021
Gary M. Owens	and Director

/s/John V. Sakys	Chief Financial and Chief Accounting Officer,	June 1, 2021
John V. Sakys	and Treasurer

/s/John B. Schmieder	Director	June 1, 2021
John B Schmieder

/s/Jennifer S. Alltoft	Director	June 1, 2021
Jennifer S. Alltoft

/s/Evan Guillemin	Director	June 1, 2021
Evan Guillemin

/s/David M. Kelly	Director	June 1, 2021
David M. Kelly

/s/ Shannon Hall	Director	June 1, 2021
Shannon Hall