Form 10-Q
period 2021-06-30
MESA LABORATORIES INC /CO/
filed 2021-08-05
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,203,412 shares of the Issuer’s common stock, no par value, outstanding as of July 29, 2021.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except share amounts)

	June 30,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$275,710	$263,865
Accounts receivable, less allowances of $232 and $218, respectively	20,578	23,787
Inventories, net	12,122	11,178
Prepaid expenses and other	6,901	4,919
Total current assets	315,311	303,749
Property, plant and equipment, net	21,951	21,998
Deferred tax asset	623	616
Other assets	2,200	2,530
Intangibles, net	109,680	111,741
Goodwill	162,725	160,841
Total assets	$612,490	$601,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,045	$4,473
Accrued payroll and benefits	10,540	9,388
Unearned revenues	8,941	8,777
Other accrued expenses	9,922	9,945
Total current liabilities	33,448	32,583
Deferred tax liability	10,814	16,275
Other long-term liabilities	530	715
Convertible senior notes, net of discounts and debt issuance costs	168,695	145,675
Total liabilities	213,487	195,248
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,198,892 and 5,140,568 shares, respectively	298,203	317,652
Retained earnings	79,313	72,459
Accumulated other comprehensive income	21,487	16,116
Total stockholders’ equity	399,003	406,227
Total liabilities and stockholders’ equity	$612,490	$601,475

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2021	2020

Revenues	$34,920	$29,941
Cost of revenues	12,709	9,601
Gross profit	22,211	20,340
Operating expenses:
Selling	4,858	4,075
General and administrative	11,419	10,099
Research and development	2,811	2,596
Total operating expenses	19,088	16,770
Operating income	3,123	3,570
Nonoperating expenses
Interest expense and amortization of debt discount	874	1,919
Other expense, net	831	897
Total nonoperating expense	1,705	2,816
Earnings before income taxes	1,418	754
Income tax (benefit)	(577)	(463)
Net income	$1,995	$1,217

Earnings per share:
Basic	$0.39	$0.27
Diluted	$0.38	$0.26

Weighted-average common shares outstanding:
Basic	5,152	4,528
Diluted	5,301	4,669

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2021	2020

Net income	$1,995	$1,217
Other comprehensive income:
Foreign currency translation adjustments	5,371	12,860
Comprehensive income	$7,366	$14,077

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$1,995	$1,217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,572	3,908
Stock-based compensation	2,197	1,268
Non-cash interest and debt amortization	221	1,326
Other	(826)	55
Cash provided by changes in operating assets and liabilities:
Accounts receivable, net	3,285	4,251
Inventories, net	(753)	(1,194)
Prepaid expenses and other assets	(1,631)	(1,982)
Accounts payable	(476)	(913)
Accrued liabilities and taxes payable	867	(4,377)
Unearned revenues	138	(1,299)
Net cash provided by operating activities	9,589	2,260
Cash flows from investing activities:
Purchases of property, plant and equipment	(653)	(216)
Net cash (used in) investing activities	(653)	(216)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	-	145,935
Dividends	(824)	(704)
Proceeds from the exercise of stock options	1,089	1,654
Net cash provided by financing activities	265	146,885
Effect of exchange rate changes on cash and cash equivalents	2,644	642
Net increase in cash and cash equivalents	11,845	149,571
Cash and cash equivalents at beginning of period	263,865	81,380
Cash and cash equivalents at end of period	$275,710	$230,951

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227
Exercise of stock options and vesting of restricted stock units	58,324	1,089	-	-	1,089
Dividends paid, $0.16 per share	-	-	(824)	-	(824)
Stock-based compensation expense	-	2,197	-	-	2,197
Foreign currency translation	-	-	-	5,371	5,371
Cumulative adjustment due to adoption of ASU No. 2020-06	-	(22,735)	5,683	-	(17,052)
Net income	-	-	1,995	-	1,995
June 30, 2021	5,198,892	$298,203	$79,313	$21,487	$399,003

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2020	4,387,140	$158,023	$72,359	$(10,369)	$220,013
Proceeds from the issuance of common stock, net of issuance costs of $9,315	690,000	145,935	-	-	145,935
Exercise of stock options and vesting of restricted stock units	25,799	1,654	-	-	1,654
Dividends paid, $0.16 per share	-	-	(704)	-	(704)
Stock-based compensation expense	-	1,268	-	-	1,268
Foreign currency translation	-	-	-	12,860	12,860
Adoption of accounting standards, net	-	-	(9)	-	(9)
Net income	-	-	1,217	-	1,217
June 30, 2020	5,102,939	306,880	72,863	2,491	382,234

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

As of June 30, 2021, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Instruments division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Continuous Monitoring division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturing facilities, blood banks, pharmacies, and laboratory environments. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended  March 31, 2021.

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year, and references to the first quarter of fiscal year 2022 refers to the period from April 1, 2021 through June 30, 2021.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. The current global business environment continues to be impacted directly and indirectly by the effects of the novel coronavirus ("COVID-19"), and it is not possible to accurately predict the future impact of COVID-19. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected by the impacts of COVID-19 during the near term:

●

Estimates regarding the future financial performance of the business used in the impairment tests for goodwill and long-lived assets acquired in a business combination; however, we identified no triggering events since our impairment analysis was completed during the quarter ended March 31, 2021;

●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates regarding recoverability for customer receivables;
●	Estimates of the net realizable value of inventory.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to or are not expected to have a significant impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of both liabilities and equity, such as our convertible senior notes, due 2025 (the "Notes"). ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted at the beginning of any fiscal year after December 15, 2020. The update permits the use of either the modified retrospective or full retrospective method of transition.

We early adopted ASU 2020-06 effective April 1, 2021 on a modified retrospective basis, and our adoption of this standard had a material effect on our consolidated financial statements. Upon adoption, we derecognized the $22,735 equity conversion feature, net of taxes, that was recorded to common stock, and we derecognized the deferred tax liability of $5,747. We recorded an increase to the Note balance of an aggregate $22,799 as a result of the reversal of the separation of the debt and equity components of the convertible debt. The net effect of these adjustments, which represents historical non-cash interest expense, net of taxes of $5,683, was recorded as an increase in the balance of beginning retained earnings as of April 1, 2021. The adoption of this standard will significantly decrease the amount of non-cash interest expense recognized in future periods as a result of eliminating the discount associated with the equity component. Our statements of cash flows reflect the lower non-cash interest expense in effect after the adoption of ASU No. 2020-06.

We have always intended to settle the Notes in shares of common stock rather than in cash, in each period in which the Notes have been outstanding, and therefore, we have applied the if-converted method to calculate the potentially dilutive impact of the Notes on earnings per share. In each reporting period, we have determined that the Notes were antidilutive. Due to decreases in non-cash interest expense that will result from the adoption of ASU 2020-06, it is likely the Notes will have a dilutive effect in future periods, which would decrease our diluted earnings per share.

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

The following tables present disaggregated revenues for the quarters ended June 30, 2021 and 2020, respectively:

	Three Months Ended June 30, 2021
	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
Discrete Revenues
Consumables	$12,876	$3,608	$942	$10	$17,436
Hardware and Software	160	3,557	5,238	1,844	10,799
Services	701	582	1,382	853	3,518
Contracted Revenues
Services	1,413	1,130		624	3,167
Total Revenues	$15,150	$8,877	$7,562	$3,331	$34,920

	Three Months Ended June 30, 2020
	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
Discrete Revenues
Consumables	$11,484	$1,939	$808	$30	$14,261
Hardware and Software	129	2,556	5,020	1,955	9,660
Services	250	782	1,852	531	3,415
Contracted Revenues
Services	1,204	672	-	729	2,605
Total Revenues	$13,067	$5,949	$7,680	$3,245	$29,941

Revenues from external customers are attributed to individual countries based upon locations to which the products are shipped or exported, as follows:

	Three Months Ended June 30,
	2021	2020
United States	$18,455	$16,372
Foreign	16,465	13,569
Total revenues	$34,920	$29,941

No foreign country exceeds 10% of total revenues.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for services, resulting in unearned revenues or customer deposits, called contract liabilities, which are included within other accrued expenses and unearned revenues in the accompanying Condensed Consolidated Balance Sheets. We did not have any contract assets as of June 30, 2021 or March 31, 2021. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2021	$8,994
Prior year liabilities recognized in revenues during the quarter ended June 30, 2021	(2,448)
Contract liabilities added during the quarter ended June 30, 2021, net of revenues recognized	3,144
Contract liabilities balance as of June 30, 2021	$9,690

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value. We measure our cash equivalents at fair value and classify them within Level 1 of the fair value hierarchy, and we value them using quoted market prices in an active market. Cash and cash equivalents on our Condensed Consolidated Balance Sheets included $230,822 in a money market account at both June 20, 2021 and March 31, 2021.

During fiscal year 2020, we issued $172,500 aggregate principal of 1.375% convertible senior notes due August 15, 2025. We estimate the fair value of the Notes based on level 2 inputs of the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes are as follows:

	June 30, 2021		March 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$168,695	$198,806	$145,675	$188,780

The carrying value of the Notes increased as a result of the adoption of ASU 2020-06, discussed further in Note 1. "Description of Business and Summary of Significant Accounting Policies" and Note 6. "Indebtedness."

Assets recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. There were no transfers between the levels of the fair value hierarchy during the quarter ended June 30, 2021 or the quarter ended June 30, 2020.

Cash and cash equivalents and accounts receivables are the financial instruments that subject us to the highest concentration of credit risk. It is our policy to invest in highly liquid cash equivalent financial instruments with high credit ratings, and to maintain low single issuer exposure (except U.S. treasuries). Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. We reserve an allowance for potential write-offs of accounts receivable using historical collection experience, but we have not written off any significant accounts to date. To manage credit risk, we consider the creditworthiness of new and existing customers, and we regularly review outstanding balances and payment histories. We  may require pre-payments from customers under certain circumstances and  may limit future purchases until payments are made on past due amounts.

Note 4. Inventories, Net

Inventories consist of the following:

	June 30, 2021	March 31, 2021
Raw materials	$6,375	$5,755
Work in process	447	426
Finished goods	5,300	4,997
Inventories, net	$12,122	$11,178

Note 5. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	June 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$21,440	$(9,053)	$12,387	$21,201	$(8,595)	$12,606
Trade names	8,702	(3,197)	5,505	8,612	(3,129)	5,483
Customer relationships	147,504	(55,810)	91,694	145,754	(52,206)	93,548
Non-compete agreements	1,299	(1,205)	94	1,299	(1,195)	104
Total	$178,945	$(69,265)	$109,680	$176,866	$(65,125)	$111,741

Amortization expense for finite-lived intangible assets acquired in a business combination was $3,816 and $3,354 for the quarters ended June 30, 2021 and 2020, respectively. During the quarter ended June 30, 2020, we reduced the value of our intangible assets due to a purchase price adjustment that resulted in a cumulative effect net decrease to amortization expense of $334.

The following is estimated amortization expense for the fiscal years ending March 31,:

Remainder of 2022	11,338
2023	14,920
2024	14,405
2025	12,808
2026	12,017

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
March 31, 2021	30,153	$93,399	19,186	$18,103	$160,841
Effect of foreign currency translation	99	1,774	11	-	1,884
June 30, 2021	$30,252	$95,173	$19,197	$18,103	$162,725

Note 6. Indebtedness

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

The Credit Facility bears interest at either a base rate or a Eurodollar rate, plus an applicable spread. The balance of unamortized customary lender fees of $609 and $650 as of June 30, 2021 and  March 31, 2021, respectively, are recorded within prepaid expenses and other assets on our Condensed Consolidated Balance Sheets. The fees are being expensed on a straight line basis over the life of the agreement.

The most restrictive financial covenants include a maximum leverage ratio of 5.50 to 1.00 for the first four testing dates on which the line of credit is outstanding; 5.0 to 1.0 on each of the fifth, sixth, seventh, and eighth testing dates; and 4.5 to 1.0 on each testing date following the eighth testing date, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  June 30, 2021, we were in compliance with all required covenants.

As of and throughout the quarter ended  June 30, 2021, we had no outstanding balance under the Credit Facility. We are obligated to pay unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio. Since the Credit Facility's inception, the rate applied to our unused commitment fees has been 0.15%. We incurred $37 and $0 in unused commitment fees during the quarters ended June 30, 2021 and 2020, respectively.

Convertible Notes

We issued the Notes on August 12, 2019, and they mature on August 15, 2025, unless earlier repurchased or converted. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year beginning on February 15, 2020. They are initially convertible at a conversion rate of 3.5273 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances:

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

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as we receive conversion notices from note holders. The circumstances necessary for conversion were not met during the quarter ended June 30, 2021. As of June 30, 2021, the Notes are classified as a long-term liability on our Condensed Consolidated Balance Sheets as the circumstances necessary for conversion were not satisfied as of the end of the quarter. The if-converted value of the Notes did not exceed the principal balance as of  June 30, 2021.

Debt issuance costs related to the Notes are comprised of discounts and commissions payable to the initial purchasers of $5,175 and third party offering costs of $255. The debt issuance costs are being amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

Due to our adoption of ASU No. 2020-06 on April 1, 2021, we no longer bifurcate the Notes into a liability and an equity component in our Condensed Consolidated Balance Sheets (see Note 1. "Description of Business and Summary of Significant Accounting Policies"). The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs. The equity conversion feature that was recorded to common stock, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.

The net carrying amount of the Notes were as follows:

	June 30, 2021	March 31, 2021
Principal outstanding	$172,500	$172,500
Unamortized debt discount attributable to equity	-	(23,497)
Unamortized debt issuance costs	(3,805)	(3,328)
Net carrying value	$168,695	$145,675

We recognized interest expense on the Notes as follows:

	Three Months Ended June 30,
	2021	2020
Coupon interest expense at 1.375%	$593	$593
Amortization of debt discounts and issuance costs	221	1,326
Total	$814	$1,919

The effective interest rate on the notes is approximately 1.9%. Prior to the adoption of ASU 2020-06, the effective interest rate was approximately 5.5%.

Note 7. Stockholders' Equity

Stock-Based Compensation

Amounts recognized related to stock-based compensation are as follows:

	Three Months Ended June 30,
	2021	2020
Stock-based compensation expense	$2,197	$1,268
Amount of income tax (benefit) recognized in earnings	(2,785)	(925)
Stock-based compensation expense, net of tax	$(588)	$343

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Income.

The following is a summary of stock option award activity for the quarter ended June 30, 2021:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	253	$129.55	2.7	$28,856
Awards granted	-	-
Awards forfeited or expired	(2)	170.93
Awards exercised or distributed	(19)	96.18
Outstanding as of June 30, 2021	232	$131.90	2.5	$32,299

The following is a summary of restricted stock unit ("RSU") award activity for the quarter ended June 30, 2021:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2021(1)	37	$206.56	20	$207.88
Awards granted	-	-	-
Performance adjustment(2)	-	-	16	190.07
Awards forfeited	(1)	205.19	-
Awards distributed	(14)	214.91	(28)	197.81
Outstanding as of June 30, 2021(1)	22	$201.50	8	$202.00

(1)	Balances for performance-based restricted stock units ("PSUs") are reflected at target.
(2)

During the quarter ended June 30, 2021, the fiscal year 2019 PSUs vested and were paid at 280% of target, based on actual performance results and completion of service conditions. In addition, the PSUs granted to employees of Gyros Protein Technologies Holding AB vested at 60% of target, following a modification of the performance targets by the Compensation Committee of the Board of Directors during fiscal year 2021.

The outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. Time-based RSUs issued to non-employee directors vest one year from the grant date. Outstanding time-based RSUs issued to employees have historically been granted with vesting periods of three, four, or five years. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

Performance-based RSUs vest upon completion of the service period described in the award agreement and based on achievement of the financial targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the financial targets on a straight-line basis over the service period. During fiscal year 2020, we awarded 8 PSUs (the "FY 20 PSUs") that are subject to both service and performance conditions to eligible employees. The FY 20 PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from  April 1, 2019 through  March 31, 2022 and on a pro-rata basis after 12 months of continued service through  June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest. Based on actual and projected performance through the quarter ended June 30, 2021, we estimate that 6 FY 20 PSUs will vest.

During the quarter ended June 30, 2021, the Compensation Committee of the Board of Directors modified a time-based restricted stock award granted to our Chief Executive Officer during fiscal year 2017, distributing 3 remaining outstanding shares effective June 8, 2021. The original award required vesting of 1 awards on each: March 20, 2022, 2023, and 2024. As a result of the modification, we recognized the previously unrecognized compensation cost of $351 during the quarter ended June 30, 2021.

Public Offering of Common Stock

On June 12, 2020, we completed the sale and issuance of 600 shares of our common stock and on June 19, 2020, our underwriters exercised in full their option to purchase an additional 90 shares of our common stock. The offering price to the public was $225.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses was $145,935.

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share (“diluted EPS”) is computed similarly to basic earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and RSUs, including RSUs that contain performance conditions which have been achieved as of the reporting period (collectively “stock awards”), as well as common shares underlying our convertible senior notes. Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for quarter ended June 30, 2021.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended June 30,
	2021	2020
Net income available for shareholders	$1,995	$1,217
Weighted average outstanding shares of common stock	5,152	4,528
Dilutive effect of stock options	108	130
Dilutive effect of RSUs	41	11
Fully diluted shares	5,301	4,669

Basic earnings per share	$0.39	$0.27
Diluted earnings per share	$0.38	$0.26

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2021	2020
Assumed conversion of convertible debt	608	608
Stock awards that were anti-dilutive	38	35
Stock awards subject to performance conditions	8	18
Total stock awards excluded from diluted EPS	654	661

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

Our effective income tax rate was (40.7)% and (61.4)% for the quarters ended June 30, 2021 and 2020, respectively. The effective tax rate for the quarter ended June 30, 2021 differed from the statutory federal rate of 21% primarily due to the benefit of share-based payment awards for employees and foreign derived intangible income, partially offset by the limitations imposed by Section 162(m), and expenses for state income taxes.

The tax year ended December 31, 2018 for Gyros US, Inc., and its subsidiary, which we acquired as part of the Gyros Protein Technologies ("GPT") acquisition, is under examination by the IRS. We expect the examination to be completed during fiscal year 2022. Additionally, the tax year ended  March 31, 2019 for Mesa Laboratories, Inc. is under review by the IRS. We do not currently have a timeline for the completion of the Mesa Laboratories, Inc. examination.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 10. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of June 30, 2021, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. The determination of nexus varies by state and often requires technical knowledge of each jurisdiction's tax case law. During fiscal year 2021, we determined that certain subsidiaries of GPT had established nexus in various jurisdictions during prior periods without properly collecting and remitting sales tax, and in certain cases had collected sales tax and not remitted it. The estimated accrued liability for this matter is included in other accrued expenses on the Condensed Consolidated Balance Sheets. The balance was $2,517 and $2,714 as of June 30, 2021 and March 31, 2021, respectively. The balance decreased because we settled our obligations with certain states during the quarter, partially offset by additional taxes, interest, and penalties incurred. Approximately $1,899 of the liability is considered a preacquisition contingency and was included in purchase accounting.

Note 11. Significant Transaction

We completed the previously-announced closure of our Butler, New Jersey facility during the quarter ended  June 30, 2021. The facility was primarily used in the production of our gas flow calibration and air sampling equipment, which is part of our Instruments division. Our manufacturing facility in Lakewood, Colorado is currently undergoing renovations that will allow it to accommodate the production of the gas flow calibration and air sampling equipment. Consolidating the production of these products is expected to reduce facilities costs and streamline our use of lean manufacturing tools under central management to further encourage production efficiencies.

As a result of the facility consolidation, we incurred $53 of severance costs during the quarter ended June 30, 2021 which were recorded to cost of revenues, selling, and general and administrative expense on the Consolidated Statement of Income. As of  June 30, 2021, a total of $156 remained outstanding and accrued, which primarily relates to severance costs. We do not expect to incur any material expenses related to the Butler, New Jersey consolidation in future periods.

Note 12. Segment Information

As of June 30, 2021, we had four reportable segments: Sterilization and Disinfection Control, Biopharmaceutical Development, Instruments, and Continuous Monitoring.

	Three Months Ended June 30,
	2021	2020
Total revenues (a)
Sterilization and Disinfection Control	$15,150	$13,067
Biopharmaceutical Development	8,877	5,949
Instruments	7,562	7,680
Continuous Monitoring	3,331	3,245
Total revenues (a)	$34,920	$29,941

Gross profit (loss)
Sterilization and Disinfection Control	$11,428	$10,021
Biopharmaceutical Development	4,692	4,466
Instruments	4,660	4,688
Continuous Monitoring	1,452	1,185
Reportable segment gross profit	22,232	20,360
Corporate and Other (b)	(21)	(20)
Gross profit	$22,211	$20,340
Reconciling Items:
Operating expenses	19,088	16,770
Operating income	3,123	3,570
Nonoperating expense, net	1,705	2,816
Earnings before income taxes	$1,418	$754

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	June 30,	March 31,
	2021	2021
Sterilization and Disinfection Control	$2,254	$2,333
Biopharmaceutical Development	4,907	4,162
Instruments	3,304	3,253
Continuous Monitoring	1,657	1,430
Total inventories	$12,122	$11,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product research and development, regulatory approval, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and product and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “anticipate,” “intend,” “seek,” “plan,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: the duration and impact of the COVID-19 pandemic and the myriad of its adverse effects on our business; our ability to successfully grow our business, including as a result of acquisitions; the market acceptance of our products; technological or market viability of our products; reduced demand for our products;, inability to consummate acquisitions at our historical rate and at appropriate prices, and to effectively integrate acquired businesses; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governments, including changes in  trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; projections of revenues, growth, operating results, profit margins, expenses, earnings, margins, tax rates, tax provisions, cash flows, liquidity, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; restructuring activities; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities;  foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors,” and elsewhere in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements.  We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business Overview

We are a multinational manufacturer, developer, and seller of quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of June 30, 2021, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development, Instruments, and Continuous Monitoring, each of which are described further in Results of Operations below. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Corporate Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use, and by delivering the highest quality products possible, we are committed to protecting people, the environment, and end products.

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

Improving Our Operating Efficiency

We maximize value in both our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up The Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche businesses. The Mesa Way is focused on: Measuring what matters using our customers' perspective and setting high standards for performance; Empowering teams to improve operationally and exceed customer expectations; Steadily improving using lean-based tools designed to help us identify the root cause of opportunities and prioritize the biggest opportunities; and Always learning so that performance continuously improves.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team approach. It is our exceptionally talented workforce that works together and uses our lean-based tool set to find ways to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our shareholders.

Business Update and COVID-19

During March 2020, the impact from the spreading of COVID-19 was declared a global pandemic by the World Health Organization and a national public health emergency in the United States. The COVID-19 pandemic began to impact our business late in fiscal year 2020, and its impacts affected our business in various ways throughout fiscal year 2021 and to some extent, into the first quarter of fiscal year 2022. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including regulations to close or limit the operating hours of our laboratory and other customers, and to prevent non-essential personnel from going on-site to customer locations to service or market our products, have negatively affected our operations. Specifically, during fiscal year 2021 the Biopharmaceutical Development division, the Instruments division, and the Continuous Monitoring division were materially negatively impacted. While many recommendations and precautions that affected us in fiscal year 2021 have been rescinded in the United States, some regulations impacting our operations, particularly in Europe, affected our operations in the first quarter of fiscal year 2022 and continue to do so. Additionally, we believe that macroeconomic uncertainties that caused some of our customers to defer the purchase of our products persisted into the first quarter of fiscal year 2022, primarily affecting our Instruments division.

During fiscal year 2021, in response to the pandemic, we implemented several measures that we believe helped us protect the health and safety of our employees, and we continue to enforce some of these policies in the first quarter of fiscal year 2022. We continue to require most office-based employees to work remotely when possible and we enforce safety measures to comply with applicable regulations to allow personnel to continue to work in our facilities. In the first quarter of fiscal year 2022, we allowed our employees to travel for non-essential business. Due to the critical nature of our products and services, we were generally exempt from governmental orders in the U.S. and other countries requiring businesses to suspend operations.

Sales of our hardware products have historically been more sensitive to general economic conditions than sales of our consumables. Even as the broad healthcare industry has begun to return to more normal operations resulting in increased sales levels in some of our divisions, outbreaks and increasing numbers of COVID-19 cases in many areas of the world have and may continue to result in the reinstatement of strict regulations, which we expect would result in lower sales levels. We believe that COVID-19 related uncertainties, restrictions, and suppressed demand may continue to negatively impact our business during fiscal year 2022. Even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy, in-person collaboration and sales efforts, and our customers’ changed purchasing behavior and confidence. We are also susceptible to broad market phenomena emerging in the wake of COVID-19, such as inflation and corresponding wage pressure.

Gross profit is affected by many factors including our product mix, manufacturing efficiencies, foreign currency rates, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross profit.

We completed the previously-announced closure of our Butler, New Jersey facility during the quarter ended June 30, 2021. The facility was primarily used in the production of our gas flow calibration and air sampling equipment, which is part of our Instruments division. Our manufacturing facility in Lakewood, Colorado is currently undergoing renovations that will allow it to accommodate the production of the gas flow calibration and air sampling equipment. Consolidating the production of these products is expected to reduce facilities costs and streamline our use of lean manufacturing tools under central management to further encourage production efficiencies.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Revenues from our reportable segments increased 17%, which was entirely a result of organic revenues growth, and gross profit as a percentage of revenues decreased four percentage points for the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
Sterilization and Disinfection Control	$15,150	$13,067	16%	8%	75%	77%
Biopharmaceutical Development	8,877	5,949	49%	N/A	53%	75%
Instruments	7,562	7,680	(2%)	(20%)	62%	61%
Continuous Monitoring	3,331	3,245	3%	(2%)	44%	37%
Mesa Labs' reportable segments	$34,920	$29,941	17%	(4%)	64%	68%

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Revenues	$34,920	$29,941	17%
Gross profit	22,211	20,340	9%
Operating expenses	19,088	16,770	14%
Operating income	3,123	3,570	(13%)
Net income	$1,995	$1,217	64%

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

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Revenues	$15,150	$13,067	16%
Gross profit	11,428	10,021	14%
Gross profit as a % of revenues	75%	77%	(2%)

Sterilization and Disinfection Control revenues increased 16% for the quarter ended June 30, 2021, which was achieved through volume increases with existing customers, recovery of the healthcare services markets, effective efforts by our sales team to market and sell certain products to a larger customer base, and to a lesser extent, the strengthening of the euro against the U.S. dollar, and modest price increases.

Sterilization and Disinfection Control gross profit percentage decreased two percentage points for the quarter ended June 30, 2021, primarily as a result of slightly higher production costs.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs.

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Revenues	$8,877	$5,949	49%
Gross profit	4,692	4,466	5%
Gross profit as a % of revenues	53%	75%	(22%)

Biopharmaceutical Development's revenues increased 49% for the quarter ended June 30, 2021 due primarily to loosening COVID-19 restrictions versus the quarter ended June 30, 2020, and to a lesser extent, increased digital marketing efforts. Whereas many laboratories that use this division's products were closed or operating at reduced hours during the first quarter of fiscal year 2021, the majority of laboratories in North America and Asia-Pacific were open for more normal operating hours throughout the first quarter of fiscal year 2022. As a result, the division's laboratory customers used more consumables, driving an 86% increase in consumables revenues.

Biopharmaceutical Development's gross profit percentage was 53% for the quarter ended June 30, 2021. Gross profit decreased as a result of an unfavorable change in foreign exchange rates, higher labor-related costs, and the benefit of a positive $258 purchase accounting adjustment in the quarter ended June 30, 2020. Substantially all of this division's sales are invoiced in either euros or U.S. dollars ("USD"); however, the majority of the costs in this division are recorded in Swedish Krona and translated to USD for reporting purposes. Since the USD has weakened against the Swedish Krona from the first quarter of fiscal year 2021 to the first quarter of fiscal year 2022, our reported costs in USD have increased substantially, while revenues have not benefited significantly from the change in currency valuation.

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

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Revenues	$7,562	$7,680	(2%)
Gross profit	4,660	4,688	(1%)
Gross profit as a % of revenues	62%	61%	1%

Instruments revenues decreased 2% for the quarter ended June 30, 2021 primarily as a result of lower order fulfillment of gas flow calibration and air sampling equipment as we work to relocate the manufacturing of those items from our Butler, New Jersey facility, to our Lakewood, Colorado facility. In addition, we are somewhat understaffed in this division as we have had difficulty hiring manufacturing employees, which has affected our ability to fulfill orders. To a lesser extent, we believe that continued economic uncertainty stemming from the COVID-19 pandemic has resulted in certain of our customers limiting or delaying spend on Instruments division products. We are hopeful that the relocation and integration of those Instruments products that were moved from the Butler facility will be completed in our fiscal second quarter.

Instruments gross profit percentage increased one percentage point during the quarter ended June 30, 2021. The increase in gross profit percentage resulted from favorable product mix, and operating efficiencies for products manufactured in the Lakewood, Colorado facility, partially offset by increased labor costs as a result of a higher competition for employees in the labor market.

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

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Revenues	$3,331	$3,245	3%
Gross profit	1,452	1,185	23%
Gross profit as a % of revenues	44%	37%	7%

The Continuous Monitoring division's revenues increased 3% for the quarter ended June 30, 2021 due primarily to an increase in discrete service revenues as our service technicians were able to go to client sites to complete service requests. Our ability to go on-site to many of our customers facilities to install and service systems was severely restricted during parts of the first quarter of fiscal year 2021. As this division's sales are exclusively in North America, the majority of COVID-19 related restrictions that affected our ability to generate revenue in fiscal year 2021 were relaxed during the first quarter of fiscal year 2022.

Continuous Monitoring gross profit percentage increased seven percentage points for the quarter ended June 30, 2021 primarily due to modifications made to our product offerings and pricing models partway through the first quarter of fiscal year 2021, and to a lesser extent, the reorganization of the business during the first quarter of fiscal year 2021.

Operating Expenses

Operating expenses for the quarter ended June 30, 2021 increased 14% compared to the prior year as our overall business grew.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Selling expense	$4,858	$4,075	19%
As a percentage of revenues	14%	14%	-%

Selling expense for the quarter ended June 30, 2021 increased 19%, as we executed on our previously-announced plan to invest in sales and marketing resources in order to increase organic revenues growth. Specifically, we hired several sales employees, resulting in higher labor-related costs, including accruing commissions on higher sales. Further, we invested in new marketing materials to support our sales staff, incurred increased employee travel-related expenses as COVID-19 restrictions lifted, and to a lesser extent, we experienced unfavorable foreign exchange rates for selling expenses incurred in Swedish Krona. As a percentage of revenues, selling expense was 14% for both the quarter ended June 30, 2021 and June 30, 2020. We expect total selling expense will approximate 14%-16% of revenues for fiscal year 2022.

General and Administrative

Labor costs including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended June 30,		Percentage
	2021	2020	Change
General and administrative expense	$11,419	$10,099	13%
As a percentage of revenues	33%	34%	(1%)

General and administrative expenses increased 13% for the quarter ended June 30, 2021, primarily as a result of higher non-cash stock-based compensation expense and amortization expense, partially offset by lower professional services expenses. The increase in non-cash stock-based compensation expense is attributable to the modification of a restricted stock award that resulted in recognition of compensation costs totaling $351 during the quarter ended June 30, 2021 and to the issuance of restricted stock units in place of a portion of our executive team's cash bonuses and salaries, which were outstanding for a larger portion of the first quarter of fiscal year 2022 than the first quarter of fiscal year 2021. The increase in amortization expense is due to a $344 cumulative effect decrease to amortization expense recorded during the quarter ended June 30, 2020, resulting from a purchase price adjustment to reduce the value of our intangible assets acquired in a business combination. Professional services expenses have returned to more normal levels after they were higher than usual during the quarter ended June 30, 2020 as we worked to implement our enterprise resource planning tool at Gyros Protein Technologies AB ("GPT") during that time.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Research and development expense	$2,811	$2,596	8%
As a percentage of revenues	8%	9%	(1%)

Research and development expenses are predominantly comprised of labor costs and costs of third-party consultants. Research and development expenses increased 8% for the quarter ended June 30, 2021, primarily as a result of third-party contractor expenditures supporting our continued incremental investments in enhancing existing products as well as the development of new products and features. We expect research and development expenses will continue to approximate 7%-10% of revenues in the near term.

Nonoperating Expense

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Nonoperating expense	$1,705	2,816	(39%)

Nonoperating expense for the quarter ended June 30, 2021 is composed primarily of interest expense and amortization of the debt discount associated with our 1.375% convertible senior notes due August 15, 2026 (the "Notes"), interest income earned on cash and cash equivalents, and gains and losses on foreign currency transactions.

Interest expense and amortization of debt discount for the quarter ended June 30, 2021 decreased compared to the quarter ended June 30, 2020 due to our adoption of Accounting Standards Update 2020-06, which resulted in a reduction in non-cash interest expense related to the Notes.

Income Taxes

	Three Months Ended June 30,		Percentage
	2021	2020	Change
Income tax (benefit) expense	$(577)	$(463)	25%
Effective tax rate	(41%)	(61%)	21%

Our effective tax rate benefited notably from the the exercise of stock options and to a lesser extent, the benefit of federal derived intangible income, partially offset by the limitations imposed by Section 162(m) and higher state income taxes. Our income tax rate varies based upon many factors, but in general, we anticipate that on a go-forward basis our effective tax rate will be approximately 26%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 9. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program.

Net Income

Net income for the quarter ended June 30, 2021 varied with the changes in revenues, gross profit, and operating expenses (and includes $2,197 and $3,816 of non-cash: stock-based compensation and amortization of intangible assets acquired in a business combination, respectively). Prior to the adoption of ASU 2020-06 on April 1, 2021, we were required to recognize non-cash interest expense related to the amortization of debt discounts and issuance costs. Subsequent to the adoption, we recognize non-cash interest expense related to amortization of debt issuance costs only, resulting in higher net income subsequent to the adoption of ASU 2020-06.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. Despite lingering uncertainties surrounding the economic impacts of the COVID-19 pandemic, we continue to believe that we have the liquidity required to continue operations even if volatility in the economic environment reoccurs. We believe that cash and cash equivalents on hand and cash generated from operations, as well as the unused capacity under our Credit Facility will be sufficient to meet our short-term and long-term needs or could provide funds for one or more acquisitions. Additionally, we believe that we have access to equity and credit markets if necessary. However, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all. We routinely evaluate opportunities for strategic acquisitions, and material acquisitions may require that we obtain additional capital, assume additional third-party debt, or incur other long-term obligations.

Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $281,863 and $271,166 as of June 30, 2021, and March 31, 2021, respectively. As of June 30, 2021, and March 31, 2021, we had $275,710 and $263,865, respectively, of cash and cash equivalents, which were held primarily in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. We expect to make tax payments of about $2,100 during the second quarter of fiscal year 2022.

During fiscal year 2021, we entered into a four-year senior secured credit agreement that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. We have not drawn from the Credit Facility.

As of June 30, 2021, $172,500 in aggregate principal amount Notes was outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with our first payment made on February 15, 2020. These Notes can be converted by holders prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion conditions are met and conversion notices are received from holders of the Notes. We were in compliance with all debt agreements at June 30, 2021 and for all prior years presented and have met all debt payment obligations. Refer to Note 6. "Indebtedness" within Item 1. Financial Statements for more details on these transactions.

We routinely evaluate opportunities for strategic acquisitions. We currently have cash and cash equivalents on hand, but future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities, although the terms of any such possible future financing are unknown.

We may from time to time repurchase or otherwise retire our debt and take other steps to reduce our debt. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and will depend on market conditions, our cash position and other considerations.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during the quarter ended June 30, 2021 as well as each quarter of fiscal year 2021.

In July 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2021, to shareholders of record at the close of business on August 31, 2021.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash provided by operating activities	$9,589	$2,260
Net cash (used in) investing activities	(653)	(216)
Net cash provided by financing activities	265	146,885

Cash flows from operating activities for the quarter ended June 30, 2021 provided $9,589, which primarily resulted from favorable changes in our working capital accounts. Cash used in investing was higher during the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, due to purchases of property, plant, and equipment, primarily to support the renovations of our Lakewood, Colorado facility. Our equity raise completed during the quarter ended June 30, 2020 provided $145,935.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2021, see our Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission on June 1, 2021. During the quarter ended June 30, 2021, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At June 30, 2021, we had contractual obligations for open purchase orders of approximately $8,959 for routine purchases of supplies and inventory, which are payable in less than one year.

Off-Balance Sheet Arrangements

As of June 30, 2021, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2021, in the Critical Accounting Policies and Estimates section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have no derivative instruments and minimal exposure to commodity market risks. Our reporting currency is U.S. dollars, and the functional currency of each of our foreign subsidiaries is its respective local currency. Our operations include activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies and tax exposures not denominated in the functional currency. These exposures have increased as we have continued to expand internationally, including the acquisition of GPT, which conducts a substantial portion of its business expenses in Swedish Krona. Fluctuations in exchange rates have, and may continue to adversely affect our results of operations, financial position, and cash flows; however we do not believe a 10% adverse change in currency would materially affect our consolidated results.

We hold investments in money market funds. As a result, we are exposed to potential loss from market risks that may occur as a result of changes in interest rates, credit quality of the issuer, or other factors.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. “Financial Statements.” for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the quarter there were no material changes from the risk factors described in Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2021.

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

Item 5. Other Information

Due to input we received from Institutional Shareholders Services (ISS), we are providing the information below, which is not required in this Form 10-Q or on Form 8-K.

Item 4 in our proxy statement filed on July 16, 2021 requests that our stockholders approve the Mesa Laboratories, Inc. 2021 Equity Plan (the “2021 Plan”), an omnibus equity incentive plan which, if approved by our stockholders, will replace the Mesa Laboratories, Inc. 2014 Equity Incentive Plan (the “2014 Plan”).

The following disclosure appears in Item 4 of the above-referenced proxy statement.  In addition to the disclosure below from our proxy statement, we are confirming that we have not issued any awards under the 2014 Equity Plan since March 31, 2021 and will not issue any additional awards under the 2014 Equity Plan unless our shareholders do not approve the 2021 Plan at the Annual Meeting of Shareholders on August 27, 2021.

Determination of Number of Shares for the 2021 Plan

If the 2021 Plan is approved, we will immediately terminate the 2014 Equity Plan (the "2014 Plan") and will not make any further awards under the 2014 Plan. The aggregate number of shares of common stock that will be reserved and available for issuance pursuant to awards under the 2021 Plan will be 330,000. In setting the number of proposed shares issuable under the 2021 Plan, the Compensation Committee and the Board of Directors primarily considered historical equity award granting practices, including the Company’s two-year average share usage rate. The following table reflects the effect on our equity incentive plans if we obtain stockholder approval of the 2021 Plan.

Shares available for issuance under the 2014 Plan prior to termination, as of March 31, 2021	44,039
Shares that would no longer be available for issuance upon termination of the 2014 Plan	(44,039)
Shares available for issuance under the 2021 Plan	330,000
Total shares available for issuance pursuant to new awards upon approval of the 2021 Plan	330,000

Shares Available and Outstanding Equity Awards under the Prior Plan

As of March 31, 2021, there were 5,140,568 total outstanding shares of the Company's common stock. As of March 31, 2021, there were 253,144 stock options outstanding under the Company's equity compensation plans, with a weighted average exercise price of $129.55 and a weighted-average remaining term of 2.7 years. In addition, as of March 31, 2021, there were 36,747 RSUs and 20,059 PSUs outstanding under the company's equity compensation plan. Other than the foregoing, no other awards were outstanding as of March 31, 2021 under the Company's equity compensation plans.

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

MESA LABORATORIES, INC.

(Registrant)

DATED: August 5, 2021	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: August 5, 2021	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer