Form 10-Q
period 2021-09-30
MESA LABORATORIES INC /CO/
filed 2021-11-04
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,225,232 shares of the Issuer’s common stock, no par value, outstanding as of October 29, 2021.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except share amounts)

	September 30,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$278,294	$263,865
Accounts receivable, less allowances of $238 and $218, respectively	22,636	23,787
Inventories, net	12,117	11,178
Prepaid expenses and other	6,357	4,919
Total current assets	319,404	303,749
Property, plant and equipment, net	22,392	21,998
Deferred tax asset	1,862	616
Other assets	1,979	2,530
Intangibles, net	103,488	111,741
Goodwill	159,977	160,841
Total assets	$609,102	$601,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,463	$4,473
Accrued payroll and benefits	5,650	9,388
Unearned revenues	9,741	8,777
Other accrued expenses	8,836	9,945
Total current liabilities	28,690	32,583
Deferred tax liability	11,642	16,275
Other long-term liabilities	436	715
Convertible senior notes, net of discounts and debt issuance costs	168,917	145,675
Total liabilities	209,685	195,248
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,223,232 and 5,140,568 shares, respectively	302,234	317,652
Retained earnings	82,199	72,459
Accumulated other comprehensive income	14,984	16,116
Total stockholders’ equity	399,417	406,227
Total liabilities and stockholders’ equity	$609,102	$601,475

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Revenues	$35,840	$31,860	$70,760	$61,801
Cost of revenues	12,700	10,575	25,409	20,176
Gross profit	23,140	21,285	45,351	41,625
Operating expenses:
Selling	4,643	3,786	9,501	7,861
General and administrative	11,683	10,615	23,102	20,714
Research and development	2,613	2,414	5,424	5,010
Total operating expenses	18,939	16,815	38,027	33,585
Operating income	4,201	4,470	7,324	8,040
Nonoperating expenses:
Interest expense and amortization of debt discount	815	1,934	1,629	3,853
Other (income) expense, net	(1,157)	152	(266)	1,049
Total nonoperating (income) expense	(342)	2,086	1,363	4,902
Earnings before income taxes	4,543	2,384	5,961	3,138
Income tax provision (benefit)	823	(295)	246	(758)
Net income	$3,720	$2,679	$5,715	$3,896

Earnings per share:
Basic	$0.71	$0.52	$1.10	$0.81
Diluted	$0.70	$0.51	$1.07	$0.79

Weighted-average common shares outstanding:
Basic	5,211	5,110	5,182	4,821
Diluted	5,344	5,241	5,324	4,958

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020

Net income	$3,720	$2,679	$5,715	$3,896
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,503)	5,262	(1,132)	18,122
Comprehensive (loss) income	$(2,783)	$7,941	$4,583	$22,018

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$5,715	$3,896
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,849	8,333
Stock-based compensation expense	4,236	3,276
Non-cash interest and debt amortization	443	2,667
Other	(224)	321
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable, net	1,065	3,077
Inventories, net	(808)	(464)
Prepaid expenses and other assets	(1,473)	(1,941)
Accounts payable	(167)	(1,604)
Accrued liabilities and taxes payable	(4,596)	(4,811)
Unearned revenues	983	(140)
Net cash provided by operating activities	14,023	12,610
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,591)	(707)
Net cash (used in) investing activities	(1,591)	(707)
Cash flows from financing activities:
Proceeds from the issuance of common stock, net	-	145,935
Dividends	(1,658)	(1,522)
Proceeds from the exercise of stock options	3,081	2,701
Payments of contingent consideration	-	(10)
Net cash provided by financing activities	1,423	147,104
Effect of exchange rate changes on cash and cash equivalents	574	1,537
Net increase in cash and cash equivalents	14,429	160,544
Cash and cash equivalents at beginning of period	263,865	81,380
Cash and cash equivalents at end of period	$278,294	$241,924

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227
Exercise of stock options and vesting of restricted stock units	58,324	1,089	-	-	1,089
Dividends paid, $0.16 per share	-	-	(824)	-	(824)
Stock-based compensation expense	-	2,197	-	-	2,197
Foreign currency translation	-	-	-	5,371	5,371
Cumulative adjustment due to adoption of ASU 2020-06	-	(22,735)	5,683	-	(17,052)
Net income	-	-	1,995	-	1,995
June 30, 2021	5,198,892	$298,203	$79,313	$21,487	$399,003
Exercise of stock options and vesting of restricted stock units	24,340	1,992	-	-	1,992
Dividends paid, $0.16 per share	-	-	(834)	-	(834)
Stock-based compensation expense	-	2,039	-	-	2,039
Foreign currency translation	-	-	-	(6,503)	(6,503)
Net income	-	-	3,720	-	3,720
September 30, 2021	5,223,232	$302,234	$82,199	$14,984	$399,417

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2020	4,387,140	$158,023	$72,359	$(10,369)	$220,013
Proceeds from the issuance of common stock, net of issuance costs of $9,315	690,000	145,935	-	-	145,935
Exercise of stock options and vesting of restricted stock units	25,799	1,654	-	-	1,654
Dividends paid, $0.16 per share	-	-	(704)	-	(704)
Stock-based compensation expense	-	1,268	-	-	1,268
Foreign currency translation	-	-	-	12,860	12,860
Adoption of accounting standards, net	-	-	(9)	-	(9)
Net income	-	-	1,217	-	1,217
June 30, 2020	5,102,939	$306,880	$72,863	$2,491	$382,234
Exercise of stock options and vesting of restricted stock units	14,502	1,047	-	-	1,047
Dividends paid, $0.16 per share	-	-	(818)	-	(818)
Stock-based compensation expense	-	2,008	-	-	2,008
Foreign currency translation	-	-	-	5,262	5,262
Net income	-	-	2,679	-	2,679
September 30, 2020	5,117,441	$309,935	$74,724	$7,753	$392,412

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

We are a multinational manufacturer, developer, and seller of life science tools and critical quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins.

As of  September 30, 2021, we managed our operations in four reportable segments, or divisions. Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs. Our Instruments division designs, manufactures, and markets quality control hardware and disposable products utilized in the healthcare, pharmaceutical, food and beverage, medical device, industrial hygiene, and environmental air sampling industries. Our Continuous Monitoring division designs, develops, and markets systems which are used to monitor various environmental parameters such as temperature, humidity, and differential pressure to ensure that critical storage and processing conditions are maintained in hospitals, pharmaceutical and medical device manufacturing facilities, blood banks, pharmacies, and laboratory environments. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

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

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year, references to the first quarter of fiscal year 2022 refer to the period from April 1, 2021 through June 30, 2021, and references to the second quarter of fiscal year 2022 refer to the period from July 1, 2021 through September 30, 2021. References to “fiscal year 2021” refer to the fiscal year ended March 31, 2021, and to “fiscal year 2022” refer to the fiscal year ending March 31, 2022.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. The current global business environment continues to be impacted directly and indirectly by the effects of the novel coronavirus ("COVID-19") and its variations, and it is not possible to accurately predict the future impact of COVID-19. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected by the impacts of COVID-19 during the near term:

●

Estimates regarding the future financial performance of the business used in the impairment tests for goodwill and long-lived assets acquired in a business combination; however, we have identified no triggering events since our impairment analysis was completed during the quarter ended March 31, 2021;

●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates regarding recoverability of customer receivables;
●	Estimates of the net realizable value of inventory.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of both liabilities and equity, such as our convertible senior notes, due 2025 (the "Notes"). ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted at the beginning of any fiscal year after December 15, 2020. The update permits the use of either the modified retrospective or full retrospective method of transition.

We early adopted ASU 2020-06 effective April 1, 2021 on a modified retrospective basis, and our adoption of this standard had a material effect on our consolidated financial statements. Upon adoption, we derecognized the $22,735 equity conversion feature, net of taxes, that was recorded to common stock, and we derecognized the deferred tax liability of $5,747. We recorded an increase of $22,799 in aggregate to the Note balance as a result of the reversal of the separation of the debt and equity components of the convertible debt. The net effect of these adjustments, which represents $5,683 of historical non-cash interest expense, net of taxes, was recorded as an increase in the balance of beginning retained earnings as of April 1, 2021. The adoption of this standard will significantly decrease the amount of non-cash interest expense recognized in future periods as a result of eliminating the discount associated with the equity component. Our statements of cash flows reflect the lower non-cash interest expense in effect after the adoption of ASU 2020-06.

In each period in which the Notes have been outstanding, we have always intended to settle the Notes in shares of common stock rather than in cash, and therefore, we have applied the if-converted method to calculate the potentially dilutive impact of the Notes on earnings per share. In each reporting period, we have determined that the Notes were antidilutive. Due to decreases in non-cash interest expense that will result from the adoption of ASU 2020-06, it is likely the Notes will have a dilutive effect in future periods, which would decrease our diluted earnings per share.

Note 2. Revenue Recognition

We design, manufacture, market, sell, and maintain quality control instruments and software, consumables, and services driven primarily by the regulatory requirements of niche markets. Sales of hardware and software, such as medical meters, protein synthesizers, wireless sensor systems, and data loggers, are generally driven by our acquisition of new customers, growth of existing customers, or customers replacing existing equipment. Hardware sales  may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function. We also offer on-demand and annual service contracts to support customers' use of our equipment. Our consumables, such as biological indicator test strips, are typically used on a standalone basis; however, some of our chemical solutions, such as protein synthesis and calibration solutions, are critical to the ongoing use of our instruments. Consumables are typically used on a one-time basis and require frequent replacement in our customers' operating cycles. We evaluate our revenues internally based on operating segment, the timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. Substantially all of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three and six months ended September 30, 2021 and 2020, respectively:

	Three Months Ended September 30, 2021
	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
Discrete Revenues
Consumables	$11,985	$5,218	$853	$7	$18,063
Hardware and Software	85	3,472	4,485	2,063	10,105
Services	493	850	1,632	1,349	4,324
Contracted Revenues
Services and Software	1,470	1,015	-	863	3,348
Total Revenues	$14,033	$10,555	$6,970	$4,282	$35,840

	Three Months Ended September 30, 2020
	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
Discrete Revenues
Consumables	$9,518	$3,238	$715	$15	$13,486
Hardware and Software	108	4,191	4,815	2,207	11,321
Services	706	1,005	2,028	614	4,353
Contracted Revenues
Services and Software	1,220	697	-	783	2,700
Total Revenues	$11,552	$9,131	$7,558	$3,619	$31,860

	Six Months Ended September 30, 2021
	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
Discrete Revenues
Consumables	$24,861	$8,826	$1,795	$17	$35,499
Hardware and Software	245	7,029	9,723	3,907	20,904
Services	1,194	1,432	3,014	2,202	7,842
Contracted Revenues
Services and Software	2,883	2,145	-	1,487	6,515
Total Revenues	$29,183	$19,432	$14,532	$7,613	$70,760

	Six Months Ended September 30, 2020
	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
Discrete Revenues
Consumables	$21,002	$5,177	$1,523	$45	$27,747
Hardware and Software	237	6,747	9,835	4,162	20,981
Services	956	1,787	3,880	1,145	7,768
Contracted Revenues
Services and Software	2,424	1,369	-	1,512	5,305
Total Revenues	$24,619	$15,080	$15,238	$6,864	$61,801

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, as follows:

	Three Months Ended September		Six Months Ended September 30,
	2021	2020	2021	2020
United States	$19,384	$11,222	$37,839	$27,594
Foreign	16,456	20,638	32,921	34,207
Total revenues	$35,840	$31,860	$70,760	$61,801

No foreign country exceeds 10% of total revenues.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in unearned revenues or customer deposits, called contract liabilities, which are included within other accrued expenses and unearned revenues in the accompanying Condensed Consolidated Balance Sheets. We did not have any contract assets as of September 30, 2021 or March 31, 2021. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2021	$8,994
Prior year liabilities recognized in revenues during the six months ended September 30, 2021	(3,910)
Contract liabilities added during the six months ended September 30, 2021, net of revenues recognized	5,592
Contract liabilities balance as of September 30, 2021	$10,676

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable, and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate fair value. We measure our cash equivalents at fair value using quoted market prices in an active market, and we classify them within Level 1 of the fair value hierarchy. Cash and cash equivalents on our Condensed Consolidated Balance Sheets included $240,822 and $230,822 in a money market account as of September 30, 2021 and March 31, 2021, respectively.

During fiscal year 2020, we issued $172,500 aggregate principal of 1.375% convertible senior notes due August 15, 2025. We estimate the fair value of the Notes based on Level 2 inputs of the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes are as follows:

	September 30, 2021		March 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$168,917	$211,097	$145,675	$188,780

The carrying value of the Notes increased as a result of the adoption of ASU 2020-06, discussed further in Note 1. "Description of Business and Summary of Significant Accounting Policies" and Note 6. "Indebtedness."

Assets recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. There were no transfers between the levels of the fair value hierarchy during the three and six months ended September 30, 2021 or the three and six months ended September 30, 2020.

Cash and cash equivalents and accounts receivables are the financial instruments that subject us to the highest concentration of credit risk. It is our policy to invest in highly liquid cash equivalent financial instruments with high credit ratings, and to maintain low single issuer exposure (except U.S. treasuries). Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. We reserve an allowance for potential write-offs of accounts receivable using historical collection experience and current and expected future economic and market conditions, but we have not written off any significant accounts to date. To manage credit risk, we consider the creditworthiness of new and existing customers, and we regularly review outstanding balances and payment histories. We  may require pre-payments from customers under certain circumstances and  may limit future purchases until payments are made on past due amounts.

Note 4. Inventories, Net

Inventories consist of the following:

	September 30, 2021	March 31, 2021
Raw materials	$7,610	$5,755
Work in process	423	426
Finished goods	4,084	4,997
Inventories, net	$12,117	$11,178

Raw materials inventory was higher as of September 30, 2021 compared to March 31, 2021, primarily because we ordered higher than usual quantities of some components during the second quarter of fiscal year 2022 to mitigate supply chain risks.

Note 5. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	September 30, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$21,094	$(9,409)	$11,685	$21,201	$(8,595)	$12,606
Trade names	8,574	(3,265)	5,309	8,612	(3,129)	5,483
Customer relationships	144,869	(58,459)	86,410	145,754	(52,206)	93,548
Non-compete agreements	1,299	(1,215)	84	1,299	(1,195)	104
Total	$175,836	$(72,348)	$103,488	$176,866	$(65,125)	$111,741

Amortization expense for finite-lived intangible assets acquired in a business combination was $3,757 and $7,573 for the three and six months ended September 30, 2021, respectively, and $3,512 and $6,866 for the three and six months ended September 30, 2020, respectively. During the quarter ended June 30, 2020, we reduced the value of our intangible assets due to a purchase price adjustment that resulted in a cumulative effect net decrease to amortization expense of $334.

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2022	7,398
2023	14,622
2024	14,107
2025	12,515
2026	11,731

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Instruments	Continuous Monitoring	Total
March 31, 2021	$30,153	$93,399	$19,186	$18,103	$160,841
Effect of foreign currency translation	(100)	(752)	(12)	-	(864)
September 30, 2021	$30,053	$92,647	$19,174	$18,103	$159,977

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

The Credit Facility bears interest at either a base rate or a Eurodollar rate, plus an applicable spread. The balance of unamortized customary lender fees was $567 and $650 as of September 30, 2021 and  March 31, 2021, respectively. On our Consolidated Balance Sheets, the short term portion is recorded within prepaid expenses and other, and the long term portion is recorded in other assets. The fees are being expensed on a straight line basis over the life of the agreement.

The most restrictive financial covenants include a maximum leverage ratio of 5.50 to 1.00 for the first four testing dates on which the line of credit is outstanding; 5.0 to 1.0 on each of the fifth, sixth, seventh, and eighth testing dates; and 4.5 to 1.0 on each testing date following the eighth testing date, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  September 30, 2021, we were in compliance with all required covenants.

As of and throughout the three and six months ended September 30, 2021, we had no outstanding balance under the Credit Facility. On October 18, 2021, we drew $70,000 under our line of credit to provide a portion of the cash needed to complete the acquisition of Agena Biosciences, Inc. ("Agena") as further discussed in Note 11. "Significant Transactions." We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio. Since the Credit Facility's inception, the rate applied to our unused commitment fees has been 0.15%. We incurred unused commitment fees of $28 and $57 during the three and six months ended September 30, 2021, respectively, and $0 and $0 during the three and six months ended September 30, 2020, respectively.

Convertible Notes

On August 12, 2019, we issued an aggregate principal amount of $172,500 of convertible senior notes. The Notes mature on August 15, 2025, unless earlier repurchased or converted, and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year beginning on February 15, 2020. The Notes are initially convertible at a conversion rate of 3.5273 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock. Noteholders may convert their Notes at their option only in the following circumstances:

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

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as we receive conversion notices from note holders. The circumstances necessary for conversion were not met during the three or six months ended September 30, 2021. As of September 30, 2021, the Notes are classified as a long-term liability on our Condensed Consolidated Balance Sheets as the circumstances necessary for conversion were not satisfied as of the end of the period. The if-converted value of the Notes did not exceed the principal balance as of  September 30, 2021.

Debt issuance costs related to the Notes are comprised of discounts and commissions payable to the initial purchasers of $5,175 and third party offering costs of $255. The debt issuance costs are being amortized to interest expense using the effective interest method over the six-year contractual term of the Notes.

Due to our adoption of ASU 2020-06 on April 1, 2021, we no longer bifurcate the Notes into a liability and an equity component in our Condensed Consolidated Balance Sheets (see Note 1. "Description of Business and Summary of Significant Accounting Policies"). The Notes are accounted for entirely as a liability, and the issuance costs of the Notes are accounted for wholly as debt issuance costs. The equity conversion feature that was recorded to common stock, as well as the unamortized debt discount and amortization expense attributable to equity, have been derecognized.

The net carrying amount of the Notes was as follows:

	September 30, 2021	March 31, 2021
Principal outstanding	$172,500	$172,500
Unamortized debt discount attributable to equity	-	(23,497)
Unamortized debt issuance costs	(3,583)	(3,328)
Net carrying value	$168,917	$145,675

We recognized interest expense on the Notes as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Coupon interest expense at 1.375%	$593	$593	$1,186	$1,186
Amortization of debt discounts and issuance costs	222	1,341	443	2,667
Total	$815	$1,934	$1,629	$3,853

The effective interest rate on the notes is approximately 1.9%. Prior to the adoption of ASU 2020-06, the effective interest rate was approximately 5.5%.

Note 7. Stockholders' Equity

Stock-Based Compensation

During the three months ended September 30, 2021, our shareholders approved the Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 330 shares of common stock to eligible participants. For the purpose of counting the shares remaining under the 2021 Equity Plan, each share underlying a stock option or a full value award (such as restricted stock units and performance shares) counts as one share used. The 2021 Equity Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to grant equity awards, or to delegate its authority under the plan to make grants (subject to certain legal and regulatory restrictions), including the authority to determine the individuals to whom awards will be granted, the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule, and all other terms and conditions of the awards.

Our 2021 Equity Plan includes retiree provisions, which result in the acceleration of stock-based compensation expense for retiree-eligible participants.

The exercise price for stock awards granted under the 2021 Equity Plan cannot be less than fair market value at the date of grant. Shares issued during the six months ended September 30, 2021 were issued in connection with the 2021 Equity Plan.

Amounts recognized related to stock-based compensation are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2021	2020
Stock-based compensation expense	$2,039	$2,008	$4,236	$3,276
Amount of income tax (benefit) recognized in earnings	(719)	(522)	(3,504)	(1,447)
Stock-based compensation expense, net of tax	$1,320	$1,486	$732	$1,829

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Income.

The following is a summary of stock option award activity for the six months ended September 30, 2021:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	253	$129.55	2.7	$28,856
Awards granted	37	268.85
Awards forfeited or expired	(3)	173.29
Awards exercised	(37)	94.49
Outstanding as of September 30, 2021	250	$154.16	2.9	$37,092

The stock options granted during the six months ended September 30, 2021 vest in equal installments on September 1, 2022, June 15, 2023 and June 15, 2024.

The following is a summary of restricted stock unit ("RSU") award activity for the six months ended September 30, 2021:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2021(1)	37	$206.56	20	$207.88
Awards granted	29	267.09	-	-
Performance adjustment(2)	-	-	16	190.07
Awards forfeited	(1)	210.22	-	-
Awards distributed	(19)	208.13	(28)	197.81
Outstanding as of September 30, 2021(1)	46	$244.45	8	$202.00

(1)	Balances for performance-based restricted stock units ("PSUs") are reflected at target.
(2)

During the three months ended June 30, 2021, the fiscal year 2019 PSUs vested and were paid at 280% of target, based on actual performance results and completion of service conditions. In addition, the PSUs granted to employees of Gyros Protein Technologies Holding AB vested at 60% of target, following a modification of the performance targets by the Compensation Committee of the Board of Directors during fiscal year 2021.

The outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The substantial majority of the RSUs granted during the six months ended September 30, 2021 vest in equal installments on September 1, 2022, June 15, 2023 and June 15, 2024, except time-based RSUs issued to non-employee directors, which vest one year from the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

Performance-based RSUs vest upon completion of the service period described in the award agreement and based on achievement of the financial targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the financial targets on a straight-line basis over the service period. During fiscal year 2020, we awarded 8 PSUs (the "FY 20 PSUs") that are subject to both service and performance conditions to eligible employees. The FY 20 PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from  April 1, 2019 through  March 31, 2022 and on a pro-rata basis after 12 months of continued service through  June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest. Based on actual and projected performance through the quarter ended September 30, 2021, we estimate that 6 FY 20 PSUs will vest.

During the three months ended June 30, 2021, the Compensation Committee of the Board of Directors modified a time-based restricted stock award granted to our Chief Executive Officer during fiscal year 2017, distributing 3 remaining outstanding shares effective June 8, 2021. The original award required vesting of 1 awards on each: March 20, 2022, 2023, and 2024. As a result of the modification, we recognized the previously unrecognized compensation cost of $351 during the three months ended June 30, 2021.

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

Note 8. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share (“diluted EPS”) is computed similarly to basic earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and RSUs, including RSUs that contain performance conditions which have been achieved as of the reporting period (collectively “stock awards”), as well as common shares underlying our convertible senior notes. Stock awards are excluded from the calculation of diluted EPS in the event that they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would then have an antidilutive effect.

The impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for three and six months ended September 30, 2021.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net income available for shareholders	$3,720	$2,679	$5,715	$3,896
Weighted average outstanding shares of common stock	5,211	5,110	5,182	4,821
Dilutive effect of stock options	109	119	109	125
Dilutive effect of RSUs	24	12	33	12
Fully diluted shares	5,344	5,241	5,324	4,958

Basic earnings per share	$0.71	$0.52	$1.10	$0.81
Diluted earnings per share	$0.70	$0.51	$1.07	$0.79

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Assumed conversion of convertible debt	608	608	608	608
Stock awards that were anti-dilutive	43	63	40	49
Stock awards subject to performance conditions	8	21	8	19
Total stock awards excluded from diluted EPS	659	692	656	676

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

Our effective income tax rate was 4.1% for the six months ended September 30, 2021 and (24.2)% for the six months ended September 30, 2020. The effective tax rate for the six months ended September 30, 2021 differed from the statutory federal rate of 21% primarily due to the benefit of share-based payment awards for employees and foreign derived intangible income, partially offset by the limitations imposed by Section 162(m), and expenses for state income taxes.

The tax year ended December 31, 2018 for Gyros US, Inc., and its subsidiary, which we acquired as part of the Gyros Protein Technologies ("GPT") acquisition, is under examination by the IRS. Additionally, the tax year ended  March 31, 2019 for Mesa Laboratories, Inc. is under review by the IRS. We expect the examinations to be completed during fiscal year 2022.

Since we are subject to audit by various taxing authorities, it is reasonably possible that the amount of unrecognized tax benefits will change during the next 12 months. However, we do not expect the change, if any, to have a material effect on our financial condition or results of operations within the next 12 months.

Note 10. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of September 30, 2021, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. The determination of nexus varies by state and often requires technical knowledge of each jurisdiction's tax case law. During fiscal year 2021, we determined that certain subsidiaries of GPT had established nexus in various jurisdictions during prior periods without properly collecting and remitting sales tax, and in certain cases had collected sales tax and not remitted it. The estimated accrued liability for this matter is included in other accrued expenses on the Condensed Consolidated Balance Sheets. The balance was $2,700 and $2,714 as of September 30, 2021 and March 31, 2021, respectively. The balance decreased because we settled our obligations with certain states during the six months ended September 30, 2021, partially offset by additional taxes, interest, and penalties incurred. Approximately $1,899 of the liability is considered a preacquisition contingency and was included in purchase accounting.

Note 11. Significant Transactions

Agena Bioscience, Inc.

On October 20, 2021, we completed the acquisition of Agena. Agena is a leading clinical genomics tools company that develops, manufactures, and supplies highly sensitive, low-cost, high-throughput, genetic analysis solutions to clinical labs and development partners globally.

On the acquisition date, Agena shareholders were entitled to an aggregate cash purchase price of $300,000, subject to customary purchase price adjustments, and that amount was remitted to the paying agent or other third parties. We funded the transaction using cash on hand, combined with the proceeds from a $70,000 draw under our Credit Facility. Refer to Note 6. "Indebtedness" for additional details on our Credit Facility. The initial accounting for Agena is not complete due to the limited amount of time since the acquisition date. In an acquisition, U.S. GAAP requires the company to record all assets acquired and all liabilities assumed at the acquisition date fair value. We are in the process of preparing our preliminary purchase price allocation, including initial estimates for inventory, goodwill, and intangible assets.

Butler, New Jersey Closure

We completed the previously-announced closure of our Butler, New Jersey facility during the three months ended  June 30, 2021. The facility was primarily used in the production of our gas flow calibration and air sampling equipment, which is part of our Instruments division. Our manufacturing facility in Lakewood, Colorado is currently undergoing renovations that will allow it to accommodate the production of the gas flow calibration and air sampling equipment. Consolidating the production of these products is expected to reduce facilities costs and streamline our use of lean manufacturing tools under central management to further encourage production efficiencies.

As a result of the facility consolidation, we incurred $77 of severance costs during the six months ended September 30, 2021 which were recorded to cost of revenues, selling, and general and administrative expense on the Consolidated Statement of Income. As of  September 30, 2021, a total of $70 remained outstanding and accrued, which relates to severance costs. We do not expect to incur any material expenses related to the Butler, New Jersey consolidation in future periods.

Note 12. Segment Information

As of September 30, 2021, we had four reportable segments: Sterilization and Disinfection Control, Biopharmaceutical Development, Instruments, and Continuous Monitoring.

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Total revenues (a)
Sterilization and Disinfection Control	$14,033	$11,552	$29,183	$24,619
Biopharmaceutical Development	10,555	9,131	19,432	15,080
Instruments	6,970	7,558	14,532	15,238
Continuous Monitoring	4,282	3,619	7,613	6,864
Total revenues (a)	$35,840	$31,860	$70,760	$61,801

Gross profit (loss)
Sterilization and Disinfection Control	$10,486	$8,770	$21,914	$18,790
Biopharmaceutical Development	6,601	6,212	11,293	10,678
Instruments	4,112	4,852	8,772	9,541
Continuous Monitoring	2,016	1,368	3,468	2,552
Reportable segment gross profit	23,215	21,202	45,447	41,561
Corporate and Other (b)	(75)	83	(96)	64
Gross profit	$23,140	$21,285	$45,351	$41,625
Reconciling Items:
Operating expenses	18,939	16,815	38,027	33,585
Operating income	4,201	4,470	7,324	8,040
Nonoperating (income) expense, net	(342)	2,086	1,363	4,902
Earnings before income taxes	$4,543	$2,384	$5,961	$3,138

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	September 30,	March 31,
	2021	2021
Sterilization and Disinfection Control	$2,187	$2,333
Biopharmaceutical Development	3,706	4,162
Instruments	4,566	3,253
Continuous Monitoring	1,658	1,430
Total inventories	$12,117	$11,178

Note 13. Subsequent Event

As disclosed in our Form 8-K filed on October 29, 2021, the Compensation Committee of Mesa's Board of Directors granted a special long-term equity award (the “Special Award”) to Gary Owens, Chief Executive Officer and Member of the Board of Directors on October 28, 2021. The Special Award consists of an award of performance stock units covering a target of 40,000 shares (“PSUs”) that is subject to both performance and service conditions. The performance period of the award is the three-year period from April 1, 2021 through March 31, 2024 and the service period is the period commencing October 28, 2021 and ending on October 27, 2024, October 27, 2025, and October 27, 2026 on which dates eligible PSUs will vest and be distributed to Mr. Owens.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, potential impairment of future earnings, anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; product research and development; regulatory approval; selling, general and administrative expenditures; intellectual property; development and manufacturing plans; availability of materials and components; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “intend,” “seek,” “plan,” “anticipate,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: the duration and impact of the COVID-19 pandemic and its adverse effects on our business; our ability to successfully grow our business, including as a result of acquisitions; the results on operations of acquisitions; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governments, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; projections of revenues, growth, operating results, profit margins, expenses, earnings, margins, tax rates, tax provisions, cash flows, liquidity, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; restructuring activities; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors,” and elsewhere in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business Overview

We are a multinational manufacturer, developer, and seller of life science tools and critical quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As of September 30, 2021, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development, Instruments, and Continuous Monitoring, each of which are described further in "Results of Operations" below. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Corporate Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries, in particular the pharmaceutical, healthcare, and medical device industries, that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use, and by delivering the highest quality products possible, we are committed to protecting people, the environment, and end products.

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

Inorganic Revenues Growth - Acquisitions

Over the past decade, we have consummated a number of acquisitions as part of our growth strategy. The acquisitions of these businesses, which are in addition to organic revenues growth, have allowed us to expand our product offerings, globalize our company, and increase the scale at which we operate, which in turn affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®. On October 20, 2021, we announced the completion of the acquisition of Agena for an aggregate purchase price of $300 million, subject to customary purchase price adjustments. Agena is a leading clinical genomics tools company that develops, manufactures, and supplies highly sensitive, low-cost, high-throughput, genetic analysis solutions to clinical labs and development partners globally. The acquisition of Agena accelerates Mesa's strategic trajectory towards higher growth applications within the regulated segments of the life sciences tools market. Going forward, we expect the substantial majority of our revenues to be generated from sales to pharmaceutical, healthcare service, and medical device verticals.

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

Business Update and COVID-19

During March 2020, the impact from the spread of COVID-19 was declared a global pandemic by the World Health Organization and a national public health emergency in the United States. We continue to monitor the pandemic, including the current spread of certain variants of the virus, and we have taken and will continue to take steps to identify and mitigate the adverse impact on, and risks to, our business (including but not limited to our employees, customers, vendors, manufacturing capabilities and capacity, and supply and distribution channels) posed by the spread of COVID-19 and the government responses thereto.

The COVID-19 pandemic began to impact our business late in fiscal year 2020, and its impacts affected our business in various ways throughout fiscal year 2021 and to some extent, into the first two quarters of fiscal year 2022. The pandemic and related public health recommendations and mandated precautions to mitigate the spread of COVID-19, including regulations to close or limit the operating hours of our laboratory and other customers, and to prevent non-essential personnel from going on-site to customer locations to service or market our products, have negatively affected our operations. Specifically, during fiscal year 2021 the Biopharmaceutical Development division, the Instruments division, and the Continuous Monitoring division were materially negatively impacted. While many recommendations and precautions that affected us in fiscal year 2021 have been rescinded in the United States, some regulations impacting our operations, particularly in Europe, affected our operations during the six months ended September 30, 2021, and continue to do so. Additionally, we believe that macroeconomic uncertainties that caused some of our customers to defer the purchase of our products persisted into the first quarter of fiscal year 2022, primarily affecting our Instruments division although, orders in the division have increased during fiscal year 2022 to date.

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

COVID-19 has also caused broad market phenomena such as supply chain disruptions, inflation, and wage pressure to which we are susceptible. Currently, supply chain constraints are affecting the ability of suppliers to provide components used to manufacture certain of our products.  We experienced increased supply constraints for certain components used in our operations, particularly components used by the Instruments division. We continue to work with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts, including pre-ordering components in higher quantities than usual, which has resulted in increased raw materials balances on our balance sheet as of September 30, 2021. However, during the quarter ended September 30, 2021, we were more impacted by our inability to acquire various components on a timely basis, which is discussed in more detail in our "Results of Operations" and "Risk Factors" below. We expect disruptions to our supply chain to persist for at least the next four to six fiscal quarters.

Apart from COVID-19, gross profit is affected by many factors including our product mix, manufacturing efficiencies, foreign currency rates, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross profit.

We completed the previously-announced closure of our Butler, New Jersey facility during the quarter ended June 30, 2021. The facility was primarily used in the production of our gas flow calibration and air sampling equipment, which is part of our Instruments division. We are continuing the integration process into our Lakewood, Colorado manufacturing facility. In addition, our Lakewood facility is currently undergoing renovations that will allow it to better accommodate the production of the gas flow calibration and air sampling equipment. Consolidating the production of these products is expected to reduce facilities costs and streamline our use of lean manufacturing tools under central management to further encourage production efficiencies.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Revenues from our reportable segments increased 12% and 14% for the three and six months ended September 30, 2021, respectively. The revenues growth was entirely a result of organic revenues growth. Gross profit as a percentage of revenues decreased two percentage and three percentage points for the three and six months ended September 30, 2021, respectively, compared to the three and six months ended September 30, 2020, respectively. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
Sterilization and Disinfection Control	$14,033	$11,552	21%	(4%)	75%	76%
Biopharmaceutical Development	10,555	9,131	16%	N/A	63%	68%
Instruments	6,970	7,558	(8%)	(16%)	59%	64%
Continuous Monitoring	4,282	3,619	18%	1%	47%	38%
Mesa Labs' reportable segments	$35,840	$31,860	12%	(8%)	65%	67%

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020	Six Months Ended September 30, 2021	Six Months Ended September 30, 2020
Sterilization and Disinfection Control	$29,183	$24,619	19%	2%	75%	76%
Biopharmaceutical Development	19,432	15,080	29%	N/A	58%	71%
Instruments	14,532	15,238	(5%)	(18%)	60%	63%
Continuous Monitoring	7,613	6,864	11%	(1%)	46%	37%
Mesa Labs' reportable segments	$70,760	$61,801	14%	(6%)	64%	67%

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$35,840	$31,860	12%	$70,760	$61,801	14%
Gross profit	23,140	21,285	9%	45,351	41,625	9%
Operating expenses	18,939	16,815	13%	38,027	33,585	13%
Operating income	4,201	4,470	(6%)	7,324	8,040	(9%)
Net income	$3,720	$2,679	39%	$5,715	$3,896	47%

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

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$14,033	$11,552	21%	$29,183	$24,619	19%
Gross profit	10,486	8,770	20%	21,914	18,790	17%
Gross profit as a % of revenues	75%	76%	(1%)	75%	76%	(1%)

Sterilization and Disinfection Control revenues increased 21% and 19% for the three and six months ended September 30, 2021, respectively, which was achieved through effective efforts by our sales team to market and sell certain products to a larger customer base, particularly in Europe, volume increases with existing customers, and recovery of the healthcare services markets, partially offset by a modest strengthening of the U.S. dollar against the euro.

Sterilization and Disinfection Control gross profit percentage decreased one percentage point for both the three and six months ended September 30, 2021, primarily as a result of product mix and slightly higher production costs.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$10,555	$9,131	16%	$19,432	$15,080	29%
Gross profit	6,601	6,212	6%	11,293	10,678	6%
Gross profit as a % of revenues	63%	68%	(5%)	58%	71%	(13%)

Biopharmaceutical Development's revenues increased 16% and 29% for the three and six months ended September 30, 2021, respectively, due primarily increased sales of consumables as our laboratory customers were open for more normal operating hours in the first two quarters of fiscal year 2022 compared to the first two quarters of fiscal year 2021. The division's laboratory customers used significantly more consumables, driving 61% and 70% increases in consumables revenues for the three and six months ended September 30, 2021, respectively. To a lesser extent, increased digital marketing and sales efforts increased revenues in the Biopharmaceutical Development division.

Biopharmaceutical Development's gross profit percentage was 63% for the quarter ended September 30, 2021. The gross profit percentage decreased as compared to the quarter ended September 30, 2020 as a result of a slightly unfavorable change in foreign exchange rates and higher labor costs, as well as unfavorable product mix. Biopharmaceutical Development's gross profit percentage was 58% for the six months ended September 30, 2021 as a result of a significantly unfavorable change in foreign exchange rates, the benefit of a positive $258 purchase accounting adjustment in the six months ended September 30, 2020, higher labor-related costs, and unfavorable product mix.

Substantially all of this division's sales are invoiced in either euros or U.S. dollars ("USD"); however, the majority of the costs in this division are recorded in Swedish Krona and translated to USD for reporting purposes. The USD was significantly weaker against the SEK during the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020, and although the USD strengthened to some extent during the quarter ended September 30, 2021, our reported costs in USD have increased substantially, while revenues have not benefited significantly from the change in currency valuation.

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

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$6,970	$7,558	(8%)	$14,532	$15,238	(5%)
Gross profit	4,112	4,852	(15%)	8,772	9,541	(8%)
Gross profit as a % of revenues	59%	64%	(5%)	60%	63%	(3%)

Instruments division revenues decreased 8% and 5% for the three and six months ended September 30, 2021, respectively, primarily as a result of supply and labor constraints, despite increased orders within the division. Particularly during the quarter ended September 30, 2021, we experienced constraints in the supply chain for components used in Instruments division products. Although fulfillment of some orders is delayed, to-date we have been able to retain the significant majority of our customers and orders. Separately, during the quarter ended June 30, 2021, order fulfillment of gas flow calibration and air sampling equipment was lower than the quarter ended June 30, 2020 as we worked to relocate the manufacturing of those items from our Butler, New Jersey facility to our Lakewood, Colorado facility, including hiring manufacturing employees to fulfill orders.

Instruments gross profit percentage decreased five percentage points and three percentage points during the three and six months ended September 30, 2021, respectively. The decrease in gross profit percentage resulted from lower revenues on a partially fixed cost base, higher labor costs as a result of a strong competition for employees in the labor market, increased costs for components and supplies, and to a lesser extent, increased freight on purchased components. Supply chain disruptions are expected to continue for at least the next four to six quarters, although these increased costs will negatively impact gross profit percentage only until we implement price increases to our customers during the fourth quarter of fiscal year 2022.

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

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$4,282	$3,619	18%	$7,613	$6,864	11%
Gross profit	2,016	1,368	47%	3,468	2,552	36%
Gross profit as a % of revenues	47%	38%	9%	46%	37%	9%

The Continuous Monitoring division's revenues increased 18% and 11% for the three and six months ended September 30, 2021, due primarily to an increase in customers allowing access to their facilities as our service technicians were able to go to client sites to complete service requests and hardware installations. Our ability to go on-site to many of our customers facilities to install and service systems was severely restricted during parts of the first six months of fiscal year 2021. As this division's sales are exclusively in North America, the majority of COVID-19 related restrictions that affected our ability to generate revenue in fiscal year 2021 were relaxed during the first six months of fiscal year 2022.

Continuous Monitoring gross profit percentage increased nine percentage points for both the three and six months ended September 30, 2021, primarily due to modifications made to our product offerings and pricing models which were implemented during the first quarter of fiscal year 2021, and to a lesser extent, the reorganization of the business during the first quarter of fiscal year 2021.

Operating Expenses

Operating expenses increased 13% for both the three and six months ended September 30, 2021 compared to the three and six months ended September 30, 2020 as our overall business grew.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Selling expense	$4,643	$3,786	23%	$9,501	$7,861	21%
As a percentage of revenues	13%	12%	1%	13%	13%	-%

Selling expense for the three and six months ended September 30, 2021 increased 23% and 21%, respectively, as we executed on our previously-announced plan to invest in sales and marketing resources in order to increase organic revenues growth. Specifically, we hired several sales employees during the first quarter of fiscal year 2022, resulting in higher labor-related costs, including accruing commissions on higher sales. Further, we continued to invest in new marketing materials to support our sales staff. As a percentage of revenues, selling expense was 13% for both the three and six months ended September 30, 2021, compared to 12% and 13% for the three and six months ended September 30, 2020, respectively. We expect total selling expense will approximate 13% to 16% of revenues for fiscal year 2022.

General and Administrative

Labor costs including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
General and administrative expense	$11,683	$10,615	10%	$23,102	$20,714	12%
As a percentage of revenues	33%	33%	-%	33%	34%	(1%)

General and administrative expenses increased 10% for the quarter ended September 30, 2021, as a result of increased software costs as we implemented a new human resources information and payroll system during the quarter ended September 30, 2021, and unfavorable changes in foreign exchange rates, as general and administrative costs incurred in Uppsala, Sweden are recorded in Swedish Krona and translated to USD for reporting purposes. Since the USD has weakened against the Swedish Krona during the quarter ended September 30, 2021 as compared to the quarter ended September 30, 2020, our reported costs in USD have increased.

General and administrative expenses increased 12% for the six months ended September 30, 2021, primarily as a result of higher stock-based compensation expense, increased amortization costs resulting from a $344 cumulative effect decrease to amortization expense recorded during the first quarter of fiscal year 2021 as part of a purchase price adjustment, increased software costs as we implemented a new human resources information and payroll system during the three months ended September 30, 2021, and unfavorable change in foreign exchange rates. Our stock-based compensation expense increased in the six months ended September 30, 2021 primarily because we modified an RSU that resulted in recognition of compensation costs totaling $351 during the quarter ended June 30, 2021 and we issued restricted stock units in place of a portion of our executive team's cash bonuses and salaries, which were outstanding for a larger portion of the six months ended September 30, 2021 compared to the six months ended September 30, 2020.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Research and development expense	$2,613	$2,414	8%	$5,424	$5,010	8%
As a percentage of revenues	7%	8%	(1%)	8%	8%	-%

Research and development expenses increased 8% for the three and six months ended September 30, 2021, primarily as a result of third-party contractor expenditures supporting our continued incremental investments in enhancing existing products as well as the development of new products and features, as well as unfavorable changes in foreign exchange rates for costs incurred in Uppsala, Sweden. We expect research and development expenses will continue to approximate 7% to 10% of revenues in the near term.

Nonoperating Expense

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Nonoperating (income) expense	$(342)	2,086	(116%)	$1,363	$4,902	(72%)

Nonoperating expense for the three and six months ended September 30, 2021 is composed primarily of interest expense and amortization of the debt discount associated with our 1.375% convertible senior notes due August 15, 2026 (the "Notes") and gains and losses on foreign currency transactions.

Interest expense and amortization of debt discount decreased for the three and six months ended September 30, 2021 compared to the three and six months ended September 30, 2020 due to our adoption of ASU 2020-06, which resulted in a reduction in non-cash interest expense related to the Notes. Nonoperating expenses also decreased as we recorded net unrealized gains on foreign currency related to certain of our intercompany notes resulting from the movement of the Swedish Krona against the USD.

Income Taxes

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2021	2020	Change	2021	2020	Change
Income tax provision (benefit)	$823	$(295)	(379%)	$246	$(758)	(132%)
Effective tax rate	18%	(12%)	30%	4%	(24%)	28%

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

Net Income

Net income for the six months September 30, 2021 varied with the changes in revenues, gross profit, and operating expenses (and includes $7,573 and $4,236 of non-cash amortization of intangible assets acquired in a business combination, and stock-based compensation, respectively). Prior to the adoption of ASU 2020-06 on April 1, 2021, we were required to recognize non-cash interest expense related to the amortization of debt discounts and issuance costs. Subsequent to the adoption, we recognize non-cash interest expense related to amortization of debt issuance costs only, resulting in higher net income subsequent to the adoption of ASU 2020-06.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, working capital and potential additional equity and debt offerings. Despite lingering uncertainties surrounding the economic impacts of the COVID-19 pandemic, we continue to believe that we have the liquidity required to continue operations even if volatility in the economic environment reoccurs. We believe that cash and cash equivalents on hand and cash generated from operations, as well as the reminder of the unused capacity under our Credit Facility will be sufficient to meet our short-term and long-term needs.

Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payment of debt and interest obligations, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $290,714 and $271,166 as of September 30, 2021, and March 31, 2021, respectively. As of September 30, 2021, and March 31, 2021, we had $278,294 and $263,865, respectively, of cash and cash equivalents, which were held primarily in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

During fiscal year 2021, we entered into a four-year senior secured credit agreement that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. As of September 30, 2021, we had not drawn from the Credit Facility.

On October 20, 2021, we completed the acquisition of Agena for $300,000, subject to customary purchase price adjustments, pursuant to the terms of the previously announced Agreement and Plan of Merger dated September 13, 2021. We funded the acquisition and transactions relating thereto with cash on hand, and on October 18, 2021, we drew $70,000 on our existing line of credit for cash funds necessary to complete the acquisition. Following the draw, we had $5,000 remaining available to draw on the line of credit.

As of September 30, 2021, $172,500 in aggregate principal amount Notes was outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with our first payment made on February 15, 2020. These Notes can be converted by holders prior to maturity if certain conditions are met. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion conditions are met and conversion notices are received from holders of the Notes. We were in compliance with all debt agreements at September 30, 2021 and for all prior years presented and have met all debt payment obligations. Refer to Note 6. "Indebtedness" within Item 1. Financial Statements for more details on these transactions.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities, however, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during each of the quarters ended June 30, 2021 and September 30, 2021, as well as each quarter of fiscal year 2021.

In October 2021, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2021, to shareholders of record at the close of business on November 30, 2021.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash provided by operating activities	$14,023	$12,610
Net cash (used in) investing activities	(1,591)	(707)
Net cash provided by financing activities	1,423	147,104

Cash flows from operating activities for the six months ended September 30, 2021 provided $14,023.  The $1,413 increase in cash flows from operations primarily resulted from increased net income and and increased non-cash stock-based compensation expense, partially offset by lower depreciation and amortization and lower non cash interest expense as a result of the adoption of ASU 2020-06.  Further, cash used by operating assets and liabilities decreased by $887 for the six months ended September 30, 2021 compared to the six months ended September 30, 2020. Cash used in investing was higher during the six months ended September 30, 2021 compared to the six months ended September 30, 2020, due to purchases of property, plant, and equipment, primarily to support the renovations of our Lakewood, Colorado facility. Our equity raise completed during the quarter ended June 30, 2020 provided $145,935.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2021, see our Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission on June 1, 2021. During the three and six months ended September 30, 2021, there were no material changes with respect to the nature of our contractual obligations and other commercial commitments outside the ordinary course of business. At September 30, 2021, we had contractual obligations for open purchase orders of approximately $11,099 for routine purchases of supplies and inventory, which are payable in less than one year. Open purchase orders increased during the three months ended September 30, 2021 as we took proactive steps to mitigate risks in our supply by increasing our orders of certain critical raw materials.

Off-Balance Sheet Arrangements

As of September 30, 2021, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstance. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2021, in the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2021, we implemented a new human resources information and payroll system, which is considered to be a key system as part of our internal controls over financial reporting. We continued to integrate the software with our processes, systems, and controls in the quarter ended September 30, 2021.  There were no other changes during the quarter ended September 30, 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are dependent on our suppliers to deliver components, and a shortage of key components have and could continue to disrupt our production and delay order fulfillment.

Products sold by our Instruments division, and to a lesser extent, our Biopharmaceutical Development, and Continuous Monitoring divisions contain components, including electronic components, glass, plastics, and packaging that we source globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in our supply chain, and the component cannot be easily sourced from a different supplier, the shortage may disrupt our production which may, in turn, delay order fulfillment.  We are experiencing long lead times, and in some cases, difficulty obtaining components from our existing suppliers, which has resulted in delayed order fulfillment in our Instruments division.  In addition, costs for components, and freight for components has increased, which may reduce our gross profit margins until we are able to pass the cost increases along to our customers. There are several reasons for the supply chain disruptions to components that we rely on to manufacture our products including: increased demand for other products that use the same components as those we purchase, manufacturing shut-downs during the past 18 months that reduced production of components, labor issues, and long lead times for raw materials used in the production of components.  A continued shortage of components or other key materials that comprise the components could cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations.

Additional risks related to our supply chain include those in our FY21 Form10-K risk factors, “We face numerous manufacturing and supply chain risks. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.”

During the quarter there were no other material changes from the risk factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2021.

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

Item 6. Exhibits

Exhibit No.	Description of Exhibit
10.2.3	Mesa Laboratories, Inc. 2021 Equity Incentive Plan (incorporated by reference from exhibit 10.2.3 to Mesa Laboratories, Inc.'s Form S-8 filed on August 30, 2021 (Commission File Number: 333-259154)
10.3.7	Form of 2021 Equity Incentive Plan Option Award Agreement (incorporated by reference from exhibit 10.3.7 to Mesa Laboratories, Inc.'s Form S-8 filed on August 30, 2021 (Commission File Number: 333-259154)
10.3.8	Form of 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference from exhibit 10.3.8 to Mesa Laboratories, Inc.'s Form S-8 filed on August 30, 2021 (Commission File Number: 333-259154)
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 4, 2021	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: November 4, 2021	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer