Form 10-Q
period 2021-12-31
MESA LABORATORIES INC /CO/
filed 2022-02-03
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,245,943 shares of the Issuer’s common stock, no par value, outstanding as of January 27, 2022.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except share amounts)

	December 31,	March 31,
	2021	2021
ASSETS
Current assets:
Cash and cash equivalents	$51,706	$263,865
Accounts receivable, less allowances of $339 and $218, respectively	37,289	23,787
Inventories, net	23,719	11,178
Prepaid expenses and other	8,281	4,919
Total current assets	120,995	303,749
Property, plant and equipment, net of accumulated depreciation of $17,998 and $16,330, respectively	30,152	21,998
Deferred tax asset	594	616
Other assets	11,763	2,530
Intangibles, net	264,666	111,741
Goodwill	293,542	160,841
Total assets	$721,712	$601,475

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,827	$4,473
Accrued payroll and benefits	13,978	9,388
Unearned revenues	12,483	8,777
Other accrued expenses	12,487	9,945
Total current liabilities	46,775	32,583
Deferred tax liability	41,134	16,275
Other long-term liabilities	8,334	715
Credit Facility	60,000	-
Convertible senior notes, net of discounts and debt issuance costs	169,140	145,675
Total liabilities	325,383	195,248
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,244,628 and 5,140,568 shares, respectively	308,208	317,652
Retained earnings	79,302	72,459
Accumulated other comprehensive income	8,819	16,116
Total stockholders’ equity	396,329	406,227
Total liabilities and stockholders’ equity	$721,712	$601,475

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Revenues	$54,696	$34,172	$125,456	$95,973
Cost of revenues	26,069	13,519	51,478	33,695
Gross profit	28,627	20,653	73,978	62,278
Operating expenses:
Selling	8,958	4,753	18,459	12,614
General and administrative	17,017	13,173	40,119	33,887
Research and development	5,164	2,705	10,588	7,715
Total operating expenses	31,139	20,631	69,166	54,216
Operating (loss) income	(2,512)	22	4,812	8,062
Nonoperating (income) expense:
Interest expense and amortization of debt discount	1,018	1,950	2,647	5,803
Other (income) expense, net	(1,189)	3,799	(1,455)	4,848
Total nonoperating (income) expense	(171)	5,749	1,192	10,651
(Loss) earnings before income taxes	(2,341)	(5,727)	3,620	(2,589)
Income tax (benefit)	(281)	(1,185)	(35)	(1,943)
Net (loss) income	$(2,060)	$(4,542)	$3,655	$(646)

(Loss) earnings per share:
Basic	$(0.39)	$(0.89)	$0.70	$(0.13)
Diluted	$(0.39)	$(0.89)	$0.69	$(0.13)

Weighted-average common shares outstanding:
Basic	5,233	5,125	5,199	4,922
Diluted	5,233	5,125	5,333	4,922

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020

Net (loss) income	$(2,060)	$(4,542)	$3,655	$(646)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,165)	21,142	(7,297)	39,264
Comprehensive (loss) income	$(8,225)	$16,600	$(3,642)	$38,618

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$3,655	$(646)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,686	12,933
Stock-based compensation expense	7,939	6,887
Non-cash interest and debt amortization	804	4,024
Amortization of step-up in inventory basis	6,062	(436)
Foreign currency adjustments	(1,375)	4,583
Other	67	(917)
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable, net	(2,258)	2,224
Inventories, net	351	(485)
Prepaid expenses and other assets	(1,933)	(2,691)
Accounts payable	1,270	71
Accrued liabilities and taxes payable	(1,403)	(2,517)
Unearned revenues	1,056	523
Net cash provided by operating activities	29,921	23,553
Cash flows from investing activities:
Acquisitions, net of cash acquired	(300,793)	-
Purchases of property, plant and equipment	(3,650)	(954)
Net cash (used in) investing activities	(304,443)	(954)
Cash flows from financing activities:
Proceeds from the issuance of debt	70,000	-
Payments of debt	(10,000)	-
Dividends	(2,495)	(2,341)
Proceeds from the exercise of stock options	5,352	3,692
Payments of contingent consideration	(234)	(11)
Proceeds from the issuance of common stock, net	-	145,935
Net cash provided by financing activities	62,623	147,275
Effect of exchange rate changes on cash and cash equivalents	(260)	2,477
Net (decrease) increase in cash and cash equivalents	(212,159)	172,351
Cash and cash equivalents at beginning of period	263,865	81,380
Cash and cash equivalents at end of period	$51,706	$253,731

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227
Exercise of stock options and vesting of restricted stock units	58,324	1,089	-	-	1,089
Dividends paid, $0.16 per share	-	-	(824)	-	(824)
Stock-based compensation expense	-	2,197	-	-	2,197
Foreign currency translation	-	-	-	5,371	5,371
Cumulative adjustment due to adoption of ASU 2020-06	-	(22,735)	5,683	-	(17,052)
Net income	-	-	1,995	-	1,995
June 30, 2021	5,198,892	$298,203	$79,313	$21,487	$399,003
Exercise of stock options and vesting of restricted stock units	24,340	1,992	-	-	1,992
Dividends paid, $0.16 per share	-	-	(834)	-	(834)
Stock-based compensation expense	-	2,039	-	-	2,039
Foreign currency translation	-	-	-	(6,503)	(6,503)
Net income	-	-	3,720	-	3,720
September 30, 2021	5,223,232	$302,234	$82,199	$14,984	$399,417
Exercise of stock options and vesting of restricted stock units	21,396	2,271	-	-	2,271
Dividends paid, $0.16 per share	-	-	(837)	-	(837)
Stock-based compensation expense	-	3,703	-	-	3,703
Foreign currency translation	-	-	-	(6,165)	(6,165)
Net (loss)	-	-	(2,060)	-	(2,060)
December 31, 2021	5,244,628	$308,208	$79,302	$8,819	$396,329

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2020	4,387,140	$158,023	$72,359	$(10,369)	$220,013
Proceeds from the issuance of common stock, net of issuance costs of $9,315	690,000	145,935	-	-	145,935
Exercise of stock options and vesting of restricted stock units	25,799	1,654	-	-	1,654
Dividends paid, $0.16 per share	-	-	(704)	-	(704)
Stock-based compensation expense	-	1,268	-	-	1,268
Foreign currency translation	-	-	-	12,860	12,860
Adoption of accounting standards, net	-	-	(9)	-	(9)
Net income	-	-	1,217	-	1,217
June 30, 2020	5,102,939	$306,880	$72,863	$2,491	$382,234
Exercise of stock options and vesting of restricted stock units	14,502	1,047	-	-	1,047
Dividends paid, $0.16 per share	-	-	(818)	-	(818)
Stock-based compensation expense	-	2,008	-	-	2,008
Foreign currency translation	-	-	-	5,262	5,262
Net income	-	-	2,679	-	2,679
September 30, 2020	5,117,441	$309,935	$74,724	$7,753	$392,412
Exercise of stock options and vesting of restricted stock units	13,590	991	-	-	991
Dividends paid, $0.16 per share	-	-	(819)	-	(819)
Stock-based compensation expense	-	3,611	-	-	3,611
Foreign currency translation	-	-	-	21,142	21,142
Net (loss)	-	-	(4,542)	-	(4,542)
December 31, 2020	5,131,031	$314,537	$69,363	$28,895	$412,795

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

We are a multinational manufacturer, developer, and seller of life science tools and critical quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia Pacific, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins.

As described in Note 12. "Segment Information," following the acquisition (the "Agena Acquisition") of Agena Bioscience, Inc. ("Agena") on October 20, 2021, we changed our financial reporting segments to align with strategic changes in the way we manage our business units. These changes impacted our reportable segments but did not impact our consolidated financial statements. Segment information presented herein reflects the impact of these changes for all periods presented. As of December 31, 2021, we managed our operations in four reportable segments, or divisions:

●

Sterilization and Disinfection Control - manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, dental, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry.

●

Biopharmaceutical Development - develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic drugs. Customers include biopharmaceutical research, development, and manufacturing teams at biopharmaceutical companies and academic research and development laboratories.

●

Calibration Solutions - develops, manufactures, and sells quality control and calibration products used to measure or calibrate temperature, pressure, pH, humidity, and other such parameters for health and safety purposes, primarily in hospital, medical device manufacturing, pharmaceutical manufacturing, and various laboratory environments. This division represents a combination of the historical Instruments and Continuous Monitoring reportable segments.

●

Clinical Genomics - develops, manufactures, and sells highly sensitive, low-cost, high-throughput, genetic analysis tools used by labs to perform clinical genomic testing in several therapeutic areas, such as newborn screenings, pharmacogenetics, and oncology. This division is a new reportable segment comprised entirely of Agena's operations. For more information on Mesa's acquisition of Agena, see Note 11. "Significant Transactions."

Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for the fair statement of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended  March 31, 2021.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year, references to the first quarter of fiscal year 2022 refer to the period from April 1, 2021 through June 30, 2021, references to the second quarter of fiscal year 2022 refer to the period from July 1, 2021 through September 30, 2021, and references to the third quarter of fiscal year 2022 refer to the period from October 1, 2021 through December 31, 2021. References to “fiscal year 2021” refer to the fiscal year ended March 31, 2021, and to “fiscal year 2022” refer to the fiscal year ending March 31, 2022.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. The current global business environment continues to be impacted directly and indirectly by the effects of the novel coronavirus ("COVID-19") and its variants, and it is not possible to accurately predict the future impact of COVID-19. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected by the impacts of COVID-19 during the near term:

●	Estimates regarding the future financial performance of the business used in the impairment tests for goodwill and long-lived assets acquired in a business combination; however, we have identified no COVID-19-related triggering events since our impairment analysis was completed during the quarter ended March 31, 2021;
●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions;
●	Estimates regarding recoverability of customer receivables;
●	Estimates of the net realizable value of inventory.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2020-06, Debt with Conversion and Other Options and Derivatives and Hedging Accounting for Convertible Instruments and Contracts in an Entity's Own Equity ("ASU 2020-06"), which simplifies the accounting for certain financial instruments with characteristics of both liabilities and equity, such as our convertible senior notes due 2025 (the "Notes"). ASU 2020-06 also enhances transparency and improves disclosures for convertible instruments and earnings per share guidance. It is effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted at the beginning of any fiscal year after December 15, 2020. The update permits the use of either the modified retrospective or full retrospective method of transition.

We early adopted ASU 2020-06 effective April 1, 2021 on a modified retrospective basis, and our adoption of this standard had a material effect on our consolidated financial statements. Upon adoption, we derecognized the $22,735 equity conversion feature, net of taxes, that was recorded to common stock, and we derecognized the deferred tax liability of $5,747. We recorded an increase of $22,799 in aggregate to the Note balance as a result of the reversal of the separation of the debt and equity components of the convertible debt. The net effect of these adjustments, which represents $5,683 of historical non-cash interest expense, net of taxes, was recorded as an increase in the balance of beginning retained earnings as of April 1, 2021. The adoption of this standard has significantly decreased the amount of non-cash interest expense recognized in our Condensed Statement of Operations as a result of eliminating the discount associated with the equity component. Our statements of cash flows reflect the lower non-cash interest expense in effect after the adoption of ASU 2020-06.

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

On October 28, 2021, the FASB issued Accounting Standard Update No. 2021-08 ("ASU 2021-08"), Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which amends Accounting Standards Codification ("ASC") 805 to require acquiring entities to apply ASC 606 to recognize and measure contract assets and contract liabilities in a business combination. Prior to adoption, an acquirer generally recognized such items at fair value on acquisition date.

We early adopted ASU 2021-08 upon its issuance effective October 28, 2021 and applied the amendments retrospectively to the Agena Acquisition, which occurred during fiscal year 2022, the year in which we adopted the amendment. As a result of adopting ASU 2021-08, we recognized Agena's deferred revenue at its recorded book value of $3,168 rather than at fair value, after determining that Agena's application of ASC 606 was appropriate and the underlying accounting for deferred revenue included no material errors.

Note 2. Revenue Recognition

We develop, manufacture, market, sell, and maintain life sciences tools and quality control instruments and software, consumables, and services. Sales of hardware and software, such as instruments used for molecular and genetic analysis, protein synthesizers, medical meters, wireless sensor systems, and data loggers, are generally driven by our acquisition of new customers, growth of existing customers, or customers replacing existing equipment. Hardware sales  may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function. We also offer on-demand and time-based service and maintenance contracts on our instruments. Our consumables such as biological indicator test strips are used on a standalone basis; however, some of our consumables, such as reagents used for molecular and genetic analysis, protein synthesis, and calibration solutions, are critical to the ongoing use of our instruments. Consumables are typically used on a one-time basis and require frequent replacement in our customers' operating cycles. Revenues from our new Clinical Genomics segment are derived from our recently acquired Agena business (See Note 11. "Significant Transactions"). These revenues consist of sales of consumables and instruments used in molecular and genetic analysis, as well as sales of discrete and contracted instrument maintenance agreements.

We evaluate our revenues internally based on operating segment, the timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized at the shipping point or upon completion of the service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. The significant majority of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three and nine months ended December 31, 2021 and 2020, respectively:

	Three Months Ended December 31, 2021
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics*	Total
Discrete Revenues
Consumables	$11,718	$5,503	$889	$10,221	$28,331
Hardware and Software	250	4,907	6,978	4,407	16,542
Services	392	1,297	2,826	931	5,446
Contracted Revenues
Services and Software	1,471	1,049	931	926	4,377
Total Revenues	$13,831	$12,756	$11,624	$16,485	$54,696

	Three Months Ended December 31, 2020
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics*	Total
Discrete Revenues
Consumables	$11,250	$3,406	$726	$-	$15,382
Hardware and Software	151	3,771	8,130	-	12,052
Services	433	506	2,841	-	3,780
Contracted Revenues
Services and Software	1,243	1,028	687	-	2,958
Total Revenues	$13,077	$8,711	$12,384	$-	$34,172

	Nine Months Ended December 31, 2021
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics*	Total
Discrete Revenues
Consumables	$36,579	$14,329	$2,701	$10,221	$63,830
Hardware and Software	495	11,936	20,608	4,407	37,446
Services	1,586	2,729	8,042	931	13,288
Contracted Revenues
Services and Software	4,354	3,194	2,418	926	10,892
Total Revenues	$43,014	$32,188	$33,769	$16,485	$125,456

	Nine Months Ended December 31, 2020
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics*	Total
Discrete Revenues
Consumables	$32,252	$8,583	$2,294	$-	$43,129
Hardware and Software	388	10,518	22,127	-	33,033
Services	1,389	2,293	7,866	-	11,548
Contracted Revenues
Services and Software	3,667	2,397	2,199	-	8,263
Total Revenues	$37,696	$23,791	$34,486	$-	$95,973

*Revenues in the Clinical Genomics division represent transactions subsequent to the Agena Acquisition on October 20, 2021.

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or the location of service performed, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
United States	$30,414	$18,480	$68,253	$52,246
Foreign	24,282	15,692	57,203	43,727
Total revenues	$54,696	$34,172	$125,456	$95,973

No foreign country exceeds 10% of total revenues.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in unearned revenues or customer deposits, called contract liabilities. Short-term contract liabilities are included within other accrued expenses and unearned revenues in the accompanying Condensed Consolidated Balance Sheets, and long-term contract liabilities are included within other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets. We did not have any contract assets as of  December 31, 2021 or March 31, 2021. Unbilled receivables, which are not classified as contract assets, represent arrangements in which sales have been recorded prior to billing and right to payment is unconditional.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2021	$8,994
Prior year liabilities recognized in revenues during the nine months ended December 31, 2021	(5,387)
Contract liabilities added during the nine months ended December 31, 2021, net of revenues recognized	10,201
Contract liabilities balance as of December 31, 2021	$13,808

Contract liabilities of $3,538 added during the nine months ended December 31, 2021 are attributable to the Agena Acquisition (See Note 11. "Significant Transactions").

Note 3. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable, and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate fair value. We measure our cash equivalents at fair value using quoted market prices in an active market, and we classify them within Level 1 of the fair value hierarchy. Cash and cash equivalents on our Condensed Consolidated Balance Sheets included $0 held in a money market account as of December 31, 2021, compared to $230,822 held in a money market account as of March 31, 2021. We used the money market funds for the Agena Acquisition, see Note 11. "Significant Transactions."

During fiscal year 2020, we issued $172,500 aggregate principal of 1.375% convertible senior notes due August 15, 2025. We estimate the fair value of the Notes based on Level 2 inputs of the last actively traded price or market observable input before the end of the reporting period. The estimated fair value and carrying value of the Notes are as follows:

	December 31, 2021		March 31, 2021
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$169,140	$220,477	$145,675	$188,780

The carrying value of the Notes increased as a result of the adoption of ASU 2020-06, discussed further in Note 1. "Description of Business and Summary of Significant Accounting Policies" and Note 6. "Indebtedness."

Assets recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets, including those that were part of the Agena Acquisition. These assets are measured at fair value if determined to be impaired. Preliminary fair values assigned to assets acquired and liabilities assumed in the Agena Acquisition, except deferred revenues, were measured using Level 3 inputs, as discussed further in Note 11. "Significant Transactions." There were no transfers between the levels of the fair value hierarchy during the three and nine months ended December 31, 2021 or the three and nine months ended December 31, 2020.

Cash and cash equivalents and accounts receivable are the financial instruments that subject us to the highest concentration of credit risk. It is our policy to invest in highly liquid cash equivalent financial instruments with high credit ratings, and to maintain low single issuer exposure (except U.S. treasuries). Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. We reserve an allowance for potential write-offs of accounts receivable using historical collection experience and current and expected future economic and market conditions, but we have not written off any significant accounts to date. To manage credit risk, we consider the creditworthiness of new and existing customers, and we regularly review outstanding balances and payment histories. We  may require pre-payments from customers under certain circumstances and  may limit future purchases until payments are made on past due amounts.

Note 4. Supplemental Balance Sheets Information

Inventories consist of the following:

	December 31, 2021	March 31, 2021
Raw materials	$13,962	$5,755
Work in process	1,956	426
Finished goods	7,801	4,997
Inventories, net	$23,719	$11,178

As of December 31, 2021, $11,560 of the total inventory on hand was acquired as part of the Agena Acquisition and is attributable to the Clinical Genomics division. Finished goods inventory of Agena included $6,062 of inventory step-up as of October 20, 2021, which was required to report inventory at fair value at the time of acquisition. The inventory step-up was amortized to cost of revenues over approximately two months following the acquisition date, which resulted in a temporary reduction in gross profit for the Clinical Genomics division and the consolidated financial results. We fully amortized the $6,062 inventory step-up to costs of revenues on the Consolidated Statement of Operations during the period from October 20, 2021 to December 31, 2021.

Other accrued expenses consist of the following:

	December 31, 2021	March 31, 2021
Accrued business taxes	$6,289	$6,397
Current operating lease liabilities	2,733	1,023
Interest payable	918	303
Warranty	606	253
Accrued professional services	547	473
Other	1,394	1,496
Total other accrued expenses	$12,487	$9,945

As of December 31, 2021 and March 31, 2021, operating lease right-of-use assets where we are the lessee were $10,785 and $1,930, respectively, and are included within other assets in the accompanying Condensed Consolidated Balance Sheets.  The associated operating lease liabilities were $10,604 and $1,700 as of December 31, 2021 and March 31, 2021, respectively, and are included in other accrued expenses and other long-term liabilities. The increased balances are due to the acquisition of Agena.

Note 5. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	December 31, 2021			March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intellectual property	$66,984	$(10,662)	$56,322	$21,201	$(8,595)	$12,606
Trade names	24,360	(3,333)	21,027	8,612	(3,129)	5,483
Customer relationships	249,612	(62,369)	187,243	145,754	(52,206)	93,548
Non-compete agreements	1,299	(1,225)	74	1,299	(1,195)	104
Total	$342,255	$(77,589)	$264,666	$176,866	$(65,125)	$111,741

The increase in the intangible assets balance from March 31, 2021 to December 31, 2021 is primarily related to the Agena Acquisition. See Note 11. "Significant Transactions" for more information.

Amortization expense for finite-lived intangible assets acquired in a business combination was $5,922 and $13,495 for the three and nine months ended December 31, 2021, respectively, and $3,828 and $10,694 for the three and nine months ended December 31, 2020, respectively. The increase in intangibles amortization was primarily attributable to amortizing intangible assets acquired in the Agena Acquisition.

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2022	$ 6,447
2023	25,670
2024	25,154
2025	23,566
2026	22,789

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
March 31, 2021	$30,153	$93,399	$37,289	$-	$160,841
Effect of foreign currency translation	(275)	(2,995)	(35)	-	(3,305)
Goodwill acquired in Agena Acquisition	-	-	-	136,006	136,006
December 31, 2021	$29,878	$90,404	$37,254	$136,006	$293,542

The Agena Acquisition created an impetus for us to realign our financial reporting segments (See Note 12. “Segment Information”) and reevaluate the underlying reporting units that form the basis of our goodwill impairment testing. As a result of adjustments to our reporting units, we performed goodwill impairment assessments during the quarter ended December 31, 2021. Based on those assessments, we determined that the fair value of each reporting unit exceeded its carrying value, and no impairment existed as of the date of the Agena Acquisition or as of December 31, 2021.

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

Amounts borrowed under the Credit Facility bear interest at either a base rate or a Eurodollar rate, plus an applicable spread. The weighted average interest rate on borrowing under our line of credit during the third quarter of fiscal year 2022 was 1.5%. We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio. Since the Credit Facility's inception, the rate applied to our unused commitment fees has been 0.15%. We incurred unused commitment fees of $13 and $70 during the three and nine months ended December 31, 2021, respectively, and the balance of unamortized customary lender fees was $526 and $650 as of December 31, 2021 and  March 31, 2021, respectively. On our Consolidated Balance Sheets, the short term portion of unamortized fees is recorded within prepaid expenses and other, and the long term portion is recorded in other assets. The fees are being expensed on a straight line basis over the life of the agreement.

The financial covenants in the Credit Facility include a maximum leverage ratio of 5.50 to 1.00 for the first four testing dates on which the line of credit is outstanding; 5.0 to 1.0 on each of the fifth, sixth, seventh, and eighth testing dates; and 4.5 to 1.0 on each testing date following the eighth testing date, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  December 31, 2021, we were in compliance with all required covenants.

On October 18, 2021, we borrowed $70,000 under the Credit Facility to provide a portion of the cash needed to complete the Agena Acquisition as further discussed in Note 11. "Significant Transactions." Subsequent to the Agena Acquisition, we repaid $10,000 against our outstanding balance during the third quarter of fiscal year 2022. As of December 31, 2021, the outstanding balance under our Credit Facility was $60,000. In January 2022, we repaid $4,000 of the outstanding balance on our Credit Facility.

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

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as we receive conversion notices from note holders. The circumstances necessary for conversion were not met during the three or nine months ended December 31, 2021. As of December 31, 2021, the Notes are classified as a long-term liability on our Condensed Consolidated Balance Sheets as the circumstances necessary for conversion were not satisfied as of the end of the period. The if-converted value of the Notes did not exceed the principal balance as of  December 31, 2021.

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

The net carrying amount of the Notes was as follows:

	December 31, 2021	March 31, 2021
Principal outstanding	$172,500	$172,500
Unamortized debt discount attributable to equity	-	(23,497)
Unamortized debt issuance costs	(3,360)	(3,328)
Net carrying value	$169,140	$145,675

We recognized interest expense on the Notes as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Coupon interest expense at 1.375%	$593	$593	$1,779	$1,779
Amortization of debt discounts and issuance costs	223	1,357	666	4,024
Total	$816	$1,950	$2,445	$5,803

The effective interest rate on the notes is approximately 1.9%. Prior to the adoption of ASU 2020-06, the effective interest rate was approximately 5.5%.

Note 7. Stockholders' Equity

Stock-Based Compensation

During the second quarter of fiscal year 2022, our shareholders approved the Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 330 shares of common stock to eligible participants. For the purpose of counting the shares remaining under the 2021 Equity Plan, each share underlying a stock option or a full value award (such as restricted stock units and performance shares) counts as one share used. The 2021 Equity Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to grant equity awards, or to delegate its authority under the plan to make grants (subject to certain legal and regulatory restrictions), including the authority to determine the individuals to whom awards will be granted, the type of awards and when the awards are to be granted, the number of shares to be covered by each award, the vesting schedule, and all other terms and conditions of the awards.

Our 2021 Equity Plan includes retiree provisions, which result in the acceleration of stock-based compensation expense for retiree-eligible participants.

The exercise price of stock awards granted under the 2021 Equity Plan cannot be less than the fair market value at the date of grant. Shares issued during the nine months ended December 31, 2021 were issued in connection with the 2021 Equity Plan.

Amounts recognized related to stock-based compensation are as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2021	2020
Stock-based compensation expense	$3,703	$3,611	$7,939	$6,887
Amount of income tax (benefit) expense recognized in earnings	(743)	320	(4,247)	(1,127)
Stock-based compensation expense, net of tax	$2,960	$3,931	$3,692	$5,760

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the nine months ended December 31, 2021:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2021	253	$129.55	2.7	$28,856
Awards granted	37	268.85
Awards forfeited or expired	(4)	191.52
Awards exercised	(62)	98.99
Outstanding as of December 31, 2021	224	$159.79	2.8	$37,597

The stock options granted during the nine months ended December 31, 2021 vest in equal installments on September 1, 2022, June 15, 2023 and June 15, 2024.

The following is a summary of restricted stock unit ("RSU") award activity for the nine months ended December 31, 2021:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2021(1)	37	$206.56	20	$207.88
Awards granted (1)	37	274.83	47	302.15
Performance adjustment(2)	-	-	16	190.07
Awards forfeited	(2)	224.66	-	-
Awards distributed	(20)	207.98	(28)	197.81
Outstanding as of December 31, 2021(1)	52	$253.59	55	$288.45

(1)	Balances for performance-based restricted stock units ("PSUs") are reflected at target.
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

The outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. Of the RSUs granted during the nine months ended December 31, 2021, approximately 28 vest in equal installments on September 1, 2022, June 15, 2023 and June 15, 2024; approximately 8 vest in equal installments on November 15, 2022, November 15, 2023, and November 15, 2024; and the remainder represent time-based RSUs issued to non-employee directors, which vest one year from the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

Performance-based RSUs vest upon completion of the service period described in the award agreement and based on achievement of the financial targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the financial targets on a straight-line basis over the service period. During fiscal year 2020, we awarded 8 PSUs (the "FY 20 PSUs") that are subject to both service and performance conditions to eligible employees. The FY 20 PSUs had a grant date fair value of $202.00 per share and vest based on our achievement of specific performance criteria for the three-year period from  April 1, 2019 through  March 31, 2022 and on a pro-rata basis after 12 months of continued service through  June 15, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest. Based on actual and projected performance through the quarter ended December 31, 2021, we increased our estimate of FY 20 PSUs expected to vest from 6 to 9 shares, resulting in a cumulative effect true up of $584 recorded during the third quarter of fiscal year 2022. We expect to record $151 of expense related to the FY 20 PSUs in the fourth quarter of fiscal year 2022.

During the third quarter of fiscal year 2022, we awarded 7 PSUs to key employees of Agena that are subject to both service and performance conditions ("Agena PSUs"). The Agena PSUs had a grant date fair value of $305.79 per share and vest based on continued service, completion of certain compliance requirements, and achievement of specific financial performance targets for the period from  October 20, 2021 through March 31, 2023. The quantity of shares that will be issued upon vesting will range from 50% to 200%; if financial performance is less than 50% of targets, then no shares will vest.

On October 28, 2021, the Compensation Committee of the Board of Directors granted a special long-term equity award consisting of performance stock units covering a target of 40 shares (“PSUs”) that is subject to both performance and service conditions to our Chief Executive Officer. The performance period of the award is the three-year period from April 1, 2021 through March 31, 2024 and the service is the period commencing on October 28, 2021 and ending on October 27, 2024, October 27, 2025, and October 27, 2026 on which dates eligible PSUs will vest and be distributed. The performance metrics are cumulative GAAP revenues over the performance period and cumulative adjusted operating income over the performance period. The quantity of shares that will be issued upon vesting will range from 0 to 40; if financial performance targets are not met, then no shares will vest.

During the three months ended June 30, 2021, the Compensation Committee of the Board of Directors modified a time-based restricted stock award granted to our Chief Executive Officer during fiscal year 2017, distributing 3 remaining outstanding shares effective June 8, 2021. The original award required vesting of 1 award on each of  March 20, 2022, 2023, and 2024. As a result of the modification, we recognized the previously unrecognized compensation cost of $351 during the three months ended June 30, 2021.

Public Offering of Common Stock

On June 12, 2020, we completed the sale and issuance of 600 shares of our common stock and on June 19, 2020, our underwriters exercised in full their option to purchase an additional 90 shares of our common stock. The offering price to the public was $225.00 per share. The total proceeds we received from the offering, net of underwriting discounts and commissions and other offering expenses, was $145,935.

Note 8. Earnings (Loss) Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per share (“diluted EPS”) is computed similarly to basic (loss) earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and RSUs, including RSUs that contain performance conditions which have been achieved as of the reporting period (collectively “stock awards”), as well as common shares underlying the Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would then have an antidilutive effect. There was no dilution in our diluted EPS calculation for the three months ended  December 31, 2021 nor the three and nine months ended  December 31, 2020 because we incurred net losses in those periods and the effect would have been antidilutive.

The impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for three and nine months ended December 31, 2021 and December 31, 2020.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net (loss) income available for shareholders	$(2,060)	$(4,542)	$3,655	$(646)
Weighted average outstanding shares of common stock	5,233	5,125	5,199	4,922
Dilutive effect of stock options	-	-	107	-
Dilutive effect of RSUs	-	-	27	-
Fully diluted shares	5,233	5,125	5,333	4,922

Basic (loss) earnings per share	$(0.39)	$(0.89)	$0.70	$(0.13)
Diluted (loss) earnings per share	$(0.39)	$(0.89)	$0.69	$(0.13)

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Assumed conversion of the Notes	608	608	608	608
Stock awards that were anti-dilutive	285	307	38	313
Stock awards subject to performance conditions	40	11	18	17
Total stock awards excluded from diluted EPS	933	926	664	938

Note 9. Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income. Each quarter, our estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. Additionally, the tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. The impact of changes in tax laws or rates on deferred tax amounts, impairments of non-deductible goodwill, excess benefits from stock-based compensation, and changes in tax reserves resulting from the finalization of tax audits or reviews are examples of significant unusual or infrequently occurring items that are recognized as discrete items in the interim period in which the event occurs. There is a potential for volatility in the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which it relates, changes in tax laws and foreign tax holidays, settlement with taxing authorities, and foreign currency fluctuations.

Our effective income tax rate was (1.0%) for the nine months ended December 31, 2021 and 75% for the nine months ended December 31, 2020. The effective tax rate for the nine months ended December 31, 2021 differed from the statutory federal rate of 21% primarily due to the benefit of share-based payment awards for employees and foreign derived intangible income, partially offset by the limitations imposed by Section 162(m), and expenses for state income taxes.

During the third quarter of fiscal year 2022, we recorded a $1,164 uncertain tax position related to research and development tax credits claimed by Agena prior to the Acquisition, which is included in the preliminary purchase price.

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

Note 10. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of December 31, 2021, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

Companies are required to collect and remit sales tax from certain customers if the company is determined to have nexus in a particular state. The determination of nexus varies by state and often requires technical knowledge of each jurisdiction's tax case law. During fiscal year 2021, we determined that certain subsidiaries of GPT had established nexus in various jurisdictions during prior periods without properly collecting and remitting sales tax, and in certain cases had collected sales tax and not remitted it. The estimated accrued liability for this matter is included in other accrued expenses on the Condensed Consolidated Balance Sheets. The balance was $2,317 and $2,714 as of December 31, 2021 and March 31, 2021, respectively. The balance decreased because we settled our obligations with certain states during the nine months ended December 31, 2021, partially offset by additional taxes, interest, and penalties incurred. Approximately $1,899 of the liability is considered a preacquisition contingency and was included in purchase accounting.

Note 11. Significant Transactions

Acquisition of Agena Bioscience, Inc.

On October 20, 2021, we completed the acquisition of Agena Bioscience, Inc., which aligns with our overall acquisition strategy, moves our business towards the life sciences tools sector, and expands our market opportunities, particularly in Asia. Agena is a leading clinical genomics tools company that develops, manufactures, markets, and supports proprietary instruments and related consumables and services that enable genetic analysis for a broad range of diagnostic and research applications. Using Agena's MassARRAY® instruments and chemical reagent solutions, customers can analyze DNA samples for a variety of high volume clinical testing applications, such as inherited genetic disease testing, pharmacogenetics, various oncology tests, infectious disease testing, and other highly-differentiated applications. Agena sells its products primarily to clinical labs, including large specialty, reference and pathology labs, as well as a variety of academic, hospital, and government facilities. Agena’s products are marketed directly to laboratories as well as to in vitro diagnostic development partners globally. Agena's products are differentiated in the market because they combine the throughput and analytical capabilities of mass spectrometry with the flexibility, ease-of-use and cost advantages of polymerase chain reaction ("PCR") methods.

We funded the acquisition and transactions relating thereto with cash on hand and borrowings under the Credit Facility. See Note 6. "Indebtedness" for additional details regarding the Credit Facility. At the completion of the Agena Acquisition on October 20, 2021, each Agena common share issued and outstanding was converted into the right to receive $5.96 per share in cash, subject to adjustment, without interest. We paid $300,793, net of cash acquired, but inclusive of working capital adjustments, to complete the Agena Acquisition. Of the cash consideration we paid, approximately $267,000 represented cash consideration to holders of Agena’s preferred and common stock, approximately $2,000 represented cash consideration paid for the settlement of Agena’s warrants, and approximately $31,800 represented cash consideration for the settlement of Agena's vested stock options as of the closing date.

Preliminary Allocation of Purchase Price

We accounted for the Agena Acquisition as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the acquiree's identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values and consolidated with those of Mesa. Significant judgments and estimates are required when performing valuations. For example, we use judgment when estimating the fair value of intangible assets using a discounted cash flow model because this method involves the use of significant estimates and assumptions with respect to revenue growth rates, customer attrition rate and discount rates, all of which are considered Level 3 inputs. We obtained the information used to prepare the preliminary valuation during due diligence and from other sources. These estimates were based on assumptions that we believe to be reasonable; however, actual results may differ from these estimates. The following table summarizes the allocation of the preliminary purchase price as of October 20, 2021:

	Life (in years)	Amount
Cash and cash equivalents		$7,544
Accounts receivable (a)		11,100
Other current assets (b)		24,324
Total current assets		42,968
Property, plant and equipment/ noncurrent assets		16,976
Deferred tax asset		792
Intangible assets:
Goodwill (c)	N/A	136,006
Customer relationships (d)	16	107,100
Intellectual property (d)	10	46,200
Tradenames (d)	N/A	15,900
Total assets acquired		$365,942
Accounts payable		2,174
Unearned revenues		2,713
Other current liabilities		12,549
Total current liabilities		17,436
Deferred tax liability		31,907
Other noncurrent liabilities		8,262
Total liabilities assumed		57,605
Total purchase price, net of cash acquired		$300,793

(a) Trade receivables, net, which is expected to be collected.

(b) Includes $6,062 of inventory step-up, which was amortized entirely within the third quarter of fiscal year 2022.

(c) Acquired goodwill of $136,006, all of which is allocated to the Clinical Genomics reportable segment, represents the value expected to arise from the value of expanded market opportunities, expected synergies, and assembled workforce, none of which qualify as amortizable intangible assets. The goodwill acquired is not deductible for income tax purposes.

(d) Customer relationships and intellectual property are currently expected to be amortized on a straight line basis over a weighted average 14.2 year period. The identified intangible assets will be amortized on a straight line basis over their useful lives, which approximates the pattern that the assets' economic benefits are expected to be consumed over time. Tradenames are considered indefinite-lived intangibles. Amortization expense for customer relationships will be amortized to general and administrative expenses; amortization expense for intellectual property will be recorded to cost of revenues. During the period from October 20, 2021 until December 31, 2021, $1,320 of amortization expense was recorded to general and administrative costs and $911 of amortization expense was recorded to cost of revenues and allocated to the Clinical Genomics Division. Once our final valuation is complete, the amount of amortization expense will be trued up and amortization will be based on our final allocation.

This preliminary purchase price allocation is subject to revision as more detailed analyses are completed. If additional information about the fair value of assets acquired and liabilities assumed becomes available, we may further revise the preliminary purchase price allocation as soon as is practical, but will not do so more than one year from the acquisition date. Only items identified as of the acquisition date are considered for subsequent adjustment. Any such revisions or changes may be material. The final allocation may include, but not be limited to: (1) changes in allocations to intangible assets such as trade names, intellectual property and customer relationships, as well as goodwill, (2) changes to inventory, (3) changes to deferred tax balances, and (4) other changes to assets and liabilities.

Acquisition-related costs, such as legal and advisory fees, of $605 and $723 for the three and nine months ended December 31, 2021, respectively, are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred and are reflected on the Condensed Consolidated Statement of Operations in general and administrative expenses.

Unaudited Pro Forma Information

Agena's operations contributed $16,485 to revenues and ($4,532) of net loss to our consolidated results during the third quarter of fiscal year 2022, including the inventory-step up amounting to $6,062 that was fully amortized in the third quarter of fiscal year 2022. We included the operating results of Agena in our Condensed Consolidated Statements of Operations beginning on October 20, 2021, subsequent to the acquisition date. The following pro forma financial information presents the combined results of operations of Mesa and Agena as if the acquisition had occurred on April 1, 2020 after giving effect to certain pro forma adjustments. The pro forma adjustments reflected only include those adjustments that are directly attributable to the Agena Acquisition, are factually supportable and have a recurring impact; they do not reflect any adjustments for anticipated expense savings resulting from the acquisition and are not necessarily indicative of the operating results that would have actually occurred had the transaction been consummated on April 1, 2020 or of future results.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Pro forma total revenues (1)	$56,659	$62,424	$163,734	$154,172
Pro forma net income (2)	477	(1,712)	7,318	(6,082)

(1) Net revenues were adjusted to include net revenues of Agena.

(2) Pro forma adjustments to net earnings attributable to Mesa include the following:

● Excludes acquisition-related transaction costs incurred in the three and nine months ended December 31, 2021.

● Excludes interest expense attributable to Agena external debt that was paid off as part of the acquisition.

● Additional amortization expense of $2,828 and $8,485 for the three and nine month periods presented, respectively, based on the increased fair value of amortizable intangible assets acquired.

● Additional charge to cost of revenues of $6,062 was included in the three and nine months ended December 31, 2020 based on the step up value of inventory. $6,062 was excluded from the three and nine months ended December 31, 2021 based on the step up value of inventory which would have been fully amortized within the first three months of the acquisition.

● Additional stock based compensation expense representing expense for performance share units awarded to certain key Agena employees.

● Income tax effect of applicable adjustments made at a blended federal and state statutory rate (approximately 26%).

Butler, New Jersey Closure

We completed the previously announced closure of our Butler, New Jersey facility during the three months ended  June 30, 2021. The facility was primarily used in the production of our gas flow calibration and air sampling equipment, which is part of our Calibration Solutions division. Our manufacturing facility in Lakewood, Colorado is currently undergoing renovations that will allow it to accommodate the production of the gas flow calibration and air sampling equipment. Consolidating the production of these products is expected to reduce facilities costs and streamline our use of lean manufacturing tools under central management to further encourage production efficiencies. As a result of the facility consolidation, we incurred $0 and $77 of severance costs during the three and nine months ended December 31, 2021, respectively, which were recorded to cost of revenues, selling, and general and administrative expense on the Condensed Consolidated Statement of Operations. As of  December 31, 2021, there were no outstanding and accrued costs, and we do not expect to incur any material expenses related to the Butler, New Jersey facility closure in future periods.

Note 12. Segment Information

Following the Agena Acquisition discussed in Note 11. "Significant Transactions," we realigned our financial reporting segments to reflect how management evaluates the business and allocates resources. The acquisition of Agena expanded our presence further into the life sciences tools market and provided an impetus for the creation of our new Clinical Genomics reportable segment. The strategic shift in our business also resulted in a change to the way we manage other business units, and as a result, our historical Instruments and Continuous Monitoring reportable segments have been combined to create Calibration Solutions. Prior year amounts presented have been reclassified to conform to current year presentation. Our change in financial reporting segments has not resulted in any change to previously reported consolidated amounts.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues:
Sterilization and Disinfection Control	$13,831	$13,077	$43,014	$37,696
Biopharmaceutical Development	12,756	8,711	32,188	23,791
Calibration Solutions	11,624	12,384	33,769	34,486
Clinical Genomics	16,485	-	16,485	-
Total revenues (a)	$54,696	$34,172	$125,456	$95,973

Gross profit (loss)
Sterilization and Disinfection Control	$9,945	$9,308	$31,859	$28,098
Biopharmaceutical Development	8,768	4,616	20,061	15,294
Calibration Solutions	6,090	6,869	18,330	18,962
Clinical Genomics	3,924	-	3,924	-
Reportable segment gross profit	28,727	20,793	74,174	62,354
Corporate and Other (b)	(100)	(140)	(196)	(76)
Gross profit	$28,627	$20,653	$73,978	$62,278
Reconciling Items:
Operating expenses	31,139	20,631	69,166	54,216
Operating (loss) income	(2,512)	22	4,812	8,062
Nonoperating (income) expense, net	(171)	5,749	1,192	10,651
(Loss) earnings before income taxes	$(2,341)	$(5,727)	$3,620	$(2,589)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	December 31,	March 31,
	2021	2021
Sterilization and Disinfection Control	$2,146	$2,333
Biopharmaceutical Development	4,482	4,162
Calibration Solutions	5,531	4,683
Clinical Genomics	11,560	-
Total inventories	$23,719	$11,178

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; potential impairment of future earnings; anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; product research and development; regulatory approval; selling, general and administrative expenditures; intellectual property; development and manufacturing plans; availability of materials and components; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “intend,” “seek,” “anticipate,” “believe,” “could,” “estimate,” “plan,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: the duration and impact of the COVID-19 pandemic and its adverse effects on our business; our ability to successfully grow our business, including as a result of acquisitions; the results on operations of acquisitions; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; projections of revenues, growth, operating results, profit margins, expenses, earnings, margins, tax rates, tax provisions, cash flows, liquidity, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; restructuring activities; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; assumptions underlying any of the foregoing; and any other statements that address events or developments that we intend or believe will or may occur in the future. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” and elsewhere in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Business Overview

We are a multinational manufacturer, developer, and seller of life science tools and critical quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia Pacific, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross margins. As described in Item 1. Financial Statements Note 12. "Segment Information," during the third quarter of fiscal year 2022, following the acquisition of Agena, Mesa changed its business segment reporting to align with strategic changes in the way we manage our business units. As of December 31, 2021, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development, Calibration Solutions, and Clinical Genomics, which is comprised of the newly-acquired Agena. Each of our divisions are described further in "Results of Operations" below. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Corporate Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries, in particular the pharmaceutical, healthcare services, and medical device verticals, that require dependable quality control and calibration solutions to ensure the safety and efficacy of the products they use. By delivering the highest quality products possible, we are committed to protecting people, the environment, and end products.

Organic Growth

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

Gross profit is affected by many factors including our product mix, manufacturing efficiencies, foreign currency rates, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately the mix of sales and prices will continue to impact our overall gross profit.

Inorganic Growth - Acquisitions

During the third quarter of fiscal year 2022, we completed the acquisition of Agena for an aggregate purchase price of $300,793, net of cash acquired, subject to customary purchase price adjustments. Agena is a leading clinical genomics tools company that develops, manufactures, and sells highly sensitive, low-cost, high-throughput, genetic analysis tools used by clinical labs to perform genomic clinical testing in several therapeutic areas, such as newborn screenings, pharmacogenetics and oncology.  The acquisition of Agena accelerates Mesa's strategic trajectory towards higher growth applications within the regulated segments of the life sciences tools market.

Over the past decade, we have consummated a number of acquisitions as part of our growth strategy. The acquisitions of these businesses have allowed us to expand our product offerings, globalize our company, and increase the scale at which we operate, which in turn affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®.

Improving Our Operating Efficiency

We maximize value in both our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up The Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating a set of high-margin, niche businesses. The Mesa Way is focused on: Measuring What Matters using our customers' perspective and setting high standards for performance; Empowering Teams to improve operationally and exceed customer expectations; Steadily Improving using lean-based tools designed to help us identify the root cause of opportunities and prioritize the biggest opportunities; and Always Learning so that performance continuously improves. As we integrate Agena into our business, we will focus on applying The Mesa Way to its operations which we hope will improve efficiency in some areas of Agena's business.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team approach. It is our exceptionally talented workforce that works together and uses our lean-based tool set to find ways to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our shareholders.

Business Update and COVID-19

The COVID-19 pandemic began to broadly impact our business late in fiscal year 2020, and its impacts continued to affect our business in various ways throughout fiscal year 2021 and to a lesser extent, into the first three quarters of fiscal year 2022. We continue to monitor the impacts of COVID-19, including the current spread of certain variants of the virus, and we have taken and will continue to take steps to identify and mitigate the adverse impact on, and risks to, our business (including but not limited to our employees, customers, vendors, manufacturing capabilities and capacity, and supply and distribution channels) posed by the spread of COVID-19 and the government responses thereto.

COVID-19 has caused or exacerbated broad market phenomena such as supply chain disruptions, inflation, and wage pressure to which we are susceptible. Each quarter of fiscal year 2022, we have experienced increased supply constraints for certain components used in our operations, particularly components used by the Calibration Solutions division, and to a lesser extent, our Biopharmaceutical Development division; Clinical Genomics has also experienced supply chain constraints although the division has only been part of Mesa since October 20, 2021. We continue to work with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts, including pre-ordering components in higher quantities than usual, which has resulted in increased raw materials balances on our balance sheet as of December 31, 2021. The impact of supply chain disruptions is discussed in more detail in our "Results of Operations" and "Risk Factors" below. We expect disruptions to our supply chain to persist at least through fiscal year 2023.

The COVID-19 pandemic and related public health recommendations and mandated precautions to mitigate the spread of the virus, including regulations to close or limit the operating hours of our laboratory and facilities of our customers, and to prevent non-essential personnel from going on-site to customer locations to service or market our products, have negatively affected our operations. While many recommendations and precautions that affected us in fiscal year 2021 have been rescinded in the United States, some restrictions were reimposed for portions of the nine months ended December 31, 2021 as COVID-19 variants spread widely. Our operations in Europe and Asia have been most impacted because regulations and restrictions have tended to be more widespread in those areas. In contrast to the negative impacts experienced by our other divisions, our Clinical Genomics division produces a consumable reagent that can be used with its proprietary MassARRAY® instruments to accurately identify the presence of the COVID-19 virus and identify the variant from a biological sample. As a result, the Clinical Genomics division has benefited to some extent from outbreaks and resulting increased testing efforts. However, like in our other divisions, regulatory restrictions, particularly in Asia have negatively impacted commercial execution, limiting sales of all types of Clinical Genomics instruments to new customers.

Sales of our hardware products have historically been more sensitive to general economic conditions than sales of our consumables.  This pattern was apparent during fiscal year 2021 and continued into the first quarter of fiscal year 2022. In addition, even after the COVID-19 pandemic has subsided as a public health matter, we may experience material adverse impacts to our business as a result of its adverse impact on the global economy, in-person collaboration and sales efforts, and our customers’ changed purchasing behavior and confidence.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Revenues from our reportable segments increased 60% and 31% for the three and nine months ended December 31, 2021, respectively. Revenues growth was primarily attributable to the acquisition of Agena; however, organic revenues growth was 12% and 14% for the three and nine months ended December 31, 2021, respectively. Gross profit as a percentage of revenues decreased eight and six percentage points for the three and nine months ended December 31, 2021, respectively, compared to the three and nine months ended December 31, 2020, respectively, primarily as a result of amortization of the inventory step-up of $6,062 as required by purchase accounting. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020	Three Months Ended December 31, 2021	Three Months Ended December 31, 2020
Sterilization and Disinfection Control	$13,831	$13,077	6%	13%	72%	71%
Biopharmaceutical Development	12,756	8,711	46%	14%	69%	53%
Calibration Solutions	11,624	12,384	(6%)	(13%)	52%	55%
Clinical Genomics	16,485	-	N/A	N/A	24%	N/A
Mesa Labs' reportable segments	$54,696	$34,172	12%	1%	53%	61%

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2020
Sterilization and Disinfection Control	$43,014	$37,696	14%	5%	74%	75%
Biopharmaceutical Development	32,188	23,791	35%	14%	62%	64%
Calibration Solutions	33,769	34,486	(2%)	(13%)	54%	55%
Clinical Genomics	16,485	-	N/A	N/A	24%	N/A
Mesa Labs' reportable segments	$125,456	$95,973	14%	(3%)	59%	65%

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$54,696	$34,172	60%	$125,456	$95,973	31%
Gross profit	28,627	20,653	39%	73,978	62,278	19%
Operating expenses	31,139	20,631	51%	69,166	54,216	28%
Operating (loss) income	(2,512)	22	(11,518%)	4,812	8,062	(40%)
Net (loss) income	$(2,060)	$(4,542)	(55%)	$3,655	$(646)	(666%)

Reportable Segments

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells biological, cleaning, and chemical indicators which are used to assess the effectiveness of sterilization and disinfection processes in the hospital, medical device, and pharmaceutical industries. The division also provides testing and laboratory services, mainly to the dental industry. Sterilization and disinfection control products are disposable and are used on a routine basis.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$13,831	$13,077	6%	$43,014	$37,696	14%
Gross profit	9,945	9,308	7%	31,859	28,098	13%
Gross profit as a % of revenues	72%	71%	1%	74%	75%	(1%)

Sterilization and Disinfection Control revenues increased 6% and 14% for the three and nine months ended December 31, 2021, respectively, which was achieved through effective efforts by our sales team to market and sell certain products to a larger customer base. Additionally, revenues increases were attributable to volume increases with existing customers, particularly in the healthcare and biopharmaceutical markets, partially offset by a strengthening of the U.S. dollar against the euro.

Sterilization and Disinfection Control's gross profit percentage increased one percentage point for the three months ended December 31, 2021, primarily as a result of production efficiencies resulting from higher revenues and favorable product mix, partially offset by unfavorable exchange rates. Gross profit percentage decreased one percentage point for the nine months ended December 31, 2021 as a result of unfavorable product mix and slightly higher production costs, and to a lesser extent, unfavorable exchange rates.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$12,756	$8,711	46%	$32,188	$23,791	35%
Gross profit	8,768	4,616	90%	20,061	15,294	31%
Gross profit as a % of revenues	69%	53%	16%	62%	64%	(2%)

Biopharmaceutical Development revenues increased 46% and 35% for the three and nine months ended December 31, 2021, respectively, primarily due to increased sales of consumables as our laboratory customers were open for more normal operating hours in the first three quarters of fiscal year 2022 compared to the first three quarters of fiscal year 2021, growing adoption in the cell and gene therapy market, and resumed in-person marketing efforts which resulted in higher hardware sales. Biopharmaceutical Development also benefited from more customers allowing in-person visits at certain times during the nine months ended December 31, 2021, which enabled us to complete more service visits and to more effectively market our products in person.

Biopharmaceutical Development's gross profit percentage increased 16 percentage points for the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021 as a result of a favorable change in foreign exchange rates as well as production efficiencies resulting from increased revenues, and a favorable mix shift towards immunoassay products, partially offset by higher labor costs. Biopharmaceutical Development's gross profit percentage decreased two percentage points for the nine months ended December 31, 2021 as a result of the benefit of a positive $258 purchase accounting adjustment in the nine months ended December 31, 2020, higher labor-related costs, and to a lesser extent, net unfavorable changes in foreign exchange rates.

Substantially all of this division's sales are invoiced in either euros or U.S. dollars ("USD"); however, the majority of the costs in this division are recorded in Swedish Krona ("SEK") and translated to USD for reporting purposes. During periods in which the USD is weaker against the SEK, such as in the first and second quarters of fiscal year 2022, our USD reported costs are inflated and gross profit is lower. In periods in which the USD strengthens against the SEK, such as in the third quarter of fiscal year 2022, our USD reported costs are lower and gross profit is higher.

Calibration Solutions

This new reportable segment is comprised of the historical Instruments and Continuous Monitoring reportable segments. The Calibration Solutions division designs, manufactures, and markets quality control and calibration products used to measure or calibrate temperature, pressure, pH, humidity, and other such parameters for health and safety purposes, primarily in hospital, medical device manufacturing, pharmaceutical, and laboratory environments.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$11,624	$12,384	(6%)	$33,769	$34,486	(2%)
Gross profit	6,090	6,869	(11%)	18,330	18,962	(3%)
Gross profit as a % of revenues	52%	55%	(3%)	54%	55%	(1%)

Calibration Solutions division revenues decreased 6% and 2% for the three and nine months ended December 31, 2021, respectively, primarily as a result of supply and labor constraints limiting our ability to manufacture ordered quantities of certain products, partially offset by higher service revenues as our service technicians were able to go to client sites to complete service requests and hardware installations as COVID-19 related restrictions were partially lifted. Despite fulfillment delays for many customer orders, demand for the division's products has continued to increase through fiscal year 2022 and to date, we have been able to retain the significant majority of our customers and orders.

The Calibration Solutions division's gross profit percentage decreased three percentage points and one percentage point during the three and nine months ended December 31, 2021, respectively. The decrease in gross profit percentage resulted from lower revenues on a partially fixed cost base, increased freight on purchased components, and higher labor costs as a result of a strong competition for employees in the labor market. Supply chain disruptions and higher labor costs are expected to continue through fiscal year 2023.

Clinical Genomics

This is a new reportable segment comprised of the recently acquired Agena. The Clinical Genomics division develops, manufactures, and sells highly sensitive, low-cost, high-throughput, genetic analysis tools used by clinical labs to perform genomic clinical testing in several therapeutic areas, such as newborn screenings, pharmacogenetics and oncology.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Revenues	$16,485	$-	N/A	$16,485	$-	N/A
Gross profit	3,924	-	N/A	3,924	-	N/A
Gross profit as a % of revenues	24%	N/A	N/A	24%	N/A	N/A

Revenues in the Clinical Genomics division represent revenues from October 20, 2021 until December 31, 2021. Of the revenues reported, $1,500 represents revenues from COVID-19-related sales of which the substantial majority are consumables.

Clinical Genomics gross profit was $3,924 for the period from October 20, 2021 until December 31, 2021. Gross profit includes $6,062 of amortization on an inventory step-up recorded in purchase accounting related to the Agena Acquisition. Excluding the step-up amortization, gross profit for the period ended December 31, 2021 would have been $9,986, and gross profit as a percentage of revenues would have been 61%. Gross profit also includes $911 of amortization of intellectual property from the Agena Acquisition. Going forward, we expect gross profit as a percentage of revenues to range from the high 50s to the low 60s, including a quarterly impact of $1,155 of non-cash amortization of intellectual property.

Operating Expenses

Operating expenses increased 51% and 28% for the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020, respectively, as a result of the Agena Acquisition and as our overall business grew.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Selling expense	$8,958	$4,753	88%	$18,459	$12,614	46%
As a percentage of revenues	16%	14%	2%	15%	13%	2%

Selling expense for the three and nine months ended December 31, 2021 increased 88% and 46%, respectively, primarily as a result of the acquisition of Agena. Excluding the impact of Agena, selling expense increased 16% and 18% for the three and nine months ended December 31, 2021, as we executed on our previously-announced plan to invest in sales and marketing resources in order to increase organic revenues growth. We have hired several sales employees throughout fiscal year 2022, resulting in higher labor-related costs, including accruing commissions on higher sales. Further, travel-related costs increased because we resumed some in-person sales events as restrictions on gatherings lifted compared to fiscal year 2021.  Including the acquisition of Agena and its sales force, we expect total selling expense will approximate 16% to 18% of revenues for fiscal year 2023.

General and Administrative

Labor costs, including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
General and administrative expense	$17,017	$13,173	29%	$40,119	$33,887	18%
As a percentage of revenues	31%	39%	(8%)	32%	35%	(3%)

General and administrative expenses increased 29% and 18% for the three and nine months ended December 31, 2021, respectively, primarily as a result of the acquisition of Agena. Excluding the impact of Agena, general and administrative expenses increased 9% and 10% for the three and nine months ended December 31, 2021.

Excluding Agena, the increase in general and administrative costs for the third quarter of fiscal year 2022 was a result of higher bonus accruals based on our financial results for the nine months ended December 31, 2021 and costs associated with the Agena Acquisition, partially offset by lower stock-based compensation expense due to a $1,629 cumulative effect true up related to certain performance stock units recorded during the third quarter of fiscal year 2021. For the nine months ended December 31, 2021, the increase in general and administrative costs excluding Agena was a result of higher stock-based compensation expense as we expanded the number of participants in our stock based compensation programs, increased bonus expense, costs associated with the Agena Acquisition, and increased amortization costs resulting from a $344 cumulative effect decrease to amortization expense recorded during the first quarter of fiscal year 2021 as part of a purchase price adjustment.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Research and development expense	$5,164	$2,705	91%	$10,588	$7,715	37%
As a percentage of revenues	9%	8%	1%	8%	8%	-%

Research and development expenses increased 91% and 37% for the three and nine months ended December 31, 2021, respectively, primarily as a result of the acquisition of Agena. Excluding the impact of Agena, research and development costs for the three and nine months ended December 31, 2021 increased 21% and 13%, respectively, primarily as a result of higher personnel and third-party contractor expenditures supporting our continued incremental investments in enhancing existing products as well as the development of new products and features. We expect research and development expenses will approximate 9% to 12% of revenues for fiscal year 2023.

Nonoperating Expense

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Nonoperating (income) expense	$(171)	5,749	(103%)	$1,192	$10,651	(89%)

Nonoperating (income) expense for the three and nine months ended December 31, 2021 is composed primarily of interest expense and amortization of the debt discount associated with the Notes and gains and losses on foreign currency transactions.

We recorded net unrealized gains on foreign currency which were primarily related to the movement of the SEK against the USD on certain intercompany notes. Foreign currency gains were partially offset by interest expense and amortization of debt discount on the Notes and the Credit Facility. Interest expense and amortization of debt discount decreased for the three and nine months ended December 31, 2021 compared to the three and nine months ended December 31, 2020 due to our adoption of ASU 2020-06, which resulted in a reduction in non-cash interest expense related to the Notes.

Income Taxes

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2021	2020	Change	2021	2020	Change
Income tax provision (benefit)	$(281)	$(1,185)	(76%)	$(35)	$(1,943)	(98%)
Effective tax rate	12%	21%	(9%)	(1%)	75%	(76%)

Our effective tax rate benefited notably from the exercise of stock options and, to a lesser extent, the benefit of federal derived intangible income, partially offset by the limitations imposed by Section 162(m) and higher state income taxes. Our income tax rate varies based upon many factors, but in general, we anticipate that on a go-forward basis our effective tax rate will be approximately 26%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees; see Note 9. “Income Taxes” within Item 1. Financial Statements for additional discussion. The excess tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and nature of stock options exercised under our share-based payment program.

Net Income

Net income for the nine months December 31, 2021 varied with the changes in revenues, gross profit, and operating expenses (and included $13,495, $7,939, and $6,062 of non-cash amortization of intangible assets acquired in a business combination, stock-based compensation expense, and amortization of inventory step-up, respectively). Prior to the adoption of ASU 2020-06 on April 1, 2021, we were required to recognize non-cash interest expense related to the amortization of debt discounts and issuance costs. Subsequent to the adoption, we recognize non-cash interest expense related to amortization of debt issuance costs only, resulting in higher net income subsequent to the adoption of ASU 2020-06.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, cash available from our Credit Facility, working capital and potential additional equity and debt offerings. Despite lingering uncertainties surrounding the economic impacts of the COVID-19 pandemic, we continue to believe that we have the liquidity required to continue operations even if volatility in the economic environment reoccurs. We believe that cash and cash equivalents on hand and cash generated from operations, as well as the remainder of the unused capacity under our Credit Facility, will be sufficient to meet our short-term and long-term needs.

Our more significant uses of resources have historically included acquisitions, long-term capital expenditures, payments of debt and interest obligations, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $74,220 and $271,166 as of December 31, 2021 and March 31, 2021, respectively. As of December 31, 2021, and March 31, 2021, we had $51,706 and $263,865, respectively, of cash and cash equivalents; at March 31, 2021, the cash was primarily held in money market funds. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

We completed the acquisition of Agena for an adjusted purchase price, net of cash acquired, of $300,793 during the third quarter of fiscal year 2022.

During fiscal year 2021, we entered into the Credit Facility, a four-year senior secured credit agreement that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. During the third quarter of fiscal year 2022, we borrowed $70,000 under our line of credit to fund the acquisition of Agena, and we repaid $10,000 using cash on hand and cash generated from operations. As of December 31, 2021, we had $15,000 remaining available to draw on the Credit Facility. In January 2022, we repaid $4,000 of the amount outstanding under the Credit Facility.

As of December 31, 2021, $172,500 in aggregate principal Notes was outstanding. The Notes bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 of each year, beginning with our first payment made on February 15, 2020. The Notes can be converted by holders prior to maturity if certain conditions are met, but none of those conditions were met during fiscal year 2022. We currently expect to settle future conversions of the Notes entirely in shares of our common stock and will reevaluate this policy from time to time in the event that conversion conditions are met and conversion notices are received from holders of the Notes. We were in compliance with all debt agreements as of December 31, 2021 and for all prior years presented and have met all debt payment obligations. Refer to Note 6. "Indebtedness" within Item 1. Financial Statements for more detail.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities; however, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

We may from time to time repurchase or take other steps to reduce our debt. These actions may include retirements or refinancing of outstanding debt, privately negotiated transactions or otherwise. The amount of debt that may be retired, if any, could be material and would be decided at the sole discretion of our Board of Directors and would depend on market conditions, our cash position, and other considerations.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during each of the quarters ended June 30, 2021, September 30, 2021, and December 31, 2021, as well as each quarter of fiscal year 2021.

In January 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2022, to shareholders of record at the close of business on February 28, 2022.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash provided by operating activities	$29,921	$23,553
Net cash (used in) investing activities	(304,443)	(954)
Net cash provided by financing activities	62,623	147,275

Cash flows from operating activities for the nine months ended December 31, 2021 provided $29,921. The $6,368 increase in cash flows from operating activities primarily resulted from non-cash adjustments to net income, particularly amortization of the inventory step-up associated with the Agena Acquisition, and to a lesser extent, increased depreciation and amortization as a result of higher intangibles balances resulting from the Agena Acquisition, as well as increased net income.  Further, cash provided by operating assets and liabilities increased by $778 for the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, primarily as a result of the impact of timing on our working capital accounts. Cash used in investing activities was higher during the nine months ended December 31, 2021 compared to the nine months ended December 31, 2020, due to cash expended on the Agena Acquisition, and to a lesser extent purchases of property, plant, and equipment, primarily to support the renovations of our Lakewood, Colorado facility. Cash provided by financing activities primarily resulted from a $70,000 draw on our Credit Facility, net of $10,000 repaid during the quarter. The draw on our Credit Facility was used to fund a portion of the purchase price of the Agena Acquisition. Our equity raise completed during the nine months ended December 31, 2020 provided $145,935.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2021, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2021, filed with the Securities and Exchange Commission on June 1, 2021. As a result of the Agena Acquisition in the third quarter of fiscal year 2022, we have assumed certain contractual obligations, including an additional $9,884 of payments under existing lease agreements, and $4,564 of open purchase orders as of December 31, 2021.

On a consolidated basis, at December 31, 2021, we had contractual obligations for open purchase orders of approximately $18,852 for routine purchases of supplies and inventory, which are payable in less than one year. Open purchase orders continue to increase as we take proactive steps to mitigate risks in supply by increasing our orders of certain critical raw materials.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2021, in the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our reporting currency is U.S. dollars, and the functional currency of each of our material foreign subsidiaries is its respective local currency. Our operations include activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies, and tax exposures not denominated in the functional currency. These exposures have increased as we have continued to expand internationally, including the acquisition of GPT, which conducts a substantial portion of its business expenses in Swedish Krona and the acquisition of Agena, which conducts a portion of its business in Chinese Yuan. Fluctuations in exchange rates have and may continue to adversely affect our results of operations, financial position, and cash flows. We do not hedge exposure to exchange rates.

We have in the past held investments in money market funds. As a result, we have been exposed to potential loss from market risks that may occur as a result of changes in interest rates, credit quality of the issuer, or other factors. Our Credit Facility bears interest at either a base rate or a Eurodollar rate, plus an applicable spread. Based on the balance currently outstanding against our line of credit, if interest rates increased by 75 basis points, we would incur approximately $420 of additional interest expense per year.

We have no derivative instruments. We have minimal exposure to commodity market risks.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

The Agena Acquisition was completed on October 20, 2021. The financial results of Agena are included in our unaudited consolidated financial statements as of December 31, 2021 and for the quarter then ended. The Agena business represented approximately $16,485 to revenues and ($4,532) of net loss for the third quarter of fiscal year 2022. As this acquisition occurred in the third quarter of fiscal year 2022, the scope of our assessment of our internal control over financial reporting does not include Agena. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

During the second quarter of fiscal year 2022, we implemented a new human resources information and payroll system, which is considered to be a key system as part of our internal controls over financial reporting. We continued to integrate the software with our processes, systems, and controls in the third quarter of fiscal year 2022. There were no other changes during the quarter ended December 31, 2021 in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

We are dependent on our suppliers to deliver components, and a shortage of and increasing prices of components have and could continue to disrupt our production and delay order fulfillment.

Products we sell are made of components, including electronic components, glass, plastics, and packaging that we source globally from suppliers who, in turn, source components from their suppliers. If there is a shortage of a key component in our supply chain, and the component cannot be easily sourced from a different supplier, the shortage may disrupt our production which may, in turn, delay order fulfillment. We are experiencing long lead times, and in some cases, difficulty obtaining components from our existing suppliers, which has resulted in delayed order fulfillment to varying degrees in our divisions, especially the Calibration Solutions, Biopharmaceutical Development, and Clinical Genomics divisions. In addition, costs for components and transportation costs have increased, which may reduce our gross profit margins unless and until we are able to pass the cost increases along to our customers. There are several reasons for the supply chain disruptions to components that we rely on to manufacture our products, including: increased demand for other products that use the same components as those we purchase, manufacturing shut-downs during the past 18 months that reduced production of components, obsolescence of materials we have historically purchased, labor issues, and long lead times for raw materials used in the production of components. A continued shortage of components or other key materials that comprise the components could cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations.

Additional risks related to our supply chain include those in our fiscal year 2021 Form 10-K risk factors, “We face numerous manufacturing and supply chain risks. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.”

During the third quarter of fiscal year 2022, there were no other material changes from the risk factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares, of which 162,486 have been purchased to date; however, no shares have been purchased under the plan in the last three fiscal years. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. During the three months ended December 31, 2021, 18 shares with a weighted average price paid per share of $310.87 were retained by the Company to settle employee withholding tax liabilities.

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

MESA LABORATORIES, INC.

(Registrant)

DATED: February 3, 2022	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 3, 2022	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer