Form 10-Q
period 2022-06-30
MESA LABORATORIES INC /CO/
filed 2022-08-04
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,317,270 shares of the Issuer’s common stock, no par value, outstanding as of July 28, 2022.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except share amounts)

	June 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$43,747	$49,346
Accounts receivable, less allowances of $1,035 and $630, respectively	41,840	41,224
Inventories	26,874	24,606
Prepaid expenses and other	15,666	9,142
Total current assets	128,127	124,318
Property, plant and equipment, net of accumulated depreciation of $18,495 and $17,726 respectively	28,006	28,620
Deferred tax asset	689	1,318
Other assets	10,424	11,830
Intangibles, net	235,000	250,117
Goodwill	283,565	291,166
Total assets	$685,811	$707,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,557	$7,897
Accrued payroll and benefits	9,401	14,717
Unearned revenues	15,268	13,830
Other accrued expenses	11,901	11,611
Total current liabilities	44,127	48,055
Deferred tax liability	37,323	39,224
Other long-term liabilities	7,340	7,924
Credit Facility	47,000	49,000
Convertible senior notes, net of discounts and debt issuance costs	169,590	169,365
Total liabilities	305,380	313,568
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,297,308 and 5,265,627 shares, respectively	318,328	313,460
Retained earnings	74,394	76,675
Accumulated other comprehensive (loss) income	(12,291)	3,666
Total stockholders’ equity	380,431	393,801
Total liabilities and stockholders’ equity	$685,811	$707,369

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2022	2021

Revenues	$50,453	$34,920
Cost of revenues	19,112	12,709
Gross profit	31,341	22,211
Operating expenses:
Selling	10,023	4,858
General and administrative	20,212	11,419
Research and development	5,700	2,811
Total operating expenses	35,935	19,088
Operating (loss) income	(4,594)	3,123
Nonoperating expense (income):
Interest expense and amortization of debt discount	1,014	874
Other (income) expense, net	(196)	831
Total nonoperating expense	818	1,705
(Loss) earnings before income taxes	(5,412)	1,418
Income tax (benefit)	(3,974)	(577)
Net (loss) income	$(1,438)	$1,995

(Loss) earnings per share:
Basic	$(0.27)	$0.39
Diluted	$(0.27)	$0.38

Weighted-average common shares outstanding:
Basic	5,273	5,152
Diluted	5,273	5,301

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2022	2021

Net (loss) income	$(1,438)	$1,995
Other comprehensive (loss) income:
Foreign currency translation adjustments	(15,957)	5,371
Comprehensive (loss) income	$(17,395)	$7,366

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(1,438)	$1,995
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,134	4,572
Stock-based compensation expense	3,432	2,197
Non-cash interest and debt amortization	225	221
Deferred taxes	(908)
Other	(1,763)	(826)
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable, net	(1,484)	3,285
Inventories	(2,732)	(753)
Prepaid expenses and other assets	(2,180)	(1,631)
Accounts payable	(205)	(476)
Accrued liabilities and taxes payable	(5,328)	867
Unearned revenues	1,436	138
Net cash (used in) provided by operating activities	(2,811)	9,589
Cash flows from investing activities:
Purchases of property, plant and equipment	(225)	(653)
Net cash (used in) investing activities	(225)	(653)
Cash flows from financing activities:
Payments of debt	(2,000)	-
Dividends	(843)	(824)
Proceeds from the exercise of stock options	1,436	1,089
Net cash (used in) provided by financing activities	(1,407)	265
Effect of exchange rate changes on cash and cash equivalents	(1,156)	2,644
Net (decrease) increase in cash and cash equivalents	(5,599)	11,845
Cash and cash equivalents at beginning of period	49,346	263,865
Cash and cash equivalents at end of period	$43,747	$275,710

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2022	5,265,627	$313,460	$76,675	$3,666	$393,801
Exercise of stock options and vesting of restricted stock units	31,681	1,436	-	-	1,436
Dividends paid, $0.16 per share	-	-	(843)	-	(843)
Stock-based compensation expense	-	3,432	-	-	3,432
Foreign currency translation	-	-	-	(15,957)	(15,957)
Net (loss)	-	-	(1,438)	-	(1,438)
June 30, 2022	5,297,308	$318,328	$74,394	$(12,291)	$380,431

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227
Exercise of stock options and vesting of restricted stock units	58,324	1,089	-	-	1,089
Dividends paid, $0.16 per share	-	-	(824)	-	(824)
Stock-based compensation expense	-	2,197	-	-	2,197
Foreign currency translation	-	-	-	5,371	5,371
Cumulative adjustment due to adoption of ASU No. 2020-06	-	(22,735)	5,683	-	(17,052)
Net income	-	-	1,995	-	1,995
June 30, 2021	5,198,892	$298,203	$79,313	$21,487	$399,003

*Accumulated Other Comprehensive (Loss) Income.

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

As of June 30, 2022, we managed our operations in four reportable segments, or divisions:

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for the fair statement of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended  March 31, 2022.

Certain prior year amounts have been reclassified in order to conform to the current year presentation.

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year and references to the first quarter of fiscal year 2023 refer to the period from April 1, 2022 through June 30, 2022. References to “fiscal year 2022” refer to the fiscal year ended March 31, 2022, and to “fiscal year 2023” refer to the fiscal year ending March 31, 2023.

Prior Period Reclassification

Certain amounts presented in Note 3. "Revenue Recognition" in prior periods of fiscal year 2022 have been reclassified out of revenues from consumables and into revenues from hardware and services. These reclassifications have not resulted in any change to the Condensed Consolidated Financial Statements for the three months ended June 30, 2022 and 2021.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. Our estimates include, among others, asset reserve requirements as well as the amounts of future cash flows associated with certain assets and businesses that are used in assessing the risk of impairment. The negative impacts associated with the ongoing novel coronavirus ("COVID-19") global pandemic significantly lessened during fiscal year 2022. The extent and duration of negative impacts in the future, which may include inflationary pressures and supply chain disruptions, are uncertain and may require changes to estimates. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Note 2. Significant Transactions

Acquisition of Agena Bioscience, Inc.

On October 20, 2021, we completed the acquisition of Agena Bioscience, Inc. (“Agena”) for $300,793, net of cash acquired but inclusive of working capital adjustments (the “Agena Acquisition”). The Agena Acquisition aligned with our overall acquisition strategy, moved our business towards the life sciences tools sector, and expanded our market opportunities, particularly in Asia. Agena is a leading clinical genomics tools company that develops, manufactures, markets, and supports proprietary instruments and related consumables and services that enable genetic analysis for a broad range of diagnostic and research applications. Using Agena's MassARRAY® instruments and chemical reagent solutions, customers can analyze DNA samples for a variety of high volume clinical testing applications, such as inherited genetic disease testing, pharmacogenetics, various oncology tests, infectious disease testing, and other highly-differentiated applications.

We funded the acquisition and transactions relating thereto with cash on hand and borrowings under the Credit Facility (as defined below). Of the cash consideration we paid, approximately $267,000 represented cash consideration to holders of Agena’s preferred and common stock, approximately $2,000 represented cash consideration paid for the settlement of Agena’s warrants, and approximately $31,800 represented cash consideration for the settlement of Agena's vested stock options as of the closing date.

Agena Preliminary Purchase Price Allocation

During the three months ended June 30, 2022, we continued analyses of the valuation of net assets acquired in the Agena Acquisition. This preliminary purchase price allocation is subject to revision as more detailed analyses are completed with respect to prepaid taxes, tax accruals, and deferred tax positions.

The following table summarizes the allocation of the preliminary purchase price as of October 20, 2021:

	Life (in years)	Amount
Cash and cash equivalents		$7,544
Accounts receivable		11,100
Other current assets		25,480
Total current assets		44,124
Property, plant and equipment/noncurrent assets		15,832
Deferred tax asset		811
Intangible assets:
Goodwill	N/A	135,880
Customer relationships	12	103,800
Intellectual property	8	45,400
Tradenames	12	15,700
Total Assets acquired		$361,547
Accounts payable		2,174
Unearned revenues		2,713
Other current liabilities		12,295
Total current liabilities		17,182
Deferred tax liability		27,765
Other noncurrent liabilities		8,263
Total liabilities assumed		$53,210
Total purchase price, net of cash acquired		$300,793

Acquired Goodwill

Acquired goodwill of $135,880, all of which is allocated to the Clinical Genomics reportable segment, represents the value expected to arise from the value of expanded market opportunities, expected synergies, and assembled workforce, none of which qualify as amortizable intangible assets. The goodwill acquired is not deductible for income tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations of Mesa and Agena as if the acquisition had occurred on April 1, 2021 after giving effect to certain pro forma adjustments.

	Three Months Ended June 30,
	2022	2021
Pro forma total revenues	$50,453	$53,553
Pro forma net income	(4,709)	2,521

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible assets, additional stock based compensation expense for key Agena employees, the removal of interest expense attributable to Agena’s external debt that was paid off as part of the acquisition, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisition are not included in the pro forma results. For the three months ended June 30, 2022, the pro forma financial information excludes $356 of non-recurring acquisition-related expenses as well as costs associated with a performance share award granted to key employees of Agena that would have been fully expensed by the start of our first quarter 2022. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Note 3. Revenue Recognition

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

Our consumables, such as panels or reagents that are used for molecular and genetic analysis, are critical for the ongoing use of our instruments. In contrast, biological indicator test strips are used on a standalone basis. Consumables are typically used on a one-time basis and require frequent replacement in our customers' operating cycles.

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

The following tables present disaggregated revenues for the three months ended June 30, 2022 and 2021, respectively:

	Three Months Ended June 30, 2022
	Clinical Genomics*	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Discrete Revenues
Consumables	$10,910	$12,228	$4,856	$854	$28,848
Hardware and Software	2,105	306	3,686	5,693	11,790
Services	528	765	1,159	2,661	5,113
Contracted Revenues
Services and Software	962	1,475	1,266	999	4,702
Total Revenues	$14,505	$14,774	$10,967	$10,207	$50,453

	Three Months Ended June 30, 2021
	Clinical Genomics*	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Discrete Revenues
Consumables	$-	$12,876	$3,772	$952	$17,600
Hardware and Software	-	160	3,393	7,082	10,635
Services	-	701	582	2,235	3,518
Contracted Revenues
Services and Software	-	1,413	1,130	624	3,167
Total Revenues	$-	$15,150	$8,877	$10,893	$34,920

*Revenues in the Clinical Genomics division represent transactions subsequent to the Agena Acquisition on October 20, 2021.

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or the location of service performed, as follows:

	Three Months Ended June 30,
	2022	2021
United States	$29,122	$18,455
Foreign	21,331	16,465
Total revenues	$50,453	$34,920

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2022	$15,069
Prior year liabilities recognized in revenues during the three months ended June 30, 2022	(3,298)
Contract liabilities added during the three months ended June 30, 2022, net of revenues recognized	3,497
Contract liabilities balance as of June 30, 2022	$15,268

Contract liabilities primarily relate to service contracts with original expected service durations of 12 months or less and will be recognized to revenue as time passes.

Note 4. Fair Value Measurements

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

We have outstanding $172,500 aggregate principal of 1.375% convertible senior notes due  August 15, 2025 (the "Notes"). We estimate the fair value of the Notes based on the last actively traded price or observable market input preceding the end of the reporting period and the fair value is approximately correlated to our stock price. The estimated fair value and carrying value of the Notes were as follows:

	June 30, 2022		March 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$169,590	$161,934	$169,365	$185,438

Assets recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. There were no transfers between the levels of the fair value hierarchy during the three months ended June 30, 2022 or 2021, respectively.

Note 5. Supplemental Balance Sheets Information

Inventories consist of the following:

	June 30, 2022	March 31, 2022
Raw materials	$15,014	$14,172
Work in process	2,150	4,419
Finished goods	9,710	6,015
Inventories, net	$26,874	$24,606

Prepaid and other consist of the following:

	June 30, 2022	March 31, 2022
Prepaid expenses	$4,173	$2,871
Prepaid income taxes	6,181	2,536
Other current assets	5,312	3,735
Total prepaid expenses and other	$15,666	$9,142

Accrued payroll and benefits consist of the following:

	June 30, 2022	March 31, 2022
Bonus payable	$2,138	$7,468
Wages and paid-time-off payable	3,116	3,677
Payroll related taxes	2,551	2,069
Other benefits payable	1,596	1,503
Total accrued payroll and benefits	$9,401	$14,717

Note 6. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	June 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$235,519	$(70,499)	$165,020	$244,157	$(67,469)	$176,688
Intellectual property	64,953	(14,186)	50,767	65,893	(12,620)	53,273
Other Intangibles	24,752	(5,539)	19,213	25,350	(5,194)	20,156
Total	$325,224	$(90,224)	$235,000	$335,400	$(85,283)	$250,117

Amortization expense for finite-lived intangible assets acquired in a business combination was $7,320 and $3,816 for the three months ended June 30, 2022 and 2021, respectively. Amortization for technology intangibles is included in cost of revenues and amortization for other types of intangibles is expensed to general and administrative expense on the Statements of Operations.

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2023	21,591
2024	28,278
2025	26,704
2026	25,950
2027	25,453

The change in the carrying amount of goodwill was as follows:

	Clinical Genomics	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2022	$135,914	$29,750	$88,265	$37,237	$291,166
Effect of foreign currency translation	(197)	(455)	(6,894)	(55)	(7,601)
June 30, 2022	$135,717	$29,295	$81,371	$37,182	$283,565

Note 7. Indebtedness

Credit Facility

We maintain a senior credit facility (the “Credit Facility”) that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time and matures in March, 2025. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. As of June 30, 2022, we had $47,000 outstanding under the Credit Facility.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a Eurodollar rate, plus an applicable spread. The weighted average interest rate on borrowing under our line of credit during the first quarter of fiscal year 2023 was 1.75%. We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio.

The financial covenants in the Credit Facility include a maximum leverage ratio of 5.0 to 1.0 for the period ended June 30, 2022, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  June 30, 2022, we were in compliance with all covenants.

In July 2022, we repaid $12,000 of the outstanding balance on our Credit Facility.

Convertible Notes

On August 12, 2019, we issued an aggregate principal amount of $172,500 of Notes. The net proceeds from the Notes, after deducting underwriting discounts and commissions and other related offering expenses payable by us were approximately $167,056. The Notes mature on August 15, 2025, unless earlier repurchased or converted, and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year beginning on February 15, 2020.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as we receive conversion notices from note holders. The circumstances necessary for conversion were not met during the three months ended June 30, 2022. As of June 30, 2022, the Notes are classified as a long-term liability on our Condensed Consolidated Balance Sheets as the circumstances necessary for conversion were not satisfied as of the end of the period. The if-converted value of the Notes did not exceed the principal balance as of  June 30, 2022.

The net carrying amount of the Notes was as follows:

	June 30, 2022	March 31, 2022
Principal outstanding	$172,500	$172,500
Unamortized debt issuance costs	(2,910)	(3,135)
Net carrying value	$169,590	$169,365

We recognized interest expense on the Notes as follows:

	Three Months Ended June 30,
	2022	2021
Coupon interest expense at 1.375%	$593	$593
Amortization of debt discounts and issuance costs	225	221
Total	$818	$814

The effective interest rate on the notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the first quarter of fiscal year 2023, we issued stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 330 shares of common stock to eligible participants.

Expense recognized related to stock-based compensation is as follows:

	Three Months Ended June 30,
	2022	2021
Stock-based compensation expense	$3,432	$2,197
Amount of income tax (benefit) expense recognized in earnings	(1,992)	(2,785)
Stock-based compensation expense, net of tax	$1,440	$(588)

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the three months ended June 30, 2022:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2022	202	$167.14	2.9	$18,261
Awards granted	42	185.57
Awards forfeited or expired	(4)	231.15
Awards exercised	(16)	93.12
Outstanding as of June 30, 2022	224	$174.93	3.3	$9,493

The stock options granted during the three months ended June 30, 2022 vest in equal installments on the first, second, and third anniversary of the grant date.

The following is a summary of RSU award activity for the three months ended June 30, 2022:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2022(1)	51	$252.86	55	$288.45
Awards granted (1)	33	185.57	19	185.57
Performance adjustment(2)	-	-	2	202.00
Awards forfeited	(2)	245.31	-	-
Awards distributed	(7)	204.62	(10)	202.00
Outstanding as of June 30, 2022(1)	75	$227.63	66	$269.18

(1)	Balances for performance-based restricted stock units ("PSUs") are reflected at target.
(2)	During the three months ended June 30, 2022, the fiscal year 2020 PSUs vested and were distributed at 126% of target, based on actual performance results and completion of service conditions.

The outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. All of the RSUs granted during the three months ended June 30, 2022 vest in equal installments on the first, second, and third anniversary of the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

PSUs vest upon completion of the service period described in the award agreement and based on achievement of the financial targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the financial targets on a straight-line basis over the service period.

During the three months ended June 30, 2022, the Compensation Committee of the Board of Directors created a plan to award 19 PSUs at target (the "FY 23 PSUs") that are subject to both service and performance conditions to eligible employees. The performance period for the FY 23 PSUs is from April 1, 2022 until March 31, 2023 and the service period is from April 1, 2022 until March 31, 2025. Of the FY 23 PSUs, 13 vest based on our achievement of specific performance criteria during fiscal year 2023 and they have a grant date fair value of $185.57. The remaining 6 awards will be settled in shares of our common stock, but they are subject to performance criteria that are subjective and as such do not have a grant date. The awards will be marked-to-market each reporting period during the performance period. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

During fiscal year 2020, we awarded 8 PSUs (the "FY 20 PSUs") subject to both service and performance conditions to eligible employees. The FY 20 PSUs had a grant date fair value of $202.00 per share and vested during the three months ended June 30, 2022.  Based on actual performance targets achieved, the awards vested at 126% of target, resulting in a total of 10 awards distributed.

Note 9. Earnings (Loss) Per Share

Basic (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per share (“diluted EPS”) is computed similarly to basic (loss) earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and both time and performance based RSUs (collectively “stock awards”), as well as common shares underlying the Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would then have an antidilutive effect. There was no dilution in our diluted EPS calculation for the three months ended  June 30, 2022 as we incurred a net loss and the effect would have been antidilutive.

The impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for three months ended June 30, 2022 and June 30, 2021.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per share:

	Three Months Ended June 30,
	2022	2021
Net (loss) income available for shareholders	$(1,438)	$1,995
Weighted average outstanding shares of common stock	5,273	5,152
Dilutive effect of stock options	-	108
Dilutive effect of RSUs	-	41
Fully diluted shares	5,273	5,301

Basic (loss) earnings per share	$(0.27)	$0.39
Diluted (loss) earnings per share	$(0.27)	$0.38

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2022	2021
Assumed conversion of the Notes	608	608
Stock awards that were anti-dilutive	315	38
Stock awards subject to performance conditions	45	8
Total stock awards excluded from diluted EPS	968	654

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

Our effective income tax rate was (73.4%) for the three months ended June 30, 2022 and (40.7%) for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions  The effective tax rate for the first three months of 2023 was higher than the same period in 2022 primarily due to the share based compensation and the effect of income in foreign jurisdictions.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of June 30, 2022, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

Note 12. Segment Information

During fiscal year 2022, we realigned our financial reporting segments to reflect how management evaluates the business and allocates resources. The acquisition of Agena expanded our presence further into the life sciences tools market and provided an impetus for the creation of our new Clinical Genomics reportable segment. The strategic shift in our business also resulted in a change to the way we manage other business units, and as a result, our historical Instruments and Continuous Monitoring reportable segments have been combined to create Calibration Solutions. Prior year amounts presented have been reclassified to conform to current year presentation. Our change in financial reporting segments has not resulted in any change to previously reported consolidated amounts.

	Three Months Ended June 30,
	2022	2021
Revenues:
Clinical Genomics	$14,505	$-
Sterilization and Disinfection Control	14,774	15,150
Biopharmaceutical Development	10,967	8,877
Calibration Solutions	10,207	10,893
Total revenues (a)	$50,453	$34,920

Gross profit
Clinical Genomics	$7,849	$-
Sterilization and Disinfection Control	10,768	11,428
Biopharmaceutical Development	7,077	4,692
Calibration Solutions	5,664	6,112
Reportable segment gross profit	31,358	22,232
Corporate and Other (b)	(17)	(21)
Gross profit	$31,341	$22,211
Reconciling Items:
Operating expenses	35,935	19,088
Operating (loss) income	(4,594)	3,123
Nonoperating (income) expense, net	818	1,705
(Loss) earnings before income taxes	$(5,412)	$1,418

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	June 30,	March 31,
	2022	2022
Clinical Genomics	$12,711	$11,802
Sterilization and Disinfection Control	2,310	2,176
Biopharmaceutical Development	4,960	4,495
Calibration Solutions	6,893	6,133
Total inventories	$26,874	$24,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; potential impairment of future earnings; anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; product research and development; regulatory approvals; selling, general and administrative expenditures; intellectual property; development and manufacturing plans; availability of materials and components; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “intend,” “seek,” “believe,” “anticipate,” “could,” “estimate,” “plan,” “target,” “may,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the results that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; the duration and impact of the COVID-19 pandemic and its adverse effects on our business; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; restructuring activities; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a multinational manufacturer, developer, and seller of life science tools and quality control products and services, many of which are sold into niche markets that are driven by regulatory requirements. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia Pacific, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross profit margins. As of June 30, 2022, we managed our operations in four reportable segments, or divisions: Clinical Genomics, Sterilization and Disinfection Control, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions are described further in "Results of Operations" below. Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

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

Organic Revenues Growth

Organic revenues growth is primarily driven by the expansion of our customer base, increases in sales volumes, price increases, and changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually; however as a result of high inflation in recent quarters, we have elected to put through additional price increases which will take effect during the second quarter of our fiscal year 2023.

Gross profit is affected by many factors including our product mix, manufacturing efficiencies, costs of products and labor, foreign currency rates, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately the mix of sales will continue to impact our overall gross profit.

Inorganic Growth - Acquisitions

During the third quarter of fiscal year 2022, we completed the acquisition of Agena for an aggregate net purchase price of $300,793. Agena is a leading clinical genomics tools company that develops, manufactures, and sells highly sensitive, low-cost, high-throughput, genetic analysis tools used by clinical labs to perform genomic clinical testing in several therapeutic areas, such as newborn screenings, pharmacogenetics and oncology.  The acquisition of Agena accelerated our strategic trajectory towards higher growth applications within the regulated segments of the life sciences tools market.

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

General Trends

COVID-19 has caused or exacerbated broad market phenomena such as supply chain disruptions, inflation, and wage pressure to which we are susceptible. While supply chain constraints continue to impact all of our divisions and particularly our Calibration Solutions and Biopharmaceutical Development divisions, we expect that constraints will abate somewhat over the remainder of fiscal year 2023. We continue to work with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts, including pre-ordering components in higher quantities than usual, which has resulted in increased raw materials balances on our consolidated balance sheets as of June 30, 2022. We have also experienced labor shortages and inflationary pressures due to labor market conditions, impacting all of our divisions, but particularly our Sterilization and Disinfection Control division. It is possible that labor shortages in our Sterilization and Disinfection Control Division may continue to impact our ability to manufacture product on preferred timelines during the remainder of fiscal year 2023 which could directly impact our revenues and related gross profit.

We continue to actively monitor the COVID-19 pandemic, including the spread of variants of the virus and the potential impacts that the virus may have on our employees, our customers, and our supply chain. Conditions related to the COVID-19 pandemic have generally improved during the first quarter of our fiscal year 2023; however, there has been significant variation in business impact by geography. For example, late in fiscal year 2022, an increase in COVID-19 cases in certain parts of China resulted in the re-imposition of government mandated shut-downs and restrictions, which impacted our operations in China, particularly our Clinical Genomics division. Such regulatory restrictions have negatively impacted commercial execution, limiting sales of Clinical Genomics consumables to existing customers and instruments to new customers. As stay-at-home and quarantine mandates have eased to some extent, we expect an eventual return to normalized activity levels. The continued impact of COVID-19 remains highly uncertain because of the speed with which the situation continues to evolve, the global breadth of its spread, the range of governmental and community responses thereto and the diversity of our geographic reach and business offerings. Even after the COVID-19 pandemic has largely subsided as a public health matter, we may experience material adverse impacts to our business as a result of the pandemic's adverse impact on the global economy, in-person collaboration and sales efforts, and our customers’ changed purchasing behaviors and confidence.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Revenues from our reportable segments increased 44% for the three months ended June 30, 2022. Revenues growth was primarily attributable to the acquisition of Agena; however, organic revenues growth was 3% for the three months ended June 30, 2022. Gross profit as a percentage of revenues decreased two percentage points for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of continued supply chain constraints, wage and other inflationary pressures, and impacts of government-imposed lockdowns related to the COVID-19 pandemic. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Clinical Genomics (*)	$14,505	$-	N/A	N/A	54%	N/A
Sterilization and Disinfection Control	14,774	15,150	(2%)	16%	73%	75%
Biopharmaceutical Development	10,967	8,877	24%	49%	65%	53%
Calibration Solutions	10,207	10,893	(6%)	-%	55%	56%
Mesa's reportable segments	$50,453	$34,920	3%	17%	62%	64%

(*) Revenues in the Clinical Genomics division represent transactions subsequent to the Agena Acquisition on October 20, 2021.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Revenues	$50,453	$34,920	44%
Gross profit	31,341	22,211	41%
Operating expenses	35,935	19,088	88%
Operating (loss) income	(4,594)	3,123	(247%)
Net (loss) income	$(1,438)	$1,995	(172%)

Reportable Segments

Clinical Genomics

The Clinical Genomics division, created following the Agena Acquisition, develops, manufactures, and sells highly sensitive, low-cost, high-throughput, genetic analysis tools used by clinical labs to perform genomic clinical testing in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics and oncology related applications.

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Revenues	$14,505	$-	N/A
Gross profit	7,849	-	N/A
Gross profit as a % of revenues	54%	N/A	N/A

Clinical Genomics revenues were negatively impacted by the government-imposed shutdowns in parts of China due to the COVID-19 pandemic, which began at the end of fiscal year 2022 and continued throughout the majority of the first quarter of fiscal year 2023. Shut-downs in China limited our sales efforts and decreased sales of consumables as laboratory customers were closed, limiting usage of our products. As these government-imposed shutdowns become less frequent, we expect to see a recovery to more normal demand. Of the revenues reported, $195 represents revenues from COVID-19 related sales.

Clinical Genomics gross profit was $7,849 for the three months ended June 30, 2022 and was significantly impacted by lower than expected revenues due to the government-imposed shutdowns in China related to the COVID-19 pandemic. The decreased revenues impacted gross profit as a percentage of revenues as lower revenues were available to cover our partially fixed cost base.

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

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Revenues	$14,774	$15,150	(2%)
Gross profit	10,768	11,428	(6%)
Gross profit as a % of revenues	73%	75%	(2%)

Sterilization and Disinfection Control revenues decreased 2% for the three months ended June 30, 2022 primarily due to the strengthening of the U.S. dollar ("USD") against the euro and labor shortages which impacted our ability to manufacture products on desired timelines, partially offset by favorable product mix and to a lesser extent price increases.

Sterilization and Disinfection Control's gross profit percentage decreased two percentage points for the three months ended June 30, 2022 as a result of lower revenues due to the strengthening of the USD against the euro and increased labor and labor-related costs.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacturing of biotherapeutic drugs.

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Revenues	$10,967	$8,877	24%
Gross profit	7,077	4,692	51%
Gross profit as a % of revenues	65%	53%	12%

Biopharmaceutical Development revenues increased 24% for the three months ended June 30, 2022 primarily due to increased sales of both consumables and services, as well as price increases and an easier compare to the first quarter of fiscal year 2022. Increases in revenues were partially offset by unfavorable changes in foreign exchange rates.

Biopharmaceutical Development's gross profit percentage increased 12 percentage points for the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 as a result of a favorable change in foreign exchange rates applied to costs recorded in Swedish Krona ("SEK"), favorable product mix of peptide synthesis solutions, and production efficiencies resulting from increased revenues, partially offset by higher labor and material costs.

Calibration Solutions

The Calibration Solutions division designs, manufactures, and markets quality control and calibration products used to measure or calibrate temperature, pressure, pH, humidity, and other such parameters for health and safety purposes, primarily in hospital, medical device manufacturing, pharmaceutical, and laboratory environments.

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Revenues	$10,207	$10,893	(6%)
Gross profit	5,664	6,112	(7%)
Gross profit as a % of revenues	55%	56%	(1%)

Calibration Solutions division revenues decreased 6% for the three months ended June 30, 2022 primarily as a result of supply constraints limiting our ability to manufacture ordered quantities of certain products, partially offset by price increases and increased calibration hardware sales.

The Calibration Solutions division's gross profit percentage decreased one percentage point during the three months ended June 30, 2022. Costs in this division increased somewhat from the first quarter of 2022 to the first quarter of 2023, partially offset by a favorable product mix.

Operating Expenses

Operating expenses increased 88% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 primarily as a result of the Agena Acquisition and as our overall business grew.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Selling expense	$10,023	$4,858	106%
As a percentage of revenues	20%	14%	6%

Selling expense for the three months ended June 30, 2022 increased 106% primarily as a result of the acquisition of Agena. Excluding the impact of Agena, selling expense increased 17% for the three months ended June 30, 2022, primarily as a result of professional services costs as we made improvements to our corporate website, as well as increased travel and tradeshow costs as we continued to resume in-person meetings and events.

General and Administrative

Labor costs, including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended June 30,		Percentage
	2022	2021	Change
General and administrative expense	$20,212	$11,419	77%
As a percentage of revenues	40%	33%	7%

General and administrative expenses increased 77% for the three months ended June 30, 2022 primarily as a result of the acquisition of Agena, including $2,490 of amortization of intangibles associated with intangibles acquired in the Agena Acquisition. Excluding the impact of Agena, general and administrative expenses increased 33% for the three months ended June 30, 2022.

Excluding Agena, the increase in general and administrative costs for the first quarter of fiscal year 2023 was a result of higher stock-based compensation expense, increased labor and labor-related expenses, and costs associated with the implementation of our enterprise resource planning tool for Agena, partially offset by lower legal expenses.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Research and development expense	$5,700	$2,811	103%
As a percentage of revenues	11%	8%	3%

Research and development expenses increased 103% for the three months ended June 30, 2022 primarily as a result of the acquisition of Agena. Excluding the impact of Agena, research and development costs for the three months ended June 30, 2022 increased 23% primarily as a result of our purchase of in process research and development technology that we intend to further develop in order to enhance a product offering in our Sterilization and Disinfection Control division.

Nonoperating Expense

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Nonoperating (income) expense	$818	1,705	(52%)

Nonoperating expense for the three months ended June 30, 2022 is composed primarily of interest expense and amortization of the debt discount associated with the Notes and net gains on foreign currency transactions. Nonoperating expense was lower in the first quarter of fiscal year 2023 compared to the first quarter of fiscal year 2022 as the USD strengthened against the SEK and the euro resulting in realized and unrealized gains that partially offset interest expense and amortization of debt discount on the Notes and the Credit Facility.

Income Taxes

	Three Months Ended June 30,		Percentage
	2022	2021	Change
Income tax provision (benefit)	$(3,974)	$(577)	589%
Effective tax rate	73.4%	(40.7%)	114%

Our effective income tax rate was (73.4%) for the three months ended June 30, 2022 and (40.7%) for the three months ended June 30, 2021. The effective tax rate for the three months ended June 30, 2022 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions  The effective tax rate for the first quarter of our fiscal year 2023 was higher than the same period in 2022 primarily due to the share based compensation and the effect of income in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income

Net income for the three months ended June 30, 2022 varied with the changes in revenues, gross profit, and operating expenses (and included $7,320 and $3,432 of non-cash amortization of intangible assets acquired in a business combination and stock-based compensation expense, respectively).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, cash available from our Credit Facility and our Open Market Sale AgreementSM, working capital and potential additional equity and debt offerings. We believe that cash flows from operating activities and potential cash provided by borrowings from our Credit Facility or funds from our Open Market Sale AgreementSM, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled interest payments on debt, dividend payments, and anticipated capital expenditures. We currently expect to settle the Notes in shares of our common stock, but we may re-finance the debt, depending on conditions in the market and the share price of our common stock.

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $84,000 and $76,263 as of June 30, 2022 and March 31, 2022, respectively. As of June 30, 2022, and March 31, 2022, we had $43,747 and $49,346, respectively, of cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

As of June 30, 2022, $172,500 in aggregate principal Notes was outstanding and $47,000 was outstanding under the Credit Facility. In July 2022, we repaid $12,000 of the amount outstanding under the Credit Facility.

In April 2022 we entered into an Open Market Sale AgreementSM pursuant to which we may issue and sell, from time to time, shares of our common stock with an aggregate value of up to $150 million.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during the quarter ended June 30, 2022, as well as each quarter of fiscal year 2022.

In July 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2022, to shareholders of record at the close of business on August 31, 2022.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash (used in) provided by operating activities	$(2,811)	$9,589
Net cash (used in) investing activities	(225)	(653)
Net cash (used in) provided by financing activities	(1,407)	265

Cash flows from operating activities for the three months ended June 30, 2022 used $2,811. Of the amount of cash used, $10,233 related to net decreases working capital accounts, $4,972 represented net loss for the first quarter of 2023, partially offset by amortization and stock-based compensation expense. Cash used in working capital during the first quarter of fiscal year 2023 included: payment of bonuses accrued at year end, higher inventory as we work to manage supply chain constraints by increasing our stock of raw materials inventory, as well as payments made for prepaid insurance policies and other annual renewals.  In the first quarter of fiscal year 2022, changes in operating assets and liabilities represented $1,430 as our cash bonus paid was smaller, and more receivables were collected during the quarter. Cash used in investing activities was lower during the three months ended June 30, 2022 compared to the three months ended June 30, 2021, due to less purchases of property, plant, and equipment during the period. Cash used by financing activities primarily resulted from $2,000 repaid on our Credit Facility during the quarter.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2022, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2022, filed with the Securities and Exchange Commission on May 31, 2022.

On a consolidated basis, at June 30, 2022, we had contractual obligations for open purchase orders of approximately $24,081 for routine purchases of supplies and inventory, which are payable in less than one year. Open purchase orders continue to increase as we take proactive steps to mitigate risks in supply by increasing our orders of certain critical raw materials.

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2022, in the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our reporting currency is U.S. dollars, and the functional currency of each of our material foreign subsidiaries is its respective local currency. Our operations include activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies, and tax exposures not denominated in the functional currency. These exposures have increased as we have continued to expand internationally, including the acquisition of Gyros Protein Technologies Holding AB, which conducts a substantial portion of its business expenses in Swedish Krona, and the acquisition of Agena, which conducts a portion of its business in euros and a portion in Chinese Yuan. Fluctuations in exchange rates have and may continue to adversely affect our results of operations, financial position, and cash flows. We do not hedge exposure to exchange rates.

Our Credit Facility bears interest at either a base rate or a Eurodollar rate, plus an applicable spread. Based on the balance currently outstanding against our line of credit, if interest rates increased by 75 basis points, we would incur approximately $353 of additional interest expense per year.

We have no derivative instruments. We have minimal exposure to commodity market risks.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

The Agena Acquisition was completed on October 20, 2021, and the financial results of Agena are included in our Condensed Consolidated Financial Statements as of March 31, 2022 and for the period then ended, and as of June 30, 2022 and for the three months then ended. During the time since acquisition, we have assessed the control environment of Agena and made certain changes to Agena's internal controls over financial reporting, including design changes that were required as we brought Agena onto our enterprise resource planning tool. We now consider Agena to be included in the scope of our assessment of internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the first quarter of fiscal year 2023, there were no material changes from the risk factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares, of which 162,486 have been purchased to date; however, no shares have been purchased under the plan in the last three fiscal years. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. During the three months ended June 30, 2022, 2,187 shares with a weighted average price paid per share of $188.67 were retained by the Company to settle employee withholding tax liabilities.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation and Amendments to Articles of Incorporation (incorporated by reference from exhibit 3.1 to Mesa Laboratories, Inc.’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740)).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2019 (Commission File Number: 000-11740)).
10.1 α+	Form of 2023 Performance Share Unit Agreement, issued under the 2021 Equity Plan
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

α Indicates a compensatory arrangement

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: August 4, 2022	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: August 4, 2022	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer