Form 10-Q
period 2022-09-30
MESA LABORATORIES INC /CO/
filed 2022-11-03
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,336,807 shares of the Issuer’s common stock, no par value, outstanding as of October 27, 2022.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(dollars in thousands, except share amounts)

	September 30,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$32,377	$49,346
Accounts receivable, less allowance for doubtful accounts of $1,013 and $630, respectively	41,809	41,224
Inventories	28,039	24,606
Prepaid expenses and other	14,035	9,142
Total current assets	116,260	124,318
Property, plant and equipment, net of accumulated depreciation of $18,826 and $17,726, respectively	28,222	28,620
Deferred tax asset	647	1,318
Other assets	10,825	11,830
Intangibles, net	222,271	250,117
Goodwill	278,006	291,166
Total assets	$656,231	$707,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,738	$7,897
Accrued payroll and benefits	7,481	14,717
Unearned revenues	13,831	13,830
Other accrued expenses	12,456	11,611
Total current liabilities	41,506	48,055
Deferred tax liability	36,847	39,224
Other long-term liabilities	6,826	7,924
Credit Facility	27,000	49,000
Convertible senior notes, net of discounts and debt issuance costs	169,816	169,365
Total liabilities	281,995	313,568
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,336,271 and 5,265,627 shares, respectively	324,905	313,460
Retained earnings	74,848	76,675
Accumulated other comprehensive (loss) income	(25,517)	3,666
Total stockholders’ equity	374,236	393,801
Total liabilities and stockholders’ equity	$656,231	$707,369

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Revenues	$58,749	$35,840	$109,202	$70,760
Cost of revenues	22,363	12,700	41,475	25,409
Gross profit	36,386	23,140	67,727	45,351
Operating expenses:
Selling	9,200	4,643	19,223	9,501
General and administrative	18,202	11,683	38,414	23,102
Research and development	4,989	2,613	10,689	5,424
Total operating expenses	32,391	18,939	68,326	38,027
Operating income (loss)	3,995	4,201	(599)	7,324
Nonoperating expense (income):
Interest expense and amortization of debt discount	1,214	815	2,228	1,629
Other (income), net	(603)	(1,157)	(799)	(266)
Total nonoperating expense (income)	611	(342)	1,429	1,363
Earnings (loss) before income taxes	3,384	4,543	(2,028)	5,961
Income tax provision (benefit)	2,078	823	(1,896)	246
Net income (loss)	$1,306	$3,720	$(132)	$5,715

Earnings (loss) per share:
Basic	$0.25	$0.71	$(0.02)	$1.10
Diluted	$0.24	$0.70	$(0.02)	$1.07

Weighted-average common shares outstanding:
Basic	5,323	5,211	5,298	5,182
Diluted	5,364	5,344	5,298	5,324

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021

Net income (loss)	$1,306	$3,720	$(132)	$5,715
Other comprehensive (loss) income:
Foreign currency translation adjustments	(13,226)	(6,503)	(29,183)	(1,132)
Comprehensive (loss) income	$(11,920)	$(2,783)	$(29,315)	$4,583

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(132)	$5,715
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,189	8,849
Stock-based compensation expense	7,803	4,236
Non-cash interest and debt amortization	452	443
Deferred taxes	(908)	-
Other	(636)	(224)
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable, net	(2,657)	1,065
Inventories	(4,065)	(808)
Prepaid expenses and other assets	(3,052)	(1,473)
Accounts payable	243	(167)
Accrued liabilities and taxes payable	(5,869)	(4,596)
Unearned revenues	378	983
Net cash provided by operating activities	7,746	14,023
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,864)	(1,591)
Net cash (used in) investing activities	(1,864)	(1,591)
Cash flows from financing activities:
Payments of debt	(22,000)	-
Dividends	(1,695)	(1,658)
Proceeds from the exercise of stock options	3,642	3,081
Net cash (used in) provided by financing activities	(20,053)	1,423
Effect of exchange rate changes on cash and cash equivalents	(2,798)	574
Net (decrease) increase in cash and cash equivalents	(16,969)	14,429
Cash and cash equivalents at beginning of period	49,346	263,865
Cash and cash equivalents at end of period	$32,377	$278,294

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2022	5,265,627	$313,460	$76,675	$3,666	$393,801
Exercise of stock options and vesting of restricted stock units	31,681	1,436	-	-	1,436
Dividends paid, $0.16 per share	-	-	(843)	-	(843)
Stock-based compensation expense	-	3,432	-	-	3,432
Foreign currency translation	-	-	-	(15,957)	(15,957)
Net (loss)	-	-	(1,438)	-	(1,438)
June 30, 2022	5,297,308	$318,328	$74,394	$(12,291)	$380,431
Exercise of stock options and vesting of restricted stock units	38,963	2,206	-	-	2,206
Dividends paid, $0.16 per share	-	-	(852)	-	(852)
Stock-based compensation expense	-	4,371	-	-	4,371
Foreign currency translation	-	-	-	(13,226)	(13,226)
Net income	-	-	1,306	-	1,306
September 30, 2022	5,336,271	$324,905	$74,848	$(25,517)	$374,236

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227
Exercise of stock options and vesting of restricted stock units	58,324	1,089	-	-	1,089
Dividends paid, $0.16 per share	-	-	(824)	-	(824)
Stock-based compensation expense	-	2,197	-	-	2,197
Foreign currency translation	-	-	-	5,371	5,371
Cumulative adjustment due to adoption of ASU No. 2020-06	-	(22,735)	5,683	-	(17,052)
Net income	-	-	1,995	-	1,995
June 30, 2021	5,198,892	$298,203	$79,313	$21,487	$399,003
Exercise of stock options and vesting of restricted stock units	24,340	1,992	-	-	1,992
Dividends paid, $0.16 per share	-	-	(834)	-	(834)
Stock-based compensation expense	-	2,039	-	-	2,039
Foreign currency translation	-	-	-	(6,503)	(6,503)
Net income	-	-	3,720	-	3,720
September 30, 2021	5,223,232	$302,234	$82,199	$14,984	$399,417

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

As of September 30, 2022, we managed our operations in four reportable segments, or divisions:

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

●

Calibration Solutions - develops, manufactures, and sells quality control and calibration products used to measure or calibrate temperature, pressure, pH, humidity, and other chemical or physical parameters for health and safety purposes, primarily in hospital, medical device manufacturing, pharmaceutical manufacturing, and various laboratory environments.

Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for the fair statement of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. We made no material changes to the application of our significant accounting policies that were disclosed in our Form 10-K. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended  March 31, 2022.

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year, references to the first quarter of fiscal year 2023 refer to the period from April 1, 2022 through June 30, 2022, and references to the second quarter of fiscal year 2023 refer to the period from July 1, 2022 through September 30, 2022. References to “fiscal year 2022” refer to the fiscal year ended March 31, 2022, and to “fiscal year 2023” refer to the fiscal year ending March 31, 2023.

Prior Period Reclassification

Certain amounts presented for prior periods related to the Biopharmaceutical Development division in Note 3. "Revenue Recognition" have been reclassified out of revenues from consumables and into revenues from hardware and services. These reclassifications have not resulted in any change to the Condensed Consolidated Financial Statements for and periods presented in this Form 10-Q.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgement about the outcome of future events. The business and economic uncertainty resulting from the novel coronavirus pandemic ("COVID-19"), supply chain challenges, cost pressure and the overall effects of the current high inflation environment on customers' purchasing patterns has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Note 2. Significant Transactions

On October 20, 2021, we completed the acquisition of Agena Bioscience, Inc. (“Agena”) for $300,793, net of cash acquired but inclusive of working capital adjustments (the “Agena Acquisition”). The Agena Acquisition aligned with our overall acquisition strategy, moved our business towards the life sciences tools sector, and expanded our market opportunities, particularly in Asia. Agena is a leading clinical genomics tools company that develops, manufactures, markets, and supports proprietary instruments and related consumables and services that enable genetic analysis for a broad range of diagnostic and research applications. Using Agena's MassARRAY® instruments and chemical reagent solutions, customers can analyze DNA samples for a variety of high volume clinical testing applications, such as inherited genetic disease testing, pharmacogenetics, various oncology tests, infectious disease testing, and other highly differentiated applications.

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

Agena Preliminary Purchase Price Allocation

During the three months ended September 30, 2022, we continued analyses of the valuation of net assets acquired in the Agena Acquisition. This preliminary purchase price allocation is subject to revision as more detailed analyses are completed with respect to prepaid taxes, tax accruals, and deferred tax positions.

The following table summarizes the allocation of the purchase price as of October 20, 2021:

	Life (in years)	Amount
Cash and cash equivalents		$7,544
Accounts receivable		11,100
Other current assets		25,480
Total current assets		44,124
Property, plant and equipment/noncurrent assets		15,832
Deferred tax asset		811
Intangible assets:
Goodwill	N/A	136,260
Customer relationships	12	103,800
Intellectual property	8	45,400
Tradenames	12	15,700
Total Assets acquired		$361,927

Accounts payable		2,174
Unearned revenues		2,713
Other current liabilities		12,217
Total current liabilities		17,104
Deferred tax liability		28,223
Other noncurrent liabilities		8,263
Total liabilities assumed		$53,590
Total purchase price, net of cash acquired		$300,793

Acquired Goodwill

Acquired goodwill of $136,260, all of which is allocated to the Clinical Genomics reportable segment, represents the value expected to arise from expanded market opportunities, expected synergies, and assembled workforce, none of which qualify as amortizable intangible assets. The goodwill acquired is not deductible for income tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations of Mesa and Agena as if the acquisition had occurred on April 1, 2021 after giving effect to certain pro forma adjustments.

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Pro forma total revenues	$58,749	$53,521	$109,202	$107,074
Pro forma net income	1,504	1,916	329	4,437

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible assets, additional stock-based compensation expense for key Agena employees, the removal of interest expense attributable to Agena’s external debt that was paid off as part of the acquisition, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisition are not included in the pro forma results. For the three and six months ended September 30, 2022, the pro forma financial information excludes $267 and $623 of non-recurring acquisition-related expenses, respectively. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Note 3. Revenue Recognition

We develop, manufacture, market, sell and maintain life sciences tools and quality control instruments and related software, consumables, and services.

Sales of hardware, such as instruments used for molecular and genetic analysis, protein synthesizers, medical meters, wireless sensor systems, and data loggers are generally driven by our acquisition of new customers, growth of existing customers, or customers replacing existing equipment. Hardware sales  may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function. We also offer discrete and ongoing service and maintenance contracts on our instruments.

Consumables are typically used on a one-time basis and require frequent replacement in our customers' operating cycles. Consumables such as reagents used for molecular and genetic analysis or solutions used for protein synthesis are critical to the ongoing use of our instruments. Consumables such as biological indicator test strips are used on a standalone basis.

We evaluate our revenues internally based on operating segment, the timing of revenue generation, and the nature of goods and services provided. Typically, discrete revenue is recognized upon shipment of a product or upon completion of a service, while contracted revenue is recognized over a period of time reflective of the performance obligation period in the applicable contract. The significant majority of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three and six months ended September 30, 2022 and 2021, respectively:

	Three Months Ended September 30, 2022
	Clinical Genomics	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Discrete Revenues
Consumables	$11,366	$14,704	$4,000	$865	$30,935
Hardware and Software	5,527	218	5,988	5,980	17,713
Services	374	543	995	3,587	5,499
Contracted Revenues
Services and Software	1,168	1,499	1,161	774	4,602
Total Revenues	$18,435	$16,964	$12,144	$11,206	$58,749

	Three Months Ended September 30, 2021
	Clinical Genomics*	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Discrete Revenues
Consumables	$-	$11,985	$3,717	$860	$16,562
Hardware and Software	-	85	4,942	6,548	11,575
Services	-	493	864	2,981	4,338
Contracted Revenues
Services and Software	-	1,470	1,032	863	3,365
Total Revenues	$-	$14,033	$10,555	$11,252	$35,840

	Six Months Ended September 30, 2022
	Clinical Genomics	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Discrete Revenues
Consumables	$22,276	$26,932	$7,664	$1,719	$58,591
Hardware and Software	7,632	524	10,812	11,673	30,641
Services	902	1,308	2,180	6,248	10,638
Contracted Revenues
Services and Software	2,130	2,974	2,455	1,773	9,332
Total Revenues	$32,940	$31,738	$23,111	$21,413	$109,202

	Six Months Ended September 30, 2021
	Clinical Genomics*	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Discrete Revenues
Consumables	$-	$24,861	$7,489	$1,812	$34,162
Hardware and Software	-	245	8,335	13,630	22,210
Services	-	1,194	1,446	5,216	7,856
Contracted Revenues
Services and Software	-	2,883	2,162	1,487	6,532
Total Revenues	$-	$29,183	$19,432	$22,145	$70,760

*Revenues in the Clinical Genomics division represent transactions subsequent to the Agena Acquisition on October 20, 2021.

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or the locations where services are performed, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
United States	$30,989	$19,384	$60,111	$37,839
China	7,480	1,552	11,177	3,717
Other	20,280	14,904	37,914	29,204
Total revenues	$58,749	$35,840	$109,202	$70,760

Other than China, no foreign country exceeds 10% of total revenues.

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2022	$15,069
Prior year liabilities recognized in revenues during the six months ended September 30, 2022	(3,087)
Contract liabilities added during the six months ended September 30, 2022, net of revenues recognized	4,284
Contract liabilities balance as of September 30, 2022	$16,266

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

	September 30, 2022		March 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$169,816	$143,930	$169,365	$185,438

Assets recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. Fair values assigned to assets acquired and liabilities assumed in the Agena Acquisition, except deferred revenues, were measured using Level 3 inputs. There were no transfers between the levels of the fair value hierarchy during the three and six months ended September 30, 2022 or 2021, respectively.

Note 5. Supplemental Balance Sheets Information

Inventories consist of the following:

	September 30, 2022	March 31, 2022
Raw materials	$16,433	$14,172
Work in process	1,833	4,419
Finished goods	9,773	6,015
Total inventories	$28,039	$24,606

Prepaid expenses and other consist of the following:

	September 30, 2022	March 31, 2022
Prepaid expenses	$3,364	$2,871
Deposits	2,787	1,410
Prepaid income taxes	4,343	2,536
Other current assets	3,541	2,325
Total prepaid expenses and other	$14,035	$9,142

Accrued payroll and benefits consist of the following:

	September 30, 2022	March 31, 2022
Bonus payable	$3,348	$7,468
Wages and paid-time-off payable	2,081	3,677
Payroll related taxes	1,349	2,069
Other benefits payable	703	1,503
Total accrued payroll and benefits	$7,481	$14,717

Note 6. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consist of the following:

	September 30, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$228,914	$(73,566)	$155,348	$244,157	$(67,469)	$176,688
Intellectual property	64,230	(15,762)	48,468	65,893	(12,620)	53,273
Other intangibles	24,323	(5,868)	18,455	25,350	(5,194)	20,156
Total	$317,467	$(95,196)	$222,271	$335,400	$(85,283)	$250,117

Amortization expense for finite-lived intangible assets acquired in a business combination was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Amortization in cost of revenues	$1,691	$322	$3,399	$650
Amortization in general and administrative expense	5,415	3,435	11,027	6,923
Total	$7,106	$3,757	$14,426	$7,573

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2023	14,030
2024	27,550
2025	25,986
2026	25,247
2027	24,764

The change in the carrying amount of goodwill was as follows:

	Clinical Genomics	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2022	$135,914	$29,750	$88,265	$37,237	$291,166
Effect of foreign currency translation	(395)	(894)	(12,145)	(106)	(13,540)
Goodwill related to Agena acquisition	380	-	-	-	380
September 30, 2022	$135,899	$28,856	$76,120	$37,131	$278,006

Note 7. Indebtedness

Credit Facility

We maintain a senior credit facility (the “Credit Facility”) that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500.  The Credit Facility matures in March 2025. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. As of September 30, 2022, we had $27,000 outstanding under the Credit Facility.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a Eurodollar rate, plus an applicable spread. The weighted average interest rate on borrowing under our line of credit was 4.9% and 1.5% as of September 30, 2022 and March 31, 2022, respectively. We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio.

The financial covenants in the Credit Facility include a maximum leverage ratio of 5.0 to 1.0 for the period ended September 30, 2022, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  September 30, 2022, we were in compliance with all covenants.

In October 2022, we repaid $2,000 of the outstanding balance on our Credit Facility.

Convertible Notes

On August 12, 2019, we issued an aggregate principal amount of $172,500 of Notes. The net proceeds from the Notes, after deducting underwriting discounts and commissions and other related offering expenses payable by us, were approximately $167,056. The Notes mature on August 15, 2025, unless earlier repurchased or converted, and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year beginning on February 15, 2020.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as we receive conversion notices from note holders. The circumstances necessary for conversion were not met during the three months ended September 30, 2022. As of September 30, 2022, the Notes are classified as a long-term liability on our Condensed Consolidated Balance Sheets as the circumstances necessary for conversion were not satisfied as of the end of the period. The if-converted value of the Notes did not exceed the principal balance as of  September 30, 2022.

The net carrying amount of the Notes was as follows:

	September 30, 2022	March 31, 2022
Principal outstanding	$172,500	$172,500
Unamortized debt issuance costs	(2,684)	(3,135)
Net carrying value	$169,816	$169,365

We recognized interest expense on the Notes as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Coupon interest expense at 1.375%	$593	$593	$1,186	$1,186
Amortization of debt discounts and issuance costs	227	222	452	443
Total interest and amortization of debt issuance costs	$820	$815	$1,638	$1,629

The effective interest rate on the notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the six months ended September 30, 2022, we issued stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 330 shares of common stock to eligible participants.

Expense recognized related to stock-based compensation is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation expense	$4,371	$2,039	$7,803	$4,236
Amount of income tax (benefit) recognized in earnings	(89)	(719)	(2,081)	(3,504)
Stock-based compensation expense, net of tax	$4,282	$1,320	$5,722	$732

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the six months ended September 30, 2022:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2022	202	$167.14	2.9	$18,261
Awards granted	42	185.57
Awards forfeited or expired	(6)	227.42
Awards exercised	(42)	101.34
Outstanding as of September 30, 2022	196	$183.13	3.2	$1,978

The stock options granted during the six months ended September 30, 2022 vest in equal installments on the first, second, and third anniversary of the grant date.

The following is a summary of RSU award activity for the six months ended September 30, 2022:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2022(1)	51	$252.86	55	$288.45
Awards granted(1)	39	187.44	19	172.15
Performance adjustment(2)	-	-	2	202.00
Awards forfeited	(5)	241.94	-	-
Awards distributed(2)	(24)	247.29	(10)	202.00
Outstanding as of September 30, 2022(1)	61	$214.47	66	$265.39

(1)	Balances for performance-based restricted stock units ("PSUs") are reflected at target.
(2)	During the six months ended September 30, 2022, the fiscal year 2020 PSUs vested and were distributed at 126% of target, based on actual performance results and completion of service conditions.

The outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. Substantially all of the RSUs granted during the six months ended September 30, 2022 vest in equal installments on the first, second, and third anniversary of the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

PSUs vest upon completion of the service period described in the award agreement and based on achievement of the performance targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the performance targets on a straight-line basis over the service period.

During the six months ended September 30, 2022, the Compensation Committee of the Board of Directors created a plan to award 19 PSUs at target (the "FY 23 PSUs") that are subject to both service and performance conditions to eligible employees. The performance period for the FY 23 PSUs is from April 1, 2022 until March 31, 2023 and the service period is from April 1, 2022 until March 31, 2025. Of the total FY 23 PSUs granted, 13 vest based on our achievement of specific performance criteria during fiscal year 2023 and they have a grant date fair value of $185.57. The remaining 6 awards will be settled in shares of our common stock, but they are subject to performance criteria that are subjective and as such do not have a grant date. The awards will be marked-to-market each reporting period during the performance period. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

During fiscal year 2020, we awarded 8 PSUs (the "FY 20 PSUs") subject to both service and performance conditions to eligible employees. The FY 20 PSUs had a grant date fair value of $202.00 per share and vested during the six months ended September 30, 2022.  Based on actual performance targets achieved, the awards vested at 126% of target, resulting in a total of 10 awards distributed.

Note 9. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share (“diluted EPS”) is computed similarly to basic earnings (loss) per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and both time and performance based RSUs (collectively “stock awards”), as well as common shares underlying the Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would then have an antidilutive effect. There was no dilution in our diluted EPS calculation for the six months ended September 30, 2022 as we incurred a net loss and the effect would have been antidilutive.

The impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for the three and six months ended September 30, 2022 and September 30, 2021.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net income (loss) available for shareholders	$1,306	$3,720	$(132)	$5,715
Weighted average outstanding shares of common stock	5,323	5,211	5,298	5,182
Dilutive effect of stock options	27	109	-	109
Dilutive effect of RSUs	14	24	-	33
Fully diluted shares	5,364	5,344	5,298	5,324

Basic earnings (loss) per share	$0.25	$0.71	$(0.02)	$1.10
Diluted earnings (loss) per share	$0.24	$0.70	$(0.02)	$1.07

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Assumed conversion of the Notes	608	608	608	608
Stock awards that were anti-dilutive	154	43	328	40
Stock awards subject to performance conditions	60	8	52	8
Total stock awards excluded from diluted EPS	822	659	988	656

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

Our effective income tax rate was (93.5%) for the six months ended September 30, 2022, and 4.1% for the six months ended September 30, 2021. The effective tax rate for the six months ended September 30, 2022 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions.  The effective tax rate for the first six months of 2023 was lower than the same period in 2022 primarily due to the share based compensation and the effect of income in foreign jurisdictions.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of September 30, 2022, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Clinical Genomics	$18,435	$-	$32,940	$-
Sterilization and Disinfection Control	16,964	14,033	31,738	29,183
Biopharmaceutical Development	12,144	10,555	23,111	19,432
Calibration Solutions	11,206	11,252	21,413	22,145
Total revenues (a)	$58,749	$35,840	$109,202	$70,760

Gross profit
Clinical Genomics	$10,641	$-	$18,490	$-
Sterilization and Disinfection Control	12,199	10,486	22,967	21,914
Biopharmaceutical Development	7,557	6,601	14,634	11,293
Calibration Solutions	6,007	6,128	11,671	12,240
Reportable segment gross profit	36,404	23,215	67,762	45,447
Corporate and Other (b)	(18)	(75)	(35)	(96)
Gross profit	$36,386	$23,140	$67,727	$45,351
Reconciling Items:
Operating expenses	32,391	18,939	68,326	38,027
Operating income (loss)	3,995	4,201	(599)	7,324
Nonoperating expense (income), net	611	(342)	1,429	1,363
Earnings (loss) before income taxes	$3,384	$4,543	$(2,028)	$5,961

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	September 30,	March 31,
	2022	2022
Clinical Genomics	$12,600	$11,802
Sterilization and Disinfection Control	2,864	2,176
Biopharmaceutical Development	5,214	4,495
Calibration Solutions	7,361	6,133
Total inventories	$28,039	$24,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; potential impairment of future earnings; anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; product research and development; regulatory approvals; selling, general and administrative expenditures; intellectual property; development and manufacturing plans; availability of materials and components; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “seek,” “intend,” “could,” “believe,” “may,” “anticipate,” “estimate,” “plan,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the results that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; the duration and impact of the COVID-19 pandemic and its adverse effects on our business; supply chain challenges; cost pressures and the overall effects of the current high inflation environment on customers’ purchasing patterns; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions, including rising interest rates and potential recessionary conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

As of September 30, 2022, we managed our operations in four reportable segments, or divisions: Clinical Genomics, Sterilization and Disinfection Control, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions are described further in "Results of Operations" below.

Corporate Strategy

We strive to create shareholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries, in particular the pharmaceutical, healthcare services, and medical device verticals, in which the safety, quality, and efficacy of products is critical.  By delivering the highest quality products possible, we are committed to protecting people, the environment, and end products.

Organic Revenues Growth

Organic revenues growth is driven by the expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually; however, as a result of high inflation in recent quarters, we increased prices late in the second quarter of fiscal year 2023, and we expect to realize these price increases beginning in the third quarter of fiscal year 2023.

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

Over the past decade, we have consummated a number of acquisitions as part of our growth strategy.  These acquisitions have allowed us to expand our product offerings, globalize our company, and increase the scale at which we operate, which in turn affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®.

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

General Trends

COVID-19 has caused or exacerbated broad market phenomena such as supply chain disruptions, inflation, and wage pressure to which we are susceptible. While supply chain constraints continue to impact all of our divisions, particularly our Calibration Solutions division, we expect that constraints will abate somewhat over the remainder of fiscal year 2023. We continue to work with our suppliers to understand the existing and potential future impacts to our supply chain and are taking actions in an effort to mitigate such impacts, including pre-ordering components in higher quantities than usual, which has resulted in increased raw materials balances on our consolidated balance sheets as of September 30, 2022. We have also experienced labor shortages and inflationary pressures due to labor market conditions, impacting all of our divisions, particularly our Sterilization and Disinfection Control division.

Conditions related to the COVID-19 pandemic have continued to improve during the second quarter of our fiscal year 2023; however, there has been significant variation in business impact by geography. For example, late in fiscal year 2022 and continuing through May 2022, an increase in COVID-19 cases in certain parts of China resulted in the re-imposition of government mandated shut-downs and restrictions, which impacted our operations in China, particularly our Clinical Genomics division. Such regulatory restrictions negatively impacted commercial execution in the first quarter of fiscal year 2023, limiting sales of Clinical Genomics consumables to existing customers and instruments to new customers. During the second quarter of fiscal year 2023, China experienced additional intermittent shut-downs and restrictions; however, our operations were not significantly impacted. The extent to which these restrictions may recur in the future and the resulting impact to us will depend upon the prevalence of COVID-19 in the impacted regions of China. Even after the COVID-19 pandemic has largely subsided as a public health matter, we may experience material adverse impacts to our business as a result of the pandemic's adverse impact on the global economy, in-person collaboration and sales efforts, and our customers’ changed purchasing behaviors and confidence.

Currency exchange rates negatively impacted our reported sales for the three and six months ended September 30, 2022, primarily due to the strengthening of the U.S. dollar ("USD") against the euro, the Swedish Krona ("SEK") and the Chinese Yuan Renminbi.  Any further strengthening of the USD against major currencies would adversely impact our reported revenues, but would positively impact our expenses for the remainder of the fiscal year, and any weakening of the U.S. dollar against major currencies would positively impact our reported revenues but would negatively impact our expenses for the remainder of the fiscal year.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Revenues from our reportable segments increased 64% and 54% for the three and six months ended September 30, 2022, respectively, compared to the relevant prior year period. Revenues growth was primarily attributable to the acquisition of Agena; however, organic revenues growth was 12% and 8% for the three and six months ended September 30, 2022, respectively. Gross profit as a percentage of revenues decreased three percentage and two percentage points for the three and six months ended September 30, 2022, respectively, compared to the three and six months ended September 30, 2021, primarily as a result of foreign currency impacts on revenues, inflationary pressures, continued supply chain constraints, and product mix. Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021
Clinical Genomics (*)	$18,435	$-	N/A	N/A	58%	N/A
Sterilization and Disinfection Control	16,964	14,033	21%	21%	72%	75%
Biopharmaceutical Development	12,144	10,555	15%	16%	62%	63%
Calibration Solutions	11,206	11,252	-%	1%	54%	54%
Mesa's reportable segments	$58,749	$35,840	12%	12%	62%	65%

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021	Six Months Ended September 30, 2022	Six Months Ended September 30, 2021
Clinical Genomics (*)	$32,940	$-	N/A	N/A	56%	N/A
Sterilization and Disinfection Control	31,738	29,183	9%	19%	72%	75%
Biopharmaceutical Development	23,111	19,432	19%	29%	63%	58%
Calibration Solutions	21,413	22,145	(3%)	0%	55%	55%
Mesa's reportable segments	$109,202	$70,760	8%	14%	62%	64%

(*) Revenues in the Clinical Genomics division represent transactions subsequent to the Agena Acquisition on October 20, 2021.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$58,749	$35,840	64%	$109,202	$70,760	54%
Gross profit	36,386	23,140	57%	67,727	45,351	49%
Operating expenses	32,391	18,939	71%	68,326	38,027	80%
Operating income (loss)	3,995	4,201	(5%)	(599)	7,324	(108%)
Net income (loss)	$1,306	$3,720	(65%)	$(132)	$5,715	(102%)

Reportable Segments

Clinical Genomics

The Clinical Genomics division develops, manufactures, and sells highly sensitive, low-cost, high-throughput genetic analysis tools used by clinical labs to perform genomic clinical testing in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics and oncology related applications.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$18,435	$-	N/A	$32,940	$-	N/A
Gross profit	10,641	-	N/A	18,490	-	N/A
Gross profit as a % of revenues	58%	N/A	N/A	56%	N/A	N/A

Revenues for the Clinical Genomics division were $18,435 for the second quarter of fiscal year 2023. China’s government-mandated shutdowns and restrictions in response to the COVID-19 pandemic were largely lifted beginning in May 2022, and as a result, revenues in the Clinical Genomics division reached a more normal level in the second quarter of fiscal year 2023. Of the revenues reported, $179 represent revenues from COVID-19 related sales. Revenues in the Clinical Genomics division for the second quarter of fiscal year 2023 represented an increase of 27% compared to the first quarter of fiscal year 2023.

Revenues for the Clinical Genomics division were $32,940 for the six months ended September 30, 2022. Revenues were negatively impacted by China's government-mandated shutdowns, which began in late fiscal year 2022 and continued through May 2022. These restrictions negatively impacted commercial execution in the first quarter of fiscal year 2023, limiting sales of Clinical Genomics consumables to existing customers and instruments to new customers. Of the revenues reported in the current year period, $374 represent revenues from COVID-19 related sales.

Gross profit for the Clinical Genomics division was $10,641 and $18,490 for the three and six months ended September 30, 2022, respectively. Gross profit as a percentage of revenues for the three months ended September 30, 2022 benefitted from higher revenues to cover a partially-fixed cost base. Gross profit percentage of revenues for the six months ended September 30, 2022 benefitted from higher revenues in the second quarter of fiscal year 2023, partially offset by the negative impact of China's government-mandated shutdowns in the beginning of the first quarter of fiscal year 2023.

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

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$16,964	$14,033	21%	$31,738	$29,183	9%
Gross profit	12,199	10,486	16%	22,967	21,914	5%
Gross profit as a % of revenues	72%	75%	(3%)	72%	75%	(3%)

Sterilization and Disinfection Control revenues increased 21% and 9% for the three and six months ended September 30, 2022, respectively, compared to the relevant prior year periods, despite a significant strengthening of the USD against the euro. During the second quarter of fiscal year 2023, we added temporary and permanent manufacturing headcount at our Bozeman Montana facility, which enabled us to fulfill a higher volume of customer orders compared to the three months ended June 30, 2022. While we were able add capacity to our manufacturing workforce during the second quarter of fiscal year 2023, it is possible that this division will experience labor shortages in the future which could impact the division's gross profits. The three and six months ended September 30, 2022 also benefited from favorable product mix and to a lesser extent, price increases.

Sterilization and Disinfection Control's gross profit percentage decreased three percentage points for the three and six months ended September 30, 2022 compared to the relevant prior year periods as a result of foreign currency fluctuations negatively impacting our reported revenues, and increased labor and labor-related costs.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic drugs.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$12,144	$10,555	15%	$23,111	$19,432	19%
Gross profit	7,557	6,601	14%	14,634	11,293	30%
Gross profit as a % of revenues	62%	63%	(1%)	63%	58%	5%

Biopharmaceutical Development revenues increased 15% and 19% for the three and six months ended September 30, 2022, respectively, compared to the relevant prior year periods, primarily due to increased product adoption, and price increases, partially offset by unfavorable changes in foreign currency exchange rates. The increase for the six months ended September 30, 2022 resulted in part from the fact that some COVID-19 related restrictions were still in place during the first quarter of fiscal year 2022.  Increases in revenues were partially offset by unfavorable changes in foreign exchange rates.

Biopharmaceutical Development's gross profit percentage decreased one percentage point for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 as a result of foreign currency impacts, unfavorable product mix and higher labor and materials costs. Biopharmaceutical Development's gross profit percentage increased five percentage points for the six months ended September 30, 2022 compared to the six months ended September 30, 2021 as a result of higher revenues on a partially-fixed cost base, partially offset by foreign currency impacts.

Calibration Solutions

The Calibration Solutions division designs, manufactures, and markets quality control and calibration products used to measure or calibrate temperature, pressure, pH, humidity, and other chemical or physical parameters for health and safety purposes, primarily in hospital, medical device manufacturing, pharmaceutical, and laboratory environments.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$11,206	$11,252	-%	$21,413	$22,145	(3%)
Gross profit	6,007	6,128	(2%)	11,671	12,240	(5%)
Gross profit as a % of revenues	54%	54%	-%	55%	55%	-%

Calibration Solutions revenues were essentially flat for the three months ended September 30, 2022 relative to the prior year period, primarily due to our ability to overcome certain global supply chain issues which allowed us to begin to fill previously-backlogged orders in certain of our product classes. During the six months ended September 30, 2022, revenues decreased 3% compared to the prior year period primarily as a result of supply constraints limiting our ability to manufacture ordered quantities of certain products.

Calibration Solutions' gross profit percentage was essentially flat for the three and six months ended September 30, 2022 as compared to the three and six months ended September 30, 2021.

Operating Expenses

Operating expenses increased 71% and 80% for the three and six months ended September 30, 2022, respectively, compared to the three and six months ended September 30, 2021 primarily as a result of the Agena Acquisition and as our overall business grew. Operating expenses were favorably impacted by the strengthening of the USD during the three and six months ended September 30, 2022.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Selling expense	$9,200	$4,643	98%	$19,223	$9,501	102%
As a percentage of revenues	16%	13%	3%	18%	13%	5%

Selling expense for the three and six months ended September 30, 2022 increased 98% and 102%, respectively, compared to the relevant prior year periods, primarily as a result of the acquisition of Agena. Excluding Agena, selling expense increased 15% and 16% for the three and six months ended September 30, 2022, respectively, primarily as a result of increased travel and tradeshow costs as we continued to resume in-person meetings and events, as well as higher professional services costs as we made improvements to our corporate website.

General and Administrative

Labor costs, including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
General and administrative expense	$18,202	$11,683	56%	$38,414	$23,102	66%
As a percentage of revenues	31%	33%	(2%)	35%	33%	2%

General and administrative expenses increased 56% and 66% for the three and six months ended September 30, 2022, respectively, compared to the relevant prior year periods, primarily as a result of the Agena Acquisition.  Included in both increases is the amortization of intangible assets associated with the Agena acquisition of $2,398 and $4,888 for the three and six months ended September 30, 2022, respectively. Excluding Agena, general and administrative expense increased 15% and 24% for the three and six months ended September 30, 2022, respectively primarily as a result of higher stock-based compensation expense, and to a lesser extent, increased labor and labor related expenses and Agena integration expenses, partially offset by lower amortization expense due to favorable currency exchange rates.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Research and development expense	$4,989	$2,613	91%	$10,689	$5,424	97%
As a percentage of revenues	8%	7%	1%	10%	8%	2%

Research and development expenses increased 91% and 97% for the three and six months ended September 30, 2022, respectively, relative to the relevant prior year periods, primarily as a result of the acquisition of Agena. Excluding the impact of Agena, research and development costs for the three months ended September 30, 2022 increased 2% relative to the prior year period primarily due to increased labor and labor related costs. For the six months ended September 30, 2022, research and development costs increased 13% excluding the impact of Agena, primarily as a result of our purchase of in process research and development technology that we intend to further develop in order to enhance a product offering in our Sterilization and Disinfection Control division.

Nonoperating Expense

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Nonoperating expense (income)	$611	(342)	(279%)	$1,429	$1,363	5%

Nonoperating expense for the three and six months ended September 30, 2022 is composed primarily of interest expense and amortization of the debt discount associated with the Notes and the Credit Facility as well as gains and losses on foreign currency transactions. Nonoperating expense was higher during the three and six months ended September 30, 2022 compared to the three and six months ended September 30, 2021 due to interest expense on the Credit Facility, which had an average balance of $38,000 during the six months ended September 30, 2022 compared with no balance throughout the first six months of fiscal year 2022. In addition, we recorded net foreign currency gains in the three and six months ended September 30, 2021.

Income Taxes

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2022	2021	Change	2022	2021	Change
Income tax provision (benefit)	$2,078	$823	152%	$(1,896)	$246	(871%)
Effective tax rate	61.4%	18.1%	43%	93.5%	4.1%	89%

Our effective income tax rate was 61.4% and (93.5%) for the three and six months ended September 30, 2022, respectively, and 18.1% and 4.1% for the three and six months ended September 30, 2021, respectively. The effective tax rate for the six months ended September 30, 2022 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The effective tax rate for the six months ended September 30, 2022 was lower than the same period in 2022 primarily due to the share-based compensation and the effect of income in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income (Loss)

Net income (loss) varies with changes in revenues, gross profit, and operating expenses (and included $14,426 and $7,803 of non-cash amortization of intangible assets acquired in business combinations and stock-based compensation expense, respectively, for the six months ended September 30, 2022).

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, cash available from our Credit Facility and the Open Market Sale AgreementSM, described below, working capital, and potential additional equity and debt offerings.  We believe that cash flows from operating activities and potential cash provided by borrowings from our Credit Facility or funds from our Open Market Sale AgreementSM, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled interest payments on debt, dividend payments, and anticipated capital expenditures. We currently expect to settle the Notes in shares of our common stock, but we may re-finance the debt, depending on conditions in the market and the share price of our common stock.

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $74,754 and $76,263 as of September 30, 2022 and March 31, 2022, respectively. As of September 30, 2022, and March 31, 2022, we had $32,377 and $49,346, respectively, of cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

As of September 30, 2022, $172,500 in aggregate principal Notes was outstanding and $27,000 was outstanding under the Credit Facility. In October 2022, we repaid $2,000 of the amount outstanding under the Credit Facility.

In April 2022, we entered into an Open Market Sale AgreementSM pursuant to which we may issue and sell, from time to time, shares of our common stock with an aggregate value of up to $150 million.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during each of the quarters ended June 30, 2022 and September 30, 2022, as well as each quarter of fiscal year 2022.

In October 2022, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2022, to shareholders of record at the close of business on November 30, 2022.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash provided by operating activities	$7,746	$14,023
Net cash (used in) investing activities	(1,864)	(1,591)
Net cash (used in) provided by financing activities	(20,053)	1,423

Cash flows from operating activities for the six months ended September 30, 2022 provided $7,746. Net loss, and non cash adjustments totaled $22,768 for the six months ended September 30, 2022 compared to $19,019 for the six months ended September 30, 2021. Adjustments to working capital accounts used $10,026 more cash in the six months ended September 30, 2022 compared to the six months ended September 30, 2021, primarily due to lower collections on trade receivables and higher spend on inventory as we built supplies to mitigate supply chain risk. Cash used in investing activities was higher during the six months ended September 30, 2022 compared to the six months ended September 30, 2021, due to increased purchases of property, plant, and equipment as we completed the renovation of our Lakewood, Colorado manufacturing facility during fiscal year 2023. Cash used by financing activities primarily resulted from $22,000 repaid on our Credit Facility during the six months ended September 30, 2022.

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

On a consolidated basis, as of September 30, 2022, we had contractual obligations for open purchase orders of approximately $24,331 for routine purchases of supplies and inventory, which are payable in less than one year. Open purchase orders continue to increase as we take proactive steps to mitigate risks in supply by increasing our orders of certain critical raw materials.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our reporting currency is U.S. dollars, and the functional currency of each of our material foreign subsidiaries is its respective local currency. Our operations include activities outside of the U.S. and we have currency risk on the transactions in other currencies and translation adjustments resulting from the conversion of our international financial results into the U.S. dollar. We face currency exposures in our global operations as a result of various factors including intercompany currency denominated loans, selling our products in various currencies, purchasing raw materials and equipment in various currencies, and tax exposures not denominated in the functional currency. These exposures have increased as we have continued to expand internationally, including the acquisition of Gyros Protein Technologies Holding AB, which incurs a substantial portion of its business expenses in Swedish Krona, and the acquisition of Agena, which conducts a portion of its business in euros and a portion in Chinese Yuan Renminbi. Fluctuations in exchange rates have and may continue to adversely affect our results of operations, financial position, and cash flows. We do not hedge exposure to exchange rates.

Our Credit Facility bears interest at either a base rate or a Eurodollar rate, plus an applicable spread. Based on the balance currently outstanding against our line of credit, if interest rates increased by 75 basis points, we would incur approximately $203 of additional interest expense per year.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

The Agena Acquisition was completed on October 20, 2021, and the financial results of Agena are included in our Condensed Consolidated Financial Statements as of March 31, 2022 and for the period then ended, and as of September 30, 2022 and for the six months then ended. During the time since acquisition, we have assessed the control environment of Agena and made certain changes to Agena's internal controls over financial reporting, including design changes that were required as we brought Agena onto our enterprise resource planning tool. We now consider Agena to be included in the scope of our assessment of internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the first and second quarters of fiscal year 2023, there were no material changes from the risk factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 2022	1,097	203.83	-	162,486
August 2022	-	-	-	162,486
September 2022	1,954	178.42	-	162,486
Total	3,051	187.56	-	162,486

(1)

Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)	On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares; however, no shares have been purchased under the plan in the last three fiscal years. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation and Amendments to Articles of Incorporation (incorporated by reference from exhibit 3.1 to Mesa Laboratories, Inc.’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740)).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2019 (Commission File Number: 000-11740)).
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 3, 2022	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: November 3, 2022	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer