Form 10-Q
period 2022-12-31
MESA LABORATORIES INC /CO/
filed 2023-02-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,346,174 shares of the Issuer’s common stock, no par value, outstanding as of February 1, 2023.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	December 31,	March 31,
	2022	2022
ASSETS
Current assets:
Cash and cash equivalents	$26,101	$49,346
Accounts receivable, less allowance for doubtful accounts of $758 and $630, respectively	42,395	41,224
Inventories	33,739	24,606
Prepaid expenses and other	11,950	9,142
Total current assets	114,185	124,318
Property, plant and equipment, net of accumulated depreciation of $19,708 and $17,726, respectively	28,263	28,620
Deferred tax asset	708	1,318
Other assets	10,572	11,830
Intangibles, net	223,447	250,117
Goodwill	285,809	291,166
Total assets	$662,984	$707,369

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,288	$7,897
Accrued payroll and benefits	8,134	14,717
Unearned revenues	14,584	13,830
Other accrued expenses	12,611	11,611
Total current liabilities	41,617	48,055
Deferred tax liability	36,946	39,224
Other long-term liabilities	8,172	7,924
Credit Facility	19,000	49,000
Convertible senior notes, net of discounts and debt issuance costs	170,044	169,365
Total liabilities	275,779	313,568
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,341,890 and 5,265,627 shares, respectively	326,933	313,460
Retained earnings	74,444	76,675
Accumulated other comprehensive (loss) income	(14,172)	3,666
Total stockholders’ equity	387,205	393,801
Total liabilities and stockholders’ equity	$662,984	$707,369

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Revenues	$54,287	$54,696	$163,489	$125,456
Cost of revenues	21,522	26,069	62,997	51,478
Gross profit	32,765	28,627	100,492	73,978
Operating expenses:
Selling	8,437	8,958	27,660	18,459
General and administrative	16,129	17,017	54,543	40,119
Research and development	4,797	5,164	15,486	10,588
Total operating expenses	29,363	31,139	97,689	69,166
Operating income (loss)	3,402	(2,512)	2,803	4,812
Nonoperating expense (income):
Interest expense and amortization of debt discount	1,162	1,018	3,390	2,647
Other expense (income), net	324	(1,189)	(475)	(1,455)
Total nonoperating expense (income)	1,486	(171)	2,915	1,192
Earnings (loss) before income taxes	1,916	(2,341)	(112)	3,620
Income tax provision (benefit)	1,465	(281)	(431)	(35)
Net income (loss)	$451	$(2,060)	$319	$3,655

Earnings (loss) per share:
Basic	$0.08	$(0.39)	$0.06	$0.70
Diluted	$0.08	$(0.39)	$0.06	$0.69

Weighted-average common shares outstanding:
Basic	5,339	5,233	5,312	5,199
Diluted	5,360	5,233	5,354	5,333

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021

Net income (loss)	$451	$(2,060)	$319	$3,655
Other comprehensive income (loss):
Foreign currency translation adjustments	11,345	(6,165)	(17,838)	(7,297)
Comprehensive income (loss)	$11,796	$(8,225)	$(17,519)	$(3,642)

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$319	$3,655
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,769	15,686
Stock-based compensation expense	9,859	7,939
Amortization of step-up in inventory basis	-	6,062
Other	(359)	(504)
Cash (used in) provided by changes in operating assets and liabilities:
Accounts receivable, net	(1,979)	(2,258)
Inventories	(9,191)	351
Prepaid expenses and other assets	(2,312)	(1,933)
Accounts payable	(1,339)	1,270
Accrued liabilities and taxes payable	(5,221)	(1,403)
Unearned revenues	918	1,056
Net cash provided by operating activities	15,464	29,921
Cash flows from investing activities:
Acquisitions, net of cash acquired	(4,950)	(300,793)
Purchases of property, plant and equipment	(3,518)	(3,650)
Net cash (used in) investing activities	(8,468)	(304,443)
Cash flows from financing activities:
Proceeds from the issuance of debt	-	70,000
Payments of debt	(30,000)	(10,000)
Dividends	(2,550)	(2,495)
Proceeds from the exercise of stock options	4,523	6,171
Payment of tax withholding obligation on vesting of restricted stock	(909)	(819)
Payments of contingent consideration	-	(234)
Net cash (used in) provided by financing activities	(28,936)	62,623
Effect of exchange rate changes on cash and cash equivalents	(1,305)	(260)
Net (decrease) in cash and cash equivalents	(23,245)	(212,159)
Cash and cash equivalents at beginning of period	49,346	263,865
Cash and cash equivalents at end of period	$26,101	$51,706

Supplemental non-cash activity:
Contingent consideration as part of an acquisition	$1,500	$-

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2022	5,265,627	$313,460	$76,675	$3,666	$393,801
Exercise of stock options and vesting of restricted stock units	31,690	1,438	-	-	1,438
Tax withholding on vesting of restricted stock units	(9)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(843)	-	(843)
Stock-based compensation expense	-	3,432	-	-	3,432
Foreign currency translation	-	-	-	(15,957)	(15,957)
Net (loss)	-	-	(1,438)	-	(1,438)
June 30, 2022	5,297,308	$318,328	$74,394	$(12,291)	$380,431
Exercise of stock options and vesting of restricted stock units	42,014	2,778	-	-	2,778
Tax withholding on vesting of restricted stock units	(3,051)	(572)	-	-	(572)
Dividends paid, $0.16 per share	-	-	(852)	-	(852)
Stock-based compensation expense	-	4,371	-	-	4,371
Foreign currency translation	-	-	-	(13,226)	(13,226)
Net income	-	-	1,306	-	1,306
September 30, 2022	5,336,271	$324,905	$74,848	$(25,517)	$374,236
Exercise of stock options and vesting of restricted stock units	7,376	307	-	-	307
Tax withholding on vesting of restricted stock units	(1,757)	(335)	-	-	(335)
Dividends paid, $0.16 per share	-	-	(855)	-	(855)
Stock-based compensation expense	-	2,056	-	-	2,056
Foreign currency translation	-	-	-	11,345	11,345
Net income	-	-	451	-	451
December 31, 2022	5,341,890	$326,933	$74,444	$(14,172)	$387,205

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227
Exercise of stock options and vesting of restricted stock units	58,324	1,836	-	-	1,836
Tax withholding on vesting of restricted stock units		(747)			(747)
Dividends paid, $0.16 per share	-	-	(824)	-	(824)
Stock-based compensation expense	-	2,197	-	-	2,197
Foreign currency translation	-	-	-	5,371	5,371
Cumulative adjustment due to adoption of ASU No. 2020-06	-	(22,735)	5,683	-	(17,052)
Net income	-	-	1,995	-	1,995
June 30, 2021	5,198,892	$298,203	$79,313	$21,487	$399,003
Exercise of stock options and vesting of restricted stock units	24,340	2,060	-	-	2,060
Tax withholding on vesting of restricted stock units		(68)			(68)
Dividends paid, $0.16 per share	-	-	(834)	-	(834)
Stock-based compensation expense	-	2,039	-	-	2,039
Foreign currency translation	-	-	-	(6,503)	(6,503)
Net income	-	-	3,720	-	3,720
September 30, 2021	5,223,232	$302,234	$82,199	$14,984	$399,417
Exercise of stock options and vesting of restricted stock units	21,396	2,275	-	-	2,275
Tax withholding on vesting of restricted stock units		(4)			(4)
Dividends paid, $0.16 per share	-	-	(837)	-	(837)
Stock-based compensation expense	-	3,703	-	-	3,703
Foreign currency translation	-	-	-	(6,165)	(6,165)
Net (loss)	-	-	(2,060)	-	(2,060)
December 31, 2021	5,244,628	$308,208	$79,302	$8,819	$396,329

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

In this quarterly report on Form 10-Q, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries, is collectively referred to as “we,” “us,” “our,” the “Company” or “Mesa.”

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

As of December 31, 2022, we managed our operations in four reportable segments, or divisions:

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

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “year-end” mean our fiscal year, references to the first quarter of fiscal year 2023 refer to the period from April 1, 2022 through June 30, 2022, references to the second quarter of fiscal year 2023 refer to the period from July 1, 2022 through September 30, 2022, and references to the third quarter of fiscal year 2023 refer to the period from October 1, 2022 through December 31, 2022. References to “fiscal year 2022” refer to the fiscal year ended March 31, 2022, and to “fiscal year 2023” refer to the fiscal year ending March 31, 2023.

Prior Period Reclassification

Certain amounts presented for prior periods in Note 3. "Revenue Recognition" have been reclassified. Certain revenues related to the Biopharmaceutical Development division have been reclassified out of revenues from consumables and into revenues from hardware and services. Certain revenues related to the Clinical Genomics division have been reclassified out of revenues from hardware and into revenues from consumables. These reclassifications have not resulted in any change to the Condensed Consolidated Financial Statements for and periods presented in this Form 10-Q.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The business and economic uncertainty resulting from supply chain challenges, cost pressure, the overall effects of the current high inflation environment on customers' purchasing patterns, and the novel coronavirus pandemic ("COVID-19") has made such estimates more difficult to calculate. Accordingly, actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Note 2. Significant Transactions

Belyntic GmbH

During the three months ended December 31, 2022, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“the Belyntic acquisition”) for $6,450, of which $4,950 was paid on the date of acquisition and the remainder will be paid upon approval of patent applications expected in the next 36 months. The business complements our existing peptide synthesis business, part of the Biopharmaceutical Development segment, by adding a new consumables line. During the third quarter of fiscal year 2023, we prepared a preliminary analyses of the valuation of net assets acquired in the Belyntic acquisition. This preliminary purchase price allocation is subject to revision as more detailed analyses are completed

Agena Bioscience, Inc

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

Fair Value of Net Assets Acquired

The allocation of purchase price is based on the fair value of assets acquired and liabilities assumed as of the acquisition date, based on the final valuation of Agena. We have made appropriate adjustments to deferred taxes and tax-related balances during the three months ended December 31. 2022.

The following table summarizes the allocation of the purchase price as of October 20, 2021:

	Life (in years)	Amount
Cash and cash equivalents		$7,544
Accounts receivable		11,100
Other current assets		25,480
Total current assets		44,124
Property, plant and equipment/noncurrent assets		15,832
Deferred tax asset		811
Intangible assets:
Goodwill	N/A	135,728
Customer relationships	12	103,800
Intellectual property	8	45,400
Tradenames	12	15,700
Total Assets acquired		$361,395
Accounts payable		2,174
Unearned revenues		2,713
Other current liabilities		11,052
Total current liabilities		15,939
Deferred tax liability		28,856
Other noncurrent liabilities		8,263
Total liabilities assumed		$53,058
Total purchase price, net of cash acquired		$300,793

Acquired Goodwill

Acquired goodwill of $135,728, all of which is allocated to the Clinical Genomics reportable segment, represents the value expected to arise from expanded market opportunities, expected synergies, and assembled workforce, none of which qualify as amortizable intangible assets. The goodwill acquired is not deductible for income tax purposes.

Unaudited Pro Forma Information

The following unaudited pro forma financial information presents the combined results of operations of Mesa and Agena as if the acquisition had occurred on April 1, 2021 after giving effect to certain pro forma adjustments.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Pro forma total revenues	$54,287	$56,659	$163,489	$163,733
Pro forma net income (loss)	558	(8,426)	887	(3,989)

The pro forma financial information includes adjustments that are directly attributable to the business combinations and are factually supportable. The pro forma adjustments include incremental amortization of intangible assets, additional stock-based compensation expense for key Agena employees, the removal of interest expense attributable to Agena’s external debt that was paid off as part of the acquisition, and the pro forma tax impact for such adjustments. Cost savings or operating synergies expected to result from the acquisition are not included in the pro forma results. For the three and nine months ended December 31, 2022, the pro forma financial information excludes $145 and $768 of non-recurring acquisition-related expenses, respectively. These pro forma results are illustrative only and not indicative of the actual results of operations that would have been achieved nor are they indicative of future results of operations.

Note 3. Revenue Recognition

We develop, manufacture, market, sell and maintain life sciences tools and quality control instruments and related software, consumables, and services. We evaluate revenues internally based primarily on operating segment and the nature of goods and services provided.

Hardware sales include physical products such as instruments used for molecular and genetic analysis, protein synthesizers, medical meters, wireless sensor systems, and data loggers. Hardware sales  may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function.

Consumables are typically used on a one-time basis and require frequent replacement in our customers' operating cycles. Consumables such as reagents used for molecular and genetic analysis or solutions used for protein synthesis are critical to the ongoing use of our instruments. Consumables such as biological indicator test strips are used on a standalone basis.

We offer service and maintenance contracts for our instruments, which may contain performance obligations satisfied: over time, such as an obligation to perform repairs or replace parts as needed over a contractually-specified period of time; upon completion of a discrete service, such as stand-alone maintenance services or discrete services within annual contracts; or, in many cases, both.

Typically, revenue is recognized upon shipment of a product, upon completion of a discrete service, or over a period of time reflective of the performance obligation period in the applicable contract, depending on when our obligation to the customer is satisfied. The significant majority of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three and nine months ended December 31, 2022 and 2021, respectively:

	Three Months Ended December 31, 2022
	Clinical Genomics	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$10,885	$14,307	$3,584	$553	$29,329
Hardware and Software	3,371	95	5,844	7,023	16,333
Services	1,329	1,881	2,218	3,197	8,625
Total Revenues	$15,585	$16,283	$11,646	$10,773	$54,287

	Three Months Ended December 31, 2021
	Clinical Genomics*	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$10,221	$11,718	$4,099	$889	$26,927
Hardware and Software	4,407	250	6,100	6,978	17,735
Services	1,857	1,863	2,557	3,757	10,034
Total Revenues	$16,485	$13,831	$12,756	$11,624	$54,696

	Nine Months Ended December 31, 2022
	Clinical Genomics	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$34,815	$41,239	$11,248	$2,272	$89,574
Hardware and Software	9,349	619	16,656	18,696	45,320
Services	4,361	6,163	6,853	11,218	28,595
Total Revenues	$48,525	$48,021	$34,757	$32,186	$163,489

	Nine Months Ended December 31, 2021
	Clinical Genomics*	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$10,221	$36,579	$11,588	$2,701	$61,089
Hardware and Software	4,407	495	14,435	20,608	39,945
Services	1,857	5,940	6,165	10,460	24,422
Total Revenues	$16,485	$43,014	$32,188	$33,769	$125,456

*Revenues in the Clinical Genomics division represent transactions subsequent to the Agena Acquisition on October 20, 2021.

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
United States	$28,645	$30,414	$88,756	$68,253
China	7,482	6,243	18,659	9,960
Other	18,160	18,039	56,074	47,243
Total revenues	$54,287	$54,696	$163,489	$125,456

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2022	$15,069
Prior year liabilities recognized in revenues during the nine months ended December 31, 2022	(7,927)
Contract liabilities added during the nine months ended December 31, 2022, net of revenues recognized	9,091
Contract liabilities balance as of December 31, 2022	$16,233

Contract liabilities primarily relate to service contracts with original expected service durations of 12 months or less and will be recognized to revenue over time as our performance obligations are satisfied.

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

	December 31, 2022		March 31, 2022
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$170,044	$157,191	$169,365	$185,438

Assets recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include items such as property and equipment, operating lease assets, goodwill, and other intangible assets. These assets are measured at fair value if determined to be impaired. During the three months ended December 31, 2022, in response to the loss of a significant customer, we used Level 3 inputs to test the recoverability of the Clinical Genomics division’s intangible asset group and evaluate the division’s goodwill for impairment in response to the loss of a significant customer. After considering all information available to us as of the date of testing, we concluded that no impairment is indicated. Fair values preliminarily assigned to assets acquired and liabilities assumed in the Belyntic acquisition were measured using Level 3 inputs, and are subject to change. There were no transfers between the levels of the fair value hierarchy during the three and nine months ended December 31, 2022 or 2021, respectively.

Note 5. Supplemental Balance Sheets Information

Inventories consist of the following:

	December 31, 2022	March 31, 2022
Raw materials	$20,122	$14,172
Work in process	1,972	4,419
Finished goods	11,645	6,015
Total inventories	$33,739	$24,606

Prepaid expenses and other consist of the following:

	December 31, 2022	March 31, 2022
Prepaid expenses	$3,450	$2,871
Deposits	1,702	1,410
Prepaid income taxes	3,352	2,536
Other current assets	3,446	2,325
Total prepaid expenses and other	$11,950	$9,142

Accrued payroll and benefits consist of the following:

	December 31, 2022	March 31, 2022
Bonus payable	$2,714	$7,468
Wages and paid-time-off payable	2,926	3,677
Payroll related taxes	1,773	2,069
Other benefits payable	721	1,503
Total accrued payroll and benefits	$8,134	$14,717

Note 6. Goodwill and Intangible Assets, Net

Intangible assets, the significant majority of which are finite-lived, consist of the following:

	December 31, 2022			March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$237,412	$(80,627)	$156,785	$244,157	$(67,469)	$176,688
Intellectual property	65,871	(17,732)	48,139	65,893	(12,620)	53,273
Other intangibles	24,745	(6,222)	18,523	25,350	(5,194)	20,156
Total	$328,028	$(104,581)	$223,447	$335,400	$(85,283)	$250,117

Amortization expense for finite-lived intangible assets acquired in a business combination was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Amortization in cost of revenues	$1,695	$1,227	$5,094	$1,877
Amortization in general and administrative	5,452	4,695	16,479	11,618
Total	$7,147	$5,922	$21,573	$13,495

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2023	7,250
2024	28,490
2025	26,911
2026	26,149
2027	25,652

The change in the carrying amount of goodwill was as follows:

	Clinical Genomics	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2022	$135,914	$29,750	$88,265	$37,237	$291,166
Effect of foreign currency translation	(244)	(297)	(7,871)	(32)	(8,444)
Goodwill related to Belyntic acquisition	-	-	2,973	-	2,973
Measurement period adjustment - Agena acquisition	114	-	-	-	114
December 31, 2022	$135,784	$29,453	$83,367	$37,205	$285,809

Goodwill acquired in the Biopharmaceutical Development division resulted from the Belyntic acquisition and is tax deductible.

Note 7. Indebtedness

Credit Facility

We maintain a senior credit facility (the “Credit Facility”) that includes 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500.  The Credit Facility matures in March 2025. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. As of December 31, 2022, we had $19,000 outstanding under the Credit Facility.

On December 22, 2022, Mesa and the financial institutions amended the Credit Facility to replace references to the Eurodollar Rate with references to the Secured Overnight Financing Rate ("SOFR").

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate, plus an applicable spread. We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio.

The financial covenants in the Credit Facility include a maximum leverage ratio of 5.0 to 1.0 for the period ended December 31, 2022, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  December 31, 2022, we were in compliance with all covenants.

Convertible Notes

On August 12, 2019, we issued an aggregate principal amount of $172,500 of Notes. The net proceeds from the Notes, after deducting underwriting discounts and commissions and other related offering expenses payable by us, were approximately $167,056. The Notes mature on August 15, 2025, unless earlier repurchased or converted, and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Our current intent is to settle conversions entirely in shares of common stock. We will reevaluate this policy from time to time as we receive conversion notices from note holders. The circumstances necessary for conversion were not met during the three months ended December 31, 2022. As of December 31, 2022, the Notes are classified as a long-term liability on our Condensed Consolidated Balance Sheets as the circumstances necessary for conversion were not satisfied as of the end of the period. The if-converted value of the Notes did not exceed the principal balance as of  December 31, 2022.

The net carrying amount of the Notes was as follows:

	December 31, 2022	March 31, 2022
Principal outstanding	$172,500	$172,500
Unamortized debt issuance costs	(2,456)	(3,135)
Net carrying value	$170,044	$169,365

We recognized interest expense on the Notes as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Coupon interest expense at 1.375%	$593	$593	$1,779	$1,779
Amortization of debt discounts and issuance costs	227	223	679	666
Total interest and amortization of debt issuance costs	$820	$816	$2,458	$2,445

The effective interest rate on the notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the nine months ended December 31, 2022, we issued stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 330 shares of common stock to eligible participants.

Expense recognized related to stock-based compensation is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Stock-based compensation expense	$2,056	$3,703	$9,859	$7,939
Amount of income tax (benefit) recognized in earnings	226	(743)	(1,855)	(4,247)
Stock-based compensation expense, net of tax	$2,282	$2,960	$8,004	$3,692

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the nine months ended December 31, 2022:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2022	202	$167.14	2.9	$18,261
Awards granted	43	185.61
Awards forfeited or expired	(7)	225.12
Awards exercised	(45)	100.19
Outstanding as of December 31, 2022	193	$184.70	3.1	$3,406

The stock options granted during the nine months ended December 31, 2022 vest in equal installments on the first, second, and third anniversary of the grant date.

The following is a summary of RSU award activity for the nine months ended December 31, 2022:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2022(1)	51	$252.86	55	$288.45
Awards granted(1)	42	187.45	19	179.63
Performance adjustment(2)	-	-	2	202.00
Awards forfeited	(8)	232.20	-	-
Awards distributed(2)	(26)	250.81	(10)	202.00
Outstanding as of December 31, 2022(1)	59	$210.44	66	$267.97

(1)	Balances for PSUs are reflected at target.
(2)	During the nine months ended December 31, 2022, the fiscal year 2020 PSUs vested and were distributed at 126% of target, based on actual performance results and completion of service conditions.

The outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. Substantially all of the RSUs granted during the nine months ended December 31, 2022 vest in equal installments on the first, second, and third anniversary of the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

PSUs vest upon completion of the service period described in the award agreement and based on achievement of the performance targets described in the award agreements. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the performance targets on a straight-line basis over the service period.

During the nine months ended December 31, 2022, the Compensation Committee of the Board of Directors created a plan to award 19 PSUs at target (the "FY23 PSUs") that are subject to both service and performance conditions to eligible employees. The performance period for the FY23 PSUs is from April 1, 2022 until March 31, 2023 and the service period is from April 1, 2022 until March 31, 2025. Of the total FY23 PSUs granted, 13 vest based on our achievement of specific performance criteria during fiscal year 2023 and they have a grant date fair value of $185.57. Based on actual performance through the nine months ended December 31, 2022, we reduced the number of awards expected to vest. The remaining 6 awards will be settled in shares of our common stock, but they are subject to performance criteria that are subjective and as such do not have a grant date. The awards will be marked-to-market each reporting period during the performance period and have a fair value of $166.21 per share as of December 31, 2022. The quantity of shares that will be issued upon vesting will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

During fiscal year 2022, we awarded 7 PSUs to key employees of Agena that are subject to both service and performance conditions. Based on actual performance through the period ended December 31, 2022, the awards are not expected to vest.

During fiscal year 2022, the Compensation Committee of the Board of Directors granted a special long-term equity award consisting of PSUs covering a target of 40 shares that is subject to both performance and service conditions to our Chief Executive Officer. Based on actual performance through the period ended December 31, 2022, the award is estimated to vest at 93%.

During the three months ended December 31, 2022, we adjusted our estimate of PSUs expected to vest under all outstanding plans based on actual results achieved through the performance period. We recorded a cumulative effect release of ($1,427) during the period ($1,127 net of tax as well as $0.21 per basic and diluted share for both the three and nine months ended December 31, 2022), which is recorded in general and administrative and selling expense on our Condensed Consolidated Statements of Operations.

In the future, we expect non-cash stock based compensation expense to decrease approximately $392 per quarter as a result of our new estimate of performance share units expected to vest.

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

The impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for the three and nine months ended December 31, 2022 and December 31, 2021.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net income (loss) available for shareholders	$451	$(2,060)	$319	$3,655
Weighted average outstanding shares of common stock	5,339	5,233	5,312	5,199
Dilutive effect of stock options	17	-	28	107
Dilutive effect of RSUs	4	-	14	27
Fully diluted shares	5,360	5,233	5,354	5,333

Basic earnings (loss) per share	$0.08	$(0.39)	$0.06	$0.70
Diluted earnings (loss) per share	$0.08	$(0.39)	$0.06	$0.69

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Assumed conversion of the Notes	608	608	608	608
Stock awards that were anti-dilutive	176	285	159	38
Stock awards subject to performance conditions	49	40	51	18
Total stock awards excluded from diluted EPS	833	933	818	664

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

Our effective income tax rate was 76.5% and 384.8% for the three and nine months ended December 31, 2022, respectively, compared to 12.0% and (1.0%) for the three and nine months ended December 31, 2021. The effective tax rate for both the three and nine months ended December 31, 2022 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions.  The effective tax rate for the three and nine months ended December 31, 2022 was higher than the comparable prior year periods primarily due to lower windfall benefits on stock option exercises and the vesting of restricted stock units and the effect of income in foreign jurisdictions.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of December 31, 2022, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

As part of the Belyntic acquisition, we have agreed to pay an additional $1,500 to the sellers if contractually specified patents related to the technology purchased are issued. We believe that it is probable that the patents will be issued and we will pay the sellers in full within the next 36 months. The liability is recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

Note 12. Segment Information

The following tables set forth our segment information:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues:
Clinical Genomics	$15,585	$16,485	$48,525	$16,485
Sterilization and Disinfection Control	16,283	13,831	48,021	43,014
Biopharmaceutical Development	11,646	12,756	34,757	32,188
Calibration Solutions	10,773	11,624	32,186	33,769
Total revenues (a)	$54,287	$54,696	$163,489	$125,456

Gross profit
Clinical Genomics	$8,045	$3,924	$26,535	$3,924
Sterilization and Disinfection Control	11,614	9,945	34,581	31,859
Biopharmaceutical Development	7,359	8,768	21,993	20,061
Calibration Solutions	5,740	6,090	17,411	18,330
Reportable segment gross profit	32,758	28,727	100,520	74,174
Corporate and Other (b)	7	(100)	(28)	(196)
Gross profit	$32,765	$28,627	$100,492	$73,978
Reconciling Items:
Operating expenses	29,363	31,139	97,689	69,166
Operating income (loss)	3,402	(2,512)	2,803	4,812
Nonoperating expense (income), net	1,486	(171)	2,915	1,192
Earnings (loss) before income taxes	$1,916	$(2,341)	$(112)	$3,620

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Non-reportable operating segments and unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	December 31,	March 31,
	2022	2022
Clinical Genomics	$14,591	$11,802
Sterilization and Disinfection Control	3,022	2,176
Biopharmaceutical Development	7,797	4,495
Calibration Solutions	8,329	6,133
Total inventories	$33,739	$24,606

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; potential impairment of future earnings; anticipated effects of, and future actions to be taken in response to, the COVID-19 pandemic; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; product research and development; regulatory approvals; selling, general and administrative expenditures; intellectual property; development and manufacturing plans; availability of materials and components; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the results that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; supply chain challenges; cost pressures and the overall effects of the current high inflation environment on customers’ purchasing patterns; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions, including rising interest rates and potential recessionary conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2022 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

As of December 31, 2022, we managed our operations in four reportable segments, or divisions: Clinical Genomics, Sterilization and Disinfection Control, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions are described further in "Results of Operations" below.

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

Organic Revenues Growth

Organic revenues growth is driven by the expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually with price increases effective January 1; however, as a result of high inflation in recent quarters, we implemented an additional mid-year price increase late in the second quarter of fiscal year 2023.

Inorganic Growth - Acquisitions

During the third quarter of fiscal year 2023, we completed the Belyntic acquisition for an aggregate purchase price of $6,450. The acquisition provided a natural complement to our peptide synthesis business by adding a consumables product line.

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

General Trends

We are a global company, and a significant portion of our revenues and expenses are denominated in currencies other than the U.S. dollar (“USD”). Exchanges rates have been volatile throughout our fiscal year 2023 and a weakening or strengthening of foreign currencies against the USD increases or decreases our revenues and gross profit margins as well as impacting the comparability of our results between periods. Currency exchange rates negatively impacted our reported revenues for the nine months ended December 31, 2022 as compared to the same period in the previous fiscal year. Any further strengthening of the USD against major currencies would adversely impact our reported revenues, but would, to a lesser extent, positively impact our reported expenses for the remainder of the fiscal year; conversely, any weakening of the U.S. dollar against major currencies would positively impact our reported revenues but would negatively impact our expenses for the remainder of the fiscal year.

We have experienced, and expect to continue to experience, inflation impacting the cost of raw materials, labor, and freight, as a result of global macroeconomic trends, including government mandated actions in response to the Coronavirus pandemic (“COVID-19”) and the conflict between Russia and Ukraine. Our actions to mitigate the impact of supply chain disruptions and inflation, including pre-ordering components in higher than usual quantities, sourcing new vendors and increasing prices have been somewhat successful; however, raw materials shortages have at times impacted our Calibrations Solutions division, in particular.

We experienced disruptions to our business in China resulting from government mandated shut-downs and restrictions during our fiscal year 2023. Additionally, the Chinese government recently revoked many COVID-19 related restrictions and while these policy changes did not significantly impact our results of operations for our third fiscal quarter, it is possible that future quarters may be impacted. The impact of COVID-19 has negatively impacted commercial execution in different ways throughout fiscal year 2023, and in some cases, has limited sales of Clinical Genomics consumables to existing customers and instruments to new customers. Even after the COVID-19 pandemic has largely subsided as a public health matter, we may experience material adverse impacts to our business as a result of the pandemic's adverse impact on the global economy, in-person collaboration and sales efforts, and our customers’ changed purchasing behaviors and confidence.

During the third quarter of fiscal year 2023, we were notified by Sema4 Holdings Corp. ("Sema4"), a customer of our Clinical Genomics division, that they are exiting the reproductive health screening business and as a result, they intend to significantly reduce the quantity of orders they place with us in the future. Revenue from sales to Sema4 were approximately $8,200 during the first twelve months of our ownership of Agena. Following the notice, we evaluated our business operations and enacted several cost-cutting measures in the Clinical Genomics division, including a reduction-in-force, to preserve our financial model. These actions are expected to generate more than $4,000 in future annualized savings.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Revenues from our reportable segments decreased 1% and increased 30% for the three and nine months ended December 31, 2022, respectively, as compared to the same periods in the prior year.  The decrease in revenues for the three months ended December 31, 2022 was attributable to a 2.1% decline in organic revenues which resulted from both unfavorable changes in foreign currency rates and $1,500 of COVID-19 related revenues for the three months ended December 31, 2021. Revenues growth for the nine months ended December 31, 2022 was primarily attributable to the acquisition of Agena, and to a lesser extent, organic revenues growth of 3.5%.

Gross profit as a percentage of revenues increased seven and two percentage points for the three and nine months ended December 31, 2022, respectively, primarily as a result of the recognition of a $6,062 non-cash inventory step-up charge, as part of purchase accounting for the Agena acquisition during the three months ended December 31, 2021.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
Clinical Genomics (*)	$15,585	$16,485	(10.0%)	N/A	52%	24%
Sterilization and Disinfection Control	16,283	13,831	17.7%	5.8%	71%	72%
Biopharmaceutical Development	11,646	12,756	(8.7%)	46.4%	63%	69%
Calibration Solutions	10,773	11,624	(7.3%)	(6.1%)	53%	52%
Mesa's reportable segments	$54,287	$54,696	(2.1%)	11.8%	60%	53%

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2021
Clinical Genomics (*)	$48,525	$16,485	(10.0%)	N/A	55%	24%
Sterilization and Disinfection Control	48,021	43,014	11.6%	14.1%	72%	74%
Biopharmaceutical Development	34,757	32,188	8.0%	35.3%	63%	62%
Calibration Solutions	32,186	33,769	(4.7%)	(2.1%)	54%	54%
Mesa's reportable segments	$163,489	$125,456	3.5%	13.5%	61%	59%

(*) Revenues in the Clinical Genomics division represent transactions subsequent to the Agena Acquisition on October 20, 2021.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$54,287	$54,696	(1%)	$163,489	$125,456	30%
Gross profit	32,765	28,627	14%	100,492	73,978	36%
Operating expenses	29,363	31,139	(6%)	97,689	69,166	41%
Operating income (loss)	3,402	(2,512)	(¤)	2,803	4,812	(42%)
Net income (loss)	$451	$(2,060)	(¤)	$319	$3,655	(91%)

(¤) Not a meaningful comparison

Reportable Segments

Clinical Genomics

The Clinical Genomics division develops, manufactures, and sells highly sensitive, low-cost, high-throughput genetic analysis tools used by clinical labs to perform genomic clinical testing in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics and oncology related applications.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$15,585	$16,485	(5%)	$48,525	$16,485	194%
Gross profit	8,045	3,924	105%	26,535	3,924	576%
Gross profit as a % of revenues	52%	24%	28%	55%	24%	31%

Clinical Genomics revenues decreased 5% for the three months ended December 31, 2022 compared to the relevant prior year period, primarily as a result of a reduction in COVID-related revenues of $1,374 and adverse changes in foreign currency exchange rates, partially offset by a longer period of ownership of Agena in the third quarter of fiscal year 2023. Clinical Genomics revenues increased 194% for the nine months ended December 31, 2022 compared to the relevant prior year period due to a significantly shorter period of ownership of Agena for the nine months ended December 31, 2021. The loss of Sema4 is expected to result in a significant reduction of anticipated revenues for this division in future quarters. However, our distribution partner Guangzhou Darui Biotechnology Co., Ltd. recently received China's National Medical Products Administration approval for a Class III in vitro diagnostics ("IVD") panel covering hereditary deafness. This is the first approved Class III IVD panel in China from our distribution partner program.

Gross profit percentage for the Clinical Genomics division increased 28% and 31% for the three and nine months ended December 31, 2022, respectively, compared to the relevant prior year periods due to the amortization of a $6,062 inventory step-up required by purchase accounting in the third quarter of fiscal year 2022. We have taken actions to reduce our costs in this division which will help offset the loss of revenues from Sema4.

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

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$16,283	$13,831	18%	$48,021	$43,014	12%
Gross profit	11,614	9,945	17%	34,581	31,859	9%
Gross profit as a % of revenues	71%	72%	(1%)	72%	74%	(2%)

Sterilization and Disinfection Control revenues increased 18% and 12% for the three and nine months ended December 31, 2022, respectively, compared to the relevant prior year periods, despite the USD strengthening against the euro.  During the second and third quarters of fiscal year 2023, we added temporary and permanent manufacturing headcount at our Bozeman Montana facility, which enabled us to fulfill a higher volume of customer orders compared to the first quarter of fiscal year 2023. The three and nine months ended December 31, 2022 also benefited from favorable product mix and to a lesser extent, price increases.

Sterilization and Disinfection Control's gross profit percentage decreased one and two percentage points for the three and nine months ended December 31, 2022, respectively, compared to the relevant prior year periods as a result of foreign currency fluctuations negatively impacting our reported revenues, increased labor and benefit costs, including the cost of temporary headcount, and increased freight costs.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic drugs.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$11,646	$12,756	(9%)	$34,757	$32,188	8%
Gross profit	7,359	8,768	(16%)	21,993	20,061	10%
Gross profit as a % of revenues	63%	69%	(6%)	63%	62%	1%

Biopharmaceutical Development revenues decreased 9% for the three months ended December 31, 2022 compared to the relevant prior year period, primarily due to unfavorable changes in foreign currency exchange rates. Additionally, the division faced a difficult compare versus the prior year, which reported an anomalous 46% revenues growth, partially offset by price increases. Biopharmaceutical Development revenues increased 8% for the nine months ended December 31, 2022 compared to the relevant prior year period primarily due to increased product adoption and price increases, partially offset by unfavorable changes in foreign currency exchange rates.

Biopharmaceutical Development's gross profit percentage decreased six percentage points for the three months ended December 31, 2022 compared to relevant prior year period as a result of foreign currency fluctuations negatively impacting our reported revenues and higher sales of peptide synthesis hardware at a lower gross profit percentage compared to the overall division margin percentages. Biopharmaceutical Development's gross profit percentage increased one percentage point for the nine months ended December 31, 2022 compared to the relevant prior year period as a result of higher revenues on a partially-fixed cost base, partially offset by unfavorable product mix and foreign currency fluctuations negatively impacting our reported revenues.

Calibration Solutions

The Calibration Solutions division designs, manufactures, and markets quality control and calibration products used to measure or calibrate temperature, pressure, pH, humidity, and other chemical or physical parameters for health and safety purposes, primarily in hospital, medical device manufacturing, pharmaceutical, and laboratory environments.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Revenues	$10,773	$11,624	(7%)	$32,186	$33,769	(5%)
Gross profit	5,740	6,090	(6%)	17,411	18,330	(5%)
Gross profit as a % of revenues	53%	52%	1%	54%	54%	-%

Calibration Solutions revenues decreased 7% and 5% for the three and nine months ended December 31, 2022, respectively, compared to the relevant prior year periods, primarily as a result of supply constraints limiting our ability to manufacture ordered quantities of certain products. Production difficulties continue to result in longer lead times for customer orders, which have negatively impacted the timing of new orders; however, we anticipate that such difficulties will begin to abate in the fourth quarter of fiscal year 2023.

Calibration Solutions' gross profit percentage was essentially flat for the three and nine months ended December 31, 2022 compared to the three and nine months ended December 31, 2021.

Operating Expenses

Operating expenses decreased 6% and increased 41% for the three and nine months ended December 31, 2022, respectively, compared to the relevant prior year periods, primarily as a result of lower personnel costs and the Agena acquisition. Operating expenses were favorably impacted by the strengthening of the USD during the three and nine months ended December 31, 2022.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Selling expense	$8,437	$8,958	(6%)	$27,660	$18,459	50%
As a percentage of revenues	16%	16%	-%	17%	15%	2%

Selling expense for the three months ended December 31, 2022 decreased 6% compared to the relevant prior year period, primarily as a result of lower personnel costs. Selling expense for the nine months ended December 31, 2022 increased 50% compared to the relevant prior year period, primarily as a result of the Agena acquisition. Excluding Agena, selling expense increased 7% for the nine months ended December 31, 2022 primarily as a result of increased travel and tradeshow costs as we continued to resume in-person meetings and events, higher stock-based compensation expense, and higher professional services costs as we made improvements to our corporate website.

General and Administrative

Labor costs, including non-cash stock-based compensation, and amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
General and administrative expense	$16,129	$17,017	(5%)	$54,543	$40,119	36%
As a percentage of revenues	30%	31%	(1%)	33%	32%	1%

General and administrative expenses decreased 5% for the three months ended December 31, 2022 compared to the relevant prior year period, primarily as a result of reduced stock-based compensation expense as we reduced the number of PSUs expected to vest. General and administrative expenses increased 36% for the nine months ended December 31, 2022 compared to the relevant prior year period, primarily as a result of the Agena acquisition, including intangible amortization expense of $7,321. Excluding Agena, general and administrative expense increased 8% for the nine months ended December 31, 2022, primarily as a result of higher stock-based compensation expense, partially offset by lower intangible amortization expense as a result of the strengthening of the USD.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Research and development expense	$4,797	$5,164	(7%)	$15,486	$10,588	46%
As a percentage of revenues	9%	9%	-%	9%	8%	1%

Research and development expenses decreased 7% for the three months ended December 31, 2022 compared to the relevant prior year period, primarily as a result of lower personnel costs and the benefit of a strong USD on research and development costs in Europe. Research and development expenses increased 46% for the nine months ended December 31, 2022 compared to the relevant prior year period, primarily due to the Agena acquisition. Excluding the impact of Agena, research and development costs for the nine months ended December 31, 2022 increased relative to the prior year period primarily due our purchase of in process research and development technology that we are further developing in order to enhance a product offering in our Sterilization and Disinfection Control division.

Nonoperating Expense

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Nonoperating expense (income)	$1,486	(171)	(¤)	$2,915	$1,192	145%

(¤) Not a meaningful comparison

Nonoperating expense for the three and nine months ended December 31, 2022 is composed primarily of interest expense and amortization of the debt discount associated with the Notes and the Credit Facility as well as gains and losses on foreign currency transactions. Nonoperating expense was higher for the three and nine months ended December 31, 2022 compared to the relevant prior year periods due to interest expense on the Credit Facility, which had a weighted average balance of $36,839 during the nine months ended December 31, 2022 compared with a weighted average balance of $17,993 for the nine months ended December 31, 2021, partially offset by net foreign currency gains in the three and nine months ended December 31, 2021.

Income Taxes

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2022	2021	Change	2022	2021	Change
Income tax provision (benefit)	$1,465	$(281)	(621%)	$(431)	$(35)	1,131%
Effective tax rate	76.5%	12.0%	64%	384.8%	(1.0%)	386%

Our effective income tax rate was 76.5% and 384.8% for the three and nine months ended December 31, 2022, respectively, and 12.0% and (1.0%) for the three and nine months ended December 31, 2021, respectively. The effective tax rate for the nine months ended December 31, 2022 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The effective tax rate for the nine months ended December 31, 2022 was higher than the same period in fiscal year 2022 primarily due to the share-based compensation and the effect of income in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income (Loss)

Net income (loss) varies with changes in revenues, gross profit, and operating expenses (and included $21,573 and $9,859 of non-cash amortization of intangible assets acquired in business combinations and stock-based compensation expense, respectively, for the nine months ended December 31, 2022).

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

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $72,568 and $76,263 as of December 31, 2022 and March 31, 2022, respectively. As of December 31, 2022, and March 31, 2022, we had $26,101 and $49,346, respectively, of cash and cash equivalents. We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

As of December 31, 2022, $172,500 in aggregate principal Notes was outstanding and $19,000 was outstanding under the Credit Facility.

In April 2022, we entered into an Open Market Sale AgreementSM pursuant to which we may issue and sell, from time to time, shares of our common stock with an aggregate value of up to $150,000.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during each of the quarters ended June 30, 2022, September 30, 2022, and December 31, 2022, as well as each quarter of fiscal year 2022.

In January 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2023, to shareholders of record at the close of business on February 28, 2023.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash provided by operating activities	$15,464	$29,921
Net cash (used in) investing activities	(8,468)	(304,443)
Net cash (used in) provided by financing activities	(28,936)	62,623

Cash flows from operating activities for the nine months ended December 31, 2022 provided $15,464. Net income and non-cash adjustments totaled $34,588 for the nine months ended December 31, 2022 compared to $32,838 for the nine months ended December 31, 2021. Adjustments to working capital accounts used $16,207 more cash in the nine months ended December 31, 2022 as compared to the nine months ended December 31, 2021, primarily due to lower collections on trade receivables and higher spend on inventory as we built supplies to mitigate supply chain risk. Cash used in investing activities was lower for the nine months ended December 31, 2022 compared to the nine months ended December 31, 2021, due to the Agena acquisition during fiscal year 2022, partially offset by the Belyntic acquisition in fiscal year 2023. Cash used by financing activities primarily resulted from $30,000 repaid on our Credit Facility during the nine months ended December 31, 2022.

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

On a consolidated basis, as of December 31, 2022, we had contractual obligations for open purchase orders of approximately $19,441 for routine purchases of supplies and inventory, which are payable in less than one year. Open purchase orders have decreased, in part, due to our previously taken steps to mitigate risks in supply by increasing our stock of certain critical raw materials.

As part of the Belyntic acquisition, we have agreed to pay $1,500 to the sellers if contractually specified patents related to the  technology purchased are issued. We believe that it is probable that the patents will be issued and we will pay the sellers in full within the next 36 months. The liability is recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2022, in the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Acquired Intangible Assets

During the three months ended December 31, 2022, in response to the loss of a significant customer, we used Level 3 inputs to test the recoverability of the Clinical Genomics division’s intangible asset group and evaluate the division’s goodwill response to the loss of a significant customer. After considering all information available to us as of the date of testing, we concluded that no impairment is indicated.

Fair values assigned to intangible assets acquired in the Belyntic acquisition were measured using Level 3 inputs.

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

Our Credit Facility bears interest at either a base rate or a SOFR rate, plus an applicable spread. Based on the balance currently outstanding against our line of credit, if interest rates increased by 75 basis points, we would incur approximately $143 of additional interest expense per year.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

The Agena Acquisition was completed on October 20, 2021, and the financial results of Agena are included in our Condensed Consolidated Financial Statements as of March 31, 2022 and for the period then ended, and as of December 31, 2022 and for the nine months then ended. During the time since acquisition, we have assessed the control environment of Agena and made certain changes to Agena's internal controls over financial reporting, including design changes that were required as we brought Agena onto our enterprise resource planning tool. We now consider Agena to be included in the scope of our assessment of internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the nine months ended December 31, 2022, there were no material changes from the risk factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2022	-	-	-	162,486
November 2022	(1,757)	188.96	-	162,486
December 2022	-	-	-	162,486
Total	(1,757)	188.84	-	162,486

(1)

Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)	On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares; however, no shares have been purchased under the plan in the last three fiscal years. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Articles of Incorporation and Amendments to Articles of Incorporation (incorporated by reference from exhibit 3.1 to Mesa Laboratories, Inc.’s report on Form 10-Q filed on July 31, 2018 (Commission File Number: 000-11740)).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2019 (Commission File Number: 000-11740)).
10.1+	Amendment No. 1 to Credit Agreement dated as of December 22, 2022 among the Company, the lenders party thereto, and JPMorgan Chase Bank, NA., as administrative agent.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 6, 2023	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 6, 2023	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer