Form 10-Q
period 2023-06-30
MESA LABORATORIES INC /CO/
filed 2023-08-03
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,384,291 shares of the Issuer’s common stock, no par value, outstanding as of July 27, 2023.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$32,376	$32,910
Accounts receivable, less allowance for doubtful accounts of $964 and $849, respectively	35,595	42,551
Inventories	35,559	34,642
Prepaid expenses and other	11,278	8,872
Total current assets	114,808	118,975
Property, plant and equipment, net of accumulated depreciation of $20,478 and $19,768 respectively	27,953	28,149
Deferred tax asset	1,077	1,076
Other assets	9,623	10,373
Customer relationships, net	142,515	152,189
Intellectual property, net	45,287	46,400
Other intangibles, net	17,592	18,226
Goodwill	283,756	286,444
Total assets	$642,611	$661,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,588	$6,134
Accrued payroll and benefits	7,269	9,433
Unearned revenues	15,372	15,694
Other accrued expenses	10,897	12,098
Total current liabilities	39,126	43,359
Deferred tax liability	33,507	34,028
Other long-term liabilities	6,757	7,693
Credit Facility	5,000	13,000
Convertible senior notes, net of discounts and debt issuance costs	170,502	170,272
Total liabilities	254,892	268,352
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,384,280 and 5,369,466 shares, respectively	334,384	332,076
Retained earnings	72,791	74,199
Accumulated other comprehensive (loss)	(19,456)	(12,795)
Total stockholders’ equity	387,719	393,480
Total liabilities and stockholders’ equity	$642,611	$661,832

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2023	2022

Revenues	$50,645	$50,453
Cost of revenues	19,462	19,112
Gross profit	31,183	31,341
Operating expenses:
Selling	8,976	10,023
General and administrative	18,060	20,212
Research and development	4,811	5,700
Total operating expenses	31,847	35,935
Operating (loss)	(664)	(4,594)
Nonoperating expense:
Interest expense and amortization of debt discount	1,048	1,014
Other (income), net	(775)	(196)
Total nonoperating expense, net	273	818
(Loss) before income taxes	(937)	(5,412)
Income tax (benefit)	(388)	(3,974)
Net (loss)	$(549)	$(1,438)

Net (loss) per share:
Basic	$(0.10)	$(0.27)
Diluted	$(0.10)	$(0.27)

Weighted-average common shares outstanding:
Basic	5,372	5,273
Diluted	5,372	5,273

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss)

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2023	2022

Net (loss)	$(549)	$(1,438)
Other comprehensive (loss):
Foreign currency translation adjustments	(6,661)	(15,957)
Comprehensive (loss)	$(7,210)	$(17,395)

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Exercise of stock options and vesting of restricted stock units	20,074	52	-	-	52
Tax withholding on vesting of restricted stock units	(5,260)	(712)	-	-	(712)
Dividends paid, $0.16 per share	-	-	(859)	-	(859)
Stock-based compensation expense	-	2,968	-	-	2,968
Foreign currency translation	-	-	-	(6,661)	(6,661)
Net (loss)	-	-	(549)	-	(549)
June 30, 2023	5,384,280	$334,384	$72,791	$(19,456)	$387,719

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2022	5,265,627	$313,460	$76,675	$3,666	$393,801
Exercise of stock options and vesting of restricted stock units	31,690	1,438	-	-	1,438
Tax withholding on vesting of restricted stock units	(9)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(843)	-	(843)
Stock-based compensation expense	-	3,432	-	-	3,432
Foreign currency translation	-	-	-	(15,957)	(15,957)
Net (loss)	-	-	(1,438)	-	(1,438)
June 30, 2022	5,297,308	$318,328	$74,394	$(12,291)	$380,431

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(549)	$(1,438)
Adjustments to reconcile net income to net cash provided by operating (used in) activities:
Depreciation and amortization	8,134	8,134
Stock-based compensation expense	2,968	3,432
Non-cash interest and debt amortization	230	225
Other	283	(2,671)
Cash provided by (used in) changes in operating assets and liabilities:
Accounts receivable, net	6,456	(1,484)
Inventories	(1,244)	(2,732)
Prepaid expenses and other assets	(2,448)	(2,180)
Accounts payable	(539)	(205)
Accrued liabilities and taxes payable	(3,217)	(5,328)
Unearned revenues	(135)	1,436
Net cash provided by (used in) operating activities	9,939	(2,811)
Cash flows from investing activities:
Purchases of property, plant and equipment	(270)	(225)
Net cash (used in) investing activities	(270)	(225)
Cash flows from financing activities:
Payments of debt	(8,000)	(2,000)
Dividends	(859)	(843)
Proceeds from the exercise of stock options	52	1,438
Payment of tax withholding obligation on vesting of restricted stock	(712)	(2)
Net cash (used in) financing activities	(9,519)	(1,407)
Effect of exchange rate changes on cash and cash equivalents	(684)	(1,156)
Net (decrease) in cash and cash equivalents	(534)	(5,599)
Cash and cash equivalents at beginning of period	32,910	49,346
Cash and cash equivalents at end of period	$32,376	$43,747

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

(dollar and share amounts in thousands, unless otherwise specified)

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

In this quarterly report on Form 10-Q, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries, is collectively referred to as “we,” “us,” “our,” the “Company,” or “Mesa.”

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

As of June 30, 2023, we managed our operations in four reportable segments, or divisions:

●	Sterilization and Disinfection Control - manufactures and sells biological, cleaning, and chemical indicators used to assess the effectiveness of sterilization and disinfection processes in the pharmaceutical, medical device, hospital, and dental industries. The division also provides testing and laboratory services, mainly to the dental industry.
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

●

Calibration Solutions - develops, manufactures and sells quality control products using principles of advanced metrology to measure or calibrate critical chemical or physical parameters in various dialysis, process monitoring, instrument monitoring, environmental monitoring, gas flow, environmental air quality, and torque applications, primarily in medical device manufacturing, pharmaceutical manufacturing, laboratory, and hospital environments.

Unallocated corporate expenses are reported within Corporate and Other.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for the fair statement of our financial position and results of operations. The results of operations for the interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. We made no material changes to the application of our significant accounting policies that were disclosed in our Form 10-K. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended  March 31, 2023.

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “quarter” refer to our fiscal year or fiscal quarters, respectively.

Prior Period Reclassifications

Certain prior year amounts presented have been reclassified to conform with current presentation. The reclassifications have not resulted in any changes to consolidated or segment amounts reported in the Consolidated Financial Statements for any periods presented in this Form 10-Q.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressure, the overall effects of the current high inflation environment on customers' purchasing patterns, high interest rates, the conflict in Ukraine, and other factors. It is not possible to accurately predict the future impact of such events and circumstances. Actual results could differ from our estimates.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Note 2. Significant Transactions

Belyntic GmbH

On November 17, 2022, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“the Belyntic acquisition”) for $6,450, of which $4,950 was paid on the date of acquisition. The remaining $1,500 will be paid upon the approval of pending patent applications. The business complements our existing peptide synthesis business, part of the Biopharmaceutical Development segment, by adding a new consumables line. The new PurePep® EasyClean products are a green chemistry solution to purify peptides.

During fiscal year 2023, we prepared a preliminary analysis of the valuation of net assets acquired in the Belyntic acquisition. During the three months ended June 30, 2023, based on detailed financial analysis of the financial model, we recorded measurement period adjustments to reclassify amounts from intangible assets into goodwill. Our preliminary purchase price allocation is subject to further revision as more detailed analyses are completed.

Note 3. Revenue

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

We also offer maintenance, calibration, and testing service contracts. Under our service contracts we perform labor and replace parts on an as-needed basis over a contractually specified period of time or perform specific, discrete services.

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

The following tables present disaggregated revenues for the three months ended June 30, 2023 and 2022, respectively:

	Three Months Ended June 30, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$13,707	$8,769	$4,486	$509	$27,471
Hardware and Software	81	3,427	2,691	7,078	13,277
Services	2,139	1,173	2,712	3,873	9,897
Total Revenues	$15,927	$13,369	$9,889	$11,460	$50,645

	Three Months Ended June 30, 2022
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$12,228	$11,531	$3,664	$854	$28,277
Hardware and Software	306	1,491	4,824	5,693	12,314
Services	2,240	1,483	2,479	3,660	9,862
Total Revenues	$14,774	$14,505	$10,967	$10,207	$50,453

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended June 30,
	2023	2022
United States	$26,537	$29,122
China	6,113	3,697
Other	17,995	17,634
Total revenues	$50,645	$50,453

Other than China, no foreign country exceeds 10% of total revenues.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in unearned revenues or customer deposits, called contract liabilities. Short-term contract liabilities are included within unearned revenues in the accompanying Condensed Consolidated Balance Sheets, and long-term contract liabilities are included within other long-term liabilities in the accompanying Condensed Consolidated Balance Sheets.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2023	$16,098
Prior year liabilities recognized in revenues during the three months ended June 30, 2023	(3,535)
Contract liabilities added during the three months ended June 30, 2023, net of revenues recognized	3,143
Contract liabilities balance as of June 30, 2023	$15,706

Contract liabilities primarily relate to service contracts with original expected service durations of 12 months or less and will be recognized to revenue over time as our performance obligations are satisfied.

Note 4. Fair Value Measurements

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable, and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate fair value; they are classified within Level 1 of the fair value hierarchy.

Historically, the financial instruments that subject us to the highest concentration of credit risk are cash and cash equivalents and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. One distributor accounted for approximately 13% of total trade receivables as of June 30, 2023, compared to 18% as of our fiscal year ended March 31, 2023. The distributor's outstanding balance was current as of June 30, 2023, and the substantial majority has since been collected.

We reserve an allowance for potential write-offs of accounts receivable using historical collection experience and current and expected future economic and market conditions. To manage credit risk, we consider the creditworthiness of new and existing customers, and we regularly review outstanding balances and payment histories. We  may require pre-payments from customers under certain circumstances and  may limit future purchases until payments are made on past due amounts.

We have outstanding $172,500 aggregate principal of 1.375% convertible senior notes due  August 15, 2025 (the "Notes"). We estimate the fair value of the Notes based on the last actively traded price or observable market input preceding the end of the reporting period, and the fair value is approximately correlated to our stock price. The estimated fair value and carrying value of the Notes was as follows:

	June 30, 2023		March 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$170,502	$154,495	$170,272	$161,072

Amounts recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include the initial recognition and disclosure of most assets and liabilities purchased in a business acquisition and any related measurement period adjustments. Additionally, assets such as property and equipment, operating lease assets, goodwill, and other intangible assets are adjusted to fair value if determined to be impaired. We recorded no impairments during the three months ended June 30, 2023 or 2022. Fair values of such assets and liabilities require measurement using Level 3 inputs. There were no transfers between the levels of the fair value hierarchy during the three months ended June 30, 2023 or 2022, respectively.

We are obligated to pay contingent consideration of $1,500 cash related to the Belyntic acquisition upon approval of pending patent applications. The fair value of the contingent consideration was $1,137 as of June 30, 2023 and is recorded in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheets. We estimated the fair value of the contingent consideration at inception using a probability-weighted outcome analysis based on our expectations of patent approval, leveraging our historical experience and expert input, and we adjust the contingent consideration to estimated fair value at each reporting period through earnings.

Note 5. Supplemental Balance Sheets Information

Inventories consisted of the following:

	June 30, 2023	March 31, 2023
Raw materials	$20,062	$20,064
Work in process	949	617
Finished goods	14,548	13,961
Total inventories	$35,559	$34,642

Prepaid expenses and other current assets consisted of the following:

	June 30, 2023	March 31, 2023
Prepaid expenses	$3,614	$2,498
Deposits	1,387	1,376
Prepaid income taxes	2,135	953
Other current assets	4,142	4,045
Total prepaid expenses and other	$11,278	$8,872

Accrued payroll and benefits consisted of the following:

	June 30, 2023	March 31, 2023
Bonus payable	$1,857	$4,461
Wages and paid-time-off payable	2,958	2,329
Payroll related taxes	2,172	1,982
Other benefits payable	282	661
Total accrued payroll and benefits	$7,269	$9,433

Accrued other expenses consisted of the following:

	June 30, 2023	March 31, 2023
Accrued business taxes	$5,658	$5,941
Current operating lease liabilities	2,806	2,868
Income taxes payable	50	992
Other	2,383	2,297
Total other accrued expenses	$10,897	$12,098

Note 6. Goodwill and Intangible Assets, Net

Intangible assets, the significant majority of which are finite-lived, consisted of the following:

	June 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$232,431	$(89,916)	$142,515	$238,247	$(86,058)	$152,189
Intellectual property	66,629	(21,342)	45,287	65,950	(19,550)	46,400
Other intangibles	24,486	(6,894)	17,592	24,793	(6,567)	18,226
Total	$323,546	$(118,152)	$205,394	$328,990	$(112,175)	$216,815

Amortization expense for finite-lived intangible assets acquired in a business combination was as follows:

	Three Months Ended June 30,
	2023	2022
Amortization in cost of revenues	$1,728	$1,708
Amortization in general and administrative	5,492	5,612
Total	$7,220	$7,320

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2024	$ 21,017
2025	26,612
2026	25,847
2027	25,346
2028	24,890

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2023	$29,559	$135,811	$83,857	$37,217	286,444
Effect of foreign currency translation	(12)	(138)	(3,376)	(3)	(3,529)
Measurement period adjustment - Belyntic Acquisition	-	-	841	-	841
June 30, 2023	$29,547	$135,673	$81,322	$37,214	$283,756

Goodwill in the Biopharmaceutical Development division related to the Belyntic acquisition and is tax deductible.

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

As of June 30, 2023, we had $5,000 outstanding under the Credit Facility. We paid an additional $3,500 on the outstanding Credit Facility balance in July 2023.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate, plus an applicable spread. The interest rate on borrowings under our line of credit as of June 30, 2023 was 7.0%. We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio.

The financial covenants in the Credit Facility include a maximum leverage ratio of 5.0 to 1.0 for the period ended June 30, 2023, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  June 30, 2023, we were in compliance with all covenants.

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

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The circumstances necessary for voluntary conversion were not met during the three months ended June 30, 2023. As of June 30, 2023, the Notes are classified as a long-term liability on our Condensed Consolidated Balance Sheets. The if-converted value of the Notes did not exceed the principal balance as of  June 30, 2023.

The net carrying amount of the Notes was as follows:

	June 30, 2023	March 31, 2023
Principal outstanding	$172,500	$172,500
Unamortized debt issuance costs	(1,998)	(2,228)
Net carrying value	$170,502	$170,272

We recognized interest expense on the Notes as follows:

	Three Months Ended June 30
	2023	2022
Coupon interest expense at 1.375%	$593	$593
Amortization of debt discounts and issuance costs	230	225
Total interest and amortization of debt issuance costs	$823	$818

The effective interest rate on the notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the three months ended June 30, 2023, we issued stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 330 shares of common stock to eligible participants.

Expense recognized related to stock-based compensation is as follows:

	Three Months Ended June 30,
	2023	2022
Stock-based compensation expense	$2,968	$3,432
Amount of income tax (benefit) recognized in earnings	(872)	(1,992)
Stock-based compensation expense, net of tax	$2,096	$1,440

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the three months ended June 30, 2023:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	163	$200.62	3.3	$1,643
Awards granted	53	131.67
Awards forfeited or expired	(2)	182.34
Awards exercised	-	-
Outstanding as of June 30, 2023	214	$183.64	3.8	$119

The stock options granted during the three months ended June 30, 2023 vest in equal installments on the first, second, and third anniversary of the grant date.

The following is a summary of RSU award activity for the three months ended June 30, 2023:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2023(1)	57	$209.27	44	$286.02
Awards granted(1)	28	130.19	32	132.29
Awards forfeited	(1)	193.30	-	-
Awards distributed	(20)	210.83	-	-
Outstanding as of June 30, 2023(1)	64	$174.58	76	$223.07

(1)	Balances for PSUs are reflected at target.

The outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. All of the RSUs granted during the three months ended June 30, 2023 vest in equal installments on the first, second, and third anniversary of the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

Mesa grants PSUs to certain key employees. The number of shares earned is determined at the end of each performance period based on Mesa's achievement of certain pre-defined targets defined in the related award agreement. PSUs vest upon completion of the service period described in the award agreement. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the performance targets on a straight-line basis over the service period.

During the three months ended June 30, 2023, the Compensation Committee of the Board of Directors created a plan to award 32 PSUs at target (the "FY24 PSUs") with a grant date fair value of $132.29 that are subject to service, performance, and market conditions to eligible employees. The service period is from April 1, 2023 through June 21, 2026. The company performance conditions will be measured for the period from April 1, 2023 through  March 31, 2024. The quantity of shares that will be earned based upon company performance will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest for performance. In addition, the number of PSUs earned based on company performance will be adjusted up or down by a maximum of 20% pursuant to a market-based measure of performance comparing Mesa’s share price to a peer group over the period from April 1, 2023 until March 31, 2026.

Note 9. Net (Loss) Per Share

Basic net (loss) per share is computed by dividing net (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) per share (“diluted EPS”) is computed similarly to basic (loss) per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and both time and performance based RSUs (collectively “stock awards”), as well as common shares underlying the Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance conditions that have not yet been achieved or are antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would then have an antidilutive effect.

The impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for the three months ended June 30, 2023.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) per share:

	Three Months Ended June 30,
	2023	2022
Net (loss) available for shareholders	$(549)	$(1,438)
Weighted average outstanding shares of common stock	5,372	5,273
Dilutive effect of stock options	-	-
Dilutive effect of RSUs	-	-
Fully diluted shares	5,372	5,273

Basic (loss) per share	$(0.10)	$(0.27)
Diluted (loss) per share	$(0.10)	$(0.27)

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2023	2022
Assumed conversion of the Notes	608	608
Stock awards that were anti-dilutive	227	315
Stock awards subject to performance and market conditions	40	45
Total stock awards excluded from diluted EPS	875	968

Note 10. Income Taxes

For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income. Each quarter, our estimate of the annual effective tax rate is updated, and if the estimated effective tax rate changes, a cumulative adjustment is made. Additionally, the tax effects of significant unusual or infrequently occurring items are recognized as discrete items in the interim period in which the events occur. There is a potential for volatility in the effective tax rate due to several factors, including changes in the mix of the pre-tax income and the jurisdictions to which they relate, changes in tax laws and foreign tax holidays, settlement with taxing authorities, and foreign currency fluctuations.

Our effective income tax rate was 41.4% for the three months ended June 30, 2023 and 73.4% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The change in our effective tax rate for the three months ended June 30, 2023 is primarily due to lower windfall benefits on stock option exercises and the effect of income in foreign jurisdictions.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of June 30, 2023, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

As part of the Belyntic acquisition, we have agreed to pay $1,500 to the sellers if contractually specified patents are issued. We believe it is probable the patents will be issued and we will pay the sellers in full within the next 36 months.

Note 12. Segment Information

The following tables set forth our segment information:

	Three Months Ended June 30,
	2023	2022
Revenues:
Sterilization and Disinfection Control	$15,927	$14,774
Clinical Genomics	13,369	14,505
Biopharmaceutical Development	9,889	10,967
Calibration Solutions	11,460	10,207
Total revenues (a)	$50,645	$50,453

Gross profit:
Sterilization and Disinfection Control	$11,591	$10,768
Clinical Genomics	6,728	7,849
Biopharmaceutical Development	6,433	7,077
Calibration Solutions	6,431	5,664
Reportable segment gross profit	31,183	31,358
Corporate and Other (b)	-	(17)
Gross profit	$31,183	$31,341
Reconciling Items:
Operating expenses	31,847	35,935
Operating (loss)	(664)	(4,594)
Nonoperating expense, net	273	818
(Loss) before income taxes	$(937)	$(5,412)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	June 30,	March 31,
	2023	2023
Sterilization and Disinfection Control	$3,758	$3,492
Clinical Genomics	13,744	13,985
Biopharmaceutical Development	8,889	8,384
Calibration Solutions	9,168	8,781
Total inventories	$35,559	$34,642

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; product research and development; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; supply chain challenges; cost pressures and the overall effects of the current high inflation environment on customers’ purchasing patterns; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions, including rising interest rates and potential recessionary conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

As of June 30, 2023, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

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

Organic Revenues Growth

Organic revenues growth is driven by the expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually with price increases effective January 1.

Inorganic Growth - Acquisitions

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

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team approach. It is our exceptionally talented workforce that works together and uses our lean-based tool set to find ways to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

We are a global company, with multinational operations. During the three months ended June 30, 2023, approximately 48% of our revenues were derived from revenues earned outside of the United States. Since Mesa serves a number of industries across a variety of global markets, we may be affected by world-wide, regional, or industry-specific economic or political factors. However, our diversity in industry, geography, and product and service offerings may limit the impact of changes in specific industry trends or local economic changes in our consolidated operating results. We actively monitor trends affecting industries we operate in, including monitoring key competitors and customers, as well as staying abreast of changes to local economies and how they may affect our divisions.

Several challenging macroeconomic factors persisted during the first quarter of fiscal 2024, including high interest rates, high inflation rates, and softening demand for discretionary capital asset purchases across the life sciences tools market. On the other hand, supply chain disruptions, labor shortages and resulting manufacturing difficulties that impacted business operations in fiscal year 2023 largely abated during the three months ended June 30, 2023. Following the loss of Sema4, a significant customer in our Clinical Genomics division, in the third quarter of fiscal year 2023, we took strategic steps to contain costs and preserve our operating model. Gross profit as a percentage of revenues in the Clinical Genomics division for the three months ended June 30, 2023 was modestly lower than the prior year period; however, our operating expenses decreased, demonstrating that adjustments to the operating model allowed us to largely preserve our financial model despite the customer loss. Our cost containment actions and the resulting significant reductions in our operating expenses during the three months ended June 30, 2023 ultimately allowed us to produce higher earnings before taxes for the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

A weakening or strengthening of foreign currencies against the United States dollar ("USD") increases or decreases our reported revenues, gross profit margins, and operating expenses, and impacts the comparability of our results between periods. Generally, the USD strengthening against major currencies adversely impacts our reported revenues, but to a lesser extent, positively impacts our reported expenses; conversely, the weakening of the U.S. dollar against major currencies positively impacts our reported revenues but negatively impacts our reported expenses. The ultimate impact to gross profit as a percentage of revenue depends on the magnitude of changes in foreign currencies. Overall, the strengthening of the U.S. dollar against the euro during the three months ended June 30, 2023 had less of an impact on our reported revenues than the weakening of the U.S. dollar against the euro during the three months ended June 30, 2022.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Revenues from our reportable segments and gross profit as a percentage of revenues remained largely consistent for the three months ended June 30, 2023, compared to the same period in the prior year.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Sterilization and Disinfection Control	$15,927	$14,774	7.8%	(2.5%)	73%	73%
Clinical Genomics	13,369	14,505	(7.8%)	N/A	50%	54%
Biopharmaceutical Development	9,889	10,967	(10.3%)	23.5%	65%	65%
Calibration Solutions	11,460	10,207	12.3%	(6.3%)	56%	55%
Mesa's reportable segments	$50,645	$50,453	0.3%	2.9%	62%	62%

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Revenues	$50,645	$50,453	0%
Gross profit	31,183	31,341	(1%)
Operating expenses	31,847	35,935	(11%)
Operating (loss)	(664)	(4,594)	(86%)
Net (loss)	$(549)	$(1,438)	(62%)

Reportable Segments

Sterilization and Disinfection Control

The Sterilization and Disinfection Control Division manufactures and sells biological, cleaning, and chemical indicators used to assess the effectiveness of sterilization and disinfection processes in the pharmaceutical, medical device, hospital, and dental industries. The division also provides testing and laboratory services, mainly to the dental industry. Sterilization and disinfection control products are disposable and are used on a routine basis.

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Revenues	$15,927	$14,774	8%
Gross profit	11,591	10,768	8%
Gross profit as a % of revenues	73%	73%	-%

Sterilization and Disinfection Control revenues increased 8% for the three months ended June 30, 2023 compared to the prior year period, primarily due to unusually low revenues during the three months ended June 30, 2022 attributable to labor shortages that delayed production and order fulfillment, which abated in the second half of fiscal year 2023. The division also benefited from price increases during the three months ended June 30, 2023.

Sterilization and Disinfection Control's gross profit percentage was flat for the quarters ended June 30, 2023 and 2022.

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

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Revenues	$13,369	$14,505	(8%)
Gross profit	6,728	7,849	(14%)
Gross profit as a % of revenues	50%	54%	(4%)

Clinical Genomics revenues decreased 8% for the three months ended June 30, 2023 compared to the prior year period, primarily as a result of the loss of revenues from Sema4 and unfavorable changes to foreign currency exchange rates, partially offset by higher revenues in China, particularly hardware revenues.

Gross profit percentage for the Clinical Genomics division decreased four percentage points for the three months ended June 30, 2023 compared to the prior year period, primarily due to lower revenues on a partially fixed cost base and to a lesser extent, unfavorable product mix.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Revenues	$9,889	$10,967	(10%)
Gross profit	6,433	7,077	(9%)
Gross profit as a % of revenues	65%	65%	-%

Biopharmaceutical Development revenues decreased 10% for the three months ended June 30, 2023 compared to the prior year period, primarily due to softening demand for capital equipment and to a lesser extent, unfavorable changes in foreign currency, partially offset by an increase in revenues from consumables. Given the current economic landscape related to softening demand for capital equipment, revenues for this segment are unlikely to grow at historical levels in fiscal year 2024.

While Biopharmaceutical Development's revenues decreased 10% for the three months ended June 30, 2023 compared to the prior year period, gross profit percentage remained flat, primarily due to a significant increase in consumables revenues, which have a higher gross margin as a percentage of revenues, and to a lesser extent price increases.

Calibration Solutions

The Calibration Solutions division develops, manufactures and sells quality control products using principles of advanced metrology to measure or calibrate critical chemical or physical parameters in various dialysis, process monitoring, instrument monitoring, environmental monitoring, gas flow, environmental air quality, and torque applications, primarily in medical device manufacturing, pharmaceutical manufacturing, laboratory, and hospital environments.

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Revenues	$11,460	$10,207	12%
Gross profit	6,431	5,664	14%
Gross profit as a % of revenues	56%	55%	1%

Calibration Solutions revenues increased 12% for the three months ended June 30, 2023 compared to the prior year period, primarily due to the abatement of production difficulties and supply constraints that had limited our ability to manufacture ordered quantities of certain products during the three months ended June 30, 2022.

Calibration Solutions' gross profit percentage increased 1% for the three months ended June 30, 2023 compared to the prior year period, primarily due to increased revenues on a partially fixed cost base, partially offset by increased costs for third-party contractors.

Operating Expenses

Operating expenses decreased 11% for the three months ended June 30, 2023 compared to the prior year period, primarily as a result of lower personnel costs related to strategic cost containment activities undertaken following the loss of Sema4.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Selling expense	$8,976	$10,023	(10%)
As a percentage of revenues	18%	20%	(2%)

Selling expense for the three months ended June 30, 2023 decreased 10% compared to the prior year period, primarily as a result of lower personnel costs, in particular the realized benefits of the proactive cost savings efforts we initiated after the loss of Sema4.

General and Administrative

Labor costs, including non-cash stock-based compensation and amortization of intangible assets, drive the substantial majority of our general and administrative expense.

	Three Months Ended June 30,		Percentage
	2023	2022	Change
General and administrative expense	$18,060	$20,212	(11%)
As a percentage of revenues	36%	40%	(4%)

General and administrative expenses decreased 11% for the three months ended June 30, 2023 compared to the prior year period, primarily as a result of reduced personnel costs largely attributable to strategic cost savings activities following the loss of Sema4 and lower stock-based compensation expense as the performance-based restricted stock units associated with the fiscal 2022 acquisition of Agena Bioscience, Inc. were no longer amortizing during the first quarter of fiscal year 2024. Additionally, we incurred lower professional services costs during the three months ended June 30, 2023 compared to the prior year period.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Research and development expense	$4,811	$5,700	(16%)
As a percentage of revenues	9%	11%	(2%)

Research and development expenses decreased 16% for the three months ended June 30, 2023 compared to the prior year period, primarily due the prior period purchase of in-process research and development technology used to enhance an existing Sterilization and Disinfection Control division product offering and cost containment actions.

Nonoperating Expense, Net

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Nonoperating expense, net	$273	$818	(67%	)

Nonoperating expense, net for the three months ended June 30, 2023 is composed primarily of interest expense and amortization of the debt discount associated with the Notes and the Credit Facility as well as gains and losses on foreign currency transactions. During the three months ended June 30, 2023, these expenses were partially offset by a payment received from a former customer outside the normal course of business reimbursing us for costs incurred in previous periods. The reimbursement agreement was not included in the original sales contract with the customer.

Income Taxes

	Three Months Ended June 30,		Percentage
	2023	2022	Change
Income tax (benefit)	$(388)	$(3,974)	(90%)
Effective tax rate	41.4%	73.4%	(32%)

Our effective income tax rate was 41.4% for the three months ended June 30, 2023 and 73.4% for the three months ended June 30, 2022. The effective tax rate for the three months ended June 30, 2023 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The change in our effective tax rate for the three months ended June 30, 2023 is primarily due to lower windfall benefits on stock option exercises and the effect of income in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net (Loss)

Net (loss) varies with changes in revenues, gross profit, and operating expenses (and included $7,220 and $2,968 of non-cash amortization of intangible assets acquired in business combinations and stock-based compensation expense, respectively, for the three months ended June 30, 2023).

Market-Based Awards

The performance-based restricted stock awards granted during the three months ended June 30, 2023 included a market-based component.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, cash available from our Credit Facility and Open Market Sale AgreementSM, working capital, and potential additional equity and debt offerings. We believe that cash flows from operating activities and potential cash provided by borrowings from our Credit Facility or funds from our Open Market Sale AgreementSM, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled interest payments on debt, dividend payments, and anticipated capital expenditures. At our option, we may settle the Notes in shares of our common stock or in cash, or we may re-finance our debt, depending on conditions in the market and the share price of our common stock.

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $75,682 and $75,616 as of June 30, 2023 and March 31, 2023, respectively. As of June 30, 2023, and March 31, 2023, we had $32,376 and $32,910, respectively, of cash and cash equivalents.

As of June 30, 2023, $172,500 in aggregate principal Notes were outstanding and $5,000 was outstanding under the Credit Facility. In July 2023, we paid an additional $3,500 on our Credit Facility.

In April 2022, we entered into an Open Market Sale AgreementSM pursuant to which we may issue and sell, from time to time, shares of our common stock with an aggregate value of up to $150,000. We have not sold any shares under this agreement.

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

We may from time to time repurchase or take other steps to reduce our debt. These actions may include retirements or refinancing of outstanding debt, pursuing privately negotiated transactions, or otherwise. The amount of debt that may be retired, if any, could be material. Retirement would be decided at the sole discretion of our Board of Directors and would depend on market conditions, our cash position, and other considerations.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during the three months ended June 30, 2023, as well as each quarter of fiscal year 2023.

In July 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2023, to shareholders of record at the close of business on August 31, 2023.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash provided by (used in) operating activities	$9,939	$(2,811)
Net cash (used in) investing activities	(270)	(225)
Net cash (used in) financing activities	(9,519)	(1,407)

Cash flows from operating activities for the three months ended June 30, 2023 provided $9,939. Net loss and non-cash adjustments totaled $11,066 for the three months ended June 30, 2023 compared to $7,682 for the three months ended June 30, 2022. We generated $9,366 more cash from working capital in the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to higher collections on trade receivables and lower bonus payments to employees. Cash used in investing activities for the three months ended June 30, 2023 approximated cash used in investing activities during the three months ended June 30, 2022, as we purchased similar values of capital equipment in both periods. Cash used by financing activities primarily resulted from $8,000 repaid on our Credit Facility during the three months ended June 30, 2023 compared to $2,000 for the three months ended June 30, 2022.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2023, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission on May 30, 2023.

On a consolidated basis, as of June 30, 2023, we had contractual obligations for open purchase orders of approximately $17,347 for routine purchases of supplies and inventory, which are payable in less than one year.

As part of the Belyntic acquisition, we agreed to pay $1,500 to the sellers if contractually specified patents related to the technology purchased are issued. We believe it is probable that the patents will be issued and that we will pay the sellers in full within 36 months following the acquisition date.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstances. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2023, in the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We face exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the functional currency of the applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using average exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Our Biopharmaceutical Development division is particularly susceptible to currency exposures since it incurs a substantial portion of its expenses in Swedish Krona, while most of the division's revenue contracts are in U.S. dollars and euros. Therefore, when the Swedish Krona strengthens or weakens against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on our international subsidiaries' assets and liabilities is reflected in the accumulated other comprehensive income component of stockholders’ equity.

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate, plus an applicable spread. Based on our interest rate and the balance outstanding as of June 30, 2023, we estimate that if interest rates increased 1 percentage point, we would incur approximately $50 of additional interest expense per year.

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

Other

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to a material weakness identified in the fourth quarter of fiscal year 2023 that has not yet been remediated. The material weakness is described further below.

Nevertheless, based on the performance of additional procedures by management designed to ensure reliability of financial reporting, our management has concluded that, notwithstanding the material weaknesses described below, the consolidated financial statements, included in this Report on Form 10-Q, fairly present, in all material respects, our financial position, results of operations, and cash flows as of and for each of the periods presented, in conformity with U.S. GAAP.

Prior Year Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A. "Controls and Procedures" in our annual report on Form 10-K for the year ended March 31, 2023, during fiscal year 2023 we identified two material weaknesses in internal controls:

●

Fair Value Calculations - Management's review controls over fair value calculations including Management's preliminary valuation of the Belyntic Acquisition were insufficient. Specifically, Management failed to utilize resources with an appropriate level of knowledge and expertise in performing and reviewing the fair value calculations including the preliminary Belyntic valuation.

●	Goodwill Impairment Assessment - Management's review controls over the qualitative assessment of goodwill impairment were insufficient to identify potential impairment triggers.

Remediation Status for Material Weaknesses in Internal Control Over Financial Reporting

Beginning during the three months ended June 30, 2023 we implemented our previously-disclosed remediation plans:

●	Fair Value Calculations - We obtained the services of a knowledgeable third-party valuation specialist to perform the fair value calculations for the Belyntic acquisition.
●	Goodwill Impairment Assessment - Members of Management with requisite knowledge formally performed and reviewed a quarterly analysis over potential impairment triggers.

As a result of our control activities, we have concluded that the material weakness regarding fair value calculations has been remediated as of June 30, 2023. An insufficient number of quarters has elapsed to affirm remediation of the material weakness regarding goodwill impairment assessments; we will continue to perform formal quarterly impairment trigger analyses in future periods. We will likewise continue to utilize a valuation specialist with the requisite knowledge to perform valuations for all future acquisitions of businesses, as such acquisitions occur.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures discussed above, during the three months ended June 30, 2023 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the three months ended June 30, 2023, there were no material changes from the risk factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 2023	-	-	-	162,486
May 2023	10	188.84	-	162,486
June 2023	5,250	135.14	-	162,486
Total	5,260	135.25	-	162,486

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

Item 5. Other Information

On May 30, 2023, Chief Executive Officer Gary Owens entered into a written plan for the purchase or sale of securities of the registrant intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (“Rule 10b5-1 trading arrangement”). The trading plan is effective through April 26, 2024. The trading plan contemplates that Mr. Owens may sell up to 11,950 shares of Mesa Labs' common stock, subject to certain trading conditions.

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

MESA LABORATORIES, INC.

(Registrant)

DATED: August 3, 2023	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: August 3, 2023	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer