Form 10-Q
period 2023-09-30
MESA LABORATORIES INC /CO/
filed 2023-11-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,391,726 shares of the Issuer’s common stock, no par value, outstanding as of October 30, 2023.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$35,617	$32,910
Accounts receivable, less allowance for doubtful accounts of $979 and $849, respectively	36,340	42,551
Inventories	32,879	34,642
Prepaid expenses and other	12,826	8,872
Total current assets	117,662	118,975
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $21,324 and $19,768 respectively	28,574	28,149
Deferred tax asset	1,051	1,076
Other assets	8,953	10,373
Customer relationships, net	137,057	152,189
Intellectual property, net	43,416	46,400
Other intangibles, net	17,207	18,226
Goodwill	283,268	286,444
Total assets	$637,188	$661,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,810	$6,134
Accrued payroll and benefits	8,353	9,433
Unearned revenues	14,316	15,694
Other accrued expenses	12,337	12,098
Total current liabilities	39,816	43,359
Noncurrent liabilities:
Deferred tax liability	33,437	34,028
Other long-term liabilities	5,443	7,693
Credit Facility	-	13,000
Convertible senior notes, net of debt issuance costs	170,733	170,272
Total liabilities	249,429	268,352
Stockholders’ equity:
Common stock, no par value; 25,000,000 shares authorized; 5,391,726 and 5,369,466 shares issued and outstanding, respectively	337,869	332,076
Retained earnings	70,699	74,199
Accumulated other comprehensive (loss)	(20,809)	(12,795)
Total stockholders’ equity	387,759	393,480
Total liabilities and stockholders’ equity	$637,188	$661,832

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Revenues	$53,165	$58,749	$103,810	$109,202
Cost of revenues	21,056	22,363	40,518	41,475
Gross profit	32,109	36,386	63,292	67,727
Operating expense:
Selling	9,650	9,200	18,626	19,223
General and administrative	17,526	18,202	35,586	38,414
Research and development	4,993	4,989	9,804	10,689
Total operating expense	32,169	32,391	64,016	68,326
Operating (loss) income	(60)	3,995	(724)	(599)
Nonoperating expense:
Interest expense and amortization of debt issuance costs	905	1,214	1,953	2,228
Other expense (income), net	360	(603)	(415)	(799)
Total nonoperating expense, net	1,265	611	1,538	1,429
(Loss) earnings before income taxes	(1,325)	3,384	(2,262)	(2,028)
Income tax (benefit) expense	(95)	2,078	(483)	(1,896)
Net (loss) income	$(1,230)	$1,306	$(1,779)	$(132)

Net (loss) earnings per share:
Basic	$(0.23)	$0.25	$(0.33)	$(0.02)
Diluted	$(0.23)	$0.24	$(0.33)	$(0.02)

Weighted-average common shares outstanding:
Basic	5,387	5,323	5,379	5,298
Diluted	5,387	5,364	5,379	5,298

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022

Net (loss) income	$(1,230)	$1,306	$(1,779)	$(132)
Other comprehensive (loss):
Foreign currency translation adjustments	(1,353)	(13,226)	(8,014)	(29,183)
Comprehensive (loss)	$(2,583)	$(11,920)	$(9,793)	$(29,315)

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Exercise of stock options and vesting of restricted stock units	20,074	52	-	-	52
Tax withholding on vesting of restricted stock units	(5,260)	(712)	-	-	(712)
Dividends paid, $0.16 per share	-	-	(859)	-	(859)
Stock-based compensation expense	-	2,968	-	-	2,968
Foreign currency translation	-	-	-	(6,661)	(6,661)
Net (loss)	-	-	(549)	-	(549)
June 30, 2023	5,384,280	$334,384	$72,791	$(19,456)	$387,719
Exercise of stock options and vesting of restricted stock units	7,464	304	-	-	304
Tax withholding on vesting of restricted stock units	(18)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(862)	-	(862)
Stock-based compensation expense	-	3,183	-	-	3,183
Foreign currency translation	-	-	-	(1,353)	(1,353)
Net (loss)	-	-	(1,230)	-	(1,230)
September 30, 2023	5,391,726	$337,869	$70,699	$(20,809)	$387,759

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2022	5,265,627	$313,460	$76,675	$3,666	$393,801
Exercise of stock options and vesting of restricted stock units	31,690	1,438	-	-	1,438
Tax withholding on vesting of restricted stock units	(9)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(843)	-	(843)
Stock-based compensation expense	-	3,432	-	-	3,432
Foreign currency translation	-	-	-	(15,957)	(15,957)
Net (loss)	-	-	(1,438)	-	(1,438)
June 30, 2022	5,297,308	$318,328	$74,394	$(12,291)	$380,431
Exercise of stock options and vesting of restricted stock units	42,014	2,778	-	-	2,778
Tax withholding on vesting of restricted stock units	(3,051)	(572)	-	-	(572)
Dividends paid, $0.16 per share	-	-	(852)	-	(852)
Stock-based compensation expense	-	4,371	-	-	4,371
Foreign currency translation	-	-	-	(13,226)	(13,226)
Net income	-	-	1,306	-	1,306
September 30, 2022	5,336,271	$324,905	$74,848	$(25,517)	$374,236

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net (loss)	$(1,779)	$(132)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,230	16,189
Stock-based compensation expense	6,151	7,803
Non-cash interest and debt amortization	461	452
Other	1,137	(1,544)
Cash from changes in operating assets and liabilities:
Accounts receivable, net	5,448	(2,657)
Inventories	(184)	(4,065)
Prepaid expenses and other assets	(3,528)	(3,052)
Accounts payable	(1,307)	243
Accrued liabilities and taxes payable	(1,743)	(5,869)
Unearned revenues	(1,171)	378
Net cash provided by operating activities	19,715	7,746
Cash flows from investing activities:
Purchases of property, plant and equipment	(904)	(1,864)
Net cash (used in) investing activities	(904)	(1,864)
Cash flows from financing activities:
Payments of debt	(13,000)	(22,000)
Dividends	(1,721)	(1,695)
Proceeds from the exercise of stock options	356	4,216
Payment of tax withholding obligation on vesting of restricted stock	(714)	(574)
Net cash (used in) financing activities	(15,079)	(20,053)
Effect of exchange rate changes on cash and cash equivalents	(1,025)	(2,798)
Net increase (decrease) in cash and cash equivalents	2,707	(16,969)
Cash and cash equivalents at beginning of period	32,910	49,346
Cash and cash equivalents at end of period	$35,617	$32,377

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

As of September 30, 2023, we managed our operations in four reportable segments, or divisions:

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

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressure, the overall effects of economic uncertainty on customers' purchasing patterns, high interest rates, and other factors. It is not possible to accurately predict the future impact of such events and circumstances. Actual results could differ from our estimates.

Recently Issued Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Note 2. Significant Transactions

Acquisition of GKE

On October 14, 2023, we executed a purchase agreement to acquire 100% of the outstanding shares of GKE GmbH and SAL GmbH, and subject to applicable Chinese regulatory approvals, 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd. (together, "GKE" or the "GKE acquisition"). GKE develops, manufactures and sells a highly competitive portfolio of chemical sterilization indicators to protect patient safety across global healthcare markets. GKE’s strength in chemical indicators and our Sterilization and Disinfection Control division’s strength in biologic indictors are complementary, as chemical and biologic indicators are used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities and geographic coverage greatly expand our reach within the healthcare markets.

Total cash consideration for the GKE acquisition was €85,000, net of cash and debt and subject to customary purchase price adjustments. Of the total acquisition price, €8,500 will be held back for a period of 18 months from the acquisition closing date as security against potential indemnification losses. An additional €5,000 of the acquisition price, net of cash and debt and subject to customary adjustments, specifically related to the purchase of Beijing GKE Science & Technology Co. Ltd., will be paid to the sellers upon satisfaction of applicable Chinese regulatory approvals. We funded the acquisition through a combination of cash on-hand and $65,000 borrowed under our line of credit (See Note 7. "Indebtedness"). We began operating GKE GmbH and SAL GmbH on October 16, 2023, on which date they will also be included as wholly owned subsidiaries in our consolidated financial statements. Due to the recent nature of the acquisition, our initial purchase price accounting is incomplete.

Belyntic GmbH

On November 17, 2022, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“the Belyntic acquisition”) for $6,450, of which $4,950 was paid on the date of acquisition. The remaining $1,500 will be paid as patent applications are approved. The business complements our existing peptide synthesis business, part of the Biopharmaceutical Development segment, by adding a new consumables line. The new PurePep® EasyClean products are a green chemistry solution to purify peptides.

During fiscal year 2023, we prepared a preliminary analysis of the valuation of net assets acquired in the Belyntic acquisition. During the six months ended September 30, 2023, based on a detailed financial analysis of the financial model, we recorded measurement period adjustments to reclassify amounts from intangible assets into goodwill. Our preliminary purchase price allocation is subject to further revision as more detailed analyses are completed.

Note 3. Revenue

We develop, manufacture, market, sell and maintain life sciences tools and quality control instruments and related consumables, and services. We evaluate revenues internally primarily based on operating segment and the nature of goods and services provided.

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

We also offer maintenance, calibration, and testing service contracts. Under our service contracts we perform labor and replace parts on an as-needed basis over a contractually specified period of time, or perform specific, discrete services.

Typically, revenue is recognized upon shipment of a product, upon completion of a discrete service, or over a period of time reflective of the performance period in the applicable contract, depending on when our obligation to the customer is satisfied. The significant majority of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

The following tables present disaggregated revenues for the three and six months ended September 30, 2023 and September 30, 2022, respectively:

	Three Months Ended September 30, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$14,749	$9,963	$4,187	$786	$29,685
Hardware and Software	120	4,474	2,475	6,884	13,953
Services	2,211	1,112	2,545	3,659	9,527
Total Revenues	$17,080	$15,549	$9,207	$11,329	$53,165

	Three Months Ended September 30, 2022
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$14,704	$12,399	$4,000	$865	$31,968
Hardware and Software	218	4,394	5,988	5,980	16,580
Services	2,042	1,642	2,156	4,361	10,201
Total Revenues	$16,964	$18,435	$12,144	$11,206	$58,749

	Six Months Ended September 30, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$28,456	$18,732	$8,673	$1,295	$57,156
Hardware and Software	201	7,901	5,166	13,962	27,230
Services	4,350	2,285	5,257	7,532	19,424
Total Revenues	$33,007	$28,918	$19,096	$22,789	$103,810

	Six Months Ended September 30, 2022
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$26,932	$23,930	$7,664	$1,719	$60,245
Hardware and Software	524	5,885	10,812	11,673	28,894
Services	4,282	3,125	4,635	8,021	20,063
Total Revenues	$31,738	$32,940	$23,111	$21,413	$109,202

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
United States	$27,073	$30,989	$53,610	$60,111
China	7,529	7,480	13,642	11,177
Other	18,563	20,280	36,558	37,914
Total revenues	$53,165	$58,749	$103,810	$109,202

Other than China, no foreign country exceeded 10% of total revenues for the three and six months ended September 30, 2023 and 2022.

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2023	$16,098
Prior year contract liabilities recognized in revenues during the six months ended September 30, 2023	(6,399)
Contract liabilities added during the six months ended September 30, 2023, net of revenues recognized	4,934
Contract liabilities balance as of September 30, 2023	$14,633

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

Historically, the financial instruments that subject us to the highest concentration of credit risk are cash and cash equivalents and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of September 30, 2023.

We record an allowance for potential uncollectible amounts against our accounts receivable using historical collection experience and current and expected future economic and market conditions. To manage credit risk, we consider the creditworthiness of new and existing customers, and we regularly review outstanding balances and payment histories. We  may require pre-payments from customers under certain circumstances and  may limit future purchases until payments are made on past due amounts.

We have outstanding $172,500 aggregate principal amount of 1.375% convertible senior notes due  August 15, 2025 (the "Notes"). We estimate the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period, and the fair value is approximately correlated to our stock price.

The estimated fair value and carrying value of the Notes was as follows:

	September 30, 2023		March 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$170,733	$155,681	$170,272	$161,072

We are obligated to pay contingent consideration of $1,500 cash related to the Belyntic acquisition upon approval of pending patent applications. We estimate the fair value of the contingent consideration using a probability-weighted outcome analysis based on our expectations of patent approval, leveraging our historical experience and expert input, and we adjust the estimated fair value at each reporting period through earnings. The fair value of the contingent consideration was $1,180 as of September 30, 2023 and is recorded in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets. The first subset of patents was granted by the European Patent Office effective October 18, 2023, and we anticipate approval of the remaining pending patents within one year of September 30, 2023.

Amounts recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include the initial recognition and disclosure of most assets and liabilities purchased in business acquisitions and any related measurement period adjustments. Additionally, assets such as property and equipment, operating lease assets, goodwill, and other intangible assets are adjusted to fair value if determined to be impaired. We recorded no impairments during the three and six months ended September 30, 2023 or 2022. Fair values of such assets and liabilities require measurement using Level 3 inputs.

There were no transfers between the levels of the fair value hierarchy during the three and six months ended September 30, 2023 or 2022.

Note 5. Supplemental Balance Sheets Information

Inventories consisted of the following:

	September 30, 2023	March 31, 2023
Raw materials	$20,203	$20,064
Work in process	633	617
Finished goods	12,043	13,961
Total inventories	$32,879	$34,642

The decrease in inventories is primarily attributable to non-cash scrap expense and transfers of instruments to be used in our business from inventory to fixed assets, partially offset by inventory purchases to meet current production needs.

Prepaid expenses and other current assets consisted of the following:

	September 30, 2023	March 31, 2023
Prepaid expenses	$3,494	$2,498
Deposits	1,563	1,376
Prepaid income taxes	3,534	953
Other current assets	4,235	4,045
Total prepaid expenses and other	$12,826	$8,872

Accrued payroll and benefits consisted of the following:

	September 30, 2023	March 31, 2023
Bonus payable	$3,317	$4,461
Wages and paid-time-off payable	2,139	2,329
Payroll related taxes	1,854	1,982
Other benefits payable	1,043	661
Total accrued payroll and benefits	$8,353	$9,433

Other accrued expenses consisted of the following:

	September 30, 2023	March 31, 2023
Accrued business taxes	$6,079	$5,941
Current operating lease liabilities	2,784	2,868
Income taxes payable	343	992
Other	3,131	2,297
Total other accrued expenses	$12,337	$12,098

Note 6. Goodwill and Intangible Assets, Net

Intangible assets, the significant majority of which are finite-lived, consisted of the following:

	September 30, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$231,543	$(94,486)	$137,057	$238,247	$(86,058)	$152,189
Intellectual property	66,576	(23,160)	43,416	65,950	(19,550)	46,400
Other intangibles	24,437	(7,230)	17,207	24,793	(6,567)	18,226
Total	$322,556	$(124,876)	$197,680	$328,990	$(112,175)	$216,815

Amortization expense for finite-lived intangible assets acquired in a business combination was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Amortization in cost of revenues	$1,756	$1,691	$3,484	$3,399
Amortization in general and administrative	5,429	5,415	10,921	11,027
Total	$7,185	$7,106	$14,405	$14,426

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2024	$13,803
2025	26,523
2026	25,765
2027	25,270
2028	24,825

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2023	$29,559	$135,811	$83,857	$37,217	286,444
Effect of foreign currency translation	(201)	(180)	(3,612)	(24)	(4,017)
Measurement period adjustment - Belyntic Acquisition	-	-	841	-	841
September 30, 2023	$29,358	$135,631	$81,086	$37,193	$283,268

Goodwill in the Biopharmaceutical Development division related to the Belyntic acquisition is tax deductible.

Note 7. Indebtedness

Credit Facility

As of  September 30, 2023, we maintained a four-year senior credit facility (the “Credit Facility”) that included 1) a revolving credit facility in an aggregate principal amount of up to $75,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500. The Credit Facility matures in March 2025. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. As of September 30, 2023, we had no outstanding balances under the Credit Facility.

The financial covenants in the Credit Facility include a maximum leverage ratio of 4.5 to 1.0 for the period ended September 30, 2023, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  September 30, 2023, we were in compliance with all covenants.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread. We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio.

On October 5, 2023, we amended the terms of the Credit Facility to increase the maximum principal amount available to us from $75,000 to $125,000. On October 11, 2023, we borrowed $65,000 under the facility at a current interest rate of 6.9% to partially fund the acquisition of GKE. See Note 2. "Significant Transactions" for further information.

Convertible Notes

On August 12, 2019, we issued an aggregate principal amount of $172,500 of Notes. The net proceeds from the Notes, after deducting underwriting discounts and commissions and other related offering expenses payable by us, were approximately $167,056. The Notes mature on August 15, 2025, unless earlier repurchased or converted, and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year. The Notes are initially convertible, subject to certain conditions, at a conversion rate of 3.5273 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. The circumstances necessary for conversion were not met during the three and six months ended September 30, 2023. As of September 30, 2023, the Notes were classified as a long-term liability on our Condensed Consolidated Balance Sheets. The if-converted value of the Notes did not exceed the principal balance as of  September 30, 2023.

The net carrying amount of the Notes was as follows:

	September 30, 2023	March 31, 2023
Principal outstanding	$172,500	$172,500
Unamortized debt issuance costs	(1,767)	(2,228)
Net carrying value	$170,733	$170,272

We recognized interest expense on the Notes as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Coupon interest expense at 1.375%	$593	$593	$1,186	$1,186
Amortization of debt issuance costs	231	227	461	452
Total interest and amortization of debt issuance costs	$824	$820	$1,647	$1,638

The effective interest rate on the notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the six months ended September 30, 2023, we issued stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. Amended and Restated 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 660 shares of common stock to eligible participants.

Expense recognized related to stock-based compensation is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Stock-based compensation expense	$3,183	$4,371	$6,151	$7,803
Amount of income tax expense (benefit) recognized in earnings	1,389	(89)	517	(2,081)
Stock-based compensation expense, net of tax	$4,572	$4,282	$6,668	$5,722

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the six months ended September 30, 2023:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	163	$200.62	3.3	$1,643
Awards granted	53	131.67
Awards forfeited or expired	(15)	213.22
Awards exercised	(2)	132.40
Outstanding as of September 30, 2023	199	$181.90	3.7	$-

The stock options granted during the six months ended September 30, 2023 vest in equal installments on the first, second, and third anniversary of the grant date.

The following is a summary of RSU and PSU award activity for the six months ended September 30, 2023:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2023(1)	57	$209.27	44	$286.02
Awards granted(1)	53	134.35	32	132.29
Awards forfeited	(3)	179.82	-	-
Awards distributed	(25)	208.33	-	-
Outstanding as of September 30, 2023(1)	82	$162.48	76	$223.07

(1)	Balances for PSUs are reflected at target.

Outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The majority of the RSUs granted to employees during the six months ended September 30, 2023 vest in equal installments on the first, second, and third anniversary of the grant date. RSUs granted to certain executives during the six months ended  September 30, 2023 vest in equal installments on September 1, 2024, June 21, 2025 and June 21, 2026. RSUs granted to non-employee directors during the six months ended September 30, 2023 vest one year from the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

We grant PSUs to certain key employees. The number of shares earned is determined at the end of each performance period based on Mesa's achievement of certain pre-defined targets defined in the related award agreement. PSUs vest upon completion of the service period described in the award agreement. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the performance targets on a straight-line basis over the service period.

During the six months ended September 30, 2023, the Compensation Committee of the Board of Directors created a plan to award 32 PSUs at target (the "FY24 PSUs") with a grant date fair value of $132.29 that are subject to service, performance, and market conditions to eligible employees. The service period is from April 1, 2023 through June 21, 2026. The company performance conditions will be measured for the period from April 1, 2023 through  March 31, 2024. The quantity of shares that will be earned based upon company performance will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest for performance. In addition, the number of PSUs earned based on company performance will be adjusted up or down by a maximum of 20% pursuant to a market-based measure of performance comparing Mesa’s share price to a peer group over the period from April 1, 2023 until March 31, 2026.

Note 9. Net (Loss) Earnings Per Share

Basic net (loss) earnings per share is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per share (“diluted EPS”) is computed similarly to basic (loss) earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and both time and performance based RSUs (collectively “stock awards”), as well as common shares underlying our Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance conditions that have not yet been achieved or if they are antidilutive. Diluted EPS does not consider the impact of potentially dilutive in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect in such cases.

The impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive, and as such, shares underlying the Notes were excluded from the diluted EPS calculation for the three and six months ended September 30, 2023 and September 30, 2022.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net (loss) income	$(1,230)	$1,306	$(1,779)	$(132)
Weighted average outstanding shares of common stock	5,387	5,323	5,379	5,298
Dilutive effect of stock options	-	27	-	-
Dilutive effect of RSUs	-	14	-	-
Fully diluted shares	5,387	5,364	5,379	5,298

Basic (loss) earnings per share	$(0.23)	$0.25	$(0.33)	$(0.02)
Diluted (loss) earnings per share	$(0.23)	$0.24	$(0.33)	$(0.02)

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Assumed conversion of the Notes	608	608	608	608
Stock awards that were anti-dilutive	282	154	255	328
Stock awards subject to performance and market conditions	43	60	41	52
Total stock awards excluded from diluted EPS	933	822	904	988

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

Our effective income tax rate was 21.4% for the six months ended September 30, 2023 and 93.5% for the six months ended September 30, 2022. The effective tax rate for the six months ended September 30, 2023 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The change in our effective tax rate for the six months ended September 30, 2023 compared to the prior period is primarily due to lower windfall benefits on stock option exercises.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of September 30, 2023, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

As part of the Belyntic acquisition, we have agreed to pay $1,500 to the sellers if contractually specified patents are issued. Effective October 18, 2023, a subset of the patents was issued by the European Patent Office, and we believe it is probable the remaining patents will be issued and we will pay the sellers in full within the next 12 months.

As part of the GKE acquisition consummated on October 14, 2023, we will pay the sellers €8,500 of the acquisition price 18 months following the acquisition date, pending adjustments for potential indemnification losses that may arise. We will pay the sellers an additional €5,000 of the acquisition price, net of cash and debt and subject to customary adjustments, upon satisfaction of Chinese regulatory approvals for the Beijing GKE Science & Technology Co. Ltd. portion of the acquisition.

Note 12. Segment Information

The following tables set forth our segment information:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Sterilization and Disinfection Control	$17,080	$16,964	$33,007	$31,738
Clinical Genomics	15,549	18,435	28,918	32,940
Biopharmaceutical Development	9,207	12,144	19,096	23,111
Calibration Solutions	11,329	11,206	22,789	21,413
Total revenues (a)	$53,165	$58,749	$103,810	$109,202

Gross profit:
Sterilization and Disinfection Control	$12,476	$12,199	$24,067	$22,967
Clinical Genomics	7,727	10,641	14,455	18,490
Biopharmaceutical Development	5,509	7,557	11,942	14,634
Calibration Solutions	6,407	6,007	12,838	11,671
Reportable segment gross profit	32,119	36,404	63,302	67,762
Corporate and Other (b)	(10)	(18)	(10)	(35)
Gross profit	$32,109	$36,386	$63,292	$67,727
Reconciling Items:
Operating expense	32,169	32,391	64,016	68,326
Operating (loss) income	(60)	3,995	(724)	(599)
Nonoperating expense, net	1,265	611	1,538	1,429
(Loss) earnings before income taxes	$(1,325)	$3,384	$(2,262)	$(2,028)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	September 30,	March 31,
	2023	2023
Sterilization and Disinfection Control	$3,889	$3,492
Clinical Genomics	11,330	13,985
Biopharmaceutical Development	8,541	8,384
Calibration Solutions	9,119	8,781
Total inventories	$32,879	$34,642

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

As of September 30, 2023, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within "Corporate and Other."

Corporate Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries, in particular the pharmaceutical, healthcare services, and medical device verticals, in which the safety, quality, and efficacy of products is critical. By delivering the highest quality products possible, we are committed to protecting the communities we serve.

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

Improving Our Operating Efficiency

We maximize value in our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up the Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating our high-margin, niche businesses. The Mesa Way is focused on: Measuring What Matters using our customers' perspective and setting high standards for performance; Empowering Teams to improve operationally and exceed customer expectations; Sustainably Improving using lean-based tools designed to help us identify and prioritize the biggest opportunities; and Always Learning so that performance continuously improves.

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

General Trends

We are a global company, with multinational operations. During the three and six months ended September 30, 2023, approximately 49% and 48% of our revenues, respectively, were earned outside of the United States. Since we serve a number of industries across a variety of global markets, we may be affected by world-wide, regional, or industry-specific economic or political factors, trends and costs associated with a global labor force, and increasing regulation. However, our diversity in industry, geography, and product and service offerings may limit the impact of changes in specific industry trends or local economic changes in our consolidated operating results. We actively monitor trends affecting industries we operate in, including by monitoring key competitors and customers and by staying abreast of changes to local economies and how they may affect our operations.

Several challenging macroeconomic factors persisted during the second quarter of fiscal year 2024, including continued softening of discretionary capital asset purchases across the life sciences tools market, high interest rates, and high inflation, all of which contributed to the decline in our organic revenues growth year to date. On the other hand, supply chain disruptions, labor shortages and resulting manufacturing difficulties that impacted business operations in fiscal year 2023 largely abated during the six months ended September 30, 2023, which allowed us to largely maintain our gross profit margins as a percentage of revenues. Additionally, in response to weaker revenues, we worked to reduce operating expenses, taking steps to preserve our financial model. For example, we incurred approximately $350 in costs related to a reduction in force during the six months ended September 30, 2023; however, the reduction in force is expected to result in annual savings of approximately $2,000 starting in our fiscal third quarter. We continue to invest in growing the company organically and through further acquisitions, which helps us address the rapid pace of technological change in our served markets, further globalize our business, and be responsive to customers throughout the world. To that end, we completed the acquisition of GKE in October 2023. The results of GKE's operations and the benefits of the acquisition will be consolidated into our financial statements beginning in the third quarter of fiscal year 2024. Overall, our operating expenses, which include approximately $505 of one-time GKE acquisition costs, decreased during the three and six months ended September 30, 2023 compared to the same periods in the prior year, demonstrating that adjustments to our operations allowed us to largely preserve our financial model despite challenges in the macroeconomic environment.

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

Revenues from our reportable segments for the three and six months ended September 30, 2023 decreased 10% and 5%, respectively, largely due to softening demand for new capital equipment in the pharmaceutical markets, including lower demand for hardware sold by our Biopharmaceutical Development. Revenues also decreased compared to the corresponding prior year periods due to the fiscal year 2023 loss of Sema4, a significant customer in our Clinical Genomics business.

Although revenues were lower in the first two quarters of fiscal year 2024 compared to the prior year periods, gross profit as a percentage of revenues did not fall significantly due to our proactive cost containment efforts and favorable product mix. Modest gross profit percentage declines of 2% and 1%, respectively, for the three and six months ended September 30, 2023 compared to the same periods in the prior year are primarily due to lower revenues on a partially fixed cost base, offset by our efforts to preserve our financial model.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Sterilization and Disinfection Control	$17,080	$16,964	0.7%	20.9%	73%	72%
Clinical Genomics	15,549	18,435	(15.7%)	N/A	50%	58%
Biopharmaceutical Development	9,207	12,144	(24.4%)	15.0%	60%	62%
Calibration Solutions	11,329	11,206	1.1%	(0.4%)	57%	54%
Mesa's reportable segments	$53,165	$58,749	(9.6%)	12.5%	60%	62%

	Revenues		Organic Revenues Growth		Gross Profit as a % of Revenues
	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022	Six Months Ended September 30, 2023	Six Months Ended September 30, 2022
Sterilization and Disinfection Control	$33,007	$31,738	4.0%	8.8%	73%	72%
Clinical Genomics	28,918	32,940	(12.2%)	N/A	50%	56%
Biopharmaceutical Development	19,096	23,111	(17.8%)	18.9%	63%	63%
Calibration Solutions	22,789	21,413	6.4%	(3.3%)	56%	55%
Mesa's reportable segments	$103,810	$109,202	(5.0%)	7.8%	61%	62%

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$53,165	$58,749	(10%)	$103,810	$109,202	(5%)
Gross profit	32,109	36,386	(12%)	63,292	67,727	(7%)
Operating expense	32,169	32,391	(1%)	64,016	68,326	(6%)
Operating (loss) income	(60)	3,995	(102%)	(724)	(599)	21%
Net (loss) income	$(1,230)	$1,306	(194%)	$(1,779)	$(132)	1,248%

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

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$17,080	$16,964	1%	$33,007	$31,738	4%
Gross profit	12,476	12,199	2%	24,067	22,967	5%
Gross profit as a % of revenues	73%	72%	1%	73%	72%	1%

Sterilization and Disinfection Control's revenues increased 1% and 4%, respectively, for the three and six months ended September 30, 2023 compared to the prior year periods. The modest revenue increases for the three and six months ended September 30, 2023 are attributable primarily to price, and to a lesser extent, volume increases against a difficult prior period comparison.

Sterilization and Disinfection Control's gross profit percentage increased 1% for the three and six months ended September 30, 2023 compared to the prior year periods primarily due to higher revenues on a partially fixed cost base.

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

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$15,549	$18,435	(16%)	$28,918	$32,940	(12%)
Gross profit	7,727	10,641	(27%)	14,455	18,490	(22%)
Gross profit as a % of revenues	50%	58%	(8%)	50%	56%	(6%)

Clinical Genomics revenues decreased 16% and 12%, respectively, for the three and six months ended September 30, 2023 compared to the prior year periods, primarily as a result of the loss of revenues from Sema4 at the beginning of the third quarter of fiscal year 2023. Excluding the loss of Sema4, revenues from our Clinical Genomics division would have been 3% lower during the three months ended September 30, 2023 compared to the prior year period, primarily due to the fact that China earned unusually high revenues during the three months ended September 30, 2022 upon reopening from COVID lockdowns. Revenues would have been flat for the six months ended September 30, 2023 compared to the prior year period, excluding the loss of Sema4.

Gross profit percentage for the Clinical Genomics division decreased 8% for the three months ended September 30, 2023 and 6% for the six months ended September 30, 2023 compared to the prior year periods, primarily due to lower revenues on a partially fixed cost base, and to a lesser extent, unfavorable product mix, particularly due to the loss of high-margin consumables revenues from Sema4.

Although orders and revenues in China have been fairly strong in the first half of fiscal year 2024, we believe that ongoing macroeconomic slowdowns beginning in China may negatively affect our reported revenues and new orders in the second half of fiscal year 2024.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$9,207	$12,144	(24%)	$19,096	$23,111	(17%)
Gross profit	5,509	7,557	(27%)	11,942	14,634	(18%)
Gross profit as a % of revenues	60%	62%	(2%)	63%	63%	-%

Biopharmaceutical Development revenues decreased 24% and 17% for the three and months ended September 30, 2023 compared to the prior year period, primarily due to softening demand for capital equipment, partially offset by an increase in revenues from consumables and services as well as price increases. Given the current economic landscape, we cannot predict whether hardware sales will increase substantially during the third quarter of our fiscal year, as we have seen in the past, as our customers approach the end of their annual budget cycles. Despite adverse macroeconomic factors, revenues from consumables and services have continued to grow during fiscal year 2024.

Gross profit percentage for the three and six months ended September 30, 2023 decreased 2% and remained flat, respectively, compared to the prior year periods. Revenues from consumables, which have slightly higher gross profit percentages than hardware in our Biopharmaceutical Division, have increased for both the three and six months ended September 30, 2023, and along with favorable product mix, this partially mitigated the impact of decreased hardware revenues.

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

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$11,329	$11,206	1%	$22,789	$21,413	6%
Gross profit	6,407	6,007	7%	12,838	11,671	10%
Gross profit as a % of revenues	57%	54%	3%	56%	55%	1%

Calibration Solutions revenues increased 1% and 6%, respectively, for the three and six months ended September 30, 2023 compared to the prior year periods, primarily due to the abatement of production difficulties and supply constraints that had limited our ability to manufacture ordered quantities of certain products during the first six months of fiscal year 2023. This abatement has allowed us to return to normal operations during fiscal year 2024, driving increased orders along with a modest reduction of past due backlog.

The Calibration Solutions division's gross profit percentage increased 3% and 1% for the three and six months ended September 30, 2023, respectively, compared to the prior year periods, primarily due to favorable product mix and increased revenues on a partially fixed cost base.

Operating Expense

Operating expense decreased 1% and 6%, respectively for the three and months ended September 30, 2023 compared to the prior year periods, primarily as a result of lower stock-based compensation expense as the performance-based restricted stock units associated with the fiscal year 2022 acquisition of Agena Bioscience, Inc. were no longer amortizing in fiscal year 2024, along with the timing of award grants in fiscal year 2024. Cost savings from our strategic cost containment activities following the loss of Sema4 also contributed to the decrease in operating expenses, partially offset by regular annual wage increases.

Selling

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Selling expense	$9,650	$9,200	5%	$18,626	$19,223	(3%)
As a percentage of revenues	18%	16%	2%	18%	18%	-%

Selling expense for the three months ended September 30, 2023 increased 5% compared to the prior year period, primarily as a result of our implementation of Salesforce in our Biopharmaceutical Development division and backfilling select open positions in our Biopharmaceutical Division. Selling expense for the six months ended September 30, 2023 decreased 3% compared to the prior year period, primarily as a result of lower commissions on lower revenues in fiscal year 2024, as well as other decreases in personnel costs realized from our proactive cost savings efforts initiated after the loss of Sema4.

General and Administrative

Labor costs, non-cash stock-based compensation and non-cash amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
General and administrative expense	$17,526	$18,202	(4%)	$35,586	$38,414	(7%)
As a percentage of revenues	33%	31%	2%	34%	35%	(1%)

General and administrative expenses decreased 4% and 7%, respectively, for the three and six months ended September 30, 2023 compared to the prior year periods, primarily as a result lower stock-based compensation expense, as well as lower professional services costs, partially offset by higher legal and other expenses related to the acquisition of GKE.

Research and Development

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Research and development expense	$4,993	$4,989	-%	$9,804	$10,689	(8%)
As a percentage of revenues	9%	8%	1%	9%	10%	(1%)

Research and development expenses were flat for the three months ended September 30, 2023 compared to the prior year period. Research and development expenses decreased 8% for the six months ended September 30, 2023 compared to the prior year period, primarily due to our cost containment efforts in fiscal year 2024 and the purchase of in-process research and development technology used to enhance an existing Sterilization and Disinfection Control division product offering during the first quarter of fiscal year 2023.

Nonoperating Expense, Net

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Nonoperating expense, net	$1,265	$611	107%	$1,538	$1,429	8%

Nonoperating expense, net for the three months ended September 30, 2023 is composed primarily of interest expense and amortization of the debt issuance costs associated with the Notes and the Credit Facility as well as gains and losses on foreign currency transactions.

Income Taxes

	Three Months Ended September 30,		Percentage	Six Months Ended September 30,		Percentage
	2023	2022	Change	2023	2022	Change
Income tax (benefit)	$(95)	$2,078	(105%)	$(483)	$(1,896)	(75%)
Effective tax rate	7.2%	61.4%	(54%)	21.4%	93.5%	(72%)

Our effective income tax rate was 7.2% and 21.4% for the three and six months ended September 30, 2023, respectively, and 61.4% and 93.5% for the three and six months ended September 30, 2022, respectively. The effective tax rate for both the three and six months ended September 30, 2023 differed from the statutory federal rate of 21% primarily due to share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The change in our effective tax rate for the three and six months ended September 30, 2023 compared to the prior year periods is primarily due to lower windfall benefits on stock option exercises.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net (Loss) Income

Net (loss) income varies with changes in revenues, gross profit, and operating expense (and included $14,405 and $6,151 of non-cash amortization of intangible assets acquired in business combinations and stock-based compensation expense, respectively, for the six months ended September 30, 2023).

Market-Based Awards

The performance-based restricted stock awards granted during the three and six months ended September 30, 2023 included a market-based component.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, cash available from our Credit Facility and Open Market Sale AgreementSM, working capital, and potential additional equity and debt offerings. We believe that cash flows from operating activities and potential cash provided by borrowings from our Credit Facility or funds from our Open Market Sale AgreementSM, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled interest payments on debt, dividend payments, and anticipated capital expenditures. At our option, we may settle the Notes in shares of our common stock or in cash, depending on conditions in the market and the share price of our common stock.

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $77,846 and $75,616 as of September 30, 2023 and March 31, 2023, respectively. As of September 30, 2023, and March 31, 2023, we had $35,617 and $32,910, respectively, of cash and cash equivalents.

As of September 30, 2023, Notes with an aggregate principal amount of $172,500 were outstanding and there was no outstanding balance under the Credit Facility. During the third quarter of fiscal year 2024, we amended our Credit Facility to increase the total principal amount available to us from $75,000 to $125,000. In October 2023, we borrowed $65,000 under our Credit Facility to partially fund the acquisition of GKE. At our current interest rate, we expect to incur interest expense of approximately $4,485 per year on borrowings of $65,000 under the Credit Facility.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during each of the quarters ended June 30, 2023 and September 30, 2023, as well as each quarter of fiscal year 2023.

In October 2023, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2023, to shareholders of record at the close of business on November 30, 2023.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash provided by operating activities	$19,715	$7,746
Net cash (used in) investing activities	(904)	(1,864)
Net cash (used in) financing activities	(15,079)	(20,053)

Cash flows from operating activities for the six months ended September 30, 2023 provided $19,715. Net loss and non-cash adjustments totaled $22,200 for the six months ended September 30, 2023 compared to $22,768 for the six months ended September 30, 2022. We generated $12,537 more cash from working capital in the six months ended September 30, 2023 compared to the six months ended September 30, 2022, primarily due to higher collections on trade receivables and lower inventory purchases, as we were building safety stock during the six months ended September 30, 2023 to mitigate supply chain risks. Cash used in investing activities for the six months ended September 30, 2023 decreased compared to the six months ended September 30, 2022 as we purchased less capital equipment. Cash used by financing activities primarily resulted from $13,000 repaid on our Credit Facility during the six months ended September 30, 2023 compared to $22,000 for the six months ended September 30, 2022.

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

On a consolidated basis, as of September 30, 2023, we had contractual obligations for open purchase orders of approximately $12,419 for routine purchases of supplies and inventory, which are payable in less than one year.

As part of the Belyntic acquisition, we agreed to pay $1,500 to the sellers if contractually specified patents related to the technology purchased are issued. One subset of the patents was approved by the European patent office effective October 18, 2023, and we believe it is probable the remaining patents will be issued and that we will pay the sellers in full within the next 12 months.

As part of the GKE acquisition consummated on October 14, 2023, we will pay the sellers €8,500 of the acquisition price 18 months following the acquisition date, pending adjustments for potential indemnification losses that may arise. We will pay the sellers an additional €5,000 of the acquisition price, net of cash and debt and subject to customary adjustments, upon satisfaction of applicable Chinese regulatory approvals for the Beijing GKE Science & Technology Co. Ltd. portion of the acquisition.

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

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate plus an applicable spread. We had no balance outstanding as of September 30, 2023; however, based on the most recently available interest rate and borrowings used to fund the GKE acquisition, we estimate that if interest rates increased 1 percentage point, we would incur approximately $650 of additional interest expense per year.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

●	Goodwill Impairment Assessment - Management's review controls over the qualitative assessment of goodwill impairment were insufficient to identify potential impairment triggers.

Remediation Status for Material Weaknesses in Internal Control Over Financial Reporting

During the six months ended September 30, 2023 we implemented our previously-disclosed remediation plans:

●	Fair Value Calculations - We obtained the services of a knowledgeable third-party valuation specialist to perform the fair value calculations for the Belyntic acquisition.
●	Goodwill Impairment Assessment - Members of Management with requisite knowledge performed a formal quarterly analysis of potential impairment triggers.

As a result of our control activities, we have concluded that the material weaknesses above have been remediated as of September 30, 2023. We will continue to perform formal quarterly impairment trigger analyses in future periods. We will likewise continue to utilize a valuation specialist with the requisite knowledge to perform valuations for all future acquisitions of businesses, as such acquisitions occur.

Changes in Internal Control Over Financial Reporting

Other than the remediation measures discussed above, during the three and six months ended September 30, 2023 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the six months ended September 30, 2023, there were no material changes from the risk factors described in Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 2023	18	122.05	-	162,486
August 2023	-	-	-	162,486
September 2023	-	-	-	162,486
Total	18	122.05	-	162,486

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

Item 5. Other Information

The following of our directors or officers entered into written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (each, a "trading arrangement") on the dates indicated:

Director John Schmieder entered into a trading arrangement on June 14, 2023. The trading arrangement was effective through September 15, 2023. The trading arrangement contemplated that Mr. Schmieder could sell up to 7,000 shares of Mesa Labs' common stock, subject to certain conditions.

Chief Financial Officer John Sakys entered into a trading arrangement on August 23, 2023. The trading arrangement is effective through April 2, 2024. The trading arrangement contemplates that Mr. Sakys may exercise up to 2,500 non-qualified stock options and sell the resulting 2,500 shares of Mesa Labs' common stock, subject to certain conditions.

Senior Vice President of Continuous Improvement Brian Archbold entered into a trading arrangement on September 14, 2023. The trading arrangement is effective through April 2, 2024. The trading arrangement contemplates that Mr. Archbold may exercise 710 non-qualified stock options and sell the resulting 710 shares of Mesa Labs' common stock, subject to certain conditions. The trading arrangement further contemplates that Mr. Archbold may sell an additional 1,500 shares of Mesa Labs' common stock, subject to certain conditions.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Mesa Laboratories, Inc. (incorporated by reference from exhibit 3.1 to the Current Report on Form 8-K filed August 25, 2023 (Commission File Number: 000-11740)).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from exhibit 3.1 to the Current Report on Form 8-K filed on May 10, 2019 (Commission File Number: 000-11740)).
10.1+	Amendment No. 2 to Credit Agreement dated as of October 5, 2023 among the Company, the lenders party thereto, and JPMorgan Chase Bank, NA., as administrative agent.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+ Filed herewith

* Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 6, 2023	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: November 6, 2023	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer