Form 10-Q
period 2023-12-31
MESA LABORATORIES INC /CO/
filed 2024-02-05
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,394,051 shares of the Issuer’s common stock, no par value, outstanding as of January 29, 2024.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	December 31,	March 31,
	2023	2023
ASSETS
Current assets:
Cash and cash equivalents	$28,224	$32,910
Accounts receivable, less allowance for doubtful accounts of $1,363 and $849, respectively	36,023	42,551
Inventories	35,973	34,642
Prepaid expenses and other	18,135	8,872
Total current assets	118,355	118,975
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $22,574 and $19,768 respectively	31,775	28,149
Deferred tax asset	1,092	1,076
Other assets	11,590	10,373
Customer relationships, net	162,890	152,189
Intellectual property, net	45,753	46,400
Other intangibles, net	24,131	18,226
Goodwill	346,183	286,444
Total assets	$741,769	$661,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,554	$6,134
Accrued payroll and benefits	9,380	9,433
Unearned revenues	14,357	15,694
Other accrued expenses	15,892	12,098
Total current liabilities	44,183	43,359
Noncurrent liabilities:
Deferred tax liability	44,340	34,028
Other long-term liabilities	17,320	7,693
Credit facility	62,000	13,000
Convertible senior notes, net of debt issuance costs	170,965	170,272
Total liabilities	338,808	268,352
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,394,043 and 5,369,466 shares, respectively	340,852	332,076
Retained earnings	71,953	74,199
Accumulated other comprehensive (loss)	(9,844)	(12,795)
Total stockholders’ equity	402,961	393,480
Total liabilities and stockholders’ equity	$741,769	$661,832

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Revenues	$53,473	$54,287	$157,283	$163,489
Cost of revenues	20,071	21,522	60,589	62,997
Gross profit	33,402	32,765	96,694	100,492
Operating expense:
Selling	9,737	8,437	28,363	27,660
General and administrative	19,438	16,129	55,024	54,543
Research and development	4,294	4,797	14,098	15,486
Total operating expense	33,469	29,363	97,485	97,689
Operating (loss) income	(67)	3,402	(791)	2,803
Nonoperating expense:
Interest expense and amortization of debt issuance costs	1,856	1,162	3,809	3,390
Other (income) expense, net	(3,869)	324	(4,284)	(475)
Total nonoperating (income) expense, net	(2,013)	1,486	(475)	2,915
Earnings (loss) before income taxes	1,946	1,916	(316)	(112)
Income tax (benefit) expense	(170)	1,465	(653)	(431)
Net income	$2,116	$451	$337	$319

Earnings per share:
Basic	$0.39	$0.08	$0.06	$0.06
Diluted	$0.39	$0.08	$0.06	$0.06

Weighted-average common shares outstanding:
Basic	5,393	5,339	5,384	5,312
Diluted	5,396	5,360	5,394	5,354

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Net income	$2,116	$451	$337	$319
Other comprehensive income (loss):
Foreign currency translation adjustments	10,965	11,345	2,951	(17,838)
Comprehensive income (loss)	$13,081	$11,796	$3,288	$(17,519)

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Exercise of stock options and vesting of restricted stock units	20,074	52	-	-	52
Tax withholding on vesting of restricted stock units	(5,260)	(712)	-	-	(712)
Dividends paid, $0.16 per share	-	-	(859)	-	(859)
Stock-based compensation expense	-	2,968	-	-	2,968
Foreign currency translation	-	-	-	(6,661)	(6,661)
Net (loss)	-	-	(549)	-	(549)
June 30, 2023	5,384,280	$334,384	$72,791	$(19,456)	$387,719
Exercise of stock options and vesting of restricted stock units	7,464	304	-	-	304
Tax withholding on vesting of restricted stock units	(18)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(862)	-	(862)
Stock-based compensation expense	-	3,183	-	-	3,183
Foreign currency translation	-	-	-	(1,353)	(1,353)
Net (loss)	-	-	(1,230)	-	(1,230)
September 30, 2023	5,391,726	$337,869	$70,699	$(20,809)	$387,759
Exercise of stock options and vesting of restricted stock units	2,415	2	-	-	2
Tax withholding on vesting of restricted stock units	(98)	(12)	-	-	(12)
Dividends paid, $0.16 per share	-	-	(862)	-	(862)
Stock-based compensation expense	-	2,993	-	-	2,993
Foreign currency translation	-	-	-	10,965	10,965
Net income	-	-	2,116	-	2,116
December 31, 2023	5,394,043	$340,852	$71,953	$(9,844)	$402,961

	Common Stock
	Number of Shares	Amount	Retained Earnings	AOCI*	Total
March 31, 2022	5,265,627	$313,460	$76,675	$3,666	$393,801
Exercise of stock options and vesting of restricted stock units	31,690	1,438	-	-	1,438
Tax withholding on vesting of restricted stock units	(9)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(843)	-	(843)
Stock-based compensation expense	-	3,432	-	-	3,432
Foreign currency translation	-	-	-	(15,957)	(15,957)
Net (loss)	-	-	(1,438)	-	(1,438)
June 30, 2022	5,297,308	$318,328	$74,394	$(12,291)	$380,431
Exercise of stock options and vesting of restricted stock units	42,014	2,778	-	-	2,778
Tax withholding on vesting of restricted stock units	(3,051)	(572)	-	-	(572)
Dividends paid, $0.16 per share	-	-	(852)	-	(852)
Stock-based compensation expense	-	4,371	-	-	4,371
Foreign currency translation	-	-	-	(13,226)	(13,226)
Net income	-	-	1,306	-	1,306
September 30, 2022	5,336,271	$324,905	$74,848	$(25,517)	$374,236
Exercise of stock options and vesting of restricted stock units	7,376	307	-	-	307
Tax withholding on vesting of restricted stock units	(1,757)	(335)	-	-	(335)
Dividends paid, $0.16 per share	-	-	(855)	-	(855)
Stock-based compensation expense	-	2,056	-	-	2,056
Foreign currency translation	-	-	-	11,345	11,345
Net income	-	-	451	-	451
December 31, 2022	5,341,890	$326,933	$74,444	$(14,172)	$387,205

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income	$337	$319
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property, plant and equipment	2,899	3,196
Amortization of acquisition-related intangibles	22,380	21,573
Stock-based compensation expense	9,144	9,859
Non-cash interest and debt amortization	692	679
Other	(1,614)	(1,038)
Cash from changes in operating assets and liabilities:
Accounts receivable, net	8,294	(1,979)
Inventories	217	(9,191)
Prepaid expenses and other assets	(7,841)	(2,312)
Accounts payable	(1,656)	(1,339)
Accrued liabilities and taxes payable	(124)	(5,221)
Unearned revenues	(1,478)	918
Net cash provided by operating activities	31,250	15,464
Cash flows from investing activities:
Acquisitions, net of cash acquired	(79,700)	(4,950)
Purchases of property, plant and equipment	(2,032)	(3,518)
Net cash (used in) investing activities	(81,732)	(8,468)
Cash flows from financing activities:
Proceeds from the issuance of debt	71,000	-
Repayment of debt	(22,000)	(30,000)
Dividends paid	(2,583)	(2,550)
Proceeds from the exercise of stock options	358	4,523
Payment of tax withholding obligation on vesting of restricted stock	(726)	(909)
Other financing, net	(280)	-
Net cash provided by (used in) financing activities	45,769	(28,936)
Effect of exchange rate changes on cash and cash equivalents	27	(1,305)
Net (decrease) in cash and cash equivalents	(4,686)	(23,245)
Cash and cash equivalents at beginning of period	32,910	49,346
Cash and cash equivalents at end of period	$28,224	$26,101

Supplemental non-cash activity:
Acquisition-related consideration held back against potential indemnification losses	$9,526	$-

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

We are a multinational leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare, and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and Asia Pacific, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross profit margins.

As of December 31, 2023, we managed our operations in four reportable segments, or divisions:

●	Sterilization and Disinfection Control - manufactures and sells biological, chemical, and cleaning indicators used to assess the effectiveness of sterilization and disinfection processes in the pharmaceutical, healthcare, medical device, and dental industries. The division also provides testing and laboratory services, mainly to the dental industry.
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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for the fair statement of our financial position and results of operations. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Condensed Consolidated Financial Statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We made no material changes to the application of our significant accounting policies disclosed in our annual report on Form 10-K. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended  March 31, 2023.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07 requires all annual disclosures currently required by Topic 280 to be included in interim periods and requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. The guidance is effective for public business entities for fiscal years beginning after December 31, 2023 (our fiscal year 2025), with early adoption permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after December 15, 2024 (our fiscal year 2026), with early adoption permitted. We are currently assessing the effect the adoption of this standard will have on our financial statements.

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described above, they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Note 2. Significant Transactions

Acquisition of GKE

In accordance with the sale and purchase agreement executed October 14, 2023, we acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH effective October 16, 2023, and upon approval by applicable Chinese regulators, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd. (“GKE China,” and, together with GKE GmbH and SAL GmbH, “GKE”), effective December 31, 2023 (the "GKE acquisition"). GKE primarily develops, manufactures and sells a highly competitive portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE’s strength in chemical indicators and our Sterilization and Disinfection Control division’s strength in biologic indictors are complementary, as chemical and biologic indicators are used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business.

Total cash consideration for the GKE acquisition was $88,789, net of cash and financial liabilities and subject to customary purchase price adjustments, including working capital adjustments of approximately $1,000 expected to be paid to Mesa from the seller during the fourth quarter of fiscal year 2024. Of the total acquisition price approximately $9,500, will be held back for a period of 18 months from the acquisition closing as security against potential indemnification losses. We funded the acquisition through a combination of cash on-hand and a total of $71,000 borrowed under our line of credit (See Note 7. "Indebtedness"). We began operating GKE GmbH and SAL GmbH on October 16, 2023, and they are included as wholly owned subsidiaries in our consolidated financial statements beginning on that date. GKE China is included as a wholly owned subsidiary in our Condensed Consolidated Balance Sheets as of December 31, 2023, and we began consolidating its results of operations beginning January 1, 2024.

Preliminary Allocation of Purchase Price

We accounted for the GKE acquisition as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the acquiree's identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values and are consolidated with those of Mesa. The relief from royalty method was used to value our trade names and intellectual property, while the multi-period excess earnings method, a form of the income approach, was used to value our customer relationships. The non-compete agreements were valued using a probability-weighted estimate of the expected economic impact that would occur in the absence of the agreements. Significant judgments and estimates are required when performing valuations, including, among other assumptions, internal rates of return, revenue growth rates, customer attrition rates, and royalty rates, all of which are considered Level 3 inputs. We worked with external valuation experts to prepare the preliminary valuation using information obtained during due diligence and from professional valuation databases and other sources. These estimates were based on assumptions that we believe to be reasonable; however, actual results  may differ from these estimates.

This preliminary purchase price allocation is subject to revision as more detailed analyses are completed. If additional information about the fair value of assets acquired and liabilities assumed becomes available, we  may further revise the preliminary purchase price allocation as soon as is practical, but will not do so more than one year from the acquisition date. Only items identified as of the acquisition date are considered for subsequent adjustment. Any such revisions or changes  may be material. The final valuation may include, but may not be limited to: (1) changes in allocations to intangible assets such as customer relationships, trade names, intellectual property, and non-compete agreements, as well as goodwill, (2) changes to inventory, (3) changes to deferred tax balances, (4) changes in our assessment of the purchase price, and (5) other changes to assets and liabilities.

The following table summarizes the allocation of the preliminary purchase price as of acquisition:

	Life (in years)	Amount
Cash and cash equivalents		$4,192
Accounts receivable (a)		2,252
Inventories (b)		3,823
Other current assets		188
Total current assets		10,455
Property, plant and equipment (c)		2,772
Other noncurrent assets		3,030
Intangible assets:
Goodwill (d)		54,470
Customer relationships (e)	7	26,876
Intellectual property (e)	7	3,524
Tradenames (e)	10	6,049
Non-compete agreements (e)	3	743
Total assets acquired		$107,919
Accounts payable		11
Other current liabilities		2,491
Deferred tax liabilities		9,763
Other long-term liabilities		2,673
Total liabilities assumed		14,938
Total purchase price, net of cash acquired and subject to adjustments for working capital		$88,789
(a)	Trade receivables are expected to be collected.
(b)	Includes $1,507 of preliminary inventory step up, which we expect to amortize within approximately three fiscal quarters from the acquisition date. During the period from October 16, 2023 to December 31, 2023, $412 of inventory step up amortization was recorded to cost of revenues. Preliminary accounting for the fair value step up of GKE China's inventory is incomplete due to the recent closing date.

(c)	Includes $1,727 of preliminary property, plant and equipment step up, which will be amortized based on the underlying assets' expected lives. During the period from October 16, 2023 to December 31, 2023, $83 of depreciation expense was recorded related to the property, plant and equipment fair value step up.
(d)	Acquired goodwill of $54,470, all of which is allocated to the Sterilization Disinfection Control division, represents the value expected to arise from expanded global market opportunities, particularly in the healthcare industry, as well as expected synergies and GKE's assembled workforce, none of which qualify as amortizable intangible assets. The goodwill acquired is expected to be deductible for income tax purposes.
(e)	Acquired amortizable intangible assets are currently expected to be amortized on a straight line basis over a weighted average period of 7.4 years. The identified intangible assets will be amortized on a straight line basis over their useful lives, which approximates the pattern that the assets' economic benefits are expected to be consumed. Amortization expense for customer relationships, tradenames, and noncompete agreements will be expensed to general and administrative expense, and amortization expense for intellectual property will be expensed to cost of revenues. During the period from October 16, 2023 to December 31, 2023, $838 of amortization expense was recorded to general and administrative costs and $122 of amortization expense was recorded to cost of revenues in the Sterilization Disinfection Control division.

Acquisition related costs, such as legal and advisory fees, and integration related costs of $770 and $1,275 for the three and nine months ended  December 31, 2023, respectively, are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred and are reflected on the Condensed Consolidated Statements of Income in general and administrative expenses.

GKE's operations contributed $3,837 to revenues and $565 of net income to our consolidated results during the three and nine months ended December 31, 2023.

It is impracticable for us to disclose interim pro-forma information regarding the combined results of the operations of Mesa and GKE as if the acquisition had occurred at an earlier date. Prior to acquisition, GKE was a privately owned company with requirements to close their accounting records on an annual cadence rather than on an interim basis, and certain interim financial information cannot be recreated for accurate financial results. For example, prior to Mesa's ownership, GKE accounted for costs of goods sold at an unburdened rate and performed only annual inventory accounts. We would be unable to retroactively establish costs of revenues in accordance with U.S. GAAP given the unavailability of sufficient information for ending interim periods. Additionally, all transactions occurring between the three GKE entities, which are substantial, were accounted for at arms-length prior to acquisition. As presentation of pro-forma information would require extensive estimation and could not be sourced from sufficiently factual interim information reasonably aligned with U.S. GAAP, we are unable to disclose pro-forma information.

Belyntic GmbH

On November 17, 2022, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“the Belyntic acquisition”) for $6,450, of which $4,950 was paid on the date of acquisition. The remaining $1,500 is due to the Belyntic sellers as patent applications are approved (see Note 11. "Commitments and Contingencies"). The business complements our existing peptide synthesis business, part of the Biopharmaceutical Development segment, by adding a new consumables line that can be used with the instruments we sell. The new PurePep® EasyClean products are an environmentally conscious chemistry solution to purify peptides.

During fiscal year 2023, we prepared an analysis of the valuation of net assets acquired in the Belyntic acquisition. During the nine months ended December 31, 2023, based on a detailed financial analysis of the financial model, we recorded certain measurement period adjustments to reclassify amounts from intangible assets into goodwill. Our preliminary purchase price allocation has been finalized as of December 31, 2023.

Note 3. Revenue

We develop, manufacture, market, sell and maintain life sciences tools and quality control instruments and related consumables. We evaluate revenues internally primarily based on operating segment and the nature of goods and services provided.

Hardware sales include physical products such as instruments used for molecular and genetic analysis, protein synthesizers, medical meters, wireless sensor systems, and data loggers. Hardware sales  may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function.

Consumables are typically used on a one-time basis and require frequent replacement in our customers' operating cycles. Consumables sold by our Clinical Genomics and Biopharmaceutical Development divisions, such as reagents used for molecular and genetic analysis or solutions used for protein synthesis, are critical to the ongoing use of our instruments. Consumables such as biological indicator test strips sold by our Sterilization and Disinfection Control Division are used on a standalone basis.

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

The following tables present disaggregated revenues for the three and nine months ended December 31, 2023 and December 31, 2022, respectively:

	Three Months Ended December 31, 2023
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$16,832	$9,758	$4,080	$539	$31,209
Hardware and Software	180	1,639	2,672	8,254	12,745
Services	2,326	1,149	2,678	3,366	9,519
Total Revenues	$19,338	$12,546	$9,430	$12,159	$53,473
(1) Revenues from GKE GmbH and SAL GmbH are included in the Sterilization and Disinfection Control division beginning upon acquisition on October 16, 2023.

	Three Months Ended December 31, 2022
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$14,307	$10,885	$3,584	$553	$29,329
Hardware and Software	95	3,371	5,844	7,023	16,333
Services	1,881	1,329	2,218	3,197	8,625
Total Revenues	$16,283	$15,585	$11,646	$10,773	$54,287

	Nine Months Ended December 31, 2023
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$45,288	$28,490	$12,753	$1,834	$88,365
Hardware and Software	381	9,540	7,838	22,216	39,975
Services	6,676	3,434	7,935	10,898	28,943
Total Revenues	$52,345	$41,464	$28,526	$34,948	$157,283

(1) Revenues from GKE GmbH and SAL GmbH are included in the Sterilization and Disinfection Control division beginning upon acquisition on October 16, 2023.

	Nine Months Ended December 31, 2022
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$41,239	$34,815	$11,248	$2,272	$89,574
Hardware and Software	619	9,349	16,656	18,696	45,320
Services	6,163	4,361	6,853	11,218	28,595
Total Revenues	$48,021	$48,525	$34,757	$32,186	$163,489

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
United States	$25,595	$28,645	$79,205	$88,756
China	4,942	7,482	18,584	18,659
Other	22,936	18,160	59,494	56,074
Total revenues	$53,473	$54,287	$157,283	$163,489

Other than China, no foreign country exceeded 10% of total revenues for the three and nine months ended December 31, 2023 and 2022.

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2023	$16,098
Prior year liabilities recognized in revenues during the nine months ended December 31, 2023	(6,858)
Contract liabilities added during the nine months ended December 31, 2023, net of revenues recognized	5,478
Contract liabilities balance as of December 31, 2023	$14,718

Contract liabilities primarily relate to service contracts with original expected service durations of 12 months or less and will be recognized to revenue as our performance obligations are satisfied.

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

Historically, the financial instruments that subject us to the highest concentration of credit risk are cash and cash equivalents and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of December 31, 2023.

We have outstanding $172,500 aggregate principal amount of 1.375% convertible senior notes due  August 15, 2025 (the "Notes"). We estimate the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period, and the fair value is approximately correlated to our stock price.

The estimated fair value and carrying value of the Notes was as follows:

	December 31, 2023		March 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$170,965	$158,916	$170,272	$161,072

The Belyntic acquisition obligates us to pay contingent consideration of up to $1,500 cash upon regulatory approval of certain patent applications (see Note 11. "Commitments and Contingencies"). We estimate the fair value of the remaining contingent consideration using Level 3 inputs and a probability-weighted outcome analysis based on our expectations of patent approval, leveraging our historical experience and expert input, and we adjust the estimated fair value at each reporting period through earnings. The fair value of the remaining contingent consideration was $1,067 as of December 31, 2023 and is recorded in other accrued expenses on the accompanying Condensed Consolidated Balance Sheets.

Amounts recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include the initial recognition and disclosure of most assets and liabilities purchased in business acquisitions and any related measurement period adjustments. Additionally, assets such as property and equipment, operating lease assets, goodwill and other intangible assets are adjusted to fair value if determined to be impaired. We recorded no impairments during the three and nine months ended December 31, 2023 or 2022. Fair values of such assets and liabilities require measurement using Level 3 inputs.

There were no transfers between the levels of the fair value hierarchy during the three and nine months ended December 31, 2023 or 2022.

Note 5. Supplemental Balance Sheets Information

Inventories consisted of the following:

	December 31, 2023	March 31, 2023
Raw materials	$19,169	$20,064
Work in process	1,155	617
Finished goods	15,649	13,961
Total inventories	$35,973	$34,642

Prepaid expenses and other current assets consisted of the following:

	December 31, 2023	March 31, 2023
Prepaid expenses	$3,271	$2,498
Deposits	2,143	1,376
Prepaid income taxes	8,176	953
Other current assets	4,545	4,045
Total prepaid expenses and other	$18,135	$8,872

Accrued payroll and benefits consisted of the following:

	December 31, 2023	March 31, 2023
Bonus payable	$3,757	$4,461
Wages and paid-time-off payable	3,150	2,329
Payroll related taxes	1,998	1,982
Other benefits payable	475	661
Total accrued payroll and benefits	$9,380	$9,433

Other accrued expenses consisted of the following:

	December 31, 2023	March 31, 2023
Accrued business taxes	$6,744	$5,941
Current operating lease liabilities	3,135	2,868
Income taxes payable	1,809	992
Other	4,204	2,297
Total other accrued expenses	$15,892	$12,098

Note 6. Goodwill and Intangible Assets, Net

Intangible assets, the significant majority of which are finite-lived, consisted of the following:

	December 31, 2023			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$265,408	$(102,518)	$162,890	$238,247	$(86,058)	$152,189
Intellectual property	71,169	(25,416)	45,753	65,950	(19,550)	46,400
Other intangibles	31,867	(7,736)	24,131	24,793	(6,567)	18,226
Total	$368,444	$(135,670)	$232,774	$328,990	$(112,175)	$216,815

Amortization expense for finite-lived intangible assets acquired in a business combination was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Amortization in cost of revenues	$1,883	$1,695	$5,367	$5,094
Amortization in general and administrative	6,092	5,452	17,013	16,479
Total	$7,975	$7,147	$22,380	$21,573

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Remainder of 2024	$8,389
2025	32,663
2026	31,857
2027	31,200
2028	30,587

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2023	$29,559	$135,811	$83,857	$37,217	286,444
Effect of foreign currency translation	2,460	(55)	2,009	14	4,428
Goodwill related to GKE acquisition	54,470	-	-	-	54,470
Measurement period adjustment, Belyntic Acquisition	-	-	841	-	841
December 31, 2023	$86,489	$135,756	$86,707	$37,231	$346,183

Goodwill in the Biopharmaceutical Development division related to the Belyntic acquisition and goodwill in the Sterilization and Disinfection Control division related to the GKE acquisition are expected to be tax deductible.

Note 7. Indebtedness

Credit Facility

On October 5, 2023, we amended the terms of our four-year senior credit facility (the “Credit Facility”) to increase the maximum principal amount available to us from $75,000 to $125,000. As of  December 31, 2023, the Credit Facility includes 1) a revolving credit facility in an amended aggregate principal amount of up to $125,000, 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500. The Credit Facility also provides for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. The Credit Facility matures in March 2025.

The financial covenants in the Credit Facility include a maximum leverage ratio of 4.5 to 1.0 for the period ended December 31, 2023, except that we  may have a leverage ratio of 5.75 to 1.0 for a period of four consecutive quarters following a permitted acquisition, including the permitted GKE acquisition consummated during the three months ended December 31, 2023. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  December 31, 2023, we were in compliance with all covenants.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread. The interest rate on borrowings under our line of credit as of December 31, 2023 was 7.2%. We are obligated to pay quarterly unused commitment fees of between 0.15% and 0.35% of the Credit Facility’s aggregate principal amount, based on our leverage ratio.

During the three months ended December 31, 2023, we borrowed a total of $71,000 under the facility to fund the majority of the acquisition of GKE. See Note 2. "Significant Transactions" for further information. We paid $9,000 against the Credit Facility during our third fiscal quarter, and as of December 31, 2023, $62,000 remained outstanding. We paid an additional $4,000 on the outstanding balance in January 2024.

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

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The circumstances necessary for conversion were not met during the three and nine months ended December 31, 2023. As of December 31, 2023, the Notes were classified as a long-term liability on our Condensed Consolidated Balance Sheets. The if-converted value of the Notes did not exceed the principal balance as of  December 31, 2023.

The net carrying amount of the Notes was as follows:

	December 31, 2023	March 31, 2023
Principal outstanding	$172,500	$172,500
Unamortized debt issuance costs	(1,535)	(2,228)
Net carrying value	$170,965	$170,272

We recognized interest expense on the Notes as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Coupon interest expense at 1.375%	$593	$593	$1,779	$1,779
Amortization of debt issuance costs	231	227	692	679
Total interest and amortization of debt issuance costs	$824	$820	$2,471	$2,458

The effective interest rate on the Notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the nine months ended December 31, 2023, we issued stock options, restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. Amended and Restated 2021 Equity Incentive Plan, which authorizes the issuance of 660 shares of common stock to eligible participants.

Expense recognized related to stock-based compensation is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Stock-based compensation expense	$2,993	$2,056	$9,144	$9,859
Amount of income tax expense (benefit) recognized in earnings	210	226	727	(1,855)
Stock-based compensation expense, net of tax	$3,203	$2,282	$9,871	$8,004

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Income.

The following is a summary of stock option award activity for the nine months ended December 31, 2023:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	163	$200.62	3.3	$1,643
Awards granted	53	131.67
Awards forfeited or expired	(17)	208.03
Awards exercised	(2)	132.40
Outstanding as of December 31, 2023	197	$182.12	3.5	$-

The stock options granted during the nine months ended December 31, 2023 vest in equal installments on the first, second, and third anniversary of the grant date.

The following is a summary of RSU and PSU award activity for the nine months ended December 31, 2023:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2023(1)	57	$209.27	44	$286.02
Awards granted(1)	54	134.03	32	132.29
Awards forfeited	(5)	171.83	-	-
Awards distributed	(27)	212.36	-	-
Outstanding as of December 31, 2023(1)	79	$158.94	76	$223.07

(1)	Balances for PSUs are reflected at target.

Outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The majority of the RSUs granted to employees during the nine months ended December 31, 2023 vest in equal installments on the first, second, and third anniversary of the grant date. RSUs granted to certain executives during the nine months ended  December 31, 2023 vest in equal installments on September 1, 2024, June 21, 2025 and June 21, 2026. RSUs granted to non-employee directors during the nine months ended December 31, 2023 vest one year from the grant date. We recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

We grant PSUs to certain key employees. The number of shares earned is determined at the end of each performance period based on Mesa's achievement of certain pre-defined targets per the related award agreement. The outstanding PSUs vest upon completion of the service period described in the award agreement. We recognize the expense relating to the performance-based RSUs based on the probable outcome of achievement of the performance targets on a straight-line basis over the service period.

During the nine months ended December 31, 2023, the Compensation Committee of the Board of Directors created a plan to award 32 PSUs at target with a grant date fair value of $132.29 that are subject to service, performance, and market conditions to eligible employees. The service period is from June 21, 2023 through June 21, 2026. The company performance conditions will be measured for the period from April 1, 2023 through  March 31, 2024. The quantity of shares that will be earned based upon company performance will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest for performance. In addition, the number of PSUs earned based on company performance will be adjusted up or down by a maximum of 20% pursuant to a market-based measure of performance comparing Mesa’s share price to a peer group over the period from April 1, 2023 until March 31, 2026.

Note 9. Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share (“diluted EPS”) is computed similarly to basic earnings per share, except that it includes the potential dilution that could occur if dilutive securities were exercised. Potentially dilutive securities include stock options and both time and performance based RSUs (collectively “stock awards”), as well as common shares underlying our Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance conditions that have not yet been achieved or if they are antidilutive. Diluted EPS does not consider the impact of potentially dilutive securities in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect in such cases.

Shares underlying the Notes were excluded from the diluted EPS calculation for the three and nine months ended December 31, 2023 and December 31, 2022 as the impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income available for shareholders	$2,116	$451	$337	$319
Weighted average outstanding shares of common stock	5,393	5,339	5,384	5,312
Dilutive effect of stock options	-	17	1	28
Dilutive effect of RSUs	3	4	9	14
Fully diluted shares	5,396	5,360	5,394	5,354

Basic earnings per share	$0.39	$0.08	$0.06	$0.06
Diluted earnings per share	$0.39	$0.08	$0.06	$0.06

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Assumed conversion of the Notes	608	608	608	608
Stock awards that were anti-dilutive	277	176	223	159
Stock awards subject to performance and market conditions	57	49	46	51
Total stock awards excluded from diluted EPS	942	833	877	818

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

Our effective income tax rate was (8.7)% and 207.5% for the three and nine months ended December 31, 2023, respectively, compared to 76.5% and 384.8% for the three and nine months ended December 31, 2022, respectively. The effective tax rate for the three and nine months ended December 31, 2023 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The change in our effective tax rate for the three and nine months ended December 31, 2023 compared to the prior periods is primarily due to lower windfall benefits on stock option exercises.

Note 11. Commitments and Contingencies

We review the adequacy of our legal reserves on a quarterly basis and establish reserves for loss contingencies that are both probable and reasonably estimable. As of December 31, 2023, there were no material legal reserves recorded on the accompanying unaudited Condensed Consolidated Balance Sheets.

As part of the Belyntic acquisition, we have agreed to pay $1,500 to the sellers if contractually specified patents are issued. During the three months ending December 31, 2023, a subset of the patents was issued by the European Patent Office and we remitted $188 to the Belyntic sellers. An additional subset of the patents was issued in January 2024, for which we will pay the Belyntic sellers an additional $563 during the fourth quarter of fiscal year 2024. We believe it is probable the remaining patents will be issued and we will pay the sellers in full within the next 12 months.

As part of the GKE acquisition consummated during the three months ended December 31, 2023, we have agreed to pay the GKE sellers approximately $9,500 of the acquisition price approximately 18 months following the acquisition date, pending adjustments for potential indemnification losses that may arise. The liability is recorded as in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of December 31, 2023.

Note 12. Segment Information

The following tables set forth our segment information:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Sterilization and Disinfection Control	$19,338	$16,283	$52,345	$48,021
Clinical Genomics	12,546	15,585	41,464	48,525
Biopharmaceutical Development	9,430	11,646	28,526	34,757
Calibration Solutions	12,159	10,773	34,948	32,186
Total revenues (a)	$53,473	$54,287	$157,283	$163,489

Gross profit:
Sterilization and Disinfection Control	$13,951	$11,614	$38,018	$34,581
Clinical Genomics	6,449	8,045	20,904	26,535
Biopharmaceutical Development	5,841	7,359	17,783	21,993
Calibration Solutions	7,212	5,740	20,050	17,411
Reportable segment gross profit	33,453	32,758	96,755	100,520
Corporate and Other (b)	(51)	7	(61)	(28)
Gross profit	$33,402	$32,765	$96,694	$100,492
Reconciling Items:
Operating expense	33,469	29,363	97,485	97,689
Operating (loss) income	(67)	3,402	(791)	2,803
Nonoperating (income) expense, net	(2,013)	1,486	(475)	2,915
Earnings (loss) before income taxes	$1,946	$1,916	$(316)	$(112)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Unallocated corporate expenses are reported within Corporate and Other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	December 31,	March 31,
	2023	2023
Sterilization and Disinfection Control	$7,593	$3,492
Clinical Genomics	11,529	13,985
Biopharmaceutical Development	8,183	8,384
Calibration Solutions	8,668	8,781
Total inventories	$35,973	$34,642

Inventories from GKE total $4,077 as of December 31, 2023, net of $412 fair value amortization step-up recorded during the three months ended December 31, 2023. GKE inventories are included in our Sterilization and Disinfection Control division.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; supply chain challenges; cost pressures; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

As of December 31, 2023, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within "Corporate and Other."

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

Organic Revenues Growth

Organic revenues growth is driven by the expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, our efforts to market and sell products, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually with price increases effective January 1.

Inorganic Growth - Acquisitions

Over the past decade, we have consummated a number of acquisitions as part of our growth strategy. These acquisitions have allowed us to expand our product offerings and the industries we serve, globalize our company, and increase the scale at which we operate. In turn, this growth affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®.

Improving Our Operating Efficiency

We maximize value in our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up the Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating the manufacturing and administrative aspects of our high-margin, niche businesses. The Mesa Way is focused on: Measuring What Matters using our customers' perspective and setting high standards for performance; Empowering Teams to improve operationally and exceed customer expectations; Sustainably Improving using lean-based tools designed to help us identify and prioritize the biggest opportunities; and Always Learning so that performance continuously improves.

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

General Trends

We are a global company, with multinational operations. During the three and nine months ended December 31, 2023, approximately 52% and 50% of our revenues, respectively, were earned outside of the United States. Since we serve a number of industries across a variety of global markets, we may be affected by world-wide, regional, or industry-specific economic or political factors, trends and costs associated with a global labor force, and increasing regulation. However, our diversity in industry, geography, and product and service offerings may limit the impact of changes in specific industry trends or local economic changes in our consolidated operating results. We actively monitor trends affecting industries we operate in, including by monitoring key competitors and customers and by staying abreast of changes to local economies and how they may affect our operations.

We continue to invest in growing Mesa through further acquisitions, which helps us address the rapid pace of technological change in our served markets, further globalize our business, and enter new markets. To that end, during the third quarter of our fiscal year 2024, we completed the acquisition of GKE, a developer and manufacturer of high-margin consumable chemical sterilization indicators used to protect patient safety across global healthcare markets. GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business. We began consolidating the results of GKE's operations into our financial statements and began benefitting from the acquisition in the third quarter of our fiscal year.

Several challenging macroeconomic factors persisted during the third quarter of fiscal year 2024:

●	Continued softening of discretionary capital asset purchases across the life sciences tools market, contributing to declines in our organic revenues growth.
●	Economic slowdowns and anti-corruption initiatives in China negatively impacting our revenues, particularly in our Clinical Genomics division.
●	High interest rates resulting in expensive capital, negatively impacting our overall profitability.

We expect these macroeconomic challenges to continue at least through the last quarter of our fiscal year 2024.

On the other hand, supply chain disruptions, labor shortages and resulting manufacturing difficulties that impacted business operations in fiscal year 2023 largely abated during the nine months ended December 31, 2023. Additionally, in response to weaker revenues, we worked to reduce operating expenses, taking steps to preserve our financial model by reducing costs in our Biopharmaceutical Development division through a reduction in force in the second quarter of fiscal year 2024, and following the loss of a significant customer to our Clinical Genomics division, Sema4, at the beginning of the third quarter of fiscal year 2023. Management's efforts, coupled with the GKE acquisition, have allowed us to maintain our gross profit margins as a percentage of revenues. Overall, our operating expenses, which include $1,275 of one-time GKE acquisition and integration costs as well as GKE's consolidated results of operations in the third quarter, remained approximately consistent during the nine months ended December 31, 2023 compared to the same period in the prior year despite a difficult overall environment.

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

Revenues generated by our reportable segments for the three and nine months ended December 31, 2023 decreased 1% and 4%, respectively, largely due to softening demand for new capital equipment in the pharmaceutical markets, including lower demand for hardware sold by our Biopharmaceutical Development, as well as due to China's economic slowdown and anti-corruption initiatives. Revenues also decreased for the year to date period compared to the corresponding prior year period due to the fiscal year 2023 loss of Sema4. These decreases in revenue were partially offset by approximately $3,837 of inorganic revenues growth from the GKE acquisition during the three and nine months ended December 31, 2023.

Although revenues were lower in the first three quarters of fiscal year 2024 compared to the prior year periods, gross profit as a percentage of revenues remained steady due to our proactive cost containment efforts and favorable product mix.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP)		Gross Profit as a % of Revenues
	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Sterilization and Disinfection Control	$19,338	$16,283	(4.8%)	17.7%	72%	71%
Clinical Genomics	12,546	15,585	(19.5%)	(10.0%)	51%	52%
Biopharmaceutical Development	9,430	11,646	(19.1%)	(8.7%)	62%	63%
Calibration Solutions	12,159	10,773	12.9%	(7.3%)	59%	53%
Mesa's reportable segments	$53,473	$54,287	(8.6%)	(2.1%)	63%	60%

	Revenues		Organic Revenues Growth (non-GAAP)		Gross Profit as a % of Revenues
	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Sterilization and Disinfection Control	$52,345	$48,021	1.0%	11.6%	73%	72%
Clinical Genomics	41,464	48,525	(14.6%)	(10.0%)	50%	55%
Biopharmaceutical Development	28,526	34,757	(18.2%)	8.0%	62%	63%
Calibration Solutions	34,948	32,186	8.6%	(4.7%)	57%	54%
Mesa's reportable segments	$157,283	$163,489	(6.2%)	3.5%	62%	61%

Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Measures" below for further information and for a reconciliation of organic revenues growth to total revenues growth.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$53,473	$54,287	(1%)	$157,283	$163,489	(4%)
Gross profit	33,402	32,765	2%	96,694	100,492	(4%)
Operating expense	33,469	29,363	14%	97,485	97,689	-%
Operating (loss) income	(67)	3,402	(102%)	(791)	2,803	(128%)
Net income	$2,116	$451	369%	$337	$319	6%

Reportable Segments

Sterilization and Disinfection Control

The Sterilization and Disinfection Control Division manufactures and sells biological, chemical, and cleaning indicators used to assess the effectiveness of sterilization and disinfection processes in the pharmaceutical, medical device, hospital, and dental industries. The division also provides testing and laboratory services, mainly to the dental industry. Sterilization and disinfection control products are disposable and are used on a routine basis.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$19,338	$16,283	19%	$52,345	$48,021	9%
Gross profit	13,951	11,614	20%	38,018	34,581	10%
Gross profit as a % of revenues	72%	71%	1%	73%	72%	1%

Sterilization and Disinfection Control's revenues increased 19% and 9%, respectively, for the three and nine months ended December 31, 2023 compared to the prior year periods. The GKE acquisition contributed $3,837 of revenues and $2,742 of gross profit of to the Sterilization and Disinfection control division during the three and nine months ended December 31, 2023. GKE's gross profit as a percentage of revenues was 71% for the three and nine months ended December 31, 2023.

Excluding the GKE acquisition, revenues in the Sterilization and Disinfection Control division would have decreased 5% during the three months ended December 31, 2023 due to slower than usual order fulfillment, despite an increase in orders placed during the third quarter of fiscal year 2024. Revenues would have increased 1% for the nine months ended December 31, 2023 compared to the prior year period, primarily due to price increases implemented during the fourth quarter of fiscal year 2023.

Sterilization and Disinfection Control's gross profit percentage increased 1% for both the three and nine months ended December 31, 2023 compared to the prior year periods. Excluding $412 of amortization of the non-cash inventory step-up related to the GKE acquisition during the three and nine months ended December 31, 2023, the division's gross profit would have been 74% and 73%, respectively.

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

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$12,546	$15,585	(19%)	$41,464	$48,525	(15%)
Gross profit	6,449	8,045	(20%)	20,904	26,535	(21%)
Gross profit as a % of revenues	51%	52%	(1%)	50%	55%	(5%)

Clinical Genomics revenues decreased 19% and 15%, respectively, for the three and nine months ended December 31, 2023 compared to the prior year periods. The decreases for the three and nine months ended December 31, 2023 were primarily due to decreases in new systems-related revenues in China as a result of China's economic slowdown and anti-corruption initiatives, which began to significantly impact us during the third quarter of fiscal year 2024. Excluding the loss of Sema4, revenues from our Clinical Genomics division would have been 5% lower during the nine months ended December 31, 2023 compared to the prior year period.

Gross profit percentage for the Clinical Genomics division decreased 1% and 5%, respectively, for the three and nine months ended December 31, 2023 compared to the prior year periods, primarily due to lower revenues on a partially fixed cost base, and to a lesser extent, unfavorable product mix, particularly due to the loss of high-margin consumables revenues from Sema4 that existed during the first two quarters of fiscal year 2023.

Although orders and revenues in China were fairly strong in the first two quarters of fiscal year 2024, we expect the ongoing macroeconomic slowdowns in China to negatively affect our reported revenues and new orders in the last quarter of fiscal year 2024.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$9,430	$11,646	(19%)	$28,526	$34,757	(18%)
Gross profit	5,841	7,359	(21%)	17,783	21,993	(19%)
Gross profit as a % of revenues	62%	63%	(1%)	62%	63%	(1%)

Biopharmaceutical Development revenues decreased 19% and 18%, respectively, for the three and nine months ended December 31, 2023 compared to the prior year periods, primarily due to continued softening demand for capital equipment, partially offset by an increase in revenues from consumables and services as well as price increases. Despite adverse macroeconomic factors, revenues from the division's consumables and services have remained strong during fiscal year 2024, with growth of 14.3% during the nine months ended December 31, 2023 compared to the prior year period.

Gross profit percentage for the three and nine months ended December 31, 2023 decreased 1% compared to the prior year periods primarily due to a decrease in overall revenues on a partially fixed cost base, partially offset by favorable product mix with a higher percentage of consumables and services.

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

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Revenues	$12,159	$10,773	13%	$34,948	$32,186	9%
Gross profit	7,212	5,740	26%	20,050	17,411	15%
Gross profit as a % of revenues	59%	53%	6%	57%	54%	3%

Calibration Solutions revenues increased 13% and 9%, respectively, for the three and nine months ended December 31, 2023 compared to the prior year periods, primarily due to the abatement of production difficulties and supply constraints that limited our ability to manufacture ordered quantities of certain products during the first nine months of fiscal year 2023. This abatement has allowed us to return to normal operations during fiscal year 2024, driving steady orders along with a reduction of past due backlog.

The Calibration Solutions division's gross profit percentage increased 6% and 3% for the three and nine months ended December 31, 2023, respectively, compared to the prior year periods, primarily due to increased revenues on a partially fixed cost base and favorable product mix.

Operating Expense

Operating expense increased 14% for the three months ended December 31, 2023 compared to the prior year period. Excluding expenses related to the acquisition and integration of GKE ($770 of acquisition and integration related costs and $1,456 of operating expenses attributable to GKE), operating expenses would have increased 6% for the three months ended December 31, 2023. We decreased our estimate of bonus payouts in both the third quarter of fiscal year 2023 and the third quarter of fiscal year 2024 based on company performance; the reduction was approximately $1,000 greater in the third quarter of fiscal year 2023.

Operating expense remained consistent for the nine months ended December 31, 2023, primarily as a result of lower stock-based compensation expense attributable to the timing of award grants in fiscal year 2024. Additionally, cost savings from our strategic cost containment activities following the loss of Sema4 and from the reduction in force in our Biopharmaceutical Development division in the third quarter of fiscal year 2024 reduced our operating expenses. Excluding the GKE acquisition, operating expense would have decreased approximately 3% for the nine months ended December 31, 2023.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Selling expense	$9,737	$8,437	15%	$28,363	$27,660	3%
As a percentage of revenues	18%	16%	2%	18%	17%	1%

Selling expense for the three and nine months ended December 31, 2023 increased 15% and 3%, respectively, compared to the prior year periods, primarily as a result of increased marketing efforts, our implementation of Salesforce in certain divisions and backfilling select open positions in our Biopharmaceutical Division, partially offset by lower commissions on lower revenues in fiscal year 2024 to date. Excluding the GKE acquisition, selling expense for the three and nine months ended December 31, 2023 would have increased 12% and 2%, respectively.

General and Administrative Expense

Labor costs, non-cash stock-based compensation and non-cash amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
General and administrative expense	$19,438	$16,129	21%	$55,024	$54,543	1%
As a percentage of revenues	36%	30%	6%	35%	33%	2%

General and administrative expenses increased 21% and 1%, respectively, for the three and nine months ended December 31, 2023 compared to the prior year periods, largely due to the GKE acquisition. Acquisition and integration costs were $770 and $1,275, respectively for the three and nine months ended December 31, 2023, compared to $251 and $874, respectively, for the three and nine months ended December 31, 2022 related to the Belyntic and Agena acquisitions. Further, amortization of intangible assets acquired in the GKE acquisition resulted in $838 of non-cash general and administrative amortization expense. The third quarter of fiscal year 2023 also included a release in bonus expense resulting from a change in the estimated payout of the bonus. Increases in general and administrative expense for the three and nine months ended December 31, 2023 were partially offset by our general cost containment measures. Excluding GKE, general and administrative expenses would have increased 13% for the three months ended December 31, 2023 and would have decreased 1% for the nine months ended December 31, 2023.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Research and development expense	$4,294	$4,797	(10%)	$14,098	$15,486	(9%)
As a percentage of revenues	8%	9%	(1%)	9%	9%	-%

Research and development expenses decreased 10% and 9%, respectively, for the three and nine months ended December 31, 2023 compared to the prior year periods, primarily due to our cost containment efforts in fiscal year 2024, including the reduction in force related to our Biopharmaceutical Development division during the second quarter of fiscal year 2024 and due to the purchase of in-process research and development technology used to enhance an existing Sterilization and Disinfection Control division product offering during the first quarter of fiscal year 2023.

Nonoperating (Income) Expense, Net

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Nonoperating (income) expense, net	$(2,013)	$1,486	(235%)	$(475)	$2,915	(116%)

Nonoperating (income) expense, net for the three and nine months ended December 31,2023 is composed primarily of gains and losses on foreign currency transactions as well as interest expense and amortization of the debt issuance costs associated with the Notes and the Credit Facility. In addition, during the three months ended December 31, 2023, Mesa issued an intercompany loan denominated in U.S. dollars to our wholly owned subsidiary, Mesa Germany GmbH, to purchase GKE. As a result, nonoperating income increased for the three and nine months ended December 31, 2023 as we recorded net unrealized gains on foreign currency of $3,291 resulting from the movement of the euro against the U.S. dollar.

Income Taxes

	Three Months Ended December 31,		Percentage	Nine Months Ended December 31,		Percentage
	2023	2022	Change	2023	2022	Change
Income tax (benefit)	$(170)	$1,465	(112%)	$(653)	$(431)	52%
Effective tax rate	(8.7%)	76.5%	(85%)	206.6%	384.8%	(178%)

Our effective income tax rate was (8.7)% and 76.5% for the three and nine months ended December 31, 2023, respectively, and 206.6% and 384.8% for the three and nine months ended December 31, 2022, respectively. The effective tax rate for the three and nine months ended December 31, 2023 differed from the statutory federal rate of 21% primarily due to the share-based payment awards for employees and the effect of income generated in foreign jurisdictions. The change in our effective tax rate for the three and nine months ended December 31, 2023 compared to the prior period is primarily due to lower windfall benefits on stock option exercises.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income

Net income varies with changes in revenues, gross profit, and operating expense (and included $22,380 and $9,144 of non-cash amortization of intangible assets acquired in business combinations and stock-based compensation expense, respectively, for the three and nine months ended December 31, 2023).

Market-Based Awards

The performance-based restricted stock awards granted during the nine months ended December 31, 2023 included a market-based component.

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

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $74,172 and $75,616 as of December 31, 2023 and March 31, 2023, respectively. As of December 31, 2023 and March 31, 2023, we had $28,224 and $32,910, respectively, of cash and cash equivalents.

As of December 31, 2023, Notes with an aggregate principal amount of $172,500 were outstanding and $62,000 was outstanding under the Credit Facility. During the three months ended December 31, 2023, we borrowed a total of $71,000 under the Credit Facility to fund the majority of the acquisition of GKE. At our current interest rate, we expect to incur interest expense of approximately $4,464 per year on borrowings of $62,000 under the Credit Facility.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share during each of the quarters ended June 30, 2023, September 30, 2023, and December 31, 2023, as well as each quarter of fiscal year 2023.

In January 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 15, 2024, to shareholders of record at the close of business on February 29, 2024.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash provided by operating activities	$31,250	$15,464
Net cash (used in) investing activities	(81,732)	(8,468)
Net cash provided by (used in) financing activities	45,769	(28,936)

Cash flows from operating activities for the nine months ended December 31, 2023 provided $31,250. Net income and non-cash adjustments totaled $33,838 for the nine months ended December 31, 2023 compared to $34,588 for the nine months ended December 31, 2022. We generated $16,536 more cash from working capital in the nine months ended December 31, 2023 than in the nine months ended December 31, 2022, primarily due to higher collections on trade receivables and lower inventory purchases, as we were building safety stock during the nine months ended December 31, 2023 to mitigate supply chain risks. Cash used in investing activities for the nine months ended December 31, 2023 increased compared to the nine months ended December 31, 2022 primarily due to the acquisition of GKE. Cash provided by financing activities primarily resulted from a $71,000 total drawdown on the Credit Facility offset by $22,000 repaid during the nine months ended December 31, 2023 compared to $30,000 repaid on the Credit Facility for the nine months ended December 31, 2022.

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

On a consolidated basis, as of December 31, 2023, we had contractual obligations for open purchase orders of approximately $12,539 for routine purchases of supplies and inventory, the majority of which are payable in less than one year.

As part of the Belyntic acquisition, we agreed to pay $1,500 to the sellers if contractually specified patents related to the technology purchased are issued. We paid $188 to the Belyntic sellers during the three months ending December 31, 2023. We are committed to pay an additional $563 during the fourth quarter of fiscal year 2024, and we believe it is probable the remaining patents will be issued and we will pay the sellers in full within the next 12 months.

As part of the GKE acquisition consummated during the three months ended December 31, 2023, we have agreed to pay the GKE sellers approximately $9,500 of the acquisition price approximately 18 months following the acquisition, pending adjustments for potential indemnification losses that may arise. The liability is recorded as in Other long-term liabilities in our Condensed Consolidated Balance Sheets as of December 31, 2023.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstances. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2023, in the Critical Accounting Policies and Estimates section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Acquired Intangible Assets and Financial Condition

Fair values assigned to intangible assets acquired in the GKE acquisition were measured using Level 3 inputs. Material changes in our financial condition as of December 31, 2023 compared to March 31, 2023, including changes in acquired intangibles and other balances, are primarily attributable to the GKE acquisition.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, we present organic revenues growth (reported revenues growth excluding revenues from recent acquisitions), as a supplemental non-GAAP financial measure. We believe that presenting supplemental organic revenues growth facilitates comparability between current period and prior period information, and provides insight into Mesa’s short-term and long-term financial trends. We use organic revenue growth internally to forecast and evaluate Mesa’s operating performance, to compare revenues of current periods to prior periods, in our financial and operating decision-making, and for compensation purposes.

A reconciliation of organic revenues growth to total revenues growth is as follows:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022	Three Months Ended December 31, 2023	Three Months Ended December 31, 2022
Sterilization and Disinfection Control	18.8%	17.7%	(23.6%)	-%	(4.8%)	17.7%
Clinical Genomics	(19.5%)	(5.5%)	-%	(4.5%)	(19.5%)	(10.0%)
Biopharmaceutical Development	(19.0%)	(8.7%)	(0.1%)	-%	(19.1%)	(8.7%)
Calibration Solutions	12.9%	(7.3%)	-%	-%	12.9%	(7.3%)
Total Company	(1.5%)	(0.7%)	(7.1%)	(1.4%)	(8.6%)	(2.1%)

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022	Nine Months Ended December 31, 2023	Nine Months Ended December 31, 2022
Sterilization and Disinfection Control	9.0%	11.6%	(8.0%)	-%	1.0%	11.6%
Clinical Genomics (1)	(14.6%)	194.4%	-%	(204.4%)	(14.6%)	(10.0%)
Biopharmaceutical Development	(17.9%)	8.0%	(0.3%)	-%	(18.2%)	8.0%
Calibration Solutions	8.6%	(4.7%)	-%	-%	8.6%	(4.7%)
Total Company	(3.8%)	30.3%	(2.4%)	(26.8%)	(6.2%)	3.5%

(1)  GAAP Clinical Genomics revenues growth was 194.4% for the nine months ended December 31, 2022 due to a significantly shorter period of ownership during the nine months ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We face exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the functional currency of the applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using average exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Our Biopharmaceutical Development division is particularly susceptible to currency exposures since it incurs a substantial portion of its expenses in Swedish Krona, while most of the division's revenue contracts are in U.S. dollars and euros. Therefore, when the Swedish Krona strengthens or weakens against the U.S. dollar, operating profits are increased or decreased, respectively. As we continue to consummate acquisitions of companies with foreign operations or with functional currencies other than the U.S. dollar, our foreign currency exchange rate risk will increase. The effect of a change in currency exchange rates on our international subsidiaries' assets and liabilities is reflected in the accumulated other comprehensive income component of stockholders’ equity.

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate plus an applicable spread. Based on the balance outstanding as of December 31, 2023, we estimate that if interest rates increased 1 percentage point, we would incur approximately $620 of additional interest expense per year.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Remediation Status for Material Weaknesses in Internal Control Over Financial Reporting

Beginning during the three months ended June 30, 2023, we implemented our previously-disclosed remediation plans:

●	Fair Value Calculations - We obtained the services of a knowledgeable third-party valuation specialist to perform the fair value calculations for the Belyntic acquisition.
●	Goodwill Impairment Assessment - Members of Management with requisite knowledge performed a formal quarterly analysis of potential impairment triggers.

As a result of our control activities, we have concluded that the material weakness regarding fair value calculations was remediated as of June 30, 2023, and the material weakness regarding goodwill impairment assessments was remediated as of September 30, 2023. We will continue to perform formal quarterly impairment trigger analyses in future periods. We will likewise continue to utilize a valuation specialist with the requisite knowledge to perform valuations for all future acquisitions of businesses, as such acquisitions occur.

Changes in Internal Control Over Financial Reporting

The GKE acquisition was completed during the three months ended December 31, 2023. As such, the scope of our assessment of our internal control over financial reporting does not yet include GKE. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Other than the remediation measures discussed above, during the three and nine months ended December 31, 2023 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the nine months ended December 31, 2023, there were no material changes from the risk factors described in Part 1, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2023	38	138.39	-	162,486
November 2023	32	93.77	-	162,486
December 2023	28	138.33	-	162,486
Total	98	123.20	-	162,486

(1)

Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)	On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares; however, no shares have been purchased under the plan in any period presented. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

Item 5. Other Information

The following of our directors or officers entered into written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (each, a "trading arrangement") on the dates indicated:

Chief Executive Officer Gary Owens modified an existing trading arrangement on November 11, 2023. The trading arrangement is effective through April 2, 2024. The trading arrangement contemplates that Mr. Owens may exercise 5,000 non-qualified stock options and sell the resulting 5,000 shares of Mesa Labs' common stock, subject to certain conditions.

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

MESA LABORATORIES, INC.

(Registrant)

DATED: February 5, 2024	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 5, 2024	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer