Form 10-K
period 2024-03-31
MESA LABORATORIES INC /CO/
filed 2024-06-28
CIK 724004

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $547 million based upon the closing market price and common shares outstanding as of September 30, 2023.

The number of outstanding shares of the Registrant’s common stock as of June 24, 2024 was 5,408,988.

This document (excluding exhibits) contains 62 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after the close of the registrant's fiscal year.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this Report on Form 10-K which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product research and development, regulatory approvals, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and products, adequacy of capital resources and financing plans constitute forward-looking statements, competitive factors, tax rates and cost savings. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “seek,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including those discussed in Item 1A. “Risk Factors,” and elsewhere in this report. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I

Item 1. Business

In this Annual Report on Form 10-K, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company,” or "Mesa." Mesa was organized in 1982 as a Colorado corporation.

General

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare, and medical device industries. Mesa offers products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and Asia Pacific, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross profit margins.

We are headquartered in Lakewood, Colorado and our common stock is listed for trading on the Nasdaq Global Market (“Nasdaq”) under the symbol MLAB.

Our fiscal year ends on March 31. References in this Annual Report on Form 10-K (“annual report”) to a particular “fiscal year,” “year” or “year-end” mean our fiscal year.

Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building and delivering our products and services. By delivering the highest quality products and services possible, we are committed to protecting the communities we serve.

Our revenues come from product sales, which include consumables and hardware; as well as services, which include discrete and ongoing maintenance, calibration, and testing services. We grow our revenues organically by expanding our customer base and our product offerings, increasing sales volumes, and implementing price increases, as well as inorganically through acquisitions.

Our acquisition strategy is focused on businesses that complement our existing portfolio and those that expand our global presence further into life sciences tools and critical quality control solutions markets for regulated applications.

We focus on improving our operating efficiency through the Mesa Way, which is our customer-centric, lean based system for sustainably improving and operating the manufacturing and administrative aspects of our high-margin, niche businesses. The Mesa Way is based on four pillars:

–

Measure what matters: We use our customers’ perspectives to measure what matters most and to set high standards for performance. We manage to leading indicators whenever possible, which drives us to proactively avoid problems before they are apparent to our customers.

–	Empower Teams: We move decision making as close to the customer as possible and provide real-time communication forums to align the whole organization toward surpassing customer expectations.
–	Sustainably Improve: We leverage a common and proven set of lean-based tools to identify and prioritize opportunities and to enable change to be embraced and implemented.
–

Always Learn: We ensure that improvements are maintained, enabling us to raise performance expectations and repeat the cycle of improvement. Equally, this cycle strengthens the Mesa team by providing endless learning opportunities for our employees, and helps us become an employer of choice in our communities.

We hire, develop, and retain top talent capable of taking on new challenges using a team approach to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

Our Segments

We report our financial performance in four segments, or divisions: (1) Sterilization and Disinfection Control, (2) Clinical Genomics, (3) Biopharmaceutical Development, and (4) Calibration Solutions. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes, including steam, hydrogen peroxide, ethylene oxide, radiation, and other processes in the pharmaceutical, medical device, and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries.

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

Chemical indicators use a chemical reaction, generally evaluated by a color change, to assess sterilization conditions. Type 1 process indicators measure whether direct exposure to a sterilization process has occurred. Type 2 specific-use indicators test under a specific procedure, such as testing for air removal in a pre-vacuum steam sterilization cycle. Type 3 single-variable indicators test a single critical variable in a sterilization process, for example, whether a given temperature has been attained. Type 4 multivariable indicators measure two or more critical variables in a sterilization process and change color only, for example, when exposed to a given temperature for a specified period of time in a steam sterilization process. Type 5 integrating indicators respond to all critical process parameters. Type 6 emulating indicators respond to all critical process parameters for a specified sterilization cycle. Biological indicators and chemical indicators are often used together to monitor processes.

Cleaning indicators are used to assess the effectiveness of cleaning processes, including in washer-disinfectors and ultrasonic cleaners in healthcare settings. Cleaning is the critical first step performed prior to disinfection and sterilization. Debris left on an instrument may interfere with microbial inactivation and can compromise disinfection or sterilization processes. Our cleaning indicator products are manufactured either by inoculating a test soil onto a stainless-steel coupon or printing an ink, imitating a test soil, onto a plastic substrate. Test soils and inks are designed to mimic the challenge of removing blood and tissue from surgical instruments and evaluates the effectiveness of our customers' cleaning processes.

Our Bozeman, Montana and Waldems and Munich, Germany locations manufacture our Sterilization and Disinfection Control division products, which include, among others, our EZTest®, Apex®, GKE Clean-Record® Indicators, Simicon cleaning and disinfecting indicators, PCDs and other products. Our Bozeman, Montana facility provides sterility assurance testing services to dental offices in the United States and Canada. Sterilization and disinfection control products are disposable and are used on a routine basis, thus product sales are less sensitive to general economic conditions. We generate sales to end users through our direct sales personnel and independent distributors. Customers include industrial users involved in pharmaceutical and medical device manufacturing, hospitals, dental offices, and contract sterilization providers. Our sterilization and disinfection control products are used in highly regulated industries and compete on the basis of quality, flexibility, cost effectiveness and suitability for intended use.

Clinical Genomics

Our Clinical Genomics division develops, manufactures and sells highly sensitive, low-cost, high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing for a broad range of research applications in several therapeutic areas.

Using Clinical Genomics’ MassARRAY® system and our proprietary consumables, including chips, panels, and chemical reagent solutions, our customers can analyze DNA samples for inherited genetic disease testing, pharmacogenetics, oncology testing, infectious disease testing, doping and toxicology testing, and other highly differentiated applications for use in research. The MassARRAY® system couples mass spectrometry with end-point polymerase chain reaction ("PCR") methods, enabling highly multiplexed reactions under universal cycling conditions to provide accurate, sensitive, rapid genetic analysis.

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

In addition to the MassARRAY® system and related consumable products, Clinical Genomics also sells services, including equipment maintenance contracts and custom laboratory services.

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

Clinical Genomics sells its products and services predominantly to clinical research labs and contract research organizations, including large specialty, reference, and pathology labs, as well as to a variety of academic, hospital, and government facilities. The majority of revenues are derived from customers in the United States and China. Our Clinical Genomics products are manufactured in San Diego, California, primarily by assembling purchased subcomponents designed to our specifications into finished goods, and by processing and mixing reagents. Our Clinical Genomics products generate revenues through direct sales, and also through independent distributors in certain regions.

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

The Biopharmaceutical Development division sells two types of products: (1) protein analysis solutions, which are used to test for the existence or concentration of specific proteins in a sample, and (2) peptide synthesis solutions, which automate the synthesis of peptides from amino acids; both are primarily used in biopharmaceutical research, discovery and development, and bioprocessing applications. The division also sells service agreements to maintain instruments sold by the division.

Our Biopharmaceutical Development division develops and manufactures Gyrolab® xPand and Gyrolab xPlore™ hardware and software, as well as Gyrolab Bioaffy® consumable microfluidic disks (“CDs”), and Gyrolab kits and Rexxip® buffers for protein analysis in Uppsala, Sweden, while PurePep® Chorus and Symphony® instruments for peptide synthesis are developed and manufactured in Tucson, Arizona. Our PurePep® EasyClean products, a green chemistry solution to purify peptides, is a consumables product line within our peptide synthesis business.

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

In our fiscal year 2024, about 42% of our Biopharmaceutical Development revenues were from consumables used on a routine basis; sales of these products are less sensitive to general economic conditions. Approximately 32% of revenues were from more discretionary hardware purchases that are more sensitive to general economic conditions. The remainder of the division's sales relate to service and support agreements. Historically, hardware has comprised a greater portion of the division's revenues; softening demand for capital equipment across the biopharmaceutical industry resulted in a mix weighted more heavily toward our consumables during fiscal year 2024. We generate sales to end users through direct sales as well as through independent foreign distributors. Marketing activities include industry conferences, user meetings, educational webinars, and all forms of digital marketing, in addition to market sensing and capturing user requirements for new product roadmaps.

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

Peptide Synthesis

Our peptide synthesis solutions enable customers to automate the chemical synthesis of peptides used in the creation of peptide therapies, biomaterials, cosmetics, and general research. Our peptide synthesizers and related consumables, including our peptide purification consumables line, facilitate the ability to efficiently produce more complex and longer peptides with higher purity. Our synthesizers are designed to support regulatory compliance for end users. Customers of our peptide synthesizers include commercial and academic biopharmaceutical laboratories, as well as contract manufacturers of peptides.

Calibration Solutions

Our Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as environmental and process monitoring, dialysis, gas flow, air quality, and torque testing, primarily in medical device manufacturing, pharmaceutical manufacturing, laboratory, and hospital environments. Generally, our Calibration Solutions products are used for quality control, safety validation, and regulatory compliance. Our Lakewood, Colorado and Hanover, Germany facilities manufacture our Calibration Solutions products, which include continuous monitoring systems, dialysate meters and consumables, data loggers, gas flow calibration and air sampling equipment, and torque testing systems represented largely by the DialyGuard®, ViewPoint®, DataTrace®, DryCal®, and BGI brands.

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

We have a strong competitive position in North America but do not yet have meaningful presence in international markets. Key markets for our continuous monitoring systems are hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.

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

Customers that utilize our dialysate products include dialysis facilities, medical device manufacturers, and biomedical service companies. With technological advancements in dialysis machines that include built-in calibrators, our meters designed for clinicians are subject to considerable competition in the market. Refer to Item 1A. Risk Factors, “Changes to dialysis methods and equipment capabilities may decrease demand for our dialysis products and negatively impact our financial statements.”

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

Gas Flow Calibration and Air Sampling Equipment

We manufacture a variety of instruments and equipment for gas flow calibration and environmental air sampling. Our gas flow calibration instruments provide the precise standards required by laboratories and industry for the design, development, manufacture, installation and calibration of various gas flow meters and air sampling devices. Our flow calibrators are used by professionals in many industries, including (1) industrial hygienists and environmental technicians, (2) calibration and research laboratories, (3) manufacturers who design, develop and manufacture gas flow metering devices, and (4) industrial engineering and manufacturing companies that utilize gas flow metering devices. We see expanded opportunities in gas flow calibration as markets that heavily use and measure process gas are growing. There is competition in gas flow calibration; however, our products are distinguished by their unique dry piston technology, accuracy and industry certifications.

In the air sampling area, our technology is used primarily for the determination of particulate concentrations in air as a measure of urban or industrial air pollution, and for industrial hygiene assessments. The primary products include air samplers, particle separators and pumps. While both the public and private sector continue to focus on air quality and its impact on the environment and the health of populations, technological advances in real-time monitoring have made the traditional air sampling market more limited. In the environmental area, our particle samplers were some of the first on the market and they were recognized early-on as “reference samplers” by the U.S. Environmental Protection Agency. This product has a competitive advantage in the market because our particle separation cyclones utilize the “federal reference method” for the measurement of PM2.5 in ambient air and are sold to many manufacturers of ambient particulate measurement instrumentation.

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

Other Matters Relating to our Business as a Whole

Acquisitions

Year ended March 31, 2024 Acquisition

We acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH on October 16, 2023, and upon approval by applicable Chinese regulators, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd. (“GKE China,” and, together with GKE GmbH and SAL GmbH, “GKE”), effective December 31, 2023 (the "GKE acquisition"). Total consideration for the acquisition was $87,187, net of cash and financial liabilities but inclusive of working capital adjustments. Of the total acquisition price, approximately $9,300, at March 31, 2024 exchange rates, will be held back for a period of 18 months from the acquisition closing date as security against potential indemnification losses. GKE develops, manufactures and sells a highly competitive portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE is included in our Sterilization and Disinfection Control ("SDC") division, and GKE's strengths in biologic indicators are complementary to SDC's strengths in biologic indicators, as chemical and biologic indicators are used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business. See Note 4. "Significant Transactions" in Item 8. Financial Statements and Supplementary Data for further information.

Year ended March 31, 2023 Acquisition

On November 17, 2022, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“Belyntic” or the “Belyntic acquisition”) for a total cash price of $6,450, of which $4,950 was paid on the date of acquisition. The remaining $1,500 is due to the Belyntic sellers as patent applications are approved (see Note 13. "Commitments and Contingencies" in Item 8. Financial Statements and Supplementary Data). The business complements our existing peptide synthesis business, part of the Biopharmaceutical Development segment, by adding a consumables line that can be used with the instruments we sell. These PurePep® EasyClean products are an environmentally conscious chemistry solution to purify peptides.

Year Ended March 31, 2022 Acquisition

On October 20, 2021, we completed the acquisition of 100% of the outstanding shares of Agena Bioscience, Inc. (“Agena” or “the Agena acquisition”) for adjusted cash consideration of $300,793. Agena is a leading clinical genomics tools company that develops, manufactures, markets and supports proprietary instruments and related consumables that enable genetic analysis for a broad range of research applications. The acquisition of Agena moved our business toward the life sciences tools sector and expanded our market opportunities, particularly in Asia. Agena’s operations comprise our Clinical Genomics segment.

Manufacturing and Materials

Most of the components, raw materials, and other supplies used in our product lines are available from a number of different suppliers. We generally maintain multiple sources of supply, but we are dependent on sole or limited sources for certain items, particularly in our Biopharmaceutical Division. We continue to emphasize reviewing our supply base and designs for limited source suppliers that might affect our ability to supply critical products to our customers. We also continue to work with our suppliers to understand existing and potential future supply chain conditions. See further discussion within Item 1A. Risk Factors, “We face numerous manufacturing and supply chain risks. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.”

Major Customers

No customer represented more than 10% of our accounts receivable or revenues for fiscal year 2024. Typically, no individual customer represents more than 10% of our consolidated accounts receivable or revenues.

Backlog

We define backlog as firm orders from customers for products and services where the order will be fulfilled within the next 12 months. Backlog as of March 31, 2024 and 2023 was approximately $25.5 million and $38.1 million, respectively. The decrease in backlog is primarily due to decreases in the Clinical Genomics division attributable to lower customer orders in the fourth quarter of fiscal year 2024 compared to the fourth quarter of fiscal year 2023 and, to a lesser extent, abated supply chain issues in our Calibration Solutions division during fiscal year 2024 which allowed us to fulfill previously outstanding orders, partially offset by the acquisition of GKE. Changes in our backlog are somewhat dependent upon the timing of large, recurring customer orders, which may be recognized to revenue over a period of up to twelve months, typically.

Research and Development

Research and development ("R&D") activities are primarily directed towards innovating new products and improving the quality and performance of our existing products or altering our current products to accommodate use of raw materials that are more readily available for purchase in our supply chain. Other R&D efforts seek to improve manufacturing efficiencies.

Intellectual Property

We own numerous patents, trademarks, and other proprietary rights, many of which are important to the various facets of our business. Where appropriate, we seek patent or other intellectual property protection for inventions and developments made by our personnel that are incorporated into our products or otherwise fall within our fields of interest. There can be no assurance, however, that any patent or other intellectual property will provide adequate protection for the technology, system, product, brand, service or process it covers. In addition, the process of preparing, applying for, obtaining and protecting patents and other intellectual property can be long and expensive, with no assurance that a patent or other intellectual property will ultimately issue. We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our proprietary position. Our products and services are sold under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. We do not believe that the loss of any one patent or other proprietary right would have a material adverse effect on our overall business or on any of our reporting segments.

Regulatory Matters

Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse, import and export control, product safety and efficacy, employment, privacy, government contracts acquisition regulations, and other areas.

We are required to comply with certain International Standard Organization (“ISO”) standards, United States Pharmacopeia standards and Food and Drug Administration (“FDA”) requirements in order to sell some of our products. Our biological indicators are developed and manufactured according to ISO 11138 (Sterilization of health care products – Biological indicators) and our chemical indicators are developed and manufactured according to ISO 11140 (Sterilization of health care products – Chemical indicators), under a quality system that complies with ISO 13485:2016 (Medical devices – Quality management systems – Requirements for regulatory purposes and, as applicable, 21 CFR 820 (Quality system regulation). Specific Calibration Solutions products are compliant under ISO 13485:2016, ISO 17025:2017, and certain 21 CFR 820 regulations. Our Biopharmaceutical Division’s Uppsala, Sweden and Tucson, Arizona facilities are ISO 9001:2015 certified. Clinical Genomics and GKE GmbH operate quality management systems which comply with the requirements of ISO 13485:2016. SAL GmbH operates a testing lab and quality management system in accordance with ISO 17025:2017 in Waldems, Germany.

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

On April 29, 2024 the FDA announced amendments to their regulations and announced a policy to phase out, over the course of four years, its general enforcement discretion approach for lab developed tests (“LDTs”). We are still assessing the impact the regulatory changes will have on our results of operations, which may impact certain future U.S. revenues in our Clinical Genomics division.

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

Human Capital Management

Our people are our greatest asset, and we are proud to outline the material aspects of our human capital program. As a company, our vision is to Protect the Vulnerable® and we believe that our vision is achieved in large part through the strength of our workforce. Every day, our talented employees strive to implement lean based tools to find ways to continuously improve our products and services so that we may better serve our customers and create value for all our stakeholders. We recruit top talent from all backgrounds using a combination of industry expert recruiters and recruiting tools to reach a diverse pool of candidates across race, gender, disability, and veteran statuses. We support employees with compensation, benefits and development programs aimed at ensuring employees are productive and engaged.

Employees

As of March 31, 2024, we had 736 employees (approximately 500 in the U.S.), of whom 345 are employed for manufacturing and quality assurance, 103 for research and development and engineering, 196 for sales and marketing, and 92 for administration. As our overall headcount has grown, we have continued to attract and retain high-performing, diverse employees at all levels of the organization. Our voluntary employee turnover decreased approximately 6.8 percentage points during fiscal year 2024 compared to fiscal year 2023, signaling improved employee satisfaction and engagement.

Talent

We seek to attract, develop and retain the best talent throughout Mesa. In recent years, we have invested heavily in our talent acquisition and development processes. We’ve implemented standardized assessment processes for candidate selection, created frameworks for formalized development and career paths, and developed mentoring systems. We’ve also strengthened our succession planning processes with annual talent reviews and actions.

Diversity and Inclusion

We are committed to diversity and inclusion (“D&I”), and we are always working to improve in this area. We continue to evolve our talent acquisition process to focus on diversity. We make efforts to work with vendors and to consider candidates for employment from underrepresented categories. Our global cloud-based human capital management platform enables us to more accurately track employee representation and identify how we can better enhance our diversity around the world.

Employee Engagement

We have established an engagement process where we leverage external expertise to develop a meaningful survey to assess what matters most to our employees. We develop plans and communication strategies to address our key findings through a collaborative process with our employee teams. Our goal is to drive consistent year over year improvement in engagement, which we believe will drive long-term career progression and company results. In addition to our engagement surveys, we utilize a variety of channels to facilitate open and direct communication with our employees, including: (i) quarterly town hall meetings with our executive team; (ii) internally maintained websites; and (iii) an anonymous whistleblower hotline that is advertised to our employees.

Total Rewards

We are intentional in providing fair and equitable compensation to all of our employees. Our compensation and benefits are competitive to market and create incentives to attract and retain employees. In determining merit increases, we evaluate individual performance—including measuring an individual's contribution to company goals and performing semi-annual performance reviews—to align financial incentives with individual contributions. Our compensation package includes market-competitive pay, cash bonuses, stock-based compensation to certain levels of employees, health care and retirement benefits, paid time off, paid caregiver leave, and 401(K) matching, among other benefits. Our total rewards program:

●	Enables effective business operations and performance by offering comprehensive total rewards that attract, retain, and motivate our employees and promote their overall wellbeing; and
●

Positions total direct compensation in a competitive range of the applicable market median in each jurisdiction, differentiated based on tenure, skills, and performance, and designed to attract and retain the best talent.

Health, Safety and Wellness

The health, safety and wellness of all employees is a top priority at Mesa:

●	We deeply embed our environmental, health and safety functions within our operations and business teams to ensure top priority and focus.
●	We sponsor a variety of health and wellness programs designed to enhance the physical and mental well-being of our employees around the world; and
●	Our Employee Assistance Program provides employees and their families access to mental health, stress management and other support resources essential to navigating life changes and challenges.

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

Our business is sensitive to general economic conditions. Slow or disrupted global economic growth, heightened inflation, volatility in the currency and credit markets, labor availability constraints, reduced levels of capital expenditures, changes or anticipation of potential changes in government fiscal, tax, trade and monetary policies (including as a result of upcoming elections in the U.S.), changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration or government shut-downs, austerity measures, sovereign debt defaults, continuing elevated interest rates, and other challenges that adversely affect the global economy could adversely affect us and our distributors, customers and suppliers, including by:

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

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our quarterly revenues and profits depend substantially on the volume and timing of orders received during the quarter, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial results. Certain of our businesses’ demand depends on customers’ capital spending budgets as well as government funding policies and interest rates, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these entities. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, changes in distributor or customer inventory levels, or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

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

In order to compete effectively, we must maintain relationships with key customers, continue to grow our business by establishing relationships with new customers, develop new products and services to maintain and expand our brand recognition, and penetrate new markets, including in high growth markets. Our failure to compete effectively or pricing pressures resulting from competition may adversely impact our results of operations.

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

Our success depends largely upon the continued service of our employees and our ability to attract, retain and motivate personnel, some of whom work in competitive labor markets, particularly Bozeman, Montana. Loss of key personnel or our inability to hire and retain personnel could materially adversely affect our manufacturing efforts, harm our ability to meet compliance requirements, and increase backlog.

Adverse changes in our relationships with, or the financial condition, performance, purchasing patterns or inventory levels of, distributors and other channel partners could adversely affect our financial statements.

We sell a significant number of products to distributors and other channel partners that have valuable relationships with customers and end-users. Some of these distributors and other partners also sell our competitors’ products or compete with us directly. Adverse changes in our relationships with these distributors and other partners, or adverse developments in their financial condition, performance or purchasing patterns, could adversely affect our business and financial statements.

The levels of inventory maintained by our distributors and other channel partners, and changes in those levels, can also negatively impact our results of operations in any given period. In addition, the consolidation of distributors could adversely impact our business and financial statements. We cannot directly control the actions of our distributors. Our distributors may not comply with export laws or follow the terms of the distribution agreements which require compliance with export laws, which could have legal or financial implications for us.

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

Our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the United States. Global enforcement of anti-corruption laws has increased in recent years. Our international operations, which often involve customer relationships with foreign governments, create the risk that there may be unauthorized payments or offers of payments made by employees, consultants, or distributors. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities, and negatively affect our reputation.

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

We purchase materials, components and equipment from third parties for use in our manufacturing operations. Our results of operations could be adversely impacted if we are unable to adjust our purchases to reflect changes in customer demand and market fluctuations. Suppliers may extend lead times, limit supplies or increase prices. If we cannot purchase sufficient products at competitive prices and of sufficient quality on a timely enough basis to meet demand, product shipments may be delayed, our costs may increase, or we may breach our contractual commitments and incur liabilities.

In addition, some of our businesses purchase certain required products from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. A shortage of components or key materials that comprise components used in our products could cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations. The supply chains for our businesses could be disrupted in the future by supplier capacity constraints, supplier bankruptcy or exiting of the business for other reasons, decreased availability of key raw materials or commodities and external events such as natural disasters, public health problems, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies.

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

Our manufacturing operations employ a wide variety of components and raw materials and other commodities, including metallic-based components, electronic components, chemicals, and plastics and other petroleum-based products. Prices for and availability of these components, and raw materials and other commodities have fluctuated significantly in the past, and more recently have increased. Any sustained interruption in the supply of these items could disrupt production, delay customer order fulfillments, and adversely affect our business. If we are unable to fully recover higher costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline, and our financial results could be adversely affected.

In addition, transportation costs have increased, which may reduce our gross profit margins unless and until we are able to pass the cost increases along to our customers.

Significant developments or uncertainties stemming from the U.S. administration, including changes in U.S. trade policies, tariffs and the reaction of other countries thereto could have an adverse effect on our business.

Changes, potential changes or uncertainties in U.S. social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, and development and investment in the territories and countries where we or our customers operate, or governing the health care system, can adversely affect our business and financial results. For example, trade tensions between the United States and China remain high, and each country has continued to impose significant tariffs on a wide range of goods imported from the other country. China accounted for approximately 12% of our sales during the year ended March 31, 2024. These factors have adversely affected, and in the future could further adversely affect, our business and financial results.

Geopolitical and macroeconomic pressures in the markets in which we operate may adversely affect our financial results.

Geopolitical issues around the world can impact macroeconomic conditions and could have a material adverse impact on our financial results. For example, the ultimate impact of military conflicts (such as the conflict between Russia and Ukraine or the conflict in Israel and the surrounding areas) on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services. While our sales to Russia, Ukraine and Israel have historically produced an immaterial amount of revenues and profitability compared to the overall company, we cannot predict the impact that the conflict or any other global conflict may have on future financial results.

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

Our Dialyguard product line accounts for approximately one-fourth of the revenues and one-third of the gross profit margin associated with our Calibration Solutions division. The majority of revenues in our Dialyguard business are associated with products used in dialysis clinics, while a smaller portion of our sales relate to in-home care. Technological advancements, such as dialysis machines that feature built-in dialysis calibration functionalities, have and may continue to adversely affect demand for our dialysis products.

We may be unable to efficiently manage our growth as a larger and more geographically diverse organization.

Our strategic acquisitions and the organic expansion of our commercial sales operations have increased the scope and complexity of our business. As a result, we face challenges inherent in efficiently managing a more complex business with an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs. Our inability to manage successfully a substantially larger and geographically more diverse (including from a cultural perspective) organization could materially adversely affect our operating results and financial statements.

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

The health care industry and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial results.

Participants in the health care industry and related industries have implemented, and are implementing, significant changes in an effort to reduce costs. Many of the end-users to whom our customers supply products rely on government funding of and reimbursement for health care products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), health care austerity measures in other countries and other potential health care reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Inflation Reduction Act of 2022 may subject certain products to government-established pricing, potentially impose rebates and subject manufacturers who fail to adhere to the government's interpretation of the law to penalties.

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

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risk resulting from acute changes (such as hurricanes, tornados, wildfires or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations and disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions, mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy) and/or increase disclosures with respect thereto. Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements.

Acquisition Risks

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

Our ability to grow revenues, earnings and cash flows at or above our historic rates depends in part upon our ability to identify and successfully acquire and integrate businesses at appropriate prices and realize anticipated synergies. We may not be able to consummate acquisitions at rates similar to the past, which could adversely impact our growth rate and our stock price. Promising acquisitions are difficult to identify and execute for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets, and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. Changes in accounting or regulatory requirements, or instability in the credit markets, or global crises that prevent travelling or other activities necessary for acquisitions could also adversely impact our ability to consummate acquisitions.

Our acquisition of businesses could negatively impact our financial results.

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

●

in connection with acquisitions, we may enter into post-closing financial arrangements such as purchase price adjustments, earn-out obligations and indemnification obligations, which may have unpredictable financial results; and

●

as a result of our acquisitions, we have recorded significant goodwill and intangible assets on our balance sheets. If we are not able to realize the value of these assets, we may be required to incur charges relating to the impairment of these assets, which could materially impact our financial results. We incurred such a charge as of March 31, 2024 as described below in “We may be required to recognize additional impairment losses for our goodwill and other intangible assets.”

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

We actively evaluate various strategic transactions on an ongoing basis, and in order to complete such transactions, we may need to seek additional financing. We may not be able to secure such financing on favorable terms, or at all. In addition, future acquisitions may require the issuance of additional equity securities, which may result in dilution to our stockholders, or the issuance of debt securities, which may subject us to financial risks and limits on our operations.

Legal, Regulatory, Compliance, and Reputational Risks

We are subject to lawsuits and regulatory proceedings.

We have been a defendant in a number of lawsuits, and in the future may become a party to a variety of litigation and regulatory proceedings, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, product liability, marketing matters, insurance coverage, competition and sales and trading practices, environmental matters, product retirement, personal injury, and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, divested businesses. Any of these lawsuits may include claims for compensatory damages, punitive and consequential damages or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damages or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to adjust loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial results in any given period. We cannot make assurances that our liabilities in connection with litigation and other legal regulatory proceedings will not exceed our estimates or adversely affect our financial results and business. Please see Note 13. “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.

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

We may be required to recognize additional impairment losses for our goodwill and other intangible assets.

As of March 31, 2024, the net carrying value of our goodwill and other intangible assets totaled $293.8 million after recording impairment losses of $274.5 million related to certain goodwill and finite-lived intangible assets in our Clinical Genomics division and related to goodwill in our Biopharmaceutical Development division during the fourth quarter of our fiscal year ended March 31, 2024. In accordance with generally accepted accounting principles, we periodically assess such assets to determine if they are impaired. Significant negative industry or economic trends, disruptions to our business, loss of key customers, strategic shifts in our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may further impair our goodwill and other intangible assets in the future. Our Clinical Genomics and Biopharmaceutical Development divisions have a heightened risk of future impairments if actual results differ significantly from our estimates; impairment losses resulted in a 0% cushion between the fair and carrying values of impaired reporting units within our Clinical Genomics and Biopharmaceutical Development divisions as of our January 1, 2024 impairment testing date. The carrying values of our reporting units generally decline over time as we amortize intangibles assets. The goodwill associated with our Clinical Genomics division and our Biopharmaceutical Development division's two reporting units (Immunoassays and Peptides) as of March 31, 2024 was $16.9 million, $32.8 million, and $13.7 million, respectively. Future impairment losses could result from changes in any assumptions, inputs, exchange rates, market factors and/or increases in the weighted average cost of capital in the future. Assumptions used in goodwill and intangible asset impairment tests include unobservable Level 3 inputs that are subject to uncertainty. Any additional losses relating to such impairments would adversely affect our financial statements in the periods recognized.

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

We have identified material weaknesses in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner or prevent fraud, which may adversely affect investor confidence in our financial reporting and adversely affect our business and operating results and the trading price for our common stock.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct an annual comprehensive evaluation of their internal control over financial reporting. Further, each year our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. Management concluded that as of March 31, 2024, our internal control over financial reporting was not effective. As described in "Part II, Item 9A — Controls and Procedures," we identified three material weaknesses in the design and operation of our internal control over financial reporting whereby:

i.	We did not have adequate supervision and review controls over complex technical accounting related to non-routine goodwill impairment transactions and related analyses.
ii.	During the GKE acquisition's measurement period, Management selected a useful life over which to amortize acquired customer relationships, but there was evidence that a longer useful life may be appropriate.
iii.

Certain controls related to change management and logical access controls related to our enterprise resource planning tool, part of our information technology general controls set, were not operating effectively for a portion of the year ended March 31, 2024.

The material weaknesses will only be considered remediated when we design and implement effective controls. See "Part II, Item 9A — Controls and Procedures," for our remediation plans.

We expect our remediation efforts to be effective, however, we can provide no assurance that they will be or that additional material weaknesses will not arise in the future. The existence of these material weaknesses and of any other ineffective controls over our financial reporting could have negative impacts including one or more of the following:

●	Restatement of previously filed financial statements;
●	Failure to meet our reporting deadlines (which among other consequences could result in a default of our outstanding debt obligations);
●	Loss of investor confidence;
●	Restrictions our ability to access capital markets;
●	Expenditure of significant resources to correct the deficiencies;
●	Negative impact on the trading price of our common stock.

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

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. The amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities, such as those audits described elsewhere in this report. If audits result in payments or assessments different from our reserves, our future results may include unfavorable adjustments to our tax liabilities and our financial results could be adversely affected. Any further significant changes to the tax system in the United States or in other jurisdictions (including changes in the taxation of international income as further described below) could adversely affect our financial results.

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

The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” where profits are claimed to be earned for tax purposes in low-tax jurisdictions, or payments are made between affiliates from a jurisdiction with high tax rates to a jurisdiction with lower tax rates. The OECD has released several components of its comprehensive plan to create an agreed set of international rules for addressing base erosion and profit shifting. As a result, the tax laws in the United States and other countries in which we do business could change on a prospective or retroactive basis, and any such changes could adversely affect our business and financial results.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise capital to repay the remaining principal amount of our 1.375% convertible senior notes due August 15, 2025 (the “2025 Notes”) at maturity or repurchase the notes in the event of a fundamental change, or to repay borrowings under our revolving credit facility, term loan, swingline loan, and letters of credit (together referred to as the "Credit Facility"), or if we incur more debt.

We incurred significant indebtedness in the amount of $172.5 million in the form of the 2025 Notes which mature on August 15, 2025, unless earlier converted. See Note 15. "Subsequent Events" in Item 8. Financial Statements and Supplementary Data for further information regarding our partial repurchases of the 2025 Notes following our fiscal year ended March 31, 2024. We also have a Credit Facility, under which we have incurred significant indebtedness, and under which we could borrow additional amounts under that at any time, incurring more debt.

At our option, we may settle the 2025 notes in shares of our common stock, cash, or a combination thereof. Holders of the 2025 Notes also have the right to require us to repurchase all or a portion of their 2025 Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the 2025 Notes) at a repurchase price equal to 100% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest, which could adversely affect our liquidity. In addition, if the 2025 Notes have not previously been converted or repurchased due to a decline in our share price, we may elect to repay or we may be required to repay the 2025 Notes in cash upon maturity. Our ability to make required cash payments in connection with conversions of the 2025 Notes, to repurchase the 2025 Notes in the event of a fundamental change, to repay or refinance the 2025 Notes, and/or to make required payments or refinance the Credit Facility at maturity will depend on market conditions and our future performance, which are subject to economic, financial, competitive, and other factors beyond our control. Our debt and related debt service obligations could have negative consequences, including requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, reducing our flexibility in planning for or reacting to changes in our business and market conditions, and exposing us to interest rate risk on variable rate debt. We could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability within the next twelve months, which would result in a material reduction of our net working capital.

In addition, our ability to repurchase or to pay cash upon conversion or at maturity of the 2025 Notes may be limited by law or regulatory authority. Our failure to repurchase Notes following a fundamental change as required by the applicable indenture would constitute a default under the indenture governing the Notes. A default under the indenture or agreements governing our future indebtedness, or failure to make required payments related to any of our indebtedness, could have a material adverse effect on our business, results of operations, and financial condition. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay indebtedness as required.

Additional stock issuances could result in significant dilution to our stockholders.

We may issue additional equity securities to raise capital, make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, stock options, or other equity incentive awards. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial. In addition, in March 2022 we entered a sales agreement with Jefferies LLC ("Jefferies") to sell shares of our common stock, from time to time, with aggregate gross sales proceeds up to $150.0 million through an at-the-market equity offering program under which Jefferies acts as our sales agent. Further, we may settle all or a portion of the 2025 Notes in shares or in cash. We include shares of common stock issuable upon conversion of the 2025 Notes in our diluted (loss) earnings per share to the extent such shares are not anti-dilutive. If we issue common stock or securities convertible into common stock for the above reasons, or any other reason, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our stock price may be volatile, which may subject us to a securities class action litigation.

The trading price of our common stock price may be volatile and could be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including:

●	general economic, industry and market conditions;
●	actions by institutional or other large stockholders;
●	the depth and liquidity of the market for our common stock;
●	volume and timing of orders for our products;
●	developments generally affecting life sciences tools companies;
●	the announcement of new products or product enhancements by us or our competitors;
●	changes in earnings estimates or recommendations by securities analysts;
●	investor perceptions of us and our business, including changes in market valuations of life sciences tools companies generally; and
●	our results of operations and financial performance.

In addition, the stock market in general, and the Nasdaq Stock Market and the market for products and devices sold into the pharmaceutical, medical and healthcare industries in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies, which have resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may cause the trading price of our common stock to decline, regardless of our actual operating performance. In the past, securities class action litigation has at times been brought against a company after a period of volatility in the market price of its common stock. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance Related to Cybersecurity Risks

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Our Board of Directors has delegated its responsibility for oversight of cybersecurity risks to our Audit Committee. In accordance with its charter, our Audit Committee is responsible for governing management’s review and assessment of our cybersecurity and other information technology risks, controls and procedures. Management's Business Information Services team provides the Audit Committee with quarterly updates on our cybersecurity program, detailing our monitoring and mitigation efforts. Mesa’s Audit Committee has two members with prior work experience overseeing or assessing a cybersecurity function. The Audit Committee briefs the full Board on cybersecurity matters regularly. We have established procedures to keep management and the Audit Committee informed about security incidents that could significantly impact the business.

Our information security program is led by our Information Security Manager, who has over ten years of cybersecurity experience, who in turn reports to our Vice President of Information Services, who has over 25 years of experience in the industry. The Information Security Manager regularly meets with our Business Information Services team, and as applicable, appropriate executive and Board of Directors personnel, to review our cybersecurity posture, the broader cybersecurity landscape, any identified cybersecurity incidents, our monitoring of cybersecurity risks through continuous mitigation efforts, and any anticipated enhancements to our policies, procedures and controls.

Cybersecurity Risk Management and Strategy

Our cybersecurity program, guided by industry standards, encompasses processes for the identification, assessment, and management of cybersecurity risks. We carry out regular risk assessments, supported by external vendors, to evaluate our cybersecurity program, pinpoint areas for enhancement, and devise strategies to mitigate cybersecurity risks. We perform ongoing security testing and have implemented a vulnerability management process to address identified security risks based on severity. An external vendor provides us with quarterly vulnerability scans, annual penetration tests, security tabletops, and an enterprise-wide annual security assessment to assess and validate our physical, technical, external, and administrative controls. Third parties that access, process, store or transmit our information or that have access to our systems may have and be subject to additional cybersecurity controls.

We maintain cybersecurity policies that articulate Mesa’s expectations and requirements with respect to topics such as acceptable use of technology and data, data privacy, risk management, education and awareness and event and incident management. Consistent with our position that cybersecurity is the responsibility of every Mesa team member, we regularly educate and share best practices to raise awareness of cybersecurity threats. Every year, associates in applicable job categories are required to take information security and protection training, and we conduct ongoing simulated testing to educate employees on phishing.

Our Information Security Manager and Business Information Services team oversee the day-to-day prevention, detection, mitigation, and resolution of cybersecurity risks, utilizing third-party security software and services. We also deploy processes and technologies to monitor security alerts from both internal and external sources, including information security research. In case of a confirmed security incident, we have a full incident response plan that includes engaging an incident handling team, guidance for determining materiality, and steps to respond, remediate, and recover from the security incident.

To date, risks from cybersecurity threats have not materially affected our business strategy, results of operations or financial condition. We can provide no assurance that there will not be cybersecurity incidents in the future or that such incidents will not materially affect us; however, based on available information as of the date of this annual report, we do not believe that such threats are reasonably likely to materially affect our business. We maintain a cybersecurity insurance policy and a retainer for third-party incident response services which may mitigate certain financial impacts of a cybersecurity incident, should one occur.

Item 2. Properties

As of March 31, 2024, we owned two facilities and both are material to our business: one in Lakewood, Colorado and the other in Bozeman, Montana. Both facilities are used for manufacturing and distribution, engineering, research and development, sales and marketing, and administration activities. Two of our four segments use the properties: Sterilization and Disinfection Control and Calibration Solutions. We have fourteen leased facilities used by our Sterilization and Disinfection Control (international), Clinical Genomics, and Biopharmaceutical Development divisions. The leased facilities are used for manufacturing, research and development, administration, and all other such business activities.

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

As of March 31, 2024, there were 60 holders of record of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, who hold their shares through banks, brokers or other financial institutions.

During the year ended March 31, 2024, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We made no repurchases of our common stock during the years ended March 31, 2024, March 31, 2023, or March 31, 2022. As of March 31, 2024, 137,514 shares remained available to repurchase pursuant to the repurchase plan.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Set forth below is a line graph comparing, for the period March 31, 2020 through March 31, 2024, the cumulative total shareholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index (b) the S&P Small Cap 600, and (c) a self-selected peer group, comprised of the following companies: Danaher Corp., Repligen Corp., Steris Corp., Utah Medical Products, Inc., Fortive Corp., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors, Inc., Onto Innovation Inc., Metler-Toledo International Inc., and Illumina, Inc. The graph shows the value on March 31 of each year, assuming an original investment of $100 in each on March 31, 2020 and reinvestment of cash dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(dollars in thousands, unless specified)

Overview

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare, and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and Asia Pacific, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross profit margins.

As of March 31, 2024, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions are described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

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

During fiscal year 2024, we completed the acquisition of GKE. GKE develops, manufactures and sells a highly competitive portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets.

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

General Trends

We are a global company with multinational operations. During our fiscal year 2024, approximately 51% of our revenues were earned outside of the United States. Since we serve a number of industries across a variety of global markets, we may be affected by world-wide, regional, or industry-specific economic or political factors, trends and costs associated with a global labor force, and increasing regulation. However, our diversity in industry, geography, and product and service offerings may limit the impact of changes in specific industry trends or local economic changes in our consolidated operating results. We actively monitor trends affecting industries we operate in, including by monitoring key competitors and customers and by staying abreast of changes to local economies and how they may affect our operations.

Overall, supply chain disruptions, labor shortages and resulting manufacturing difficulties that impacted business operations in fiscal year 2023 largely abated during fiscal year 2024, facilitating organic revenues growth in our Sterilization and Disinfection and Calibration Solutions divisions.

During fiscal year 2024, we completed the acquisition of GKE, which develops, manufactures and sells a highly competitive portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business. We began consolidating the results of GKE's operations into our financial statements in the third quarter of our fiscal year.

Several challenging macroeconomic factors existed during fiscal year 2024:

●

Softening of discretionary capital asset purchases across the life sciences tools market, with some abatement during the fourth quarter of fiscal year 2024, contributing to declines in our organic revenues growth in our Biopharmaceutical Development and Clinical Genomics divisions.

●

Economic slowdowns in China (partially attributable to the local government executing initiatives that may dissuade customers from making capital purchases of any kind) impacted our revenues, particularly in our Clinical Genomics division.

●

High interest rates resulting in expensive capital negatively impacting customer purchases and our overall profitability, particularly our Clinical Genomics and Biopharmaceutical Development divisions.

In response to decreased revenues growth, we took steps to preserve our financial model, implementing reductions in force and other cost savings initiatives in our Clinical Genomics and Biopharmaceutical Development divisions. We expect to realize incremental cost savings of approximately $4,000 from these initiatives in fiscal year 2025, of which approximately $900 will benefit cost of revenues and $3,100 will benefit operating expenses; however, the majority of these savings may be offset by higher performance-based payments such as bonus and sales commissions if we meet internal revenue growth targets. Management's efforts, coupled with the GKE acquisition, have allowed us to slightly increase our consolidated gross profit margin as a percentage of revenues. Overall, excluding impairment, our operating expenses remained flat during fiscal year 2024 compared to fiscal year 2023, despite the acquisition of GKE in fiscal year 2024.

A weakening or strengthening of foreign currencies against the United States dollar ("USD") increases or decreases our reported revenues, gross profit margins, and operating expenses, and impacts the comparability of our results between periods.

Results of Operations

Our results of operations and year-over-year changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8. Financial Statements and Supplementary Data (in thousands, except percent data). Refer to Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended March 31, 2023, filed on May 30, 2023, for a comparison of results of operations for the years ended March 31, 2023 and March 31, 2022.

During the fourth quarter of fiscal year 2024 we recorded total impairment losses of $274,533 related to goodwill in our Clinical Genomics and Biopharmaceutical Development divisions and related to intangible assets in our Clinical Genomics division as discussed further in "Impairment" below. In fiscal year 2025, we expect a net decrease in non-cash amortization expense of approximately $3,700 within costs of revenues and $6,800 within operating expenses in the Clinical Genomics division due to impairment losses reducing the carrying values of intangible assets.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2024	Year Ended March 31, 2023
Sterilization and Disinfection Control	$75,124	$64,609	1.9%	9.4%	71%	72%
Clinical Genomics	52,588	62,299	(15.6%)	(12.9%)	51%	52%
Biopharmaceutical Development	40,712	47,365	(14.3%)	3.8%	62%	64%
Calibration Solutions	47,763	44,807	6.6%	(4.4%)	58%	54%
Reportable segments	$216,187	$219,080	(5.6%)	0.6%	62%	61%

(a)	Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Reconciliations" below for further information and for a reconciliation of organic revenues growth to total revenues growth.

Our consolidated results of operations are as follows:

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$216,187	$219,080	$184,335	(1%)	19%
Gross profit	133,250	133,693	109,090	-%	23%
Operating expenses (excluding impairment losses)	130,792	130,373	104,388	-%	25%
Impairment losses	274,533	-	-	100%	-%
Operating (loss) income	(272,075)	3,320	4,702	(8,295%)	(29%)
Net (loss) income	$(254,246)	$930	$1,871	(27,438%)	(50%)

Reportable Segments

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device, and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries. Sterilization and Disinfection Control products are disposable and are used on a routine basis.

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$75,124	$64,609	$59,044	16%	9%
Gross profit	53,302	46,520	43,720	15%	6%
Gross profit as a % of revenues	71%	72%	74%	(1%)	(2%)

Sterilization and Disinfection Control revenues increased 16% for fiscal year 2024 compared to fiscal year 2023. The acquisition of GKE contributed $9,289 of revenues and $5,357 of gross profit to the Sterilization and Disinfection Control division during the year. GKE's gross profit as a percentage of revenues was 58% during fiscal year 2024, including $1,229 of amortization of the non-cash inventory step-up related to purchase accounting.

Excluding GKE, revenues in the Sterilization and Disinfection control division increased 2% in fiscal year 2024 compared to fiscal year 2023. Excluding $1,229 of amortization of the non-cash inventory step-up related to the GKE acquisition during fiscal year 2024, the Sterilization and Disinfection Control division's gross profit margin percentage was 73%. Fiscal year 2024 benefited from price increases and higher revenues on a partially fixed cost base.

Clinical Genomics

The Clinical Genomics division develops, manufactures and sells highly sensitive, low-cost, high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing for a broad range of research applications in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics, oncology related applications, and toxicology research.

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$52,588	$62,299	$32,840	(16%)	90%
Gross profit	27,078	32,485	11,941	(17%)	172%
Gross profit as a % of revenues	51%	52%	36%	(1%)	16%

Clinical Genomics revenues decreased 16% in fiscal year 2024 compared to fiscal year 2023, largely due to the loss of Sema4 as a customer in the third quarter of fiscal year 2023, as well as China's economic slowdown. Also contributing to the decline was the persistently high cost of capital, which strained our customers' ability to purchase the division's hardware. Excluding the loss of revenues to Sema4, revenues from our Clinical Genomics division would have been 9% lower during fiscal year 2024 compared to fiscal year 2023. We expect revenues in the Clinical Genomics division to remain flat in fiscal year 2025 as we begin executing a new strategy to cultivate sustainable long-term growth.

Gross profit percentage for the Clinical Genomics division decreased one percentage point for fiscal year 2024 compared to fiscal year 2023, primarily due to lower revenues on a partially fixed cost base, and to a lesser extent, unfavorable product mix, particularly decreases in sales of high-margin consumables products, partially offset by a decrease in non-cash amortization expense of $1,227 following the impairment of acquired intangible assets in fiscal 2024. We expect costs of revenues in the Clinical Genomics division to decrease by approximately $3,700 in fiscal year 2025 as a result of lower non-cash amortization expense subsequent to the impairment in fiscal 2024. During the fourth quarter of fiscal 2024, we appointed a new General Manager to oversee the Clinical Genomics division, with a goal of establishing business processes that will support long-term growth.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$40,712	$47,365	$45,579	(14%)	4%
Gross profit	25,400	30,340	28,605	(16%)	6%
Gross profit as a % of revenues	62%	64%	63%	(2%)	1%

Biopharmaceutical Development's revenues decreased 14% for fiscal year 2024 compared to fiscal year 2023, primarily due to continued softening demand for capital equipment, including our instruments, in the biopharmaceutical industry, with some abatement during the fourth quarter of fiscal year 2024. The decrease was partially offset by an increase in revenues from consumables and services, as well as price increases. Despite adverse macroeconomic factors, revenues from the division's consumables and services grew 10% compared to the prior year period.

Biopharmaceutical Development's gross profit percentage decreased two percentage points during fiscal year 2024 as a result of lower overall revenues on a partially fixed cost base, partially offset by favorable product mix.

Calibration Solutions

The Calibration Solutions division develops, manufactures and sells quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as environmental and process monitoring, dialysis, gas flow, air quality and torque testing, primarily in medical device manufacturing, pharmaceutical manufacturing, laboratory, and hospital environments.

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Revenues	$47,763	$44,807	$46,872	7%	(4%)
Gross profit	27,547	24,388	24,989	13%	(2%)
Gross profit as a % of revenues	58%	54%	53%	4%	1%

Calibration Solutions revenues increased 7% for fiscal year 2024 compared to fiscal year 2023, largely due to the abatement of production difficulties and supply constraints that limited our ability to manufacture ordered quantities of certain products during the first three quarters of fiscal year 2023. This abatement has allowed us to return to normal operations and growth during fiscal year 2024, driving orders growth, along with a reduction of past due backlog.

The Calibration Solutions division's gross profit percentage increased four percentage points in fiscal year 2024 compared to fiscal year 2023, primarily due to increased revenues on a partially fixed cost base.

Corporate and Other

Corporate and Other consists of unallocated corporate expenses and other business activities. Unallocated corporate expenses were $77, $40, and $165 for fiscal years 2024, 2023, and 2022, respectively, and were recorded in cost of revenues in the Consolidated Statements of Operations.

Operating Expense

Excluding impairment losses of $274,533, operating expenses for fiscal year 2024 were approximately flat compared to fiscal year 2023. Lower costs resulting from decreases in intangible asset amortization expense following impairment losses that reduced asset carrying values, lower bonus accruals, and lower stock compensation expense attributable to both performance outcomes and the timing of award grants during the year were partially offset by operating expenses incurred by GKE during fiscal year 2024, acquisition and integration costs related to GKE, and increased marketing efforts.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Selling expense	$38,625	$37,439	28,310	3%	32%
As a percentage of revenues	18%	17%	15%	1%	2%

Selling expense increased 3% for fiscal year 2024, primarily as a result of increased marketing efforts and implementation of a new customer management software in certain divisions, partially offset by lower commissions on lower revenues and lower recruiting and training costs in fiscal 2024. Excluding the GKE acquisition, selling expense would have increased 2% in fiscal year 2024 compared to fiscal year 2023.

General and Administrative Expense

Labor costs, non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
General and administrative, other than impairment of finite-lived intangible assets and goodwill	$72,867	$72,444	$60,311	1%	20%
As a percentage of revenues	34%	33%	33%	1%	-%

General and administrative expenses that affect the comparability of years presented:
General and administrative amortization of intangible assets, excluding GKE	19,284	22,025	18,000	(12%)	22%
General and administrative expense related to GKE operations	3,416	-	-	NA	NA
Costs incurred related to acquisitions and integrations of acquirees	2,235	1,142	1,244	96%	(8%)
Total general and administrative expenses that affect the comparability of years presented	24,935	23,167	19,244	8%	20%
Total general and administrative expenses, excluding expenses that affect the comparability of years presented	$47,932	$49,277	$41,067	(3%)	20%

General and administrative expenses, other than impairment of finite-lived intangible assets and goodwill, increased 1% for the year ended March 31, 2024; excluding amounts impacting comparability as presented in the table above, expense would have decreased approximately 3% in fiscal 2024 compared to fiscal 2023, largely due to the effect of our ongoing cost containment efforts which reduced personnel related costs, as well as lower bonus expense due to performance, and lower stock-based compensation expense attributable to both performance outcomes and the timing of award grants during fiscal year 2024.

Impairment

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Impairment of finite-lived intangible assets	$117,641	$-	$-	NA	NA
Impairment of goodwill	156,892	-	-	NA	NA
Total impairment losses	$274,533	$-	$-
As a percentage of revenues	127%	-%	-%	127%	0%

Impairment losses were recorded in our Clinical Genomics and Biopharmaceutical Development divisions in fiscal year 2024. The impairment losses are primarily the result of higher weighted average cost of capital, which decreases the fair value of businesses, as well as downward revisions of expected future performance compared to the expectations that existed at the time of our most-recent quantitative impairment analyses, specifically due to the effects of:

●	decreased spending on capital equipment in the biopharmaceutical and pharmaceutical markets as a whole;
●	persistent economic uncertainty in China throughout our fiscal year 2024;
●	persistently high interest rates decreasing our customers' purchases of capital equipment.

We also appointed a new general manager to lead the Clinical Genomics division. Immediately, new division management began restructuring the division, eliminating 17 positions, and began to implement an updated business strategy, which resulted in a downward revision of financial expectations for the coming years, particularly the next 1.5 – 2 years as we adjust our business strategy to better support long-term growth. See Note 6. "Goodwill and Intangible Assets, Net" in Item 8. Financial Statements and Supplementary Data for further information.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and third-party consultants.

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Research and development expense	$19,300	$20,490	$15,767	(6%)	30%
As a percentage of revenues	9%	9%	9%	-%	-%

Research and development expenses for fiscal year 2024 decreased 6% compared to fiscal year 2023, primarily due to our cost containment efforts in fiscal year 2024, including a reduction in force related to our Biopharmaceutical Development division during the second quarter of fiscal year 2024, lower third-party consulting costs, and lower bonus accruals in fiscal year 2024.

Nonoperating Expense, Net

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Nonoperating expense, net	$3,573	3,709	1,128	(4%)	229%

Nonoperating expense, net for fiscal year 2024 is composed primarily of interest expense and amortization of the debt issuance costs associated with the 2025 Notes and the Credit Facility. Interest expense related to the Credit Facility was approximately $909 higher in fiscal year 2024 compared to fiscal year 2023 due to higher outstanding balances for a portion of fiscal year 2024 related to borrowings used to fund the GKE acquisition, as well as higher interest rates. Increases in interest expense were partially offset by net unrealized foreign currency gains of approximately $1,440 resulting from the movement of the euro against the U.S. dollar related to a U.S. dollar denominated intercompany loan we issued to our wholly owned subsidiary, Mesa Germany GmbH, during fiscal year 2024 to fund the purchase of GKE.

Income Taxes

	Year Ended March 31,			Percentage Change
	2024	2023	2022	2024 vs. 2023	2023 vs. 2022
Income tax (benefit) expense	$(21,402)	$(1,319)	$1,703	1,523%	(177%)
Effective tax rate	8%	339%	48%	(331%)	291%

Our income tax rate varies based upon many factors, but in general we anticipate that on a go-forward basis, our effective tax rate will be approximately 25%, plus or minus the impact of excess tax benefits and deficiencies associated with share-based payment awards to employees (please see Note 12. “Income Taxes” within Item 8. Financial Statements and Supplementary Data) and purchase price accounting for any future acquisitions. The change in our effective tax rate during fiscal year 2024 is primarily due to impairment losses recorded in fiscal year 2024 and the related tax impacts and resulting valuation allowance established. Tax benefits and deficiencies associated with share-based payment awards to our employees have caused and, in the future, may cause large fluctuations in our realized effective tax rate based on timing, volume, and the nature of stock options exercised under our share-based payment program.

Net (Loss) Income

Net (loss) income varies with the changes in revenues, gross profit, and operating expenses. Net loss in fiscal year 2024 reflects, respectively, $274,533, $27,341, $4,233, and $11,936 of non-cash impairment losses on goodwill and finite-lived intangible assets, non-cash amortization of intangible assets acquired in a business combination, non-cash depreciation, and non-cash stock-based compensation expense.

Non-GAAP Reconciliations

Adjusted operating income (which excludes the non-cash impact of amortization of finite-lived intangible assets acquired in a business combination, depreciation, stock-based compensation, and impairment of goodwill and finite-lived intangible assets) and organic revenues growth (reported revenues growth excluding the impact of revenues growth from recent acquisitions) are used by management as supplemental performance measures in order to compare current financial performance to historical performance, to assess the ability of our assets to generate cash, and to evaluate potential acquisitions.

Adjusted operating income and organic revenues growth should not be considered alternatives to, or more meaningful than, net (loss) income, operating (loss) income, reported revenues growth, cash flow from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of operating (loss) income to adjusted operating income, a non-GAAP measure:

	Year Ended March 31,
	2024	2023	2022
Operating (loss) income	$(272,075)	$3,320	$4,702
Amortization of intangible assets acquired in a business combination	27,341	28,821	21,806
Depreciation of long-lived assets	4,233	4,313	3,262
Stock-based compensation	11,936	12,538	11,391
Impairment losses on goodwill and finite-lived intangible assets	274,533	-	-
Adjusted Operating Income (non-GAAP)	$45,968	$48,992	$41,161

The following table sets forth our reconciliation of total revenues growth to organic revenues growth, a non-GAAP measure:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2024	Year Ended March 31, 2023	Year Ended March 31, 2024	Year Ended March 31, 2023
Sterilization and Disinfection Control	16.3%	9.4%	(14.4%)	-%	1.9%	9.4%
Clinical Genomics	(15.6%)	89.7%	-%	(102.6%)	(15.6%)	(12.9%)
Biopharmaceutical Development	(14.3%)	3.9%	-%	(0.1%)	(14.3%)	3.8%
Calibration Solutions	6.6%	(4.4%)	-%	-%	6.6%	(4.4%)
Total Company	(1.3%)	18.8%	(4.3%)	(18.2%)	(5.6%)	0.6%

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, cash available from our Credit Facility and the Open Market Sale AgreementSM described below, and potential additional equity and debt offerings. We believe that cash flows from operating activities and potential cash provided by borrowings from our Credit Facility or funds from our Open Market Sale AgreementSM, when necessary, will be sufficient to meet our ongoing short-term and long-term operating requirements, scheduled principal and interest payments on debt, dividend payments, and anticipated capital expenditures.

Our more significant uses of resources have historically included acquisitions, payments on debt principal and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. We had $28,214 and $32,910 of cash and cash equivalents as of March 31, 2024 and 2023, respectively. Working capital is the amount by which current assets exceed current liabilities. We had working capital of $65,040 and $75,616 on March 31, 2024 and 2023, respectively.

As of March 31, 2024, aggregate principal of $172,500 was outstanding under our 2025 Notes and $50,500 was outstanding under the Credit Facility. During the third quarter of fiscal year 2024, we borrowed a total of $71,000 under the Credit Facility to fund the majority of the GKE acquisition, and we repaid $20,500 against that outstanding balance during the third and fourth quarters of fiscal year 2024. Subsequent to March 31, 2024, we repaid an additional $7,500.

Subsequent to our fiscal year end, in April 2024 we amended the terms of the Credit Facility. The amended Credit Facility has been modified to:

(i)	Extend the maturity of the Credit Facility to April 2029;
(ii)	Allow proceeds from the Credit Facility to be used to redeem some or all of the Company’s 2025 Notes;
(iii)	Include a $75,000 senior secured term loan facility, which is subject to principal amortization payments; and
(iv)	Make certain changes to the financial covenants.

In April 2024, we used the proceeds from the term loan to fund repurchases of $75,000 in aggregate principal amount of the 2025 Notes for an aggregate cash purchase price of $71,410, including accrued and unpaid interest. We expect to settle the remaining $97,500 aggregate principal amount of the 2025 Notes in cash upon maturity using cash from operations and borrowings under the Credit Facility's revolving line of credit.

We will be required to make quarterly principal payments on the $75,000 term loan borrowings as follows: $938 each quarter from June 30, 2024 to March 31, 2026; $1,406 each quarter from June 30, 2026 to March 31, 2028; and $1,875 each quarter from June 30, 2028 to March 31, 2029. The remaining unpaid balance will be due at maturity in April 2029; however, we anticipate that we will have the ability to refinance outstanding debt at that time, if necessary. We believe cash from operations will be sufficient to make all required quarterly principal payments and interest payments on our outstanding debt obligations.

At the interest rate in effect at the time of borrowing under the term loan, we would expect to incur interest expense of approximately $10,500 per year on borrowings of $50,500 under the revolving credit facility and $75,000 under the term loan. We expect to pay annual cash interest of approximately $1,350 related to the remaining 2025 Notes until maturity.

We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss related to concentrations of cash deposits.

In April 2022, we entered into an Open Market Sale AgreementSM pursuant to which we may issue and sell, from time to time, shares of our common stock with an aggregate value of up to $150,000. We have not sold any shares under this agreement to date.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require that we obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities; however, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share each quarter of the years ended March 31, 2024, 2023, and 2022.

In April 2024, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 14, 2024, to shareholders of record at the close of business on May 31, 2024.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows:

	Year Ended March 31,
	2024	2023	2022
Net cash provided by operating activities	$44,133	$27,983	$39,223
Net cash (used in) investing activities	(81,306)	(9,494)	(305,225)
Net cash provided by (used in) financing activities	32,836	(33,328)	52,576

Cash flows from operating activities for the year ended March 31, 2024 provided $44,133. We generated $23,085 more cash from working capital in fiscal year 2024 than in fiscal year 2023, primarily due to lower purchases of inventories in fiscal year 2024 compared to fiscal year 2023 when we were building safety stock to mitigate potential supply chain issues, and due to collections on receivables that were outstanding during the prior fiscal year. Net (loss) income and non-cash adjustments totaled $38,160 for fiscal year 2024 compared to $45,095 for fiscal year 2023. Cash used in investing activities was higher during fiscal year 2024 compared to fiscal year 2023 due to cash expended on the GKE acquisition, partially offset by corresponding costs related to the acquisition of Belyntic in fiscal year 2023. Cash provided by financing activities primarily resulted from a $71,000 draw on the Credit Facility partially offset by $33,500 repaid on previously outstanding balances and on the drawn amount, compared to $36,000 repaid on the Credit Facility in fiscal year 2023.

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

Purchase Accounting for Acquisitions

We account for all business combinations in which we obtain control over another entity using the acquisition method of accounting, which requires most assets (both tangible and intangible) and liabilities to be recognized at fair value at the date of acquisition. The excess of the purchase price over the fair value of acquired assets less liabilities is recognized as goodwill. We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses. These types of analyses require us to make and monitor assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and expected cash flow. For all material acquisitions, we engage external valuation specialists to aid management in preparing our fair value models. Certain adjustments to the assessed fair values of acquired assets or liabilities made subsequent to the acquisition date but within a one-year measurement period are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within earnings. We expense all costs as incurred related to an acquisition, such as legal and advisory fees, in general and administrative expenses.

Results of operations of acquired companies are included in our Consolidated Financial Statements from the date of the acquisition forward. If actual results are not consistent with our assumptions and estimates, or if our assumptions and estimates change due to new information, we may be exposed to further impairment losses, as described under "Acquired Intangible Assets, Impairment Testing" below. For the fiscal years ended March 31, 2024, 2023 and 2022, we acquired businesses for total net purchase prices of $87,187, $6,140, and $300,793, respectively.

Acquired Intangible Assets, Impairment Testing

Our business acquisitions typically result in the recognition of goodwill and other intangible assets, which affect the amount of future period amortization expense and impairment losses we may incur. During fiscal year 2024, we recorded impairment losses totaling $274,533 related to goodwill in our Clinical Genomics and Biopharmaceutical Development divisions and to finite-lived intangible assets in our Clinical Genomics division as described in Note 6. "Goodwill and Intangible Assets, Net" in Item 8. Financial Statements and Supplementary Data. Should the fair values of our reporting units or finite-lived intangible assets decline because of reduced operating performance, market declines, or other indicators of impairment, or as a result of changes in the discount rates, additional charges for impairment may be necessary.

Intangible assets with finite lives are amortized over their useful lives using the straight-line method, and amortization expense is recorded within cost of revenues or general and administrative expense in the Consolidated Statements of Operations. Impairment assessments over finite-lived intangibles are conducted if events or conditions indicate that asset carrying amounts may not be recoverable. Events or conditions indicating potential impairment include but are not limited to changes in the competitive landscape, any internal decisions to pursue new or different technology strategies, losses of significant customers, or significant changes in business performance or in the markets and industries we serve, including adverse changes in the prices paid for our products or changes in the size of the markets for our products. If impairment indicators are present, we determine whether the carrying value of the underlying intangible asset or asset group is recoverable through undiscounted estimated future cash flows. If the asset or asset group is not found to be recoverable, we estimate the asset's fair value using Level 3 inputs and discounted cash flow models and recognize impairment losses as necessary. If the estimate of an intangible asset’s remaining useful life is changed, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Goodwill is not subject to amortization. We test goodwill for impairment on an annual basis during the fourth quarter of each year as of January 1st, or more frequently if events and circumstances indicate it is more likely than not that the fair value of a given goodwill reporting unit is less than its carrying value. Events that would indicate impairment and trigger interim impairment assessments include but are not limited to: adverse current or expected economic, market, or industry-specific conditions, including a decline in our market capitalization; adverse changes or expected changes in business climate or in the operational performance of the business; adverse changes in legal factors; and adverse actions or assessments by a regulator. We monitor for indications of impairment throughout the year and perform qualitative and quantitative impairment tests as necessary based on quarterly preliminary assessments of our performance and any challenging circumstances and events. Our annual impairment tests typically begin with a qualitative assessment, and further quantitative assessments are performed if we determine it is more likely than not that the fair value is greater than the carrying amount. We also perform quantitative assessments of reporting units at least every five years, irrespective of whether any indicators exist that suggest a reporting unit may be impaired. Estimates of fair value require assumptions related to revenue and operating income growth rates, discount rates, weighted average cost of capital, and other factors. Different assumptions from those made in our analysis could materially affect projected cash flows and our evaluation of goodwill and finite-lived intangible assets for impairment.

As detailed in Note 6, "Goodwill and Intangible Assets, Net" within in Item 8, Financial Statements and Supplementary Data, we performed quantitative impairment tests of the Clinical Genomics division and both reporting units within the Biopharmaceutical Development division during fiscal year 2024. As a result, we recorded impairment losses related to goodwill and finite-lived intangible assets in the Clinical Genomics division and impairment losses related to goodwill in the Immunoassays reporting unit of the Biopharmaceutical Development division. Impaired reporting units were written down to their respective fair values, resulting in approximately zero excess fair value over carrying amount as of our testing date on January 1, 2024. The fair value of the Peptides reporting unit within our Biopharmaceutical Development division exceeded carrying value by approximately 36% as of our testing date, and no impairment losses were recorded for this reporting unit. The Clinical Genomics and Biopharmaceutical Development divisions have a heightened risk of future impairment losses if actual results differ significantly from our estimates, including if any changes in assumptions, inputs, market factors and/or increases in the weighted average cost of capital occur in the future. The Clinical Genomics division had $16,940 of goodwill as of March 31, 2024. The Biopharmaceutical Development division had $46,515 of goodwill as of March 31, 2024. The fair values of the Clinical Genomics and Biopharmaceutical Development divisions as a whole were $58,900 and $119,000, respectively, as of the date of our annual impairment testing.

Stock-based Compensation

We recognize compensation expense for equity awards over the vesting period based on the fair value of the awards at grant date. We use the Black-Scholes-Merton valuation model ("Black-Scholes") to estimate the fair value of our stock options. The Black-Scholes model requires assumptions to be made regarding our stock price volatility, the expected life of awards, and expected dividend rates. The volatility assumption and the expected life assumptions are based on our historical data. Compensation expense related to performance share awards is based in part on the estimated probability of achieving performance goals associated with particular levels of payout. We determine the probability of achievement of future levels of performance by comparing the relevant performance level with our internal estimates of future performance. Those estimates are based on a number of assumptions, and different assumptions may result in different conclusions regarding the probability of achieving future levels of performance relevant to the payout levels for the awards. Valuations for awards containing market conditions are prepared using a lattice model. Had we arrived at different assumptions of stock price volatility or expected lives of our options, or different assumptions regarding the probability of our achieving future levels of performance with respect to performance share awards, our stock-based compensation expense and results of operations could have been different.

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

On a consolidated basis, at March 31, 2024, we had contractual obligations for open purchase orders of approximately $18,400 for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year. See "Liquidity and Capital Resources" for information related to future required debt payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2023, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, filed with the Securities and Exchange Commission on May 30, 2023.

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

A hypothetical 10 percent increase in currency exchange rates compared to the U.S. dollar (U.S. dollar strengthening) would have resulted in an estimated $410 after tax decrease in net loss over a one-year period, excluding the impact of non-recurring impairment losses recorded in the euro, Swedish krona, and Chinese yuan in fiscal year 2024. Actual changes in market prices or rates may differ from hypothetical changes.

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate, plus an applicable spread. Based on our interest rate and balances outstanding as of March 31, 2024, we estimate that if interest rates increased 1 percentage point, we would incur approximately $505 of additional interest expense per year. Our risk with respect to interest rates has increased subsequent to the end of fiscal year 2024 due to our additional borrowings under the Credit Facility's term loan of $75,000 as of April 5, 2024, with an interest rate of 8.4% as of the date of the borrowing.

Inflation Risk

Inflation generally impacts us by increasing our costs of labor, materials, and freight. The rates of inflation experienced in recent years have not had a significant direct impact on our financial results, as inflationary cost increases have been offset by annual price increases. However, any price increases imposed may lead to declines in sales volume if competitors do not similarly adjust prices. Additionally, inflationary pressures may impact our customers' ability to purchase our products and services. We cannot reasonably estimate our ability to successfully recover any inflation cost increases into the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Mesa Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Laboratories, Inc. (the Company) as of March 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended March 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Our report dated June 28, 2024 expressed an opinion that the Company had not maintained effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Intangible Assets Acquired in the GKE Business Combination

As described in Note 4 to the financial statements, the Company acquired 100% of the outstanding shares of GKE for consideration of $87.2M during the year ended March 31, 2024. The transaction was accounted for as a business combination using the acquisition method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including intangible assets acquired primarily related to customer relationships and trademarks and trade name. The customer relationships were valued using a multi-period excess earnings income approach (a form of the income approach) that discounted expected future cash flows to fair value which utilize assumptions related to revenue projections, free cash flows and discount rates. The trademarks and trade name were valued using a relief from royalty method which utilizes assumptions related to revenue projections and royalty rates.

We identified the fair value of these intangible assets as a critical audit matter because auditing management's significant assumptions, including revenue projections, free cash flows, royalty rates, attrition rates and discount rates, in developing the estimates required a high degree of auditor judgment and increased audit effort, including the use of valuation specialists to assist in performing related procedures and evaluating the audit evidence obtained.

Our audit procedures related to the significant assumptions used by management in estimating the fair value of certain intangible assets included the following, among others:

●	Assessing the reasonableness of management’s revenue projections and free cash flows by:
●	Comparing the assumptions to the subsequent performance of the acquired company;
●	Evaluating the consistency of the assumptions with external market and industry data, and;
●	Comparing the revenue projections to historical company data to the extent practical.
●	Evaluating the reasonableness of management’s selection of comparable entities with similar operations and economic characteristics used in the determination of significant assumptions.
●	Evaluating the reasonableness of the selected attrition rates based on company specific and external market and industry data.
●	With the assistance of our valuation specialists, we assessed the Company's valuation methodologies and significant assumptions by evaluating the reasonableness of the discount rates and royalty rates by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.

Goodwill and Intangible Asset Impairments

As described in Notes 1 and 6 to the financial statements, the Company recognized impairment losses on goodwill and intangible assets of $156.9M and $117.6M, respectively, during the year ended March 31, 2024.

Management tests for goodwill impairment at the reporting unit level on an annual basis during the last quarter of its fiscal year as of January 1st, or more frequently if facts, events and circumstance indicate it is more likely than not that the fair value of a given reporting unit is less than its carrying value. Management estimates fair values in connection with quantitative impairment evaluations based on discounted cash flow and market multiple models which utilize assumptions related to revenue projections, estimated gross margins, discount rates and market multiples. Based on management’s testing, the Company recognized $118.7M and $38.2M of goodwill impairment within the Company’s Clinical Genomics reporting unit and within reporting units within the Biopharmaceutical Development segment, respectively.

Impairment assessments of finite-lived intangible assets are conducted if events or conditions indicate that the asset groups carrying amounts may not be recoverable. If impairment indicators are present, management determines whether the carrying value of the asset group is recoverable through undiscounted estimated future cash flows. If the asset group is determined not to be recoverable, management estimates the asset groups and individual assets fair value based on discounted cash flow and market multiples which utilize assumptions related to revenue projections, estimated gross margins, discount rates, attrition rates and royalty rates. Based on management’s testing, the Company identified $117.6M of intangible asset impairment within the Clinical Genomics segment.

We identified goodwill and intangible asset impairment assessments as a critical audit matter because auditing management's assessments, including the significant assumptions, involved a high degree of auditor judgment and increased audit effort, including the use of valuation specialists to assist in performing related procedures and evaluating the audit evidence obtained.

Our audit procedures related the goodwill and intangible asset impairment assessments included the following, among others:

●	Assessing the reasonableness of management’s forecast of future revenues and gross margins by comparing the future revenue growth rates and gross margins to historical company data and evaluating consistency with external market and industry data.
●	Evaluating the reasonableness of management’s selection of comparable entities with similar operations and economic characteristics.
●	Evaluating the reasonableness of the selected attrition rates based on company specific and external market and industry data.
●	With the assistance of our valuation specialists, we evaluated the reasonableness of the Company’s valuation methodologies and significant assumptions by:
●	Evaluating the reasonableness of the discount rate, royalty rates and market multiples of comparable companies by comparing the underlying source information to publicly available market data and verifying the accuracy of the calculations.
●	Evaluating the appropriateness of the valuation methods used by management, testing their mathematical accuracy, and evaluating the allocation of fair value methods used in the analysis.
●	Evaluating the reasonableness of the valuation of the reporting units based on a market capitalization reconciliation.

/s/ RSM US LLP

We have served as the Company’s auditor since 2023.

Los Angeles, California

June 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Mesa Laboratories, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited Mesa Laboratories, Inc.’s (the Company) internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the accompanying consolidated balance sheet of Mesa Laboratories, Inc. as of March 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for the year ended March 31, 2024, and the related notes to the consolidated financial statements (collectively, the financial statements) of the Company, and our report dated June 28, 2024, expressed an unqualified opinion.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management has excluded GKE GmbH, SAL GmbH, and Beijing GKE Science & Technology Co. Ltd. (together, “GKE”) from its assessment of internal control over financial reporting as of March 31, 2024 because GKE was acquired by the Company in a business combination in the third quarter of fiscal year 2024. We have also excluded GKE from our audit of internal control over financial reporting. GKE consists of wholly owned subsidiaries whose total assets and net income represent approximately 25% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended March 31, 2024.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management did not have adequate supervision and review controls over the complex accounting for significant and unusual transactions. Specifically, the supervision and review of the accounting for goodwill impairment and acquisitions, including the work performed by external advisors, was not designed to operate at a sufficient level of precision.

Management did not have adequate supervision and review controls over the determination of the useful lives of recently acquired intangible assets. Specifically, management selected a useful life for an acquired asset that was not consistent with the economic life used to value the asset.

Certain controls regarding user access and change management to the Company’s enterprise resource planning tool, a part of the information technology general controls (“ITGC”), were not operating effectively. This material weakness extended to automated and manual business process controls across the financial reporting and business transaction cycles which rely upon the affected ITGCs.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and this report does not affect our report dated June 28, 2024 on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ RSM US LLP

Los Angeles, California

June 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Mesa Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Laboratories, Inc. (the “Company”) as of March 31, 2023, the related consolidated statements of operations, comprehensive (loss), stockholders' equity, and cash flows for each of the years in the two-year period ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 1986 to 2023.

Denver, Colorado

May 30, 2023

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	March 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$28,214	$32,910
Accounts receivable, less allowances of $1,321 and $849, respectively	39,055	42,551
Inventories	32,675	34,642
Prepaid expenses and other	9,408	8,872
Total current assets	109,352	118,975
Noncurrent assets
Property, plant and equipment, net	31,766	28,149
Deferred tax asset	1,292	1,076
Other assets	10,538	10,373
Customer relationships, net	85,383	152,189
Intellectual property, net	15,701	46,400
Other intangibles, net	12,668	18,226
Goodwill	180,096	286,444
Total assets	$446,796	$661,832

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$6,041	$6,134
Accrued payroll and benefits	9,935	9,433
Unearned revenues	15,478	15,694
Other accrued expenses	12,858	12,098
Total current liabilities	44,312	43,359
Noncurrent liabilities
Deferred tax liability	19,780	34,028
Acquisition-related holdbacks	8,792	1,537
Other long-term liabilities	6,821	6,156
Credit facility	50,500	13,000
Convertible senior notes, net of debt issuance costs	171,198	170,272
Total liabilities	301,403	268,352
Stockholders’ equity
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,394,491 and 5,369,466 shares, respectively	343,642	332,076
(Accumulated deficit) retained earnings	(183,494)	74,199
Accumulated other comprehensive (loss)	(14,755)	(12,795)
Total stockholders’ equity	145,393	393,480
Total liabilities and stockholders’ equity	$446,796	$661,832

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended March 31,
	2024	2023	2022

Revenues
Product	$176,796	$180,520	$149,422
Service	39,391	38,560	34,913
Total revenues	216,187	219,080	184,335
Cost of revenues
Cost of products	57,200	60,937	54,747
Cost of services	25,737	24,450	20,498
Total cost of revenues	82,937	85,387	75,245
Gross profit	133,250	133,693	109,090
Operating expense
Selling	38,625	37,439	28,310
General and administrative, other than impairment of finite-lived intangible assets and goodwill	72,867	72,444	60,311
Research and development	19,300	20,490	15,767
Impairment of finite-lived intangible assets	117,641	-	-
Impairment of goodwill	156,892	-	-
Total operating expense	405,325	130,373	104,388
Operating (loss) income	(272,075)	3,320	4,702
Nonoperating expense
Interest expense and amortization of debt issuance costs	5,697	4,770	3,885
Other (income), net	(2,124)	(1,061)	(2,757)
Total nonoperating expense, net	3,573	3,709	1,128
(Loss) earnings before income taxes	(275,648)	(389)	3,574
Income tax (benefit) expense	(21,402)	(1,319)	1,703
Net (loss) income	$(254,246)	$930	$1,871

Net (loss) earnings per share
Basic	$(47.20)	$0.17	$0.36
Diluted	$(47.20)	$0.17	$0.35

Weighted-average common shares outstanding
Basic	5,386	5,321	5,212
Diluted	5,386	5,361	5,335

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive (Loss)

(In thousands)

	Year Ended March 31,
	2024	2023	2022

Net (loss) income	$(254,246)	$930	$1,871
Other comprehensive (loss)
Foreign currency translation adjustments	(1,960)	(16,461)	(12,450)
Comprehensive (loss)	$(256,206)	$(15,531)	$(10,579)

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2021	5,140,568	$317,652	$72,459	$16,116	$406,227
Exercise of stock options and vesting of restricted stock units	128,337	8,027	-	-	8,027
Tax withholding on restricted stock units	(3,278)	(875)	-	-	(875)
Dividends paid, $0.64 per share	-	-	(3,339)	-	(3,339)
Stock-based compensation expense	-	11,391	-	-	11,391
Foreign currency translation	-	-	-	(12,450)	(12,450)
Cumulative adjustment due to adoption of ASU 2020-06	-	(22,735)	5,684	-	(17,051)
Net income	-	-	1,871	-	1,871
March 31, 2022	5,265,627	313,460	76,675	3,666	393,801
Exercise of stock options and vesting of restricted stock units	108,737	6,997	-	-	6,997
Tax withholding on restricted stock units	(4,898)	(919)	-	-	(919)
Dividends paid, $0.64 per share	-	-	(3,406)	-	(3,406)
Stock-based compensation expense	-	12,538	-	-	12,538
Foreign currency translation	-	-	-	(16,461)	(16,461)
Net income	-	-	930	-	930
March 31, 2023	5,369,466	332,076	74,199	(12,795)	393,480
Exercise of stock options and vesting of restricted stock units	30,418	358	-	-	358
Tax withholding on restricted stock units	(5,393)	(728)	-	-	(728)
Dividends paid, $0.64 per share	-	-	(3,447)	-	(3,447)
Stock-based compensation expense	-	11,936	-	-	11,936
Foreign currency translation	-	-	-	(1,960)	(1,960)
Net (loss)	-	-	(254,246)	-	(254,246)
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(254,246)	$930	$1,871
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation of property, plant and equipment	4,233	4,313	3,262
Amortization of acquisition-related intangibles	27,341	28,821	21,806
Stock-based compensation expense	11,936	12,538	11,391
Impairment loss on goodwill and finite-lived intangible assets	274,533	-	-
Non-cash interest and debt amortization	926	907	1,029
Deferred taxes	(28,421)	(3,494)	128
Amortization of step-up in inventory basis	1,229	-	7,462
Other	629	1,080	(534)
Cash from changes in operating assets and liabilities:
Accounts receivable, net	4,940	(2,121)	(6,752)
Inventories	2,563	(10,182)	(1,045)
Prepaid expenses and other assets	211	(510)	(3,606)
Accounts payable	(97)	(1,545)	1,370
Accrued liabilities and taxes payable	(1,236)	(3,360)	255
Unearned revenues	(408)	606	2,586
Net cash provided by operating activities	44,133	27,983	39,223
Cash flows from investing activities:
Acquisitions, net of cash acquired and holdback liabilities	(78,739)	(4,950)	(300,793)
Purchases of property, plant and equipment	(2,567)	(4,544)	(4,432)
Net cash (used in) investing activities	(81,306)	(9,494)	(305,225)
Cash flows from financing activities:
Proceeds from the issuance of debt	71,000	-	70,000
Repayment of debt	(33,500)	(36,000)	(21,000)
Dividends paid	(3,447)	(3,406)	(3,339)
Proceeds from the exercise of stock options	358	6,997	8,027
Payment of tax withholding obligation on vesting of restricted stock	(728)	(919)	(875)
Other financing, net	(847)	-	(237)
Net cash provided by (used in) financing activities	32,836	(33,328)	52,576
Effect of exchange rate changes on cash and cash equivalents	(359)	(1,597)	(1,093)
Net (decrease) in cash and cash equivalents	(4,696)	(16,436)	(214,519)
Cash and cash equivalents at beginning of period	32,910	49,346	263,865
Cash and cash equivalents at end of period	$28,214	$32,910	$49,346

Cash paid for:
Income taxes	$4,591	$1,356	$3,048
Interest	$4,648	$3,485	$2,762

Supplemental non-cash activity:
Acquisition-related consideration held back against potential indemnification losses	$8,448	$-	$-
Contingent consideration from new acquisitions	$-	$1,190	$-

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

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare, and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and Asia Pacific, and by independent distributors in these areas as well as throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross profit margins.

As of  March 31, 2024, we managed our operations in four reportable segments, or divisions:

●

Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators which are used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes, including steam, hydrogen peroxide, ethylene oxide, radiation, and other processes in the medical device, pharmaceutical and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries.

●

Clinical Genomics - develops, manufactures and sells highly sensitive, low-cost, high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing for a broad range of research applications in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics, oncology related applications, and toxicology research.

●	Biopharmaceutical Development - develops, manufactures and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Protein analysis and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

●

Calibration Solutions - develops, manufactures and sells quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as environmental and process monitoring, dialysis, gas flow, air quality and torque testing.

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

Assets recognized or disclosed at fair value in the Consolidated Financial Statements on a nonrecurring basis are measured at fair value if determined to be impaired or if purchased pursuant to our acquisition of a business, including items such as inventory, property and equipment, operating lease assets, goodwill, and other intangible assets. Fair values assigned to assets acquired and liabilities assumed in acquisitions, except deferred revenues and certain other exceptions as defined by applicable accounting guidance, are measured using Level 3 inputs.

Revenue Recognition

Our revenues come from product sales, which include consumables and hardware, and services, which include discrete and ongoing maintenance, calibration, and testing services. Revenues are recognized when or as we satisfy our performance obligations under the terms of a contract, which occurs when control of the promised products or services transfers to our customers. We recognize the amount of consideration we expect to receive in exchange for transferring products or services to our customers (the transaction price) as revenue. For all revenue contracts, prices are fixed at the time of purchase and no price protections or variables are offered. The significant majority of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

We generally recognize revenues as follows:

Product sales: Our performance obligations related to product sales generally consist of the promise to sell tangible goods to distributors or end users. Control of these goods is typically transferred upon shipment, at which time our obligation to the customer is satisfied and revenue is recognized. Purchase orders typically provide evidence of an arrangement for product sales. Products sold include an assurance-type warranty which is accounted for as part of accrued warranty expense.

Services: We generate service revenues from discrete and ongoing maintenance, calibration, and testing services performed with respect to our physical products. For discrete services, our obligation to complete specified work is satisfied and revenue is recognized upon performance of the service. Obligations arising from ongoing service contracts in which we promise to stand ready to provide maintenance or other services on an as-needed basis for a certain period of time are satisfied by completing any services that are contractually required during the contract period, if requested by the customer, or simply by the passage of time if no services are requested. For ongoing service contracts, revenue is recognized on a straight-line basis over the life of the contract in a faithful depiction of our obligation to provide services over the contract period. Evidence of a service arrangement may be in the form of a formal contract or a purchase order.

Collectability is reasonably assured through our customer review process, and payment is typically due within 60 days or less.

We expense commission costs (typically our only significant incremental cost to obtain a contract) as incurred and to account for shipping and handling costs as fulfillment costs. The substantial majority of our contracts have original durations of one year or less, and we have elected not to disclose the expected timing or allocated transaction prices of future performance obligations such as obligations to perform maintenance and repair services. Additionally, we have elected to not assess whether a significant financing component exists when the period between when we perform our performance obligation and when the customer remits payment is one year or less. None of our contracts contained financing components as of or for the fiscal years ended  March 31, 2024 or 2023.

Contracts with customers may contain multiple obligations. For such arrangements, the transaction price is allocated to each obligation based on the estimated relative standalone selling prices of the promised products or services underlying each obligation. Standalone selling prices are based on the price at which the product or service would be sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines. In limited circumstances, for obligations with highly variable or unobservable standalone selling prices, we may assign standalone prices to obligations based on the residual transaction price after all observable standalone selling prices have been determined. Discounts may be approved at the time of purchase and are included within a contract’s fixed transaction price. Discounts are typically allocated to obligations included in the contract based on the standalone values of such obligations. All expected and actual consideration from customers is included in the transaction price.

Shipping and Handling

Payments made by customers to us for shipping and handling costs are included in revenues on the Consolidated Statements of Operations, and our expenses are included in cost of revenues. We account for shipping and handling costs arising from contracts with customers as fulfillment costs. Shipping and handling for inventory and materials we purchase is included as a component of inventory on the Consolidated Balance Sheets and is expensed to cost of revenues when products are sold.

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

Accounts Receivable and Allowance for Credit Losses

All trade accounts receivable are reported at net realizable value on the accompanying Consolidated Balance Sheets, adjusted for any write-offs and net of allowances for credit losses. Allowances for credit losses represent our best estimate and current expectation of future credit losses from trade accounts. We estimate credit losses based on historical information, current and expected future economic and market conditions, and reviews of the current status of customers’ trade accounts receivable. In circumstances in which we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. To mitigate credit risk, we consider the creditworthiness of new and existing customers, establish credit limits, and regularly review outstanding balances and payment histories. We may require pre-payments from customers under certain circumstances and may limit future purchases until payments are made on past due amounts.

We do not believe our trade accounts receivable represent significant concentrations of credit risk due to our diversified portfolio of individual customers and geographical areas.

Differences may arise between estimated and actual losses, which could materially affect the provision for credit losses and, therefore, net earnings. We recorded $790, $736, $304 and of expense associated with credit losses for the years ended March 31, 2024, 2023, and 2022, respectively.

Cash Equivalents

We classify any highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents; no cash equivalents are included on our Consolidated Balance Sheets as of March 31, 2024 or 2023.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory is recorded to cost of products upon sale using a weighted average costing methodology. Inventories purchased as part of a business combination are recorded at fair value. Our work in process and finished goods inventories include the costs of raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. We evaluate labor and overhead costs annually unless specific circumstances necessitate a mid-year evaluation for specific items.

We monitor inventory costs relative to selling prices and perform physical cycle count procedures on inventories throughout the year to determine if a lower of cost or net realizable value reserve is necessary. We estimate and maintain an inventory reserve as needed for such matters as excess or obsolete inventory, shrinkage, and scrap. This reserve may fluctuate as our assumptions change due to new information, discrete events, or changes in our business such as entering new markets or discontinuing a specific product; however, once inventory is written down, a new cost basis is established that is not subsequently written back up in future fiscal years.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation, except for assets acquired in acquisitions, which are recorded at fair value. Expenditures for major renewals and improvements that extend the life of the asset are capitalized, while expenditures for minor replacements, maintenance, and repairs are expensed as incurred.

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

At least annually, we evaluate and adjust as necessary the estimated useful lives of property, plant and equipment. Any changes in estimated useful lives are recorded prospectively. Estimated useful lives of significant classes of depreciable assets are as follows:

Category	Useful Lives in Years
Buildings and building improvements	40 (or less)
Manufacturing equipment	7 (or less)
Office, lab and other equipment, furniture and fixtures	7 (or less)
Computer equipment	3 (or less)
Leasehold improvements	Lesser of the economic life or the remaining term in the respective lease

Land is not depreciated and construction in progress is not depreciated until placed in service, at which time it is assigned a useful life consistent with the nature of the asset.

Leases

We determine whether contractual arrangements contain a lease at the inception of the arrangement. If a lease is identified in an arrangement, we recognize a right-of-use asset ("ROU") and liability on our Consolidated Balance Sheets and determine whether the lease should be classified as a finance or operating lease. We do not have any finance leases; our operating leases have remaining terms between two months and twelve years as of March 31, 2024. We do not recognize assets or liabilities for leases with original durations of less than 12 months, and our short-term leases are not material.

A contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent our right to use an underlying asset and are based upon the calculation of operating lease liabilities, adjusted for prepayments. Adjustments would also be made for accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets, none of which are present in any of our current lease contracts. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease, otherwise we use our incremental borrowing rate based on the information available at lease commencement. When we acquire a business, we generally retain the acquiree's classification of its leases, and we evaluate ROU assets and liabilities in accordance with ASC 842.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Lease expense is recorded in cost of revenues or selling, general and administrative, or research and development expense on our Consolidated Statements of Operations, depending on the nature of use of the underlying asset. Many of our leases include one or more renewal or termination options exercisable at our discretion, which are included in the determination of the lease term if we are reasonably certain to exercise the option. Renewal terms typically allow us to extend lease terms between 1 and 3 years. We have also entered into lease agreements that have variable payments related to certain indexes. Variable lease payments are recognized in the period in which those payments are incurred. All non-lease components are readily identifiable in our lease contract. We account for non-lease components separately from the lease component to which it is related.

Acquired Intangible Assets, Impairment Testing

Our goodwill and other intangible assets result from acquisitions of existing businesses. Intangible assets affect the amount of future amortization expense and possible impairment losses we may incur.

Intangible assets with finite lives are amortized over their useful lives using the straight-line method, and amortization expense is recorded within cost of revenues or general and administrative expense in the Consolidated Statements of Operations. Impairment assessments are conducted if events or conditions indicate that the carrying value of an asset or asset group may not be recoverable. Events or conditions indicating potential impairment include but are not limited to changes in the competitive landscape, any internal decisions to pursue new or different technology strategies, losses of significant customers, or significant changes in business performance or in the markets and industries we serve, including adverse changes in the prices paid for our products or changes in the size of the markets for our products. If impairment indicators are present, we determine whether the carrying value of the underlying intangible asset or asset group is recoverable through undiscounted estimated future cash flows. If the asset or asset group is not found to be recoverable, we estimate the asset's fair value using Level 3 inputs and discounted cash flow models and recognize impairment losses as necessary. If the estimate of an intangible asset’s remaining useful life is changed in response to impairment testing, the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life.

Acquired intangible assets deemed to have finite lives are amortized on a straight-line basis over their useful lives, generally ranging from three to fifteen years. We determine the useful lives of finite intangible assets based on the specific facts and circumstances related to each asset, and we evaluate the appropriateness of assigned useful lives at least annually. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and economic factors such as competition or specific market conditions.

Goodwill is not subject to amortization. We test goodwill for impairment as of January 1st each year, or more frequently if events and circumstances indicate it is more likely than not that the fair value of a given goodwill reporting unit is less than its carrying value. Events that could indicate impairment and that would trigger interim impairment testing include but are not limited to: adverse current or expected economic, market, or industry-specific conditions, including a decline in our market capitalization; sustained adverse changes or expected changes in business climate or in the operational performance of the business; adverse changes in legal factors; and adverse actions or assessments by a regulator. We monitor for indications of impairment throughout the year and perform qualitative and quantitative impairment tests as necessary based on quarterly preliminary assessments of our performance. Our annual impairment tests typically begin with a qualitative assessment, and further quantitative assessments are performed if we determine it is more likely than not that the fair value of a reporting unit is greater than the carrying amount. We also perform quantitative assessments of reporting units at least every five years, irrespective of whether any indicators exist that suggest a reporting unit may be impaired.

The fair value measurements used in testing intangible assets for impairment are typically based on discounted cash flow projection and market multiple models, using Level 3 inputs. See “Fair Value Measurements” for a description of input levels. Significant assumptions include, among others, the weighted average cost of capital, expected revenues growth, expected cash outflows, and terminal growth rates. In certain cases, management uses other market information when available to estimate fair value. Impairment losses are recognized through earnings and represent excess carrying value over estimated fair value.

During the fourth quarter of fiscal 2024, we recorded impairment losses related to goodwill and intangible assets totaling $274,533 in our Clinical Genomics and Biopharmaceutical Development divisions. See Note 6. “Goodwill and Intangible Assets, Net.”

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

Convertible Debt

Our convertible 1.375% Convertible Senior Notes due 2025 (the "2025 Notes") do not have material embedded derivatives and are recorded as long-term liabilities in our Consolidated Balance Sheets as of March 31, 2024. When the 2025 Notes are within one year of maturity, or when the criteria necessary for conversion as described in Note 8. “Indebtedness” have been met, the 2025 Notes will be reclassified as short-term liabilities. We may settle the 2025 Notes in shares of common stock or in cash, as the case may be. We apply the if-converted method to calculate the potentially dilutive impact of the 2025 Notes on net (loss) earnings per share. Debt issuance costs are amortized to bring the carrying value of the 2025 Notes to face using the effective interest method over the life of the indenture governing the 2025 Notes.

Stock-based Compensation

We issue shares in the form of stock options and full-value awards as part of employee and non-employee director compensation pursuant the Amended and Restated Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"). Our shareholders approved an amendment to the 2021 Equity Plan during fiscal year 2024, increasing the number of shares that can be issued under the plan from 330 shares to 660 shares. Some shares are fully vested and outstanding under our Mesa Laboratories, Inc. 2014 Equity Plan.

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

Stock options and service-based stock awards generally vest equally over a three year term and stock options generally expire after six years. Awards granted to non-employee directors generally vest one year from the grant date. We recognize stock-based compensation expense based on the fair value of stock awards at the grant date and recognize the expense over the related service period using a straight-line vesting expense schedule. The 2021 Equity Plan includes retiree provisions which result in the acceleration of stock-based compensation for expense for retiree-eligible participants. Compensation expense related to employees eligible to retire at grant date or during the award term is recognized on a straight-line basis between the grant date and the date of retirement eligibility, and the applicable retirees retain full rights to the awards upon retirement as per the plan provisions.

Expense for PSUs is recognized, net of estimated forfeitures, over the related service period using a straight-line vesting schedule when it is probable that performance goals will be achieved. Performance goals are determined by the Board of Directors and may include measures such as revenues growth and profitability targets. A portion of the PSUs include a market condition in the form of a relative total shareholder return "TSR" modifier, which adjusts the quantity of shares earned up or down by a maximum of 20% pursuant to a market-based measure of performance comparing Mesa's share price to a peer group over a three year period. Compensation expense on stock awards subject to performance conditions is recognized over the longer of the estimated performance goal attainment period or time vesting period. As of each reporting period, we estimate the number of PSUs expected to vest based on our current estimate of performance compared to the target metrics in the award documents and adjust for the relative TSR percentage, and if necessary, a cumulative-effect adjustment is recorded.

The grant date fair value of the PSUs with a relative TSR modifier is determined using the Monte Carlo simulation valuation model.

The fair value of RSUs and performance-based RSUs without a market condition are based on the closing price of Mesa's common stock on the award date, less the present value of expected dividends not received during the vesting period. RSUs we issue are equivalent to nonvested shares under the applicable accounting guidance.

The fair value of each granted stock option is estimated on the grant date using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of granted options reflect market conditions and our historical experience. We estimate expected forfeitures using a dynamic forfeiture model based on company specific historical data when determining the amount of stock-based compensation costs to recognize each period. The expected life of options represents the estimated period of time until exercise and is based on historical experience of similar awards for similar subsets of our employee population, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our own stock price over the period of time commensurate with the expected life of the award. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant for the estimated life of the stock option. The dividend yield assumption is based on our anticipated cash dividend payouts. To date, we have identified no instances in which an adjustment to our observable market price would be required compared to the closing price of Mesa's common stock on the award date as an input to our fair value calculations.

We allocate stock-based compensation expense to cost of revenues, selling, research and development, and general and administrative expense in the Consolidated Statements of Operations.

Net (Loss) Earnings Per Share

Basic net (loss) earnings per share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per share (“diluted EPS”) is computed similarly to basic EPS, except it includes the effects of potential dilution that could occur if dilutive securities vested, were exercised or converted. Potentially dilutive securities include stock options, RSUs and PSUs (collectively “stock awards”), as well as common shares underlying the 2025 Notes. Potentially dilutive securities are excluded from the calculation of diluted EPS in the event they are subject to performance conditions that have not yet been achieved or if they would otherwise be antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a loss; in such cases the inclusion of the potential common shares would have an antidilutive effect. See Note 10. “Net (Loss) Earnings per Share” for EPS calculations for the years ended March 31, 2024, 2023 and 2022.

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty, such as acquisitions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish a reserve for uncertain tax income positions unless we determine it is not more likely than not that such positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained. We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of general administrative expense. (See Note 12. “Income Taxes”).

Acquisition Related Contingent Consideration Liabilities

Acquisition related contingent consideration liabilities consist of estimated amounts due under various acquisition agreements and may be based on revenues growth, specified profitability growth metrics, or the attainment of milestones such as patent approvals. At each reporting period, we evaluate the expected future payments and any associated discount rates to determine the fair value of the contingent consideration. We adjust contingent consideration to fair value at each reporting period through general and administrative expenses in the Consolidated Statements of Operations. See Note 13. “Commitments and Contingencies” for information regarding existing contingent consideration liabilities as of  March 31, 2024.

In addition to contingent consideration liabilities, we may hold back a portion of the purchase price related to an acquisition as security against potential indemnification losses. Such holdbacks relate to circumstances that existed as of the date of acquisition, and as such they are not considered contingencies; however, amounts ultimately paid related to holdbacks may differ from the estimates management makes upon acquisition, depending upon whether pre-acquisition liabilities are identified during the holdback period.

Legal Contingencies

We are party to various claims and legal proceedings that arise in the normal course of business. We record an accrual for legal contingencies when we determine it is probable we have incurred a liability and can reasonably estimate the amount of the loss (See Note 13. “Commitments and Contingencies”).

Purchase Accounting for Acquisitions

We account for all business combinations in which we obtain control over another entity using the acquisition method of accounting, which requires most assets (both tangible and intangible) and liabilities to be recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of acquired assets less liabilities is recognized as goodwill. We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses, which rely heavily on Level 3 inputs. These types of analyses require us to make and monitor assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flow. For all material acquisitions, we engage external valuation specialists to aid management in preparing our fair value models. Certain adjustments to the assessed fair values of acquired assets or liabilities made subsequent to the acquisition date but within the measurement period are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within earnings. We expense all acquisition related costs, such as legal and advisory fees, as incurred in general, and administrative expenses in the Consolidated Statements of Operations.

Results of operations of acquired companies are included in our Consolidated Financial Statements from the date of the acquisition forward. If actual results are not consistent with our assumptions and estimates, or if our assumptions and estimates change due to new information, we may be exposed to additional losses. For the years ended March 31, 2024, 2023 and 2022, we acquired businesses for total net purchase prices of $87,187, $6,140, and $300,793, respectively.

Business Consolidation Costs

We estimate liabilities for business closure activities by gathering detailed estimates of costs and, if applicable, asset sale proceeds, for each business consolidation initiative. For a typical business consolidation initiative, we estimate costs of employee severance, impairment of property and equipment and other assets including estimating net realizable value, if necessary, accelerated depreciation, termination payments for contracts and leases, and any other qualifying costs related to an exit plan. Such charges represent our best estimates; however, they require assumptions about plans that may change over time. The estimated costs are grouped by specific projects within the overall exit plan and are monitored at each reporting period. Any subsequent changes to the original estimates are recorded in current earnings.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. It is not possible to accurately predict the future impact of such events and circumstances. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected in the near term:

●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions.
●	Estimates of the net realizable value of inventory.
●	Estimates regarding future financial performance and other inputs into fair value estimates related to impairment tests for goodwill and intangible assets that could result in additional future impairment losses.

We do not believe that there are any significant risks that have not already been disclosed in the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07 requires all annual disclosures currently required by Topic 280 to be included in interim periods and requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 on a retrospective basis. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statements.

In  December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024 (our fiscal year 2026), with early adoption permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statements.

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described above, they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

There have been no accounting pronouncements applicable to us that we were required to adopt or that we have elected to adopt during fiscal year 2024.

Note 2. Revenue

We develop, manufacture, market, sell and maintain life sciences tools and quality control instruments and related consumables.

Hardware sales include physical products such as instruments used for molecular and genetic analysis, protein synthesizers, medical meters, wireless sensor systems, data loggers, and process challenge devices. Hardware may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function.

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

Revenues from hardware and consumables are recognized upon transfer to the customer, typically at the point of shipment.

We also offer maintenance, calibration, and testing service contracts. These contracts result in revenues recognized over time, for example, when we are obligated to perform labor and replace parts on an as-needed basis over a contractually specified period, or at a point in time, upon completion of a specific, discrete service. In many cases, our contracts contain both revenues recognized over time and revenues recognized at a point in time.

We evaluate our revenues internally based on business division and the nature of goods and services provided.

The following tables present disaggregated revenues from contracts with customers for the years ended March 31, 2024, 2023 and 2022:

	Year Ended March 31, 2024
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$65,459	$36,086	$17,086	$2,345	$120,976
Hardware and Software	549	12,254	12,993	30,024	55,820
Services	9,116	4,248	10,633	15,394	39,391
Total revenues	$75,124	$52,588	$40,712	$47,763	$216,187

	Year Ended March 31, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$55,605	$43,374	$15,800	$3,062	$117,841
Hardware and Software	692	13,347	22,079	26,561	62,679
Services	8,312	5,578	9,486	15,184	38,560
Total revenues	$64,609	$62,299	$47,365	$44,807	$219,080

	Year Ended March 31, 2022
	Sterilization and Disinfection Control	Clinical Genomics (2)	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$50,311	$22,271	$15,551	$3,675	$91,808
Hardware and Software	700	6,726	21,651	28,537	57,614
Services	8,033	3,843	8,377	14,660	34,913
Total revenues	$59,044	$32,840	$45,579	$46,872	$184,335

(1) Beginning October 16, 2023, revenues of $8,214 from GKE GmbH and SAL GmbH are included in the Sterilization and Disinfection Control division. Revenues of $1,075 from GKE China are included in the Sterilization and Disinfection Control division beginning on January 1, 2024.

(2) Revenues in the Clinical Genomics division represent transactions subsequent to the acquisition of Agena Bioscience, Inc. on October 20, 2021.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in either unearned revenues or customer deposits, called contract liabilities. Short-term contract liabilities are included within unearned revenues in the accompanying Consolidated Balance Sheets, and long-term contract liabilities are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. The significant majority of our revenues and related receivables and contract liabilities are generated from contracts with customers with original expected durations of 12 months or less. Contract liabilities will be recognized to revenue as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2023	$16,098
Prior year liabilities recognized in revenues during the year ended March 31, 2024	(9,557)
Contract liabilities added during the year ended March 31, 2024, net of revenues recognized	9,145
Contract liabilities balance as of March 31, 2024	$15,686

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

The financial instruments that subject us to the highest concentration of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of  March 31, 2024.

As of March 31, 2024, we had outstanding $172,500 aggregate principal of 1.375% convertible senior notes due August 15, 2025, which we refer to as our 2025 Notes. We estimate the fair value of the 2025 Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period. The estimated fair value and carrying value of the 2025 Notes were as follows:

	March 31, 2024		March 31, 2023
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
2025 Notes	$171,198	$163,013	$170,272	$161,072

See Note 15. "Subsequent Events" for information related to our partial repurchase of the 2025 Notes in April 2024.

The Belyntic acquisition obligates us to pay contingent consideration of up to $1,500 cash upon regulatory approval of certain patent applications (see Note 13. "Commitments and Contingencies"). We estimate the fair value of the remaining contingent consideration using Level 3 inputs and a probability-weighted outcome analysis based on our expectations of patent approval leveraging our historical experience and expert input, and we adjust the estimated fair value at each reporting period through earnings. The fair value of the remaining contingent consideration was $571 as of  March 31, 2024, of which $436 is recorded in Other accrued expenses and $135 is recorded in acquisition-related holdbacks on the accompanying Consolidated Balance Sheets.

Amounts recognized or disclosed at fair value in the consolidated financial statements on a nonrecurring basis include the initial recognition and disclosure of most assets and liabilities purchased in business acquisitions and any related measurement period adjustments (see Note 4. "Significant Transactions"). Additionally, assets such as property and equipment, operating lease assets, goodwill and other intangible assets are adjusted to fair value if determined to be impaired. We recorded $274,533 of non-cash impairment losses to goodwill and other intangible assets during the fiscal year ended March 31, 2024 (see Note 6. "Goodwill and Intangible Assets, Net" for further information); no impairment losses were recorded during the years ended  March 31, 2023 or March 31, 2022. Fair values of such assets and liabilities require measurement using Level 3 inputs.

There were no transfers between the levels of the fair value hierarchy during the fiscal years ended March 31, 2024 and 2023.

Note 4. Significant Transactions

Acquisition of GKE

We acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH effective October 16, 2023, on which date we began including the entities as wholly owned subsidiaries in our consolidated financial statements. Upon approval by applicable Chinese regulators, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd. (“GKE China,” and, together with GKE GmbH and SAL GmbH, “GKE”), effective  December 31, 2023 (the "GKE acquisition"). GKE China is included as a wholly owned subsidiary in our Consolidated Balance Sheets as of  December 31, 2023, and we began consolidating the results of its operations on January 1, 2024.

GKE develops, manufactures and sells a highly competitive portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE is included in our Sterilization and Disinfection Control ("SDC") division, and GKE's strengths in chemical indictors are complementary to SDC's strengths in biologic indicators, as chemical and biologic indicators are used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business.

Total consideration for the GKE acquisition was $87,187, net of cash and financial liabilities and inclusive of working capital adjustments. Of the total acquisition price, approximately $9,300 at March 31, 2024 exchange rates is being held back for a period of 18 months from acquisition closing as security against potential indemnification losses. We funded the acquisition through a combination of cash on-hand and a total of $71,000 borrowed under our line of credit (See Note 8. "Indebtedness").

Allocation of Purchase Price

We accounted for the GKE acquisition as a business combination using the acquisition method of accounting. Under the acquisition method of accounting, the acquiree's identifiable assets acquired and liabilities assumed are recorded at their acquisition date fair values and are consolidated with those of the acquirer. The multi-period excess earnings method, a form of the income approach, was used to value acquired customer relationships, while the relief from royalty method was used to value acquired intellectual property and trade names. The non-compete agreements were valued using a probability-weighted estimate of the expected economic impact that would occur in the absence of the agreements. Significant judgments and estimates are required when performing valuations, including, among other assumptions, internal rates of return, revenue growth rates, customer attrition rates, and royalty rates, all of which are considered Level 3 inputs. We worked with external valuation experts to prepare the valuation using information obtained during due diligence and from professional valuation databases and other sources. These estimates were based on assumptions that we believe to be reasonable; however, actual results  may differ from these estimates.

The following table summarizes the allocation of the purchase price as of acquisition:

	Life (in years)	Amount
Cash and cash equivalents		$4,191
Accounts receivable (a)		2,252
Inventories (b)		4,730
Other current assets		176
Total current assets		11,349
Property, plant and equipment (c)		3,398
Other noncurrent assets		3,041
Intangible assets:
Customer relationships (d)	12	34,708
Intellectual property (d)	7	3,208
Trade names (d)	10	5,412
Non-compete agreements (d)	3	743
Goodwill (e)		48,850
Total assets acquired		$110,709
Accounts payable		11
Deferred tax liability		13,901
Other current liabilities		2,746
Long-term liabilities		2,673
Total liabilities assumed		19,331
Total purchase price, net of cash acquired		$87,187

(a)	Accounts receivable are expected to be collected. The carrying value of accounts receivable at acquisition approximates fair value.
(b)

Includes $2,414 of inventory step-up, which we expect to amortize within approximately one year from the acquisition date. During the period from October 16, 2023 to March 31, 2024, $1,229 of inventory step-up amortization was recorded to cost of revenues.

(c)

Includes $2,353 of fixed asset step-up, which will be amortized based on the underlying assets' expected lives. During the period from October 16, 2023 to March 31, 2024, $365 of property, plant and equipment step-up was recorded to depreciation expense.

(d)

 Acquired amortizable intangible assets are currently expected to be amortized on a straight-line basis over a weighted average period of 11.2 years. The identified intangible assets will be amortized on a straight-line basis over their useful lives, which approximates the pattern that assets' economic benefits are expected to be consumed. Amortization expense for customer relationships, trade names, and noncompete agreements will be expensed to general and administrative expense, and amortization expense for intellectual property will be expensed to cost of revenues. During the period from October 16, 2023 and March 31, 2024, $2,005 of amortization expense was recorded to general and administrative costs and $266 of amortization expense was recorded to cost of revenues in the Sterilization Disinfection Control division related to the GKE acquisition.

(e)

Acquired goodwill of $48,850, all of which is allocated to the Sterilization Disinfection Control division, represents the value expected to arise from the benefits of expanded market opportunities, particularly in the healthcare industry, as well as expected synergies and GKE's assembled workforce, none of which qualify as amortizable intangible assets. The goodwill acquired is expected to be deductible for U.S. taxes with respect to GILTI; the goodwill is not expected to be deductible for foreign tax purposes.

Acquisition related costs such as legal and advisory fees were approximately $835 during fiscal year 2024; these costs are not included as a component of consideration transferred, but are expensed in the periods in which the costs are incurred and are reflected on the Consolidated Statements of Operations in general and administrative expenses.

GKE's operations contributed $9,289 to revenues and $1,046 of net income (including $2,271 of non-cash amortization expense related to acquired intangible assets and $1,229 of non-cash inventory step up expense) to our consolidated results during the twelve months ended March 31, 2024.

Supplemental unaudited pro-forma information

Combined revenues from Mesa and GKE for fiscal years 2024 and 2023 would have been approximately $229,260 and $241,360, respectively, had the GKE acquisition occurred at the beginning of our prior fiscal year on April 1, 2022.

It is impracticable for us to disclose pro-forma net earnings information regarding the combined results of the operations of Mesa and GKE as if the acquisition had occurred at an earlier date. Prior to acquisition, GKE was a privately owned company with financial statements prepared on a statutory, rather than GAAP, basis, using a different fiscal year end than Mesa's. Certain financial information cannot be recreated for accurate financial results. For example, prior to Mesa's ownership, GKE accounted for inventory at an unburdened rate and performed only annual inventory counts, such that we cannot accurately estimate cost of goods sold. Additionally, all transactions occurring between the three GKE entities, which are substantial, were accounted for at arms-length prior to acquisition; we eliminated intercompany transactions from a revenue perspective above, but we do not have sufficient historical detail to eliminate intercompany cost of revenues accurately. As presentation of pro-forma net earnings information would require extensive estimation and could not be sourced from sufficiently factual information reasonably aligned with GAAP, it is impracticable for us to disclose pro-forma net earnings information.

Belyntic, GmbH

On  November 17, 2022, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“the Belyntic acquisition”) for a total cash price of $6,450, of which $4,950 was paid on the date of acquisition. The remaining $1,500 becomes due to the Belyntic sellers as patent applications are approved (see Note 13. "Commitments and Contingencies"). The business complements our existing peptide synthesis business, part of the Biopharmaceutical Development segment, by adding a new consumables line that can be used with the instruments we sell. The new PurePep® EasyClean products are an environmentally conscious chemistry solution to purify peptides. During the twelve months ended March 31, 2024, we recorded certain measurement period adjustments to reclassify amounts from intangible assets into goodwill. Our preliminary purchase price allocation was finalized as of  December 31, 2023.

Agena Bioscience, Inc.

On October 20, 2021, we completed the acquisition of 100% of the outstanding shares of Agena Bioscience, Inc. (“Agena” or “the Agena acquisition”) for adjusted cash consideration of $300,793. Agena is a leading clinical genomics tools company that develops, manufactures, markets and supports proprietary instruments and related consumables that enable genetic analysis for a broad range of research applications. The acquisition of Agena moved our business toward the life sciences tools sector and expanded our market opportunities, particularly in Asia. Agena’s operations comprise our Clinical Genomics segment.

Note 5. Leases

We have operating leases for buildings and office equipment used in manufacturing and distribution, engineering, research and development, sales and marketing, and administration activities. The following table presents the lease balances within the Consolidated Balance Sheets related to our operating leases:

Lease Assets and Liabilities	Balance Sheet Location	March 31, 2024	March 31, 2023
Operating lease ROU asset	Other assets	$9,671	$8,693
Current operating lease liabilities	Other accrued expenses	2,986	2,868
Noncurrent operating lease liabilities	Other long-term liabilities	6,613	5,752

The components of lease costs, the weighted average remaining lease term and the weighted average discount rate were as follows:

	Year Ended March 31,
	2024	2023
Operating lease expense	$3,453	$3,064
Variable lease expense	530	704
Total lease expense	$3,983	$3,768
Weighted average remaining lease term in years	4.6	3.3
Weighted average discount rate	4.1%	2.0%

Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2024	2023
Cash paid for amounts included in the measurements of lease liabilities	$3,392	$3,017
Operating lease assets obtained in exchange for operating lease obligations	4,265	1,426

Increases in operating lease right of use assets and lease liabilities are primarily due to the acquisition of GKE.

As of March 31, 2024 maturities of lease liabilities are as follows for future years ending March 31:

2025	$3,306
2026	2,721
2027	2,169
2028	444
2029	413
Thereafter	1,792
Future value of lease liabilities	10,845
Less: imputed interest	1,246
Present value of lease liabilities	$9,599

The maturity schedule above does not include discounted future minimum lease payments for leases not yet commenced of approximately $7,633 for manufacturing, office and warehouse facilities used by our Biopharmaceutical Development division in Uppsala, Sweden. The lease has a term of 10 years and is expected to commence during the first quarter of fiscal year 2025.

Note 6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill arises from the excess purchase price of acquired businesses over the fair value of acquired tangible and intangible assets, less assumed liabilities.

Changes in the carrying amount of goodwill were as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2022	$29,750	$135,914	$88,265	$37,237	291,166
Effect of foreign currency translation	(191)	49	(7,381)	(20)	(7,543)
Goodwill related to Belyntic acquisition	-	-	2,973	-	2,973
Measurement period adjustment, Agena acquisition	-	(152)	-	-	(152)
March 31, 2023	$29,559	$135,811	$83,857	$37,217	286,444
Effect of foreign currency translation	1,021	(130)	(32)	(6)	853
Impairment losses	-	(118,741)	(38,151)	-	(156,892)
Goodwill related to GKE acquisition	48,850	-	-	-	48,850
Measurement period adjustment, Belyntic Acquisition	-	-	841	-	841
March 31, 2024	$79,430	$16,940	$46,515	$37,211	$180,096

In the third quarter of fiscal year 2024, we completed the acquisition of GKE. See Note 4. “Significant Transactions” for further information.

During the fourth quarter of our fiscal year ended March 31, 2024, we recorded consolidated goodwill impairment losses of $156,892 related to our Clinical Genomics and Biopharmaceutical Development divisions.

For reporting units associated with our Clinical Genomics and Biopharmaceutical Development divisions, we performed quantitative impairment analyses over goodwill because declining revenues growth in both divisions indicated that the fair values of the businesses might have declined below their carrying values. We also performed quantitative impairment analyses on finite-lived intangible assets within those divisions. More information on the impairment losses is included in the “Impairment Losses” section below. We performed qualitative impairment tests over reporting units in our Sterilization and Disinfection Control and Calibration Solutions divisions and concluded that it was not more likely than not that the fair values of those businesses had declined below their carrying values.

Finite-Lived Intangible Assets

Other intangible assets were as follows:

	March 31, 2024			March 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$189,911	$(104,528)	$85,383	$238,247	$(86,058)	$152,189
Intellectual property	41,602	(25,901)	15,701	65,950	(19,550)	46,400
Other intangibles	19,559	(6,891)	12,668	24,793	(6,567)	18,226
Total	$251,072	$(137,320)	$113,752	$328,990	$(112,175)	$216,815

Amortization expense for finite-lived intangible assets acquired in a business combination was as follows:

	Year Ended March 31,
	2024	2023	2022
Amortization in cost of revenues	$6,052	$6,796	$3,806
Amortization in general and administrative	21,289	22,025	18,000
Total	$27,341	$28,821	$21,806

Other than amortization expense, the changes in finite-lived intangible assets from March 31, 2023 to March 31, 2024 primarily reflect impairment losses totaling $117,641 as further described below, additions of $44,071 related to purchase accounting for GKE as of the acquisition date, and foreign currency impacts. See Note 4. “Significant Transactions” for additional information related to our acquisition of GKE. All impairment losses related to finite-lived intangible assets were recorded in our Clinical Genomics division. Of the $117,641 impairment losses, $79,116 related to customer relationships, $28,531 related to patents and other technology-related propriety information, and $9,994 related to trademarks and trade names.

In addition to testing definite-lived intangible assets for impairment in our Clinical Genomics and Biopharmaceutical Development divisions, we also quantitatively tested trademarks and trade names which were previously identified as indefinite-lived intangible assets in our Biopharmaceutical Development division. We concluded the trademarks and trade names were not impaired; however, as of our impairment testing date on January 1, 2024, we have assigned a useful life of 10 years from the original acquisition date to these assets in response to increased pressures and risks in the biopharmaceutical industry resulting from macroeconomic influences. The trademarks and trade names will now amortize through October 2029, resulting in additional expected non-cash amortization expense of approximately $700 per year. We reassessed the remaining useful lives of our intangible assets in conjunction with our impairment testing and made no further material changes to our expectations of the remaining useful lives of our intangible assets because, while the value of certain assets has diminished since acquisition, the expected duration of their usefulness has not changed in response to the macroeconomic and other factors leading to the impairment losses.

The range of useful lives and weighted-average remaining useful lives of amortizable intangible assets as of March 31, 2024 were as follows:

	Approx. Est. Useful	Weighted Avg.
	Life	Remaining Life
Description	(Years)	(Years)
Customer Relationships	7 - 14	8.0
Intellectual Property	7 - 10	5.9
Other Intangibles	3 - 12	7.9

The following is estimated amortization expense for the years ending March 31:

Amortization
Year	Expense
2025	$17,788
2026	16,988
2027	16,328
2028	15,735
2029	15,182

Impairment Losses

In conjunction with our annual impairment testing, we engaged external valuation specialists to aid in performing recoverability tests, and ultimately fair value tests, over intangible assets in our Clinical Genomics division and both reporting units (Immunoassays and Peptides) of our Biopharmaceutical Development division. Fair value testing was performed by weighting Gordon Growth and Exit Multiple discounted cash flow models and guideline public company models (one-year forward multiples), relying on unobservable Level 3 inputs, including but not limited to, discount rates, expected useful lives, applicable competitors, and anticipated revenues growth and margins. Inputs were established through discussions between Management and our valuation specialists and are based on internal expectations for future performance, market indicators, and reputable valuation research resources. Impairment losses are recorded in either Impairment of finite-lived intangible assets or Impairment of goodwill in the accompanying Consolidated Statements of Operations. As of the date of our annual goodwill impairment testing, January 1, 2024, the total fair values of the Clinical Genomics and Biopharmaceutical Development divisions were $58,900 and $119,000, respectively. Impairment losses resulted in a 0% cushion between the fair and carrying values of our Clinical Genomics division and the Immunoassays reporting unit within our Biopharmaceutical Development division as of our January 1, 2024 impairment testing date. The fair value of the Peptides reporting unit within our Biopharmaceutical Development division exceeded carrying value by approximately 36% as of our testing date, and no impairment losses were recorded for this reporting unit. The goodwill associated with each of Clinical Genomics, Immunoassays, and Peptides reporting units as of March 31, 2024 was $16,940, $32,807, and $13,708, respectively. As such, the Clinical Genomics and Biopharmaceutical Development divisions are susceptible to further impairment losses in the future if actual results differ significantly from our estimates. Assumptions used in goodwill and intangible asset impairment tests include unobservable Level 3 inputs and estimates that are subject to uncertainty, such that there is a reasonable possibility that further impairment losses, which could be material to our consolidated financial statements, will occur in the Clinical Genomics and Biopharmaceutical Development divisions in the future.

We monitor each of our divisions for indicators of impairment on a quarterly basis. Several changes to the Clinical Genomics division occurred during the fourth quarter of fiscal year 2024 that were incorporated into our impairment analyses and contributed to the recognized impairment loss. First, we enacted changes in our management structure, whereby a new General Manager was assigned to lead the division. Immediately, the new manager began restructuring the division, eliminating 17 positions. Additionally, new division management began to implement an updated business strategy, which resulted in a downward revision of financial expectations for the coming years, particularly the next 1.5 – 2 years, but which will better position the division to achieve sustainable long-term growth. Additionally, in the fourth quarter of 2024, we lost two individually immaterial customer contracts as continued economic difficulties resulted in their bankruptcy. These internal changes, coupled with difficult macroeconomic conditions described further below ultimately contributed to the impairment losses recorded related to the Clinical Genomics division.

Throughout fiscal year 2024, we performed regular analyses comparing the results of the Biopharmaceutical Development division with our expectations at the time of purchase. Our analyses in the first three quarters of fiscal 2024 indicated that reporting units associated with the Biopharmaceutical Development division more likely than not were not impaired, in part because actual operating costs to date had been lower than were expected at acquisition. However, in the fourth quarter of fiscal year 2024, persistent difficult macroeconomic trends resulted in a downward revision of financial expectations for the coming years compared to when the division was acquired, ultimately resulting in a downward revision of previous forecasts of the division’s results, particularly after the division failed to meet our revenue expectations during the fourth quarter.

Conditions that negatively impacted both the Clinical Genomics and the Biopharmaceutical Development division included:

●	significant increases in discount rates used to value the reporting units due elevated risk-free rates and macroeconomic risk in the market;
●	macroeconomic factors, particularly in the biopharmaceutical and pharmaceutical markets, including decreased spending on capital equipment and consolidation of some served customers;
●	continued uncertainty in the wider macroeconomic environment, including persistently elevated interest rates compared to when the acquisitions were consummated; and,
●	macroeconomic uncertainty in China, which resulted in lower than expected capital equipment purchases;
●	continuing high interest rates limiting our customers’ spend on capital equipment.

The nature of our Sterilization and Disinfection Control and Calibration Solutions divisions makes them less sensitive to existing macroeconomic conditions, particularly since the product lines offered by these divisions do not require our customers to initially invest in high-dollar capital equipment to the same degree as in our Clinical Genomics and Biopharmaceutical Development divisions.

Note 7. Supplemental Balance Sheet Information

Significant changes in balance sheet amounts below are primarily attributable to the acquisition of GKE and related step-up amounts under purchase accounting. See Note 4. "Significant Transactions" for details.

Inventories consisted of the following:

	March 31, 2024	March 31, 2023
Raw materials	$18,335	$20,064
Work in process	1,256	617
Finished goods	13,084	13,961
Total inventories	$32,675	$34,642

In addition to sales of existing inventories, higher non-cash scrap expense in fiscal year 2024 contributed to the overall decrease in inventories, partially offset by the GKE acquisition and inventory purchases to meet current production needs.

Prepaid expenses and other consisted of the following:

	March 31, 2024	March 31, 2023
Prepaid expenses	$2,932	$2,498
Deposits	1,898	1,376
Prepaid income taxes	1,237	953
Other current assets	3,341	4,045
Total prepaid expenses and other	$9,408	$8,872

Property, plant and equipment consisted of the following:

	March 31, 2024	March 31, 2023
Land	$889	$889
Buildings and building improvements	23,480	22,005
Manufacturing equipment	19,540	14,481
Computer equipment	3,613	4,413
Other	5,383	4,394
Construction in progress	1,380	1,735
Gross total	54,285	47,917
Accumulated depreciation	(22,519)	(19,768)
Property, plant and equipment, net	$31,766	$28,149

Depreciation expense was as follows:

	Year Ended March 31,
	2024	2023	2022
Depreciation expense in Cost of revenues	$3,031	$3,163	$2,243
Depreciation expense in Operating expense	1,202	1,150	1,019
Total depreciation expense	$4,233	$4,313	$3,262

Accrued payroll and benefits consisted of the following:

	March 31, 2024	March 31, 2023
Bonus payable	$3,838	$4,461
Wages and paid-time-off payable	3,072	2,329
Payroll related taxes	1,956	1,982
Other benefits payable	1,069	661
Total accrued payroll and benefits	$9,935	$9,433

Other accrued expenses consisted of the following:

	March 31, 2024	March 31, 2023
Accrued business taxes	$5,557	$5,941
Current operating lease liabilities	2,986	2,868
Income taxes payable	1,615	992
Other	2,700	2,297
Total other accrued expenses	$12,858	$12,098

Note 8. Indebtedness

Credit Facility

On March 5, 2021, we entered into a four-year senior secured credit agreement that included 1) a revolving credit facility in an aggregate principal amount of up to $75,000 (the "Revolver"), 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time. The agreement also provided for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. On  October 5, 2023, we amended the terms of our four-year senior credit facility to increase the maximum principal amount available to us under the Revolver from $75,000 to $125,000. We refer to the agreement in whole as the “Credit Facility.”

Subsequent to the end of fiscal year 2024, on April 5, 2024, we further amended and restated the terms of the Credit Facility. The amended Credit Facility has been modified to:

(i)	Extend the maturity of the Credit Facility to April 2029;
(ii)	Allow proceeds from the Credit Facility to be used to redeem some or all of the Company’s 2025 Notes;
(iii)	Include a $75,000 senior secured term loan facility (the “Term Loan”), which is subject to principal amortization payments; and
(iv)	Make certain changes to the financial covenants.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread ranging from 1.5% to 3.5%, depending on our total net leverage ratio. The interest rate on borrowings under our line of credit as of March 31, 2024 was 7.2%.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio. We incurred unused commitment fees of $164 and $107 for the years ended March 31, 2024, and March 31, 2023, respectively. The balance of unamortized customary lender fees was $321 and $312 as of March 31, 2024 and 2023, respectively.

During the second quarter of fiscal year 2024, we borrowed a total of $71,000 under the Revolver to fund the majority of the GKE acquisition, and repaid $20,500 against that outstanding balance during the third and fourth quarters of fiscal year 2024. As of  March 31, 2024, the outstanding balance under our Credit Facility was $50,500. Subsequent to March 31, 2024, we repaid an additional $7,500 on our line of credit. We borrowed $75,000 under the Term Loan on April 5, 2024 at a rate of 8.4% as of the borrowing date, largely to fund the repurchase of a portion of the 2025 Notes. See Note 15. "Subsequent Events."

The financial covenants in the Credit Facility as amended include a maximum leverage ratio of 4.50 to 1.00 for the first five testing dates on which the line of credit is outstanding; 4.0 to 1.0 on each of the sixth, seventh, eighth, and ninth testing dates; and 3.5 to 1.0 on each testing date following the ninth testing date. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0 and a minimum senior net leverage ratio of 3.5 to 1. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  March 31, 2024, we were in compliance with all required covenants under the terms of the Credit Facility, both before and after the amendment and restatement.

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

Upon conversion, we will pay or deliver, as the case  may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The if-converted value of the 2025 Notes did not exceed the principal balance as of  March 31, 2024.

Immediately following completion of the amendment of the Credit Facility, on April 5, 2024, we entered into separate, privately negotiated purchase agreements (the “Purchase Agreements”) with a limited number of holders of our outstanding 2025 Notes. Pursuant to the Purchase Agreements, we purchased $75,000 in aggregate principal amount of the 2025 Notes for an aggregate cash purchase price of approximately $71,410, including accrued and unpaid interest. See Note 15. "Subsequent Events."

Debt issuance costs related to the 2025 Notes are comprised of commissions payable to the initial purchasers of $5,175 and third party offering costs of $255. The debt issuance costs are being amortized to interest expense using the effective interest method over the six-year contractual term of the 2025 Notes.

The net carrying amount of the 2025 Notes was as follows:

	March 31, 2024	March 31, 2023
Principal outstanding	$172,500	$172,500
Unamortized debt issuance costs	(1,302)	(2,228)
Net carrying value	$171,198	$170,272

We recognized interest expense on the 2025 Notes as follows:

	Year Ended March 31,
	2024	2023	2022
Coupon interest expense at 1.375%	$2,372	$2,372	$2,372
Amortization of debt issuance costs	926	907	890
Total	$3,298	$3,279	$3,262

The effective interest rate of the liability component of the 2025 Notes is approximately 1.9%.

As of  March 31, 2024, the 2025 Notes, net of unamortized debt issuance costs are classified as a long-term liability on our Consolidated Balance Sheets as the circumstances necessary for conversion were not satisfied as of the end of the period and the private repurchases contemplated by the Purchase Agreements had not yet occurred. The circumstances necessary for voluntary conversion were not met during fiscal year 2024.

Note 9. Stock Transactions and Stock-Based Compensation

(dollars and shares in thousands, except per share values)

Stock-Based Compensation

We issue shares in the form of stock options, RSUs and PSUs to employees and non-employee directors pursuant to the 2021 Equity Plan, and we have awards outstanding under the 2014 Equity Plan. The 2021 Equity Plan authorizes the issuance of 660 shares of common stock to eligible participants, and there were 373 shares available for future grants under the plan as of March 31, 2024. Under the 2014 Equity Plan, 1,100 shares of common stock were authorized and reserved for eligible participants, all of which have been issued and 77 of which remain outstanding as of March 31, 2024.

Stock-based compensation expense recognized in the Consolidated Financial Statements was as follows:

	Year Ended March 31,
	2024	2023	2022
Stock-based compensation expense	$11,936	$12,538	$11,391
Amount of income tax expense (benefit) recognized in earnings	2,718	(1,169)	(4,055)
Stock-based compensation expense, net of tax	$14,654	$11,369	$7,336

Stock Options

We use the Black-Scholes option-pricing model to estimate the fair value of stock option awards granted. The weighted average assumptions utilized in the model were as follows:

	Year Ended March 31,
	2024	2023	2022
Weighted-average value at grant date	$130.07	$185.60	$268.81
Expected life (years)	3.52	3.52	3.52
Expected dividend yield	0.07%	0.07%	0.06%
Volatility	37.82%	37.29%	38.82%
Risk-free interest rate	4.16%	3.55%	0.46%

Using the assumptions in the tables above, the weighted-average Black-Scholes fair value per share at grant date for the years ended March 31, 2024, 2023 and 2022 were $42.76, $58.94 and $76.02, respectively. These fair values are before the estimated effect of forfeitures, which reduces the amount of expense recorded in our Consolidated Statements of Operations.

Stock option activity under the 2021 Equity Plan and 2014 Equity Plan as of March 31, 2024, and changes for the year then ended, are presented below (shares and dollars in thousands, except per-share data):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2023	163	$200.62	3.3	$1,643
Awards granted	56	130.07
Awards forfeited or expired	(23)	192.15
Awards exercised or distributed	(2)	132.40		24
Outstanding as of March 31, 2024	194	$181.89	3.2	$26
Exercisable awards as of March, 31, 2024	109	$197.63	2.0	$-
Exercisable awards and awards expected to vest, March 31, 2024	187	$183.16	3.2	$23

The total intrinsic value of stock options exercised during the years ended March 2023 and March 2022 was $6,902, and $15,209, respectively. Unrecognized stock-based compensation expense for stock options expected to vest as of  March 31, 2024 was $2,388 and is expected to be recognized over a weighted average period of 1.8 years. The total fair value of options vested was $2,749, $2,763, and $2,856 during the years ended March 31, 2024, 2023 and 2022, respectively.

Time-Based Restricted Stock Units (RSUs)

RSU activity under the 2021 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Time-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2023	57	$209.27	1.0	$9,993
Awards granted	55	133.30
Awards forfeited or expired	(8)	166.78
Awards distributed	(28)	212.22		3,658
Nonvested as of March 31, 2024	76	$157.83	1.0	$8,325
Expected to vest	69	$158.85	1.8	$7,540

For the years ended March 31, 2023 and 2022, the weighted average fair values per RSU granted were $187.21 and $274.55, respectively. Unrecognized stock-based compensation expense for RSUs that we have determined are probable of vesting was $6,317 as of March 31, 2024 and is expected to be recognized over a weighted average period of 1.7 years. The total fair value of RSUs vested was $5,881, $6,751, and $5,320 during the years ended March 31, 2024, 2023 and 2022, respectively. The total intrinsic value of time-based RSUs distributed during the years ended March 31, 2023 and March 2022 was $5,004 and $5,320, respectively.

Performance-Based Restricted Stock Units (PSUs)

We grant performance-based RSUs to certain key employees. Vesting of the awards is contingent upon meeting certain service conditions, as well as meeting certain performance and/or market conditions.

PSU activity under the 2021 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2023 at target	44	$286.02	3.5	$7,958
Awards granted	32	132.29
Performance adjustment	(19)	177.84
Awards forfeited or expired at target	(1)	132.29
Nonvested as of March 31, 2024 at target	56	$240.96	2.6	$6,142
Expected to vest	55	$243.67	2.4	$5,984

For the years ended March 31, 2023 and 2022, the average fair value per PSU granted was $182.14 and $302.15, respectively. Unrecognized stock-based compensation expense for PSUs that we have determined probable of vesting was $5,703 as of March 31, 2024 and is expected to be recognized over a weighted average period of 2.4 years. Total fair value of PSUs vested was $1,926 and $5,671 during the years ended March 31, 2023 and 2022, respectively. There were no PSUs vested or distributed during the year ended March 31, 2024. The total intrinsic value of PSUs distributed during the years ended  March 31, 2023 and 2022 was $1,776 and $7,549, respectively.

During the year ended March 31, 2024, the Compensation Committee of the Board of Directors created a plan to award to eligible employees 32 PSUs (the "FY24 PSUs") at target that are subject to service, performance, and market conditions. The performance period for the FY24 PSUs is from April 1, 2023 through March 31, 2024, and the service period is from  June 21, 2023 through  June 21, 2026. Based on actual performance during the performance period, 15 of the FY24 PSUs are expected to vest, net of estimated forfeitures. In addition, the quantity of shares earned based on company performance will be adjusted up or down by a maximum of 20% pursuant to a market-based measure of performance comparing Mesa’s share price to a peer group over the period from  April 1, 2023 until  March 31, 2026.

On  October 28, 2021, the Compensation Committee of the Board of Directors granted a special long-term equity award consisting of performance stock units covering a target of 40 shares that is subject to both performance and service conditions to our Chief Executive Officer. The performance period of the award was the three-year period from April 1, 2021 through  March 31, 2024. The service periods commence on  October 28, 2021 and end on each of October 27, 2024,  October 27, 2025, and  October 27, 2026, on which dates eligible PSUs will vest and be distributed. The performance metrics are cumulative GAAP revenues over the performance period and cumulative adjusted operating income over the performance period. Based on actual performance through the period ended March 31, 2024, 35 shares are expected to vest.

During the year ended March 31, 2024, we adjusted our estimate of PSUs expected to vest under all outstanding plans based on actual results achieved through applicable performance periods. We recorded a cumulative effect release of ($812) during the period (approximately $640, net of estimated tax as well as $0.12 per basic and diluted share), which is recorded in general and administrative expense on our Consolidated Statements of Operations. In the future, we expect non-cash stock-based compensation expense of approximately $934 per quarter related to outstanding PSUs following our new estimate of performance share units expected to vest.

In November 2005, our Board of Directors approved a program to repurchase up to 300 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock repurchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. There were no repurchases of our shares of common stock under this plan during the years ended March 31, 2024, 2023 or 2022. As of March 31, 2024, we have repurchased 162 shares under this plan.

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings based on management’s estimate of the original sales price of the underlying shares.

Note 10. Net (Loss) Earnings Per Share

(dollars and shares in thousands, except per share values)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted net (loss) earnings per share:

	Year Ended March 31,
	2024	2023	2022
Net (loss) earnings available for shareholders	$(254,246)	$930	$1,871
Weighted average outstanding shares of common stock	5,386	5,321	5,212
Dilutive effect of stock options	-	26	100
Dilutive effect of unvested stock awards	-	14	23
Fully diluted shares	5,386	5,361	5,335

Basic (loss) earnings per share	$(47.20)	$0.17	$0.36
Diluted (loss) earnings per share	$(47.20)	$0.17	$0.35

The impact of the assumed conversion of the 2025 Notes calculated under the if-converted method was anti-dilutive, and as such shares underlying the 2025 Notes were excluded from the diluted EPS calculation for the fiscal years ended March 31, 2024, 2023, and 2022.

The following stock awards were excluded from the calculation of diluted EPS:

	Year Ended March 31,
	2024	2023	2022
Assumed conversion of convertible debt	608	608	608
Stock awards that were anti-dilutive	268	154	40
Total stock awards excluded from diluted EPS	876	762	648

Note 11. Employee Benefit Plans

We adopted the Mesa Laboratories, Inc. 401(K) Retirement Plan effective January 1, 2000. Under this plan, we match 100% of the first 4% of eligible pay contributed by each eligible employee, and contributions vest immediately. Participation is voluntary, and employees are eligible on the first day of the month following their start date. Our contribution obligations to the Mesa Laboratories, Inc. 401(K) retirement plan were $2,078, $1,768 and $1,185 during the years ended March 31, 2024, 2023 and 2022, respectively.

Note 12. Income Taxes

Provision for Income Taxes

Earnings before income taxes were as follows:

	Year Ended March 31,
	2024	2023	2022
Domestic	$(233,853)	$1,887	$4,579
Foreign	(41,795)	(2,276)	(1,005)
Total (loss) earnings before income taxes	$(275,648)	$(389)	$3,574

The components of our provision for income taxes were as follows:

	Year Ended March 31,
	2024	2023	2022
Current tax provision:
U.S. Federal	$3,002	$593	$(83)
U.S. State	1,678	538	286
Foreign	2,330	1,070	1,372
Total current tax expense	7,010	2,201	1,575
Deferred tax provision:
U.S. Federal	(20,387)	(1,432)	1,707
U.S. State	(1,853)	(210)	337
Foreign	(6,172)	(1,878)	(1,916)
Total deferred tax (benefit) expense	(28,412)	(3,520)	128
Total income tax (benefit) expense	$(21,402)	$(1,319)	$1,703

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to earnings before income taxes was as follows (percentages may not perfectly sum due to rounding):

	Year Ended March 31,
	2024		2023		2022
	Amount	%	Amount	%	Amount	%
(Loss)/ income before income taxes	$(275,648)		$(389)		$3,574
Federal income taxes at statutory rates	(57,886)	21.0%	(82)	21.0%	751	21.0%
State income taxes, net of federal benefit	(2,508)	0.9%	(1,075)	276.3%	628	17.6%
Compensation adjustments	2,738	(1.0%)	1,506	(387.1%)	(16)	(0.4%)
Research and development credit	(1,093)	0.4%	(1,010)	259.6%	(495)	(13.9%)
Return to provision adjustment	(182)	0.1%	(125)	32.1%	(68)	(1.9%)
Subpart F, GILTI, & FDII	(412)	0.1%	(127)	32.6%	6	0.2%
Foreign rate differential	(566)	0.2%	(313)	80.5%	(152)	(4.3%)
Permanent difference	479	(0.2%)	33	(8.5%)	64	1.8%
Goodwill impairment	32,594	(11.8%)	-	-%	-	-%
Valuation allowance	5,398	(2.0%)	(126)	32.4%	304	8.5%
Interest reserve adjustment	-	-%	-	-%	668	18.7%
Other	36	-%	-	-%	13	0.4%
Total income tax (benefit) expense	$(21,402)	7.8%	$(1,319)	339.1%	$1,703	47.6%
Effective income tax rate	7.76%		339.07%		47.65%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets (liabilities) were as follows:

	March 31, 2024	March 31, 2023
Deferred tax assets:
Capitalized research expenditures	$5,116	$3,124
Credits	2,528	4,769
Allowances and reserves	3,033	2,376
Stock compensation deductible differences	1,346	1,384
Operating lease liabilities	2,182	1,850
Inventories	668	1,348
Net operating loss	6,633	6,945
Other	187	149
Net deferred tax assets, gross	21,693	21,945
Valuation allowance	(5,975)	(582)
Net deferred tax assets, net	15,718	21,363
Deferred tax liabilities:
Operating lease right-of-use assets	(2,120)	(1,811)
Goodwill and intangible assets	(28,694)	(49,781)
Property, plant and equipment	(2,813)	(2,502)
Other	(579)	(221)
Total deferred tax liabilities	(34,206)	(54,315)
Deferred tax asset/(liabilities)	(18,488)	(32,952)

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Based on this evaluation, the Company has concluded that a valuation allowance is necessary on its U.S. and certain German operations and do not expect to fully realize its deferred tax assets as of March 31, 2024.

The following table summarizes the changes in our valuation allowance for deferred tax assets:

	Year Ended March 31,
	2024	2023	2022
Beginning balance	$582	$708	$404
Additions charged to income tax expense and other accounts	5,398	567	304
Deductions from reserves	(5)	(693)	-
Ending balance	$5,975	$582	$708

Net Operating Loss Credit and Carryforwards

As of March 31, 2024, the Company had U.S. and Foreign net operating loss (“NOL”) carryforwards consisting of the following:

	March 31, 2024	Expiration Date
Pre-2018 federal NOL carryforwards	$-	N/A
Post-2018 federal NOL carryforwards	-	Indefinite
State NOL carryforwards	8,709	March 31, 2035
Foreign NOL carryforwards	22,595	Indefinite

As of March 31, 2024, the Company had U.S. tax credit carryforwards consisting of the following:

	March 31, 2024	Expiration Date
Federal research tax credit carryforwards	$-	N/A
State research tax credits carryforwards	3,181	March 31, 2036
Federal foreign tax credit carryforwards	15	March 31, 2037

Undistributed earnings in foreign subsidiaries

For the year ended March 31, 2024, provisions have not been made for income taxes on $55,794 of undistributed earnings that were deemed permanently reinvested in foreign subsidiaries at March 31, 2024. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when the Company no longer plans to permanently reinvest these undistributed earnings.

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

	Year Ended March 31,
	2024	2023	2022
Beginning balance	$92	$1,329	$64
(Decrease) increase related to prior period tax positions	(92)	(1,272)	1,179
Increases related to current period tax positions	-	35	86
Ending balance	$-	$92	$1,329

As of March 31, 2024, the Company has not recorded any gross unrecognized tax benefits. The Company recognizes interest and penalties accrued on uncertain income tax positions in other expense and general and administrative expense, respectively. Interest and penalties included in other long-term liabilities on the accompanying Consolidated Balance Sheets of the Company were $0 for each of the years ended March 31, 2024, 2023 and 2022. The Company does not expect a material change in unrecognized tax benefits or interest in the next 12 months.

The Company files income tax returns in the U.S. various states and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities throughout the world. The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2020-2022
U.S. States	2019-2022
Foreign	2016-2022

Note 13. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of March 31, 2024, we are not party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

As part of the Belyntic acquisition, we agreed to pay the sellers a contingency based upon approval of contractually specified patents. The estimated fair value of the probable remaining contingent consideration was $571 as of  March 31, 2024.

As part of the GKE acquisition, we have agreed to pay the GKE sellers approximately $9,300 (at March 31, 2024 exchange rates) 18 months following the acquisition date, pending adjustments for potential indemnification losses that  may arise.

See Note 15. "Subsequent Events" for further information on debt commitments incurred subsequent to the end of fiscal year 2024.

Note 14. Segment Data

Segment information is prepared on the same basis that our chief operating decision maker, our CEO, uses to manage our segments, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. We evaluate the performance of our operating segments based on revenues, organic revenues growth, and gross profit. The accounting policies of the operating segments are the same as those described in Note 1. "Description of Business and Summary of Significant Accounting Policies."

The following tables set forth our segment information:

	Year Ended March 31,
	2024	2023	2022
Revenues (a):
Sterilization and Disinfection Control (b)	$75,124	$64,609	$59,044
Clinical Genomics	52,588	62,299	32,840
Biopharmaceutical Development	40,712	47,365	45,579
Calibration Solutions	47,763	44,807	46,872
Total revenues	$216,187	$219,080	$184,335

Gross profit:
Sterilization and Disinfection Control (b)	$53,302	$46,520	$43,720
Clinical Genomics	27,078	32,485	11,941
Biopharmaceutical Development	25,400	30,340	28,605
Calibration Solutions	27,547	24,388	24,989
Reportable segment gross profit	133,327	133,733	109,255
Corporate and Other (c)	(77)	(40)	(165)
Gross profit	$133,250	$133,693	$109,090

Reconciling items:
Operating expenses	405,325	130,373	104,388
Operating (loss) income	(272,075)	3,320	4,702
Nonoperating expense, net	3,573	3,709	1,128
(Loss) earnings before income taxes	$(275,648)	$(389)	$3,574

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Includes GKE results beginning at acquisition.
(c)	Unallocated corporate expenses and other business activities are reported within Corporate and Other.

The following table sets forth depreciation and amortization expense recorded in costs of revenues and included in the determination of gross profit above. Increases in the Sterilization and Disinfection Control division are primarily attributable to the GKE acquisition.

	Year Ended March 31,
	2024	2023	2022
Sterilization and Disinfection Control	$1,469	$818	$860
Clinical Genomics	5,385	6,808	3,093
Biopharmaceutical Development	1,563	1,435	1,615
Calibration Solutions	280	366	390
Unallocated	386	532	91
Total depreciation and amortization expense in Cost of revenues	$9,083	$9,959	$6,049

The following table sets forth net inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information. The increase in inventories in our Sterilization and Disinfection Control division is primarily due to the GKE acquisition.

	March 31,	March 31,
	2024	2023
Sterilization and Disinfection Control	$7,014	$3,492
Clinical Genomics	11,813	13,985
Biopharmaceutical Development	6,304	8,384
Calibration Solutions	7,544	8,781
Total inventories	$32,675	$34,642

The following table sets forth a summary of long-lived assets by geographic area. Long-lived assets exclude goodwill and intangible assets acquired in a business combination and deferred tax assets. The increase in long-lived assets in Germany is primarily due to the GKE acquisition.

	As of March 31,
	2024	2023
United States	$32,229	$34,729
Germany	7,596	931
Other	2,479	2,862
Total long-lived assets	$42,304	$38,522

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Year Ended March 31,
	2024	2023	2022
United States	$106,395	$117,281	$99,068
China	24,933	25,797	16,518
Other	84,859	76,002	68,749
Total revenues	$216,187	$219,080	$184,335

Increases in revenues from countries other than the United States and China are primarily attributable to the acquisition of GKE. No customer accounts for 10% or more of our consolidated revenues. No foreign country other than China exceeds 10% of total revenues.

Note 15. Subsequent Events

On April 5, 2024, we entered into separate, privately negotiated purchase agreements with a limited number of holders of our outstanding 2025 Notes. Pursuant to these purchase agreements, on April 11, 2024, we repurchased $75,000 in aggregate principal amount of the 2025 Notes for an aggregate cash purchase price of approximately $71,250, plus accrued and unpaid interest of $160. We are currently evaluating the appropriate accounting treatments for the repurchase, which will be recorded and disclosed in our upcoming Condensed Consolidated Financial Statements and the Notes thereto for the period ended June 30, 2024.

Under terms of our Credit Facility as amended on April 5, 2024, (see Note. 8 "Indebtedness"), we borrowed $75,000 under the Term Loan effective April 5, 2024 at a rate of 8.4% as of the borrowing date, largely to fund the repurchase of a portion of our 2025 Notes as described above. We will be required to make quarterly principal payments on the $75,000 term loan borrowings as follows: $938 each quarter from June 30, 2024 to March 31, 2026; $1,406 each quarter from June 30, 2026 to March 31, 2028; and $1,875 from June 30, 2028 to March 31, 2029. The remaining unpaid balance of $48,750 will be due at maturity in April 2029; however, we anticipate that we will have the ability to refinance the debt at that time if necessary.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of March 31, 2024.

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

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2024, using the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was not effective as of March 31, 2024 due to the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified a material weakness in the design of our controls over accounting for complex and non-routine transactions. Specifically, Management did not have adequate supervision and review controls over the complex accounting for goodwill impairment and acquisitions. This material weakness did not result in an error in any of our previously issued consolidated financial statements including the consolidated financial statements as of and for the year ended March 31, 2024.

Management identified a material weakness in the design of our controls over determining the useful lives of our recently acquired intangibles. Specifically, while still in the measurement period related to the acquisition of GKE, Management selected a useful life related to customer relationships acquired in the GKE acquisition, but there was evidence that a longer useful life may be appropriate. This material weakness did not result in a material error in any of our previously issued consolidated financial statements including the consolidated financial statements as of and for the year ended March 31, 2024.

Additionally, during the year ended March 31, 2024, Management identified that several change management and logical access controls related to our enterprise resource planning tool were not operating effectively for portions of the year ended March 31, 2024. The failure of these information technology general controls extended to automated application controls across portions of financial reporting and business transaction cycles which rely upon the affected information technology application controls. This combination of control deficiencies indicates that there is a reasonable possibility that a material misstatement could fail to be detected on a timely basis. Upon discovery of the failures, Management performed reviews of system data to ascertain whether change management processes had been used inappropriately and identified no instances of misuse of roles or unapproved changes to the enterprise resource planning tool. Management promptly initiated corrective actions to remediate the deficient controls that resulted in the material weakness; however, there are insufficient instances of each control having operated to evidence remediation of each control deficiency that aggregated to the material weakness. This material weakness did not result in an error in any of our previously issued financial statements, including the consolidated financial statements as of and for the year ended March 31, 2024.

Remediation Plans

Following identification of the material weaknesses, and as part of our commitment to strengthen our internal control over financial reporting, we are implementing remedial actions under the oversight of the Audit Committee of our Board of Directors to address our material weaknesses.

Technical accounting related to non-routine transactions

On highly-technical, non-routine and complex accounting transactions, we will begin to engage third-party advisors with the requisite skills and technical expertise to assist us in an appropriate combination of assessing, performing or reviewing such transactions. Specifically, we intend to:

●

identify non-routine transactions that arise and evaluate whether the transaction warrants additional advisor oversight or validation of analyses based on complexity or changes in applicable regulations;

●	identify and select qualified third-party advisors, ensuring that those advisors have adequate knowledge to prepare or review the specific complex accounting transaction contemplated;

●	ensure that third-party providers follow a process that incorporates appropriate review controls;

●	perform a final internal review over the work of third parties to ensure Management consensus with the work product.

Assessment of useful lives of recently acquired intangibles

During the first quarter of fiscal year 2025, during the measurement period related to the GKE acquisition, we will modify the useful life of our customer relationship intangible and record a cumulative effect true up to release amortization expense.

Information technology general controls

Management has modified the reports used as source data to test change management in its enterprise resource planning tool. Additionally, Management has designed a control to enhance its review of roles, particularly those with ability add, edit, or delete transactions. We believe that executing these steps will provide sufficient evidence to remediate the deficiencies related to operating effectiveness and design of our controls.

Management intends to thoroughly evaluate the design of its information technology application controls related to its enterprise resource planning tool and other in scope systems during its fiscal year 2025. Management may leverage the use of a third party specialist to accomplish this evaluation.

We will continue to monitor the design and operating effectiveness of these and other processes, procedures and controls and make any further changes management determines appropriate.

Our CEO and CFO have certified that, based on their knowledge, our consolidated financial statements and other financial information included in this Annual Report on Form 10-K (“Form 10-K”), fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in this Form 10-K.

Prior Year Material Weakness

As disclosed in Part II Item 9A. Controls and Procedures in our annual report on Form 10-K filed with the Securities and Exchange Commission on May 30, 2023 for the year ended March 31, 2023, we identified two material weaknesses in internal controls:

1) Management's review controls over fair value calculations, including Management's preliminary valuation of the Belyntic Acquisition were insufficient. Specifically, Management failed to utilize resources with an appropriate level of knowledge and expertise in performing and reviewing the fair value calculations.

2) Management's review controls over the qualitative assessment of goodwill impairment were insufficient to identify potential impairment triggers.

Remediation Status for Prior Year Material Weaknesses in Internal Control Over Financial Reporting

In response to the material weaknesses identified in the prior year we, with the oversight from the Audit Committee of the Board of Directors, developed a plan to remediate the material weaknesses. Our remediation plan required that:

1) Management will utilize a valuation specialist with the requisite knowledge to perform such valuations for all acquisitions of businesses.

2) Members of Management with requisite knowledge perform formal quarterly analyses of potential impairment triggers.

As a result of control activities performed during fiscal year 2024, we concluded that the material weakness regarding fair value calculations was remediated as of June 30, 2023, and the material weakness regarding goodwill impairment assessments was remediated as of September 30, 2023. We will continue to perform formal quarterly impairment trigger analyses in future periods. We will likewise continue to utilize a valuation specialist with the requisite knowledge to perform valuations for all future acquisitions of businesses, as such acquisitions occur.

RSM US LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Form 10-K, has issued an unqualified opinion on our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of March 31, 2024 within Item 8. Financial Statements and Supplementary Data in this annual report on Form 10-K.

Changes in internal control over financial reporting

We acquired GKE in the third quarter of our fiscal year 2024. The financial results of each of these acquisitions are included in our audited consolidated financial statements as of March 31, 2024. The Company's total assets as of March 31, 2024 include $113.5 million from GKE. The Company's consolidated revenues for the year ended March 31, 2024 includes $9.2 million from GKE. As the acquisition occurred in the third quarter of fiscal year 2024, the scope of our assessment of our internal control over financial reporting does not include the acquisition. This exclusion is in accordance with the Securities and Exchange Commission’s guidance that an assessment of a recently acquired business may be omitted from our scope in the year of acquisition.

Other than the items discussed above, there were no other changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the three and twelve months ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2024.

Item 11. Executive Compensation

Incorporated by reference from the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of March 31, 2024. All options reflected are options to purchase common stock.

	(a) Number of Securities to be Issued upon Exercising of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity Compensation Plan Approved by Security Holders	287,408	$181.89	372,953
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	287,408	$181.89	372,953

1.

Includes shares issuable in connection with awards with performance conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. We have accounted for the shares based on the current achievement as of March 31, 2024. The weighted average exercise price in column (b) includes the weighted average exercise price of options only.

2.

Includes 372,953 shares remaining available under the 2021 Equity Plan. Each share underlying a full value award such as restricted stock or performance shares count as one share used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2024.

Item 14. Principal Accountant Fees and Services

RSM US LLP, Los Angeles, California, PCAOB ID 49 is the Company's independent registered public accounting firm.

Plante & Moran, PPLC, Denver Colorado, PCAOB ID 166 was the Company's independent registered public accounting firm from 1986 to 2023 and issued opinions on prior period amounts presented in this Form 10-K.

Incorporated by reference from the definitive Proxy Statement for our 2024 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2024.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a)	Consolidated Financial Statements

The following documents included in Part II, Item 8. Financial Statements and Supplementary Data are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - March 31, 2024 and 2023

Consolidated Statements of Operations - Years ended March 31, 2024, 2023 and 2022

Consolidated Statements of Comprehensive (Loss) - Years ended March 31, 2024, 2023 and 2022

Consolidated Statements of Stockholders' Equity - Years ended March 31, 2024, 2023 and 2022

Consolidated Statements of Cash Flows - Years ended March 31, 2024, 2023 and 2022

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the Consolidated Financial Statements.

b)	Exhibits

1.1	Open Market Sales AgreementSM dated April 5, 2022 by and among Mesa Laboratories, Inc and Jeffries LLC (incorporated by reference from the Company's Current Report on Form 8-K filed on April 5, 2022).

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 10, 2019).

4.1	Base Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 12, 2019).

4.2	First Supplemental Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 12, 2019).

4.3	Description of securities registered under section 12.

10.1	Amended and Restated Credit Agreement, dated as of April 5, 2024, by and among the Company, the guarantors and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the joint lead arrangers and joint bookrunners party thereto. (incorporated by reference from exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2024).

10.2.2 *	Mesa Laboratories, Inc. 2014 Equity Plan (incorporated by reference from Exhibit 10.2.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.2.3 *	Mesa Laboratories, Inc 2021 Equity Incentive Plan (incorporated by reference from Exhibit 10.2.3 to the Company's Annual Form 10-K filed on May 31, 2022).

10.3.1 *	Form of 2014 Equity Plan Option Award Agreement (incorporated by reference from Exhibit 10.3.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.3.2 *	Form of 2014 Equity Plan Option Award Agreement as amended (incorporated by reference from Exhibit 10.3.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.3.3 *	Form of 2014 Equity Plan Restricted Stock Award Agreement (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 11, 2018).

10.3.4 *	Form of 2023 Performance Stock Unit Agreement, issued under the 2021 Equity Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2022).

10.3.5 *	Form of 2020 Performance Share Unit Agreement, issued under the 2014 Equity Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on July 30, 2019).

10.3.6 *	Form of 2021 Restricted Stock Unit Agreement, issued under the 2014 Equity Plan (incorporated by reference from Exhibit 10.3.6 to the Company's Annual Report of Form 10-K filed on May 31, 2022).

10.3.7 *	Form of 2021 Equity Incentive Plan Option Award Agreement (incorporated by reference from Exhibit 10.3.7 to the Company's form S-8 filed on August 30, 2021).

10.3.8 *	Form of 2021 Equity Incentive Plan Restricted Stock Unit Agreement (incorporated by reference from Exhibit 10.3.8 to the Company's form S-8 filed on August 30, 2021).

10.4 *	Form of Confidentiality, Non-Compete and Non-Solicitation Agreement (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.5.1 * α	First Amended and Restated Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and Gary Owens (incorporated by reference from Exhibit 10.5.1 to the Company's Current report on Form 8-K filed on September 29, 2021).

10.5.2 * α	First Amended and Restated Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and John Sakys (incorporated by reference from Exhibit 10.5.2 to the Company's Current report on Form 8-K filed on September 29, 2021).

10.5.3 * α	Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and Brian Archbold (incorporated by reference from Exhibit 10.5.4 to the Company's Current report on Form 8-K filed on September 29, 2021).

19.1	Mesa Laboratories, Inc. Insider Trading Policy and Standards with Respect to Confidentiality and Certain Securities Transactions

21.1	Subsidiaries of Mesa Laboratories, Inc.

23.1	Consent of RSM US LLP.

23.2	Consent of Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

97.1	Mesa Laboratories, Inc. Executive Compensation Clawback Policy

101.INS+	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

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

MESA LABORATORIES, INC.
Registrant

Date: June 28, 2024	By:	/s/ Gary M. Owens
Gary M. Owens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/John J. Sullivan, Ph.D.	Chairman of the Board of Directors	June 28, 2024
John J. Sullivan

/s/Gary M. Owens	Chief Executive Officer, President, and Director	June 28, 2024
Gary M. Owens

/s/John V. Sakys	Chief Financial Officer and	June 28, 2024
John V. Sakys	Chief Accounting Officer, and Treasurer

/s/Jennifer S. Alltoft	Director	June 28, 2024
Jennifer S. Alltoft

/s/Mark C. Capone	Director	June 28, 2024
Mark C. Capone

/s/Shannon M. Hall	Director	June 28, 2024
Shannon M. Hall

/s/Shiraz S. Ladiwala	Director	June 28, 2024
Shiraz S. Ladiwala

/s/Tony Tripeny	Director	June 28, 2024
Tony Tripeny