Form 10-Q
period 2024-06-30
MESA LABORATORIES INC /CO/
filed 2024-08-05
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,409,163 shares of the Issuer’s common stock, no par value, outstanding as of July 31, 2024.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30,	March 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$28,472	$28,214
Accounts receivable, less allowance for doubtful accounts of $1,057 and $1,321, respectively	35,568	39,055
Inventories	31,767	32,675
Prepaid expenses and other current assets	10,883	9,408
Total current assets	106,690	109,352
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $22,574 and $22,519 respectively	31,402	31,766
Deferred tax asset	1,281	1,292
Other assets	11,807	10,538
Customer relationships, net	82,238	85,383
Other intangibles, net	27,221	28,369
Goodwill	179,722	180,096
Total assets	$440,361	$446,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,659	$6,041
Accrued payroll and benefits	8,338	9,935
Unearned revenues	14,634	15,478
Term loan, current portion	3,750	-
Other accrued expenses	22,484	12,858
Total current liabilities	54,865	44,312
Noncurrent liabilities:
Deferred tax liability	$19,689	19,780
Other noncurrent liabilities	6,581	15,613
Revolving line of credit	42,000	50,500
Term loan, noncurrent portion, net of discounts and debt issuance costs	69,603	-
Convertible senior notes, net of debt issuance costs	96,896	171,198
Total liabilities	289,634	301,403
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,409,155 and 5,394,491 shares, respectively	345,999	343,642
(Accumulated deficit)	(180,969)	(183,494)
Accumulated other comprehensive (loss)	(14,303)	(14,755)
Total stockholders’ equity	150,727	145,393
Total liabilities and stockholders’ equity	$440,361	$446,796

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2024	2023

Revenues	$58,170	$50,645
Cost of revenues	20,921	19,462
Gross profit	37,249	31,183
Operating expense:
Selling	10,116	8,976
General and administrative	16,818	18,060
Research and development	4,735	4,811
Total operating expense	31,669	31,847
Operating income (loss)	5,580	(664)
Nonoperating expense:
Interest expense and amortization of debt issuance costs	2,842	1,048
(Gain) on extinguishment of convertible senior notes	(3,197)	-
Other expense (income), net	2,030	(775)
Total nonoperating expense, net	1,675	273
Earnings (loss) before income taxes	3,905	(937)
Income tax expense (benefit)	517	(388)
Net income (loss)	$3,388	$(549)

Earnings (loss) per share:
Basic	$0.63	$(0.10)
Diluted	$0.62	$(0.10)

Weighted-average common shares outstanding:
Basic	5,397	5,372
Diluted	5,424	5,372

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2024	2023

Net income (loss)	$3,388	$(549)
Other comprehensive income (loss):
Foreign currency translation adjustments	452	(6,661)
Comprehensive income (loss)	$3,840	$(7,210)

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Exercise of stock options and vesting of restricted stock units	20,858	-	-	-	-
Tax withholding on vesting of restricted stock units	(6,194)	(571)	-	-	(571)
Dividends paid, $0.16 per share	-	-	(863)	-	(863)
Stock-based compensation expense	-	2,928	-	-	2,928
Foreign currency translation	-	-	-	452	452
Net income	-	-	3,388	-	3,388
June 30, 2024	5,409,155	$345,999	$(180,969)	$(14,303)	$150,727

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Exercise of stock options and vesting of restricted stock units	20,074	52	-	-	52
Tax withholding on vesting of restricted stock units	(5,260)	(712)	-	-	(712)
Dividends paid, $0.16 per share	-	-	(859)	-	(859)
Stock-based compensation expense	-	2,968	-	-	2,968
Foreign currency translation	-	-	-	(6,661)	(6,661)
Net (loss)	-	-	(549)	-	(549)
June 30, 2023	5,384,280	$334,384	$72,791	$(19,456)	$387,719

*Accumulated Other Comprehensive Income (Loss).

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,388	$(549)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property, plant and equipment	1,404	914
Amortization of acquisition-related intangibles	4,061	7,220
Stock-based compensation expense	2,928	2,968
Gain on extinguishment of convertible notes	(3,197)	-
Amortization of step-up in inventory basis	778	-
Other	1,409	513
Cash from changes in operating assets and liabilities:
Accounts receivable, net	3,482	6,456
Inventories	(671)	(1,244)
Prepaid expenses and other assets	969	(2,448)
Accounts payable	(388)	(539)
Accrued liabilities and taxes payable	(2,811)	(3,217)
Unearned revenues	(919)	(135)
Net cash provided by operating activities	10,433	9,939
Cash flows from investing activities:
Purchases of property, plant and equipment	(891)	(270)
Net cash (used in) investing activities	(891)	(270)
Cash flows from financing activities:
Proceeds from the issuance of debt, net	73,465	-
Repayment of debt	(9,438)	(8,000)
Repurchase of convertible debt	(71,250)	-
Dividends paid	(863)	(859)
Other financing, net	(1,023)	(660)
Net cash (used in) financing activities	(9,109)	(9,519)
Effect of exchange rate changes on cash and cash equivalents	(175)	(684)
Net increase (decrease) in cash and cash equivalents	258	(534)
Cash and cash equivalents at beginning of period	28,214	32,910
Cash and cash equivalents at end of period	$28,472	$32,376

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

As of June 30, 2024, we managed our operations in four reportable segments, or divisions:

●	Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators which are used to assess the effectiveness of sterilization, decontamination, disinfection, and cleaning processes, including steam, hydrogen peroxide, ethylene oxide, radiation, and other processes in the medical device, pharmaceutical, and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries.
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

●

Biopharmaceutical Development - develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

●

Calibration Solutions - develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as environmental and process monitoring, dialysis, gas flow, air quality and torque testing.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments necessary for the fair statement of our financial position and results of operations. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Condensed Consolidated Financial Statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We made no material changes to the application of our significant accounting policies disclosed in our annual report on Form 10-K. This quarterly report should be read in conjunction with the consolidated financial statements included in our annual report on Form 10-K for the year ended  March 31, 2024.

Our fiscal year ends on March 31. References in this Quarterly Report to a particular “year” or “quarter” refer to our fiscal year or fiscal quarters, respectively.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressures, the overall effects of economic uncertainty on customers' purchasing patterns, high interest rates, and other factors. It is not possible to accurately predict the future impact of such events and circumstances. Actual results could differ from our estimates.

Recently Issued Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07 requires all annual disclosures currently required by Topic 280 to be included in interim periods and requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. The ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year 2025 for annual periods), and interim periods within fiscal years beginning after December 15, 2024 (our fiscal year 2026 for interim periods) on a retrospective basis. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statement disclosures.

In  December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024 (our fiscal year 2026), with early adoption permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statement disclosures.

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described above, they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

Note 2. Significant Transactions

GKE - Fiscal Year 2024 Acquisition

We acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH effective  October 16, 2023, and upon approval by applicable Chinese regulators, effective December 31, 2023, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd. (“GKE China.” Together with GKE GmbH and SAL GmbH, “GKE” or the "GKE acquisition").

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

We finalized our purchase price accounting of GKE during fiscal year 2024. Total cash consideration for the GKE acquisition was $87,187, net of cash and financial liabilities and inclusive of working capital adjustments. Of the total acquisition price, approximately $9,200 (at June 30, 2024 exchange rates) is being held back for a period of 18 months from the acquisition closing as security against potential indemnification losses. We funded the acquisition through a combination of cash on-hand and a total of $71,000 borrowed under our line of credit.

During the three months ended June 30, 2024, GKE's operations contributed $6,254 to our consolidated revenues and $3,820 to our gross profit, including $778 of inventory step-up amortization recorded to cost of revenues. Additionally, amortization expense of $532 was recorded to general and administrative expense and $110 was recorded to cost of revenues related to intangibles acquired as part of the GKE acquisition during the three months ended June 30, 2024.

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

We evaluate our revenues internally based on business division and the nature of goods and services provided.

The following tables present disaggregated revenues for the three months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30, 2024
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$20,396	$8,112	$3,922	$580	$33,010
Hardware and software	169	2,183	4,837	6,886	14,075
Services	2,392	1,109	3,249	4,335	11,085
Total revenues	$22,957	$11,404	$12,008	$11,801	$58,170
(1) Revenues of $6,254 from GKE are included in the Sterilization and Disinfection Control division during the three months ended June 30, 2024.

	Three Months Ended June 30, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$13,707	$8,769	$4,486	$509	$27,471
Hardware and software	81	3,427	2,691	7,078	13,277
Services	2,139	1,173	2,712	3,873	9,897
Total revenues	$15,927	$13,369	$9,889	$11,460	$50,645

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended June 30,
	2024	2023
United States	$26,861	$26,537
China	6,559	6,113
Other	24,750	17,995
Total revenues	$58,170	$50,645

Other than China, no foreign country exceeded 10% of total revenues for the three months ended June 30, 2024 and 2023.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in unearned revenues or customer deposits, called contract liabilities. Short-term contract liabilities are included within unearned revenues in the accompanying unaudited Condensed Consolidated Balance Sheets, and long-term contract liabilities are included within other noncurrent liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The significant majority of our revenues and related receivables and contract liabilities are generated from contracts with customers with original durations of 12 months or less. Contract liabilities will be recognized to revenue as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2024	$15,686
Prior year liabilities recognized in revenues during the three months ended June 30, 2024	(3,805)
Contract liabilities added during the three months ended June 30, 2024, net of revenues recognized	2,877
Contract liabilities as of June 30, 2024	$14,758

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

The financial instruments that subject us to the highest concentration of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of June 30, 2024.

On April 5, 2024, we entered into separate, privately negotiated purchase agreements with a limited number of holders of our 1.375% convertible senior notes due  August 15, 2025 (the "Notes"), through which we repurchased $75,000 in aggregate principal amount of the Notes. See Note 7. "Indebtedness" for further information. As of June 30, 2024, we had remaining outstanding $97,500 aggregate principal amount of the Notes. We estimate the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period. The fair value of the Notes is approximately correlated to our stock price.

The estimated fair value and carrying value of the Notes were as follows:

	June 30, 2024		March 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$96,896	$92,016	$171,198	$163,013

The carrying amount of the term loan and revolving line of credit (together, the "Credit Facility") on the Condensed Consolidated Balance Sheets approximates fair value due to the variable interest rate pricing on the debt with the balance bearing an interest rate approximating current market rates.

For the GKE acquisition, we held back approximately $9,200 (at June 30, 2024 exchange rates) for a period of 18 months from the acquisition closing as security against potential indemnification losses. We estimate the fair value of consideration held back to be $8,900, using Level 3 inputs, and we adjust the estimated fair value at each reporting period through earnings.

During fiscal year 2023, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“the Belyntic acquisition”). The Belyntic acquisition obligates us to pay contingent consideration of up to $1,500 cash upon regulatory approval of certain patent applications (see Note 11. "Commitments and Contingencies"), of which $750 has not yet been paid. We estimate the fair value of the remaining contingent consideration is $650, using Level 3 inputs and a probability-weighted outcome analysis based on our expectations of patent approval, leveraging our historical experience and expert input, and we adjust the estimated fair value at each reporting period through earnings.

Amounts recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include the initial recognition and disclosure of most assets and liabilities purchased in business acquisitions and any related measurement period adjustments. Additionally, assets such as property and equipment, operating lease assets, goodwill and other intangible assets are adjusted to fair value if determined to be impaired. We recorded no impairments during the three months ended June 30, 2024 or June 30, 2023. Fair values of such assets and liabilities require measurement using Level 3 inputs.

There were no transfers between the levels of the fair value hierarchy during the three months ended June 30, 2024 or June 30, 2023.

Note 5. Supplemental Information

Inventories consisted of the following:

	June 30, 2024	March 31, 2024
Raw materials	$19,031	$18,335
Work in process	682	1,256
Finished goods	12,054	13,084
Total inventories	$31,767	$32,675

Prepaid expenses and other current assets consisted of the following:

	June 30, 2024	March 31, 2024
Prepaid expenses	$3,928	$2,932
Deposits	1,514	1,898
Prepaid income taxes	1,798	1,237
Other current assets	3,643	3,341
Total prepaid expenses and other current assets	$10,883	$9,408

Accrued payroll and benefits consisted of the following:

	June 30, 2024	March 31, 2024
Bonus payable	$2,175	$3,838
Wages and paid-time-off payable	3,402	3,072
Payroll related taxes	2,223	1,956
Other benefits payable	538	1,069
Total accrued payroll and benefits	$8,338	$9,935

Other accrued expenses consisted of the following:

	June 30, 2024	March 31, 2024
Accrued business taxes	$5,268	$5,557
Current operating lease liabilities	2,940	2,986
Income taxes payable	1,569	1,615
Current acquisition-related holdbacks	9,384	436
Other	3,323	2,264
Total other accrued expenses	$22,484	$12,858

The increase in other accrued expenses is primarily due to the reclassification of the GKE acquisition consideration held back to current from long term as of June 30, 2024.

Other noncurrent liabilities consisted of the following:

	June 30, 2024	March 31, 2024
Noncurrent operating lease liabilities	$6,299	$6,613
Noncurrent acquisition-related holdbacks	158	8,792
Other	124	208
Total other noncurrent liabilities	$6,581	$15,613

The decrease in other noncurrent liabilities is primarily due to the reclassification of the GKE acquisition consideration held back to current from long term as of June 30, 2024.

	Three Months Ended June 30,
	2024	2023
Depreciation expense in cost of revenues	$862	$674
Depreciation expense in operating expense	542	240
Total depreciation expense	$1,404	$914

$304 of the increase in depreciation expense is attributable to GKE.

Note 6. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consisted of the following:

	June 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$189,708	$(107,470)	$82,238	$189,911	$(104,528)	$85,383
Other intangibles	61,140	(33,919)	27,221	61,161	(32,792)	28,369
Total finite-lived intangible assets	$250,848	$(141,389)	$109,459	$251,072	$(137,320)	$113,752

Amortization expense for finite-lived intangible assets was as follows:

	Three Months Ended June 30,
	2024	2023
Amortization in cost of revenues	$647	$1,728
Amortization in general and administrative	3,414	5,492
Total amortization expense	$4,061	$7,220

For the following fiscal years ending March 31, amortization expense is estimated as follows:

Fiscal Year	Amortization Expense

Remainder of 2025	$13,289
2026	16,975
2027	16,319
2028	15,731
2029	15,182

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2024	$79,430	$16,940	$46,515	$37,211	180,096
Effect of foreign currency translation	(494)	(24)	150	(6)	(374)
June 30, 2024	$78,936	$16,916	$46,665	$37,205	$179,722

Note 7. Indebtedness

Credit Facility

On  March 5, 2021, we entered into a four-year senior secured credit agreement that included 1) a revolving credit facility with an aggregate principal amount of up to $75,000 (the "Revolver"), 2) a swingline loan with an aggregate principal amount not exceeding $5,000, and 3) letters of credit with an aggregate stated amount not exceeding $2,500 at any time. The agreement also provided for an incremental term loan or an increase in revolving commitments with a minimum aggregate principal amount of $25,000 and a maximum amount of $75,000, subject to the satisfaction of certain conditions and lender considerations. We refer to the agreement in whole as the “Credit Facility.”

On  October 5, 2023, we amended the terms of the Credit Facility to increase the maximum principal amount available to us under the Revolver from $75,000 to $125,000.

On  April 5, 2024, we further amended and restated the terms of the Credit Facility to:

(i)	Extend the maturity of the Credit Facility to April 2029;
(ii)	Allow proceeds from the Credit Facility to be used to redeem some or all of the Company’s 2025 Notes;
(iii)	Include a $75,000 senior secured term loan facility (the “Term Loan”), which is subject to principal amortization payments; and
(iv)	Make certain changes to the financial covenants.

In conjunction with the amendment and restatement of the Credit Facility during the three months ended June 30, 2024, we incurred $1,987 of customary lender fees and debt issuance costs paid to third parties, of which $1,242 is related to the Revolver and $745 is related to the Term Loan. The fees are being amortized to interest expense through maturity.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread ranging from 1.5% to 3.5%, depending on our total net leverage ratio. The interest rate on borrowings under our line of credit as of  June 30, 2024 was 8.4%.

The financial covenants in the Credit Facility as amended include a maximum leverage ratio of 4.50 to 1.00 for the first five testing dates on which amounts under the Revolver are outstanding; 4.0 to 1.0 on each of the sixth, seventh, eighth, and ninth testing dates; and 3.5 to 1.0 on each testing date following the ninth testing date. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0 and a minimum senior net leverage ratio of 3.5 to 1. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes, engage in certain transactions with affiliates, or conduct asset sales. As of  June 30, 2024, we were in compliance with all covenants under the Credit Facility.

Term Loan

We borrowed $75,000 under the Term Loan on  April 5, 2024, to fund the repurchase of a portion of the Notes (see “Convertible Notes” below). During the three months ended June 30, 2024, we made a required quarterly principal payment on the Term Loan of $937.

We are required to make quarterly principal payments on the Term Loan. For the following fiscal years ending March 31, debt payments on the Term Loan are required as follows:

Fiscal Year	Amount
Remainder of 2025	$2,813
2026	3,750
2027	5,625
2028	5,625
2029	7,500
Thereafter	48,750
Total Principal Remaining	$74,063

The net carrying amount of the Term Loan was as follows:

	June 30, 2024	March 31, 2024
Term Loan (8.4% as of June 30, 2024)	$74,063	$-
Less: discount and debt issuance costs	(710)	-
Less: current portion	(3,750)	-
Noncurrent portion	$69,603	$-

The effective interest rate on the Term Loan at the time of borrowing was 8.13%.

Revolver

As of  June 30, 2024, the outstanding balance under the Revolver was $42,000 and $83,000 was available for borrowing. Subsequent to  June 30, 2024, we repaid an additional $3,500 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio.

The balance of unamortized customary lender fees, including fees related to the April 5, 2024 amendment and restatement, was $1,428 and $321 as of  June 30, 2024 and  March 31, 2024, respectively.

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

On April 5, 2024, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $75,000 aggregate principal amount of the Notes for an aggregate repurchase price of $71,250 in cash, plus accrued and unpaid interest of $160. We accounted for the partial repurchase of the Notes as a debt extinguishment, which resulted in the recognition of a gain on extinguishment of $3,197 in other income on the statements of operations during the three months ended June 30, 2024. As of June 30, 2024, $97,500 in aggregate principal amount of the Notes remained outstanding.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The circumstances necessary for conversion were not met during the three months ended June 30, 2024. As of June 30, 2024, the Notes were classified as a noncurrent liability on our Condensed Consolidated Balance Sheets. The if-converted value of the Notes did not exceed the principal balance as of  June 30, 2024.

The net carrying amount of the Notes was as follows:

	June 30, 2024	March 31, 2024
Principal outstanding	$97,500	$172,500
Unamortized debt issuance costs	(604)	(1,302)
Net carrying value	$96,896	$171,198

We recognized interest expense on the Notes as follows:

	Three Months Ended June 30,
	2024	2023
Coupon interest expense at 1.375%	$367	$593
Amortization of debt issuance costs	145	230
Total interest and amortization of debt issuance costs	$512	$823

The effective interest rate on the Notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the three months ended June 30, 2024, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. Amended and Restated 2021 Equity Incentive Plan, which authorizes the issuance of 660 shares of common stock to eligible participants.

Expense recognized related to stock-based compensation is as follows:

	Three Months Ended June 30,
	2024	2023
Stock-based compensation expense	$2,928	$2,968
Stock-based compensation expense, net of tax	$2,928	$2,096

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of stock option award activity for the three months ended June 30, 2024:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	194	$181.89	3.2	$26
Awards granted	-	-
Awards forfeited or expired	(13)	147.07
Awards exercised	-	-
Outstanding as of June 30, 2024	181	$184.42	3.1	$-

The following is a summary of RSU and PSU award activity for the three months ended June 30, 2024:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2024	76	$157.83	56	$240.96
Awards granted(1)	101	89.82	41	102.57
Awards forfeited	(2)	154.69	-	-
Awards distributed	(21)	182.89	-	-
Outstanding as of June 30, 2024	154	$109.69	97	$181.85

(1)	Balances for PSUs granted are reflected at target.

Outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The RSUs granted to employees during the three months ended June 30, 2024 vest in equal installments on the first, second, and third anniversary of the grant date. We generally recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

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

During the three months ended June 30, 2024, the Compensation Committee of the Board of Directors created a plan to award 41 PSUs at target (“the FY25 PSUs”) to eligible employees. Of the 41 PSUs granted, 23 PSUs have a grant date fair value of $89.82 and are subject to service and company financial performance conditions. The financial performance measurement period is from April 1, 2024 through March 31, 2027. The remaining 18 PSUs have a grant date fair value of $119.54 and are subject to service and market conditions, with the market performance period measured from June 18, 2024 through June 18, 2027. The service period for all of the FY25 PSUs is from June 18, 2024 through June 18, 2027. The quantity of shares that will be earned based upon either company financial performance or market performance will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

Note 9. Earnings (Loss) Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,
	2024	2023
Net income (loss) available for shareholders	$3,388	$(549)
Weighted average outstanding shares of common stock	5,397	5,372
Dilutive effect of stock options	-	-
Dilutive effect of RSUs	27	-
Fully diluted shares	5,424	5,372

Basic earnings (loss) per share	$0.63	$(0.10)
Diluted earnings (loss) per share	$0.62	$(0.10)

Potentially dilutive securities include stock options and both time and performance based RSUs (collectively "stock awards"), as well as common shares underlying our Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance conditions that have not yet been achieved or if they are antidilutive. Diluted EPS does not consider the impact of potentially dilutive securities in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect in such cases.

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2024	2023
Assumed conversion of the Notes	373	608
Stock awards that were anti-dilutive	209	227
Total stock awards excluded from diluted EPS	582	835

Shares underlying the Notes were excluded from the diluted EPS calculation for the three months ended June 30, 2024 and 2023 as the impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive. The decrease in assumed conversion of the Notes is related to the partial repayment of the Notes that occurred in the three months ended June 30, 2024 (see Note 7. "Indebtedness").

Note 10. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended June 30,
	2024	2023
Income tax expense (benefit)	$517	$(388)

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

Our effective income tax rate was 13% for the three months ended June 30, 2024 compared to 41% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 differed from the statutory federal rate of 21% primarily due to the valuation allowance established related to subsidiaries based in the United States during the fiscal year ended March 31, 2024.

Note 11. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of  June 30, 2024, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows.

As part of the GKE acquisition, we agreed to pay the GKE sellers approximately $9,200 (at  June 30, 2024 exchange rates) 18 months following the acquisition date, pending adjustments for potential indemnification losses that  may arise. The liability is recorded at its fair value of $8,900 in other accrued expenses on our unaudited Condensed Consolidated Balance Sheets as of June 30, 2024.

As part of the Belyntic acquisition, we agreed to pay the sellers a contingency based upon approval of contractually specified patents. The estimated fair value of the probable remaining contingent consideration was $650 as of  June 30, 2024.

Note 12. Segment Information

The following tables set forth our segment information:

	Three Months Ended June 30,
	2024	2023
Revenues (a):
Sterilization and Disinfection Control (b)	$22,957	$15,927
Clinical Genomics	11,404	13,369
Biopharmaceutical Development	12,008	9,889
Calibration Solutions	11,801	11,460
Total revenues	$58,170	$50,645

Gross profit:
Sterilization and Disinfection Control (b)	$15,558	$11,591
Clinical Genomics	6,490	6,728
Biopharmaceutical Development	7,959	6,433
Calibration Solutions	7,242	6,431
Gross profit	$37,249	$31,183

Reconciling items:
Operating expense	31,669	31,847
Operating income (loss)	5,580	(664)
Nonoperating expense, net	1,675	273
Earnings (loss) before income taxes	$3,905	$(937)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Includes post-acquisition GKE results during the three months ended June 30, 2024.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information.

	June 30,	March 31,
	2024	2024
Sterilization and Disinfection Control	$6,465	$7,014
Clinical Genomics	12,156	11,813
Biopharmaceutical Development	6,255	6,304
Calibration Solutions	6,891	7,544
Total inventories	$31,767	$32,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “expect,” “anticipate,” “plan,” “target,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; supply chain challenges; cost pressures; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

As of June 30, 2024, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

Corporate Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries, in particular the pharmaceutical, healthcare services, and medical device verticals, in which the safety, quality, and efficacy of products is critical, by delivering the highest quality products possible. We are committed to protecting the communities we serve.

Organic Revenues Growth

Organic revenues growth is driven by the expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1.

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

General Trends

We are a global company, with multinational operations. During the three months ended June 30, 2024, approximately 54% of our revenues were earned outside of the United States. We face both opportunities and challenges resulting from our geographic and industry diversity, such as varied economic environments across served geographies, technological expansion in served markets, opportunities in high-growth markets, changes in trends and costs of a global labor force, and increasing regulation. Continued growth of our revenue will depend on our ability to (i) continue commercial efforts to expand business with new and existing customers, (ii) identify, consummate, and integrate acquisitions successfully, and (iii) develop or purchase differentiated products and services. We maintain our profitability by improving the effectiveness of our sales forces, continuing to pursue cost reduction initiatives, and improving our operating efficiency.

During the first quarter of fiscal year 2025, our revenues increased 14.9%, primarily driven by revenues of $6,254 from GKE, which we acquired in the third quarter of fiscal year 2024. Organic revenues increased 2.5% during the first quarter of fiscal year 2025 primarily as a result of 21.4% organic revenues growth from our Biopharmaceutical Development division, and to a lesser extent organic revenues increases of 4.9% and 3.0% from our Sterilization and Disinfection Control division and our Calibration Solutions divisions, respectively. Our Biopharmaceutical Development division, in particular, benefited from an improved environment for capital equipment purchases in the biopharmaceutical vertical. Organic revenues growth in our Clinical Genomics business declined 14.7% as we continue to experience challenges from the economic slowdown in China and regulatory challenges that are beginning to impact sales of new Clinical Genomics instruments in the United States. However, the Clinical Genomics division's revenues increased 2.5% compared to the fourth quarter of fiscal year 2024.

Gross profit increased two percentage points in the first quarter of fiscal year 2025 compared to the first quarter of fiscal year 2024, primarily attributable to lower amortization of intangible expenses flowing through cost of revenues as a result of the Clinical Genomics intangible asset impairment charge recorded in the fourth quarter of fiscal year 2024 and overall organic revenues growth on our partially fixed cost structure.

Operating expenses remained relatively flat despite a 14.9% increase in revenues. Operating expenses incurred by GKE were offset by lower amortization expense as we impaired a portion of the intangible assets held by the Clinical Genomics division. As a result, operating income was $5,580, an increase of $6,244 versus the comparable prior year period. GKE contributed $2,717 to our consolidated operating income during the first quarter of fiscal year 2025.

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

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Sterilization and Disinfection Control	$22,957	$15,927	4.9%	7.8%	68%	73%
Clinical Genomics	11,404	13,369	(14.7%)	(7.8%)	57%	50%
Biopharmaceutical Development	12,008	9,889	21.4%	(10.3%)	66%	65%
Calibration Solutions	11,801	11,460	3.0%	12.3%	61%	56%
Mesa's reportable segments	$58,170	$50,645	2.5%	0.3%	64%	62%

(a)	Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Measures" below for further information and for a reconciliation of organic revenues growth to total revenues growth.

Our unaudited Condensed Consolidated Results of Operations are as follows:

	Three Months Ended June 30,		Total
	2024	2023	Change
Revenues	$58,170	$50,645	15%
Gross profit	37,249	31,183	19%
Operating expense	31,669	31,847	(1%)
Operating income (loss)	5,580	(664)	(940%)
Net income (loss)	$3,388	$(549)	(717%)

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

	Three Months Ended June 30,		Total
	2024	2023	Change
Revenues	$22,957	$15,927	44%
Gross profit	15,558	11,591	34%
Gross profit as a % of revenues	68%	73%	(5	pt)

Sterilization and Disinfection Control's revenues increased 44% for the three months ended June 30, 2024 compared to the prior year period. The GKE acquisition contributed $6,254 of revenues to the Sterilization and Disinfection Control division and organic revenues growth was 4.9%. The organic revenues growth was primarily a result of strong commercial execution resulting in increased order quantities, particularly to life sciences customers.

Sterilization and Disinfection Control's gross profit percentage decreased 5% for the three months ended June 30, 2024 compared to the prior year period. Excluding $778 of amortization of the non-cash inventory step-up related to the GKE acquisition during the three months ended June 30, 2024, the division's gross profit would have been 71%, representing a decline of 1.5 percentage points. The decline of approximately 1.5 percentage points compared with the first quarter of fiscal year 2023, was due primarily to increased labor costs, and to a lesser extent, the impact of foreign currency changes.

Clinical Genomics

The Clinical Genomics division develops, manufactures and sells highly sensitive, low-cost, high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing for a broad range of research applications in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics, and oncology related applications, and toxicology research.

	Three Months Ended June 30,		Total
	2024	2023	Change
Revenues	$11,404	$13,369	(15%)
Gross profit	6,490	6,728	(4%)
Gross profit as a % of revenues	57%	50%	7	pt

Clinical Genomics revenues decreased 15% for the three months ended June 30, 2024 compared to the prior year period. The decrease for the three months ended June 30, 2024 versus the comparable prior year period was primarily due to decreases in new systems-related revenues in China as a result of China's economic slowdown and anti-corruption initiatives, which began to significantly impact us during the third quarter of fiscal year 2024, and to a lesser extent, decreased instrument sales in the United States due to increased regulation of lab-developed tests.

Gross profit percentage for the Clinical Genomics division increased seven percentage points for the three months ended June 30, 2024 versus the comparable prior year period, primarily due to lower intangibles amortization expense as a result of an impairment charge recorded in the fourth quarter of fiscal year 2024. Excluding the impact of amortization expense, gross profit as a percentage of revenues would have decreased two percentage points primarily as a result of lower revenues on a partially-fixed cost base.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended June 30,		Total
	2024	2023	Change
Revenues	$12,008	$9,889	21%
Gross profit	7,959	6,433	24%
Gross profit as a % of revenues	66%	65%	1	pt

Biopharmaceutical Development revenues increased 21% for the three months ended June 30, 2024 versus the comparable prior year period, primarily due to increased capital spending in the biopharmaceutical markets, resulting in an 80% increase in revenues from hardware and software sales versus the comparable prior year period.

Gross profit percentage for the three months ended June 30, 2024 increased one percentage point compared to the prior year period primarily due to increased revenues on a partially fixed cost base and a favorable product mix.

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

	Three Months Ended June 30,		Total
	2024	2023	Change
Revenues	$11,801	$11,460	3%
Gross profit	7,242	6,431	13%
Gross profit as a % of revenues	61%	56%	5	pt

Calibration Solutions revenues increased 3% for the three months ended June 30, 2024 compared to the prior year period, primarily due a reduction of past due backlog as supply chain issues have abated.

The Calibration Solutions division's gross profit percentage increased five percentage points for the three months ended June 30, 2024, compared to the prior year period, primarily due to increased revenues on a partially-fixed cost base and favorable product mix.

Operating Expense

Operating expense decreased one percentage point for the three months ended June 30, 2024 versus the comparable prior year period. The increase in operating expenses from GKE's operations were offset by lower amortization of intangible assets as a result of the impairment charge recorded in the fourth quarter of fiscal year 2024.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended June 30,		Total
	2024	2023	Change
Selling expense	$10,116	$8,976	13%
As a percentage of revenues	17%	18%	(1	pt)

Selling expense for the three months ended June 30, 2024 increased 13% compared to the prior year period. The increase is primarily attributable to sales and marketing costs from GKE and higher commissions as revenues increased, partially offset by lower professional services costs as we made improvements to our corporate website in the prior year.

General and Administrative Expense

Labor costs, non-cash stock-based compensation and non-cash amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended June 30,		Total
	2024	2023	Change
General and administrative expense	$16,818	$18,060	(7%)
As a percentage of revenues	29%	36%	(7	pt)

General and administrative expenses decreased 7% for the three months ended June 30, 2024 versus the comparable prior year period, largely due to the decrease of amortization of intangible assets due to an impairment charge recorded in the fourth quarter of fiscal year 2024. Excluding amortization expenses, general and administrative expense would have increased $964, primarily as a result of GKE's general and administrative expenses and costs associated with integrating GKE into Mesa's enterprise resource planning tool, partially offset by lower personnel-related expense.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended June 30,		Total
	2024	2023	Change
Research and development expense	$4,735	$4,811	(2%)
As a percentage of revenues	8%	9%	(1	pt)

Research and development expenses decreased 2% for the three months ended June 30, 2024 versus the comparable prior year period, primarily due to cost containment efforts undertaken in fiscal year 2024 that benefitted the first quarter of fiscal year 2025.

Nonoperating (Income) Expense, Net

	Three Months Ended June 30,		Total
	2024	2023	Change
Nonoperating expense, net	$1,675	$273	514%

Nonoperating expense, net for the three months ended June 30, 2024 is composed primarily of a gain recorded related to the extinguishment of the Notes, offset by the combination of interest expense and debt issuance costs, and gains and losses on foreign currency transactions.

The $3,197 gain on extinguishment of the Notes was a result of the settlement of $75,000 aggregate principal of our Notes. The gain represents the difference between the fair value and the carrying value of the Notes and any unamortized debt issuance costs at the time of settlement.

Interest expense increased as the amount outstanding on our Credit Facility increased, while the principal amount of our Notes decreased. The interest rate on our Credit Facility is variable, but was approximately 6.5 percentage points higher than the fixed-rate interest on the Notes during the first quarter of fiscal year 2025.

Income Taxes

	Three Months Ended June 30,		Total
	2024	2023	Change
Income tax (benefit)	$517	$(388)	(233%)
Effective tax rate	13%	41%	(28	pt)

Our effective income tax rate was 13.2% for the three months ended June 30, 2024 and 41.4% for the three months ended June 30, 2023. The effective tax rate for the three months ended June 30, 2024 differed from the statutory federal rate of 21% primarily due to the valuation allowance established for subsidiaries in the United States in the fiscal year ended March 31, 2024. The change in our effective tax rate for the three months ended June 30, 2024 compared to the prior year period is primarily due to lower windfall benefits on stock option exercises.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income

Net income varies with changes in revenues, gross profit, and operating expense (and included $4,061, $2,928 and $1,404 of non-cash amortization of intangible assets acquired in business combinations, stock-based compensation expense, and depreciation expense, respectively, for the three months ended June 30, 2024).

Market-Based Awards

The performance-based restricted stock awards granted during fiscal year 2025 and fiscal year 2024 included a market-based component.

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

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. During fiscal year 2024, we acquired GKE for $87,187, net of cash and financial liabilities and inclusive of working capital adjustments. Of the total acquisition price, approximately $9,200 (at June 30, 2024 exchange rates) is being held back for a period of 18 months from the acquisition closing as security against potential indemnification losses.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $51,825 and $65,040 as of June 30, 2024 and March 31, 2024, respectively. As of June 30, 2024 and March 31, 2024, we had $28,472 and $28,214, respectively, of cash and cash equivalents.

During the first quarter of fiscal year 2025, we amended and restated our Credit Facility to:

●	Allow proceeds from the Credit Facility to be used to redeem some or all of the Notes.
●	Add a $75,000 senior secured term loan facility.
●	Extend the maturity of the Credit Facility to April 2029.
●	Make certain changes to the financial covenants.

Under the revised Credit Facility, we maintain access to our Revolver, allowing access to up to $125,000 of borrowings. During the three months ended December 31, 2023, we borrowed a total of $71,000 under the Revolver to fund the majority of the acquisition of GKE. As of June 30, 2024, $42,000 remained outstanding under the Revolver, and $83,000 was available to borrow. During July 2024, we repaid $3,500 on our Revolver.

We used the $75,000 proceeds from borrowings under the Term Loan to enter into a separate, privately negotiated purchase agreements with a limited number of holders of our Notes. Pursuant to the purchase agreements, we purchased $75,000 aggregate principal amount of the Notes for an aggregate cash purchase price of approximately $71,250. Following these transactions, $97,500 aggregate principal amount of the 2025 notes remaining outstanding.

At our current interest rate, we expect to incur interest expense of approximately $9,701 per year on borrowings of $115,353 under the Credit Facility.

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

Dividends

We have paid regular quarterly dividends since 2003. We paid dividends of $0.16 per share during the three months ended June 30, 2024, as well as each quarter of fiscal year 2024.

In July 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 16, 2024, to shareholders of record at the close of business on August 30, 2024.

Goodwill and Intangible Assets

We perform analyses at least quarterly to identify potential impairment indicators and to assess whether it is more likely than not that our goodwill reporting units are impaired. We have determined our goodwill reporting units are not impaired as of June 30, 2024; however, impairment losses recorded in the prior fiscal year resulted in a 0% cushion between the fair and carrying values of our Clinical Genomics division and the Immunoassays reporting unit within our Biopharmaceutical Development division as of our most recent annual impairment testing date on January 1, 2024. Revenues related to our Biopharmaceutical Development division were higher than our impairment model indicated; however, our Clinical Genomics reporting unit remains susceptible to future impairment losses if actual results differ significantly from the assumptions used in our most recent impairment tests. At our last testing date, fair value of the applicable reporting units was assessed by weighting Gordon Growth and Exit Multiple discounted cash flow models and guideline public company models (one-year forward multiples), relying on unobservable Level 3 inputs, including but not limited to, discount rates, expected useful lives, applicable competitors, and anticipated revenues growth and margins. Inputs were established through discussions between Management and external valuation specialists, and were based on internal expectations for future performance, market indicators, and reputable valuation research resources. These assumptions required inputs and estimates that are subject to uncertainty such that there is a reasonable possibility that further impairment losses, which could be material to our consolidated financial statements, may occur in the future.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Net cash provided by operating activities	$10,433	$9,939
Net cash (used in) investing activities	(891)	(270)
Net cash (used in) financing activities	(9,109)	(9,519)

Cash flows from operating activities for the three months ended June 30, 2024 provided $10,433, an increase of $494 versus the comparable prior year period. The increase in cash flows from operating activities for the three months ended June 30 2024 compared with June 30, 2023 was primarily a result of:

-	improved operating performance, primary due to an increase in revenues of $7,525;
-	reduction in cash used by operating assets, primarily as a result of the timing of tax payments; partially offset by
-	approximately $2,080 more paid for interest as we had more debt outstanding at higher rates.

Cash used in investing activities for the three months ended June 30, 2024 increased compared to the three months ended June 30, 2023 primarily due to spending on property, plant, and equipment.

Cash provided by financing activities resulted in a $9,109 use of cash for the three months ended June 30, 2024. Net proceeds on the term loan were almost fully offset by payments made to repurchase the Notes. We used $9,438 of cash to repay the Credit Facility compared to $8,000 in the comparable prior year period.

Contractual Obligations and Other Commercial Commitments

We are party to many contractual obligations that involve commitments to make payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2024, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on June 28, 2024.

On a consolidated basis, as of June 30, 2024, we had contractual obligations for open purchase orders of approximately $15,500 for routine purchases of supplies and inventory, the majority of which are payable in less than one year.

As part of the GKE acquisition, we have agreed to pay the GKE sellers approximately $9,200 (at June 30, 2024 exchange rates) of the acquisition price approximately 18 months following the acquisition, pending adjustments for potential indemnification losses that may arise.

As part of the Belyntic acquisition, we agreed to pay $1,500 to the sellers if specified patents related to the technology purchased are issued. The estimated fair value of the probable remaining contingent consideration was $650 as of June 30, 2024.

See "Liquidity and Capital Resources" for information related to future required debt payments.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstances. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2024, in the Critical Accounting Policies and Estimates section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, we present organic revenues growth (reported revenues growth excluding revenues from recent acquisitions), as a supplemental non-GAAP financial measure. We believe that presenting supplemental organic revenues growth facilitates comparability between current period and prior period information, and provides insight into Mesa’s short-term and long-term financial trends. We use organic revenue growth internally to forecast and evaluate Mesa’s operating performance and to compare revenues of current periods to prior periods, for financial and operating decision-making and compensation purposes.

A reconciliation of organic revenues growth to total revenues growth is as follows:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Sterilization and Disinfection Control	44.1%	7.8%	(39.2%)	-%	4.9%	7.8%
Clinical Genomics	(14.7%)	(7.8%)	-%	-%	(14.7%)	(7.8%)
Biopharmaceutical Development	21.4%	(10.0%)	-%	(0.3%)	21.4%	(10.3%)
Calibration Solutions	3.0%	12.3%	-%	-%	3.0%	12.3%
Total Company	14.9%	0.4%	(12.4%)	0.1%	2.5%	0.3%

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

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate plus an applicable spread. Based on the balance outstanding as of June 30, 2024, we estimate that if interest rates increased 1 percentage point, we would incur approximately $1,150 of additional cash interest expense per year.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to a material weakness identified in the fourth quarter of fiscal year 2024 that has not yet been remediated. Two of the material weaknesses identified in the fourth quarter of fiscal year 2024 were remediated in the first quarter of fiscal year 2025. The material weaknesses are described further below.

Prior Year Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A. "Controls and Procedures" in our annual report on Form 10-K for the year ended March 31, 2024, during fiscal year 2024 we identified three material weaknesses in internal controls:

●

Controls over technical accounting for complex and non-routine transactions - We did not have adequate supervision and review controls over complex technical accounting related to non-routine goodwill impairment transactions and related analyses.

●	Controls over determining the useful lives of our recently acquired intangibles - During the GKE acquisition's measurement period, we selected a useful life over which to amortize acquired customer relationships, but there was evidence that a longer useful life may be appropriate.
●	Certain controls related to change management and logical access controls related to our enterprise resource planning tool, part of our information technology general controls set, were not operating effectively for a portion of the year ended March 31, 2024. The failure of these information technology general controls extended to automated application controls across portions of financial reporting and business transaction cycles which rely upon the affected information technology application controls.

Remediation Status for Material Weaknesses in Internal Control Over Financial Reporting

Beginning during the three months ended June 30, 2024, we implemented our previously-disclosed remediation plans:

●

Technical accounting for complex and non-routine transactions - We executed two transactions during the first quarter of our fiscal year 2025, partial repurchases of the Notes and the amendment and modification of our Credit Facility, which met our definition of complex technical accounting matters for which we should obtain technical accounting support from an outside expert. We identified and selected qualified third-party advisors, including validation that that the advisors possessed adequate knowledge to address the complexities of the applicable technical accounting matters; and ensured analyses were appropriately reviewed, ensuring consensus on accounting conclusions. Following the execution of our remediation plan for these transactions, management management has concluded that the material weakness has been remediated.

●	Assessment of useful lives of recently acquired intangibles - We modified the useful life of our customer relationship intangible and recorded an immaterial cumulative effect true-up to release amortization expense during the three months ended June 30, 2024. Following the execution of our remediation plan related to the useful lives of recently acquired intangible assets, management has concluded that the material weakness has been remediated.
●

Information technology general controls - Management modified the reports used as source data to test change management controls in our enterprise resource planning tool and has established new controls to enhance our review of roles, particularly roles with the ability to add, edit or delete transactions. An insufficient number of quarters has elapsed to affirm remediation of the material weakness regarding information technology general controls; we will continue to perform our reviews in future quarters.

Changes in Internal Control Over Financial Reporting

We acquired GKE during the third quarter of our fiscal year ended March 31, 2024. As such, the scope of our assessment of our internal control over financial reporting does not yet include GKE. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope for one year from the date of acquisition. The Company's total assets as of June 30, 2024 include $113,500 of assets held by GKE. The Company's consolidated revenues for the three months ended June 30, 2024 include $6,300 from GKE.

Other than as discussed above, during the three months ended June 30, 2024 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the three months ended June 30, 2024, there were no material changes from the risk factors described in Part 1, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 2024	-	-	-	162,486
May 2024	-	-	-	162,486
June 2024	6,194	92.17	-	162,486
Total	6,194	92.17	-	162,486

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

Senior Vice President of Continuous Improvement Brian Archbold entered into a trading arrangement on June 12, 2024. The trading arrangement is effective through May 30, 2025, and contemplates that Mr. Archbold may sell 558 shares of Mesa Labs' common stock, subject to certain conditions.

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

MESA LABORATORIES, INC.

(Registrant)

DATED: August 5, 2024	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: August 5, 2024	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer