Form 10-Q
period 2024-09-30
MESA LABORATORIES INC /CO/
filed 2024-11-07
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,431,424 shares of the Issuer’s common stock, no par value, outstanding as of October 31, 2024.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30,	March 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$24,337	$28,214
Accounts receivable, less allowance for credit losses of $1,026 and $1,321, respectively	40,234	39,055
Inventories	29,738	32,675
Prepaid expenses and other current assets	13,669	9,408
Total current assets	107,978	109,352
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $25,656 and $22,519 respectively	32,073	31,766
Deferred tax asset	1,329	1,292
Other assets	20,142	10,538
Customer relationships, net	81,928	85,383
Other intangibles, net	26,895	28,369
Goodwill	183,753	180,096
Total assets	$454,098	$446,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,988	$6,041
Accrued payroll and benefits	9,185	9,935
Unearned revenues	14,412	15,478
Other accrued expenses	22,866	12,858
Term loan, current portion	3,750	-
Convertible senior notes, current portion, net of debt issuance costs	97,029	-
Total current liabilities	153,230	44,312
Noncurrent liabilities:
Deferred tax liability	$20,561	19,780
Other noncurrent liabilities	14,653	15,613
Revolving line of credit	35,500	50,500
Term loan, noncurrent portion, net of discounts and debt issuance costs	68,703	-
Convertible senior notes, noncurrent portion, net of debt issuance costs	-	171,198
Total liabilities	292,647	301,403
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,419,855 and 5,394,491 shares, respectively	349,529	343,642
(Accumulated deficit)	(178,407)	(183,494)
Accumulated other comprehensive (loss)	(9,671)	(14,755)
Total stockholders’ equity	161,451	145,393
Total liabilities and stockholders’ equity	$454,098	$446,796

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Revenues	$57,833	$53,165	$116,003	$103,810
Cost of revenues	22,378	21,056	43,299	40,518
Gross profit	35,455	32,109	72,704	63,292
Operating expense:
Selling	9,849	9,650	19,965	18,626
General and administrative	17,464	17,526	34,282	35,586
Research and development	4,634	4,993	9,369	9,804
Total operating expense	31,947	32,169	63,616	64,016
Operating income (loss)	3,508	(60)	9,088	(724)
Nonoperating expense:
Interest expense and amortization of debt issuance costs	3,018	905	5,860	1,953
(Gain) on extinguishment of convertible senior notes	-	-	(3,197)	-
Other (income) expense, net	(3,322)	360	(1,292)	(415)
Total nonoperating (income) expense, net	(304)	1,265	1,371	1,538
Earnings (loss) before income taxes	3,812	(1,325)	7,717	(2,262)
Income tax expense (benefit)	384	(95)	901	(483)
Net income (loss)	$3,428	$(1,230)	$6,816	$(1,779)

Earnings (loss) per share:
Basic	$0.63	$(0.23)	$1.26	$(0.33)
Diluted	$0.63	$(0.23)	$1.25	$(0.33)

Weighted-average common shares outstanding:
Basic	5,413	5,387	5,405	5,379
Diluted	5,471	5,387	5,448	5,379

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Net income (loss)	$3,428	$(1,230)	$6,816	$(1,779)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,632	(1,353)	5,084	(8,014)
Comprehensive income (loss)	$8,060	$(2,583)	$11,900	$(9,793)

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Exercise of stock options and vesting of restricted stock units	20,858	-	-	-	-
Tax withholding on vesting of restricted stock units	(6,194)	(571)	-	-	(571)
Dividends paid, $0.16 per share	-	-	(863)	-	(863)
Stock-based compensation expense	-	2,928	-	-	2,928
Foreign currency translation	-	-	-	452	452
Net income	-	-	3,388	-	3,388
June 30, 2024	5,409,155	$345,999	$(180,969)	$(14,303)	$150,727
Exercise of stock options and vesting of restricted stock units	13,006	-	-	-	-
Tax withholding on vesting of restricted stock units	(2,306)	(307)	-	-	(307)
Dividends paid, $0.16 per share	-	-	(866)	-	(866)
Stock-based compensation expense	-	3,837	-	-	3,837
Foreign currency translation	-	-	-	4,632	4,632
Net income	-	-	3,428	-	3,428
September 30, 2024	5,419,855	$349,529	$(178,407)	$(9,671)	$161,451

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Exercise of stock options and vesting of restricted stock units	20,074	52	-	-	52
Tax withholding on vesting of restricted stock units	(5,260)	(712)	-	-	(712)
Dividends paid, $0.16 per share	-	-	(859)	-	(859)
Stock-based compensation expense	-	2,968	-	-	2,968
Foreign currency translation	-	-	-	(6,661)	(6,661)
Net (loss)	-	-	(549)	-	(549)
June 30, 2023	5,384,280	$334,384	$72,791	$(19,456)	$387,719
Exercise of stock options and vesting of restricted stock units	7,464	304	-	-	304
Tax withholding on vesting of restricted stock units	(18)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(862)	-	(862)
Stock-based compensation expense	-	3,183	-	-	3,183
Foreign currency translation	-	-	-	(1,353)	(1,353)
Net (loss)	-	-	(1,230)	-	(1,230)
September 30, 2023	5,391,726	$337,869	$70,699	$(20,809)	$387,759

*Accumulated Other Comprehensive Income (Loss).

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$6,816	$(1,779)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation of property, plant and equipment	2,922	1,825
Amortization of acquisition-related intangibles	8,611	14,405
Stock-based compensation expense	6,765	6,151
Gain on extinguishment of convertible notes	(3,197)	-
Amortization of step-up in inventory basis	1,232	-
Other	(1,100)	1,598
Cash from changes in operating assets and liabilities:
Accounts receivable, net	(566)	5,448
Inventories	(44)	(184)
Prepaid expenses and other assets	(1,449)	(3,528)
Accounts payable	(189)	(1,307)
Accrued liabilities and taxes payable	(2,788)	(1,743)
Unearned revenues	(1,309)	(1,171)
Net cash provided by operating activities	15,704	19,715
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,679)	(904)
Net cash (used in) investing activities	(2,679)	(904)
Cash flows from financing activities:
Proceeds from the issuance of debt, net	73,465	-
Repayment of debt	(16,875)	(13,000)
Repurchase of convertible debt	(71,250)	-
Dividends paid	(1,729)	(1,721)
Other financing, net	(1,330)	(358)
Net cash (used in) financing activities	(17,719)	(15,079)
Effect of exchange rate changes on cash and cash equivalents	817	(1,025)
Net (decrease) increase in cash and cash equivalents	(3,877)	2,707
Cash and cash equivalents at beginning of period	28,214	32,910
Cash and cash equivalents at end of period	$24,337	$35,617

Supplemental non-cash activity:
Right of use assets obtained in exchange for lease liabilities	$9,658	$991

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

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare, and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and Asia Pacific, and by independent distributors in these areas and throughout the rest of the world. We prefer markets in which we can establish a strong presence and achieve high gross profit margins.

As of September 30, 2024, we managed our operations in four reportable segments, or divisions:

●	Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection, and cleaning processes in the medical device, pharmaceutical, and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries.
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

Recently Issued Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07 requires all annual disclosures currently required by Topic 280 to be included in interim financial statements and requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. The ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year 2025 for annual periods), and interim periods within fiscal years beginning after December 15, 2024 (our fiscal year 2026 for interim periods) on a retrospective basis. We do not expect the adoption of ASU 2023-07 to have a material impact on our consolidated financial statements.

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

Note 2. Significant Transactions

GKE - Fiscal Year 2024 Acquisition

We acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH effective  October 16, 2023, and upon approval by applicable Chinese regulators, effective December 31, 2023, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd. (“GKE China” and together with GKE GmbH and SAL GmbH, “GKE” or the "GKE acquisition").

GKE develops, manufactures and sells a highly competitive portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE is included in our Sterilization and Disinfection Control ("SDC") division, and GKE's strengths in chemical indictors are complementary to SDC's strengths in biologic indicators as chemical and biologic indicators are used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business.

We finalized our purchase price accounting of GKE during fiscal year 2024. Total cash consideration for the GKE acquisition was $87,187, net of cash and financial liabilities acquired and inclusive of working capital adjustments. Of the total acquisition price, approximately $9,700 (at September 30, 2024 exchange rates) is being held back until April 2025 in accordance with the purchase agreement as security against potential indemnification losses ("GKE holdback"). We funded the acquisition through a combination of cash on-hand and a total of $71,000 borrowed under our line of credit.

During the three and six months ended September 30, 2024, GKE's operations contributed the following amounts to our consolidated results of operations:

	Three Months Ended	Six Months Ended
	September 30, 2024
Revenues	$5,863	$12,117
Gross profit	3,733	7,553

Amortization of inventory step-up recorded in cost of revenues	454	1,232
Amortization of acquired intangibles recorded in cost of revenues	134	244
Amortization of acquired intangibles recorded in general and administrative expense	956	1,488

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

Consumables are typically used on a one-time basis and require frequent replacement in our customers' operating cycles. Consumables sold by our Clinical Genomics and Biopharmaceutical Development divisions, such as reagents used for molecular and genetic analysis or solutions used for protein synthesis, are critical to the ongoing use of our instruments. Consumables such as biological and chemical indicator test strips sold by our Sterilization and Disinfection Control division are used on a standalone basis.

Revenues from hardware and consumables are recognized upon transfer to the customer, typically at the point of shipment.

We also offer maintenance, calibration, and testing services. Such service contracts result in revenues recognized over time, for example, when we are obligated to perform labor and replace parts on an as-needed basis over a contractually specified period, or at a point in time, upon completion of a specific, discrete service. In many cases, our contracts contain both revenues recognized over time and revenues recognized at a point in time.

We evaluate our revenues internally based on business division and the nature of goods and services provided.

The following tables present disaggregated revenues for the three and six months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30, 2024
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$19,473	$8,178	$3,826	$444	$31,921
Hardware and software	144	2,451	5,168	7,848	15,611
Services	2,588	870	2,873	3,970	10,301
Total revenues	$22,205	$11,499	$11,867	$12,262	$57,833

(1) Revenues of $5,863 from GKE are included in the Sterilization and Disinfection Control division during the three months ended September 30, 2024.

	Three Months Ended September 30, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$14,749	$9,963	$4,187	$786	$29,685
Hardware and software	120	4,474	2,475	6,884	13,953
Services	2,211	1,112	2,545	3,659	9,527
Total revenues	$17,080	$15,549	$9,207	$11,329	$53,165

	Six Months Ended September 30, 2024
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$39,869	$16,290	$7,748	$1,024	$64,931
Hardware and software	313	4,634	10,005	14,734	29,686
Services	4,980	1,979	6,122	8,305	21,386
Total revenues	$45,162	$22,903	$23,875	$24,063	$116,003

(1) Revenues of $12,117 from GKE are included in the Sterilization and Disinfection Control division during the six months ended September 30, 2024.

	Six Months Ended September 30, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$28,456	$18,732	$8,673	$1,295	$57,156
Hardware and software	201	7,901	5,166	13,962	27,230
Services	4,350	2,285	5,257	7,532	19,424
Total revenues	$33,007	$28,918	$19,096	$22,789	$103,810

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
United States	$28,078	$27,073	$54,939	$53,610
China	7,390	7,529	13,949	13,642
Other	22,365	18,563	47,115	36,558
Total revenues	$57,833	$53,165	$116,003	$103,810

Other than China, no foreign country exceeded 10% of total revenues for the three and six months ended September 30, 2024 and 2023.

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2024	$15,686
Prior year liabilities recognized in revenues during the six months ended September 30, 2024	(6,802)
Contract liabilities added during the six months ended September 30, 2024, net of revenues recognized	5,636
Contract liabilities as of September 30, 2024	$14,520

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

The financial instruments that subject us to the highest concentration of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of September 30, 2024.

On April 5, 2024, we entered into separate, privately negotiated purchase agreements with a limited number of holders of our 1.375% convertible senior notes due  August 15, 2025 (the "Notes"), through which we repurchased $75,000 in aggregate principal amount of the Notes. See Note 7. "Indebtedness" for further information. As of September 30, 2024, we had remaining outstanding $97,500 aggregate principal amount of the Notes. We estimate the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period. The fair value of the Notes is approximately correlated to our stock price.

The estimated fair value and carrying value of the Notes were as follows:

	September 30, 2024		March 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$97,029	$94,148	$171,198	$163,013

The carrying amount of the term loan and revolving line of credit (together, the "Credit Facility") on the Condensed Consolidated Balance Sheets approximates fair value due to the variable interest rate pricing on the debt with the balance bearing an interest rate approximating current market rates.

We expect to pay approximately $9,700 (at  September 30, 2024 exchange rates) for the GKE holdback in April 2025. We estimate the discounted fair value of consideration held back to be approximately $9,400 as of September 30, 2024 based on Level 3 inputs from the acquisition, including discount rate estimates. We adjust the estimated fair value at each reporting period through earnings.

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

Amounts recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include the initial recognition and disclosure of most assets and liabilities purchased in business acquisitions and any related measurement period adjustments. Additionally, assets such as property and equipment, operating lease assets, goodwill and other intangible assets are adjusted to fair value if determined to be impaired. Fair values of such assets and liabilities require measurement using Level 3 inputs. We recorded no impairments during the three and six months ended September 30, 2024 or 2023.

There were no transfers between the levels of the fair value hierarchy during the three months ended three and six months ended September 30, 2024.

Note 5. Supplemental Information

Inventories consisted of the following:

	September 30, 2024	March 31, 2024
Raw materials	$18,215	$18,335
Work in process	366	1,256
Finished goods	11,157	13,084
Total inventories	$29,738	$32,675

Prepaid expenses and other current assets consisted of the following:

	September 30, 2024	March 31, 2024
Prepaid expenses	$3,674	$2,932
Deposits	1,666	1,898
Prepaid income taxes	4,407	1,237
Other current assets	3,922	3,341
Total prepaid expenses and other current assets	$13,669	$9,408

Accrued payroll and benefits consisted of the following:

	September 30, 2024	March 31, 2024
Bonus payable	$4,224	$3,838
Wages and paid-time-off payable	2,404	3,072
Payroll related taxes	2,029	1,956
Other benefits payable	528	1,069
Total accrued payroll and benefits	$9,185	$9,935

Other accrued expenses consisted of the following:

	September 30, 2024	March 31, 2024
Accrued business taxes	$5,908	$5,557
Current operating lease liabilities	3,488	2,986
Income taxes payable	1,386	1,615
Current acquisition-related holdbacks	9,891	436
Other	2,193	2,264
Total other accrued expenses	$22,866	$12,858

The increase in other accrued expenses is primarily due to the reclassification of the held back GKE acquisition-related consideration from noncurrent liabilities.

Other noncurrent liabilities consisted of the following:

	September 30, 2024	March 31, 2024
Noncurrent operating lease liabilities	$14,385	$6,613
Noncurrent acquisition-related holdbacks	160	8,792
Other	108	208
Total other noncurrent liabilities	$14,653	$15,613

The increase in operating lease liabilities is primarily attributable to new a new right-of-use leased facility associated with the manufacturing and administrative office facilities used by our Biopharmaceutical Development division in Uppsala, Sweden.

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Depreciation expense in cost of revenues	$904	$655	$1,766	$1,329
Depreciation expense in operating expense	614	256	1,156	496
Total depreciation expense	$1,518	$911	$2,922	$1,825

The increase in depreciation expense for the three and six months ended September 30, 2024 is primarily due to GKE's operations, which included $321 and $625 of depreciation expense, respectively.

Note 6. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consisted of the following:

	September 30, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$194,931	$(113,003)	$81,928	$189,911	$(104,528)	$85,383
Other intangibles	62,320	(35,425)	26,895	61,161	(32,792)	28,369
Total finite-lived intangible assets	$257,251	$(148,428)	$108,823	$251,072	$(137,320)	$113,752

Amortization expense for finite-lived intangible assets was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Amortization in cost of revenues	$672	$1,756	$1,319	$3,484
Amortization in general and administrative	3,878	5,429	7,292	10,921
Total amortization expense	$4,550	$7,185	$8,611	$14,405

For the following fiscal years ending March 31, amortization expense is estimated as follows, based on foreign currency exchange rates as of September 30, 2024:

Fiscal Year	Amortization Expense

Remainder of 2025	$9,118
2026	17,586
2027	16,915
2028	16,301
2029	15,729

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2024	$79,430	$16,940	$46,515	$37,211	180,096
Effect of foreign currency translation	1,979	116	1,530	32	3,657
September 30, 2024	$81,409	$17,056	$48,045	$37,243	$183,753

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

In conjunction with the amendment and restatement of the Credit Facility during the six months ended September 30, 2024, we incurred $1,987 of customary lender fees and debt issuance costs paid to third parties, of which $1,242 is related to the Revolver and $745 is related to the Term Loan. The fees are being amortized to interest expense through maturity.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread ranging from 1.5% to 3.5%, depending on our total net leverage ratio. The interest rate on borrowings under our line of credit as of  September 30, 2024 was 8.4%.

The financial covenants in the Credit Facility as amended include a maximum leverage ratio of 4.50 to 1.00 for the first five testing dates on which amounts under the Revolver are outstanding; 4.0 to 1.0 on each of the sixth, seventh, eighth, and ninth testing dates; and 3.5 to 1.0 on each testing date following the ninth testing date. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0 and a minimum senior net leverage ratio of 3.5 to 1. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  September 30, 2024, we were in compliance with all covenants under the Credit Facility.

Term Loan

We borrowed $75,000 under the Term Loan on  April 5, 2024, to fund the privately negotiated repurchases of a portion of the Notes (see “Convertible Notes” below). During the three and six months ended September 30, 2024, we made required quarterly principal payments on the Term Loan of $937 and $1,875, respectively.

We are required to make quarterly principal payments on the Term Loan. For the following fiscal years ending March 31, debt payments on the Term Loan are required as follows:

Fiscal Year	Amount
Remainder of 2025	$1,875
2026	3,750
2027	5,625
2028	5,625
2029	7,500
Thereafter	48,750
Total Principal Remaining	$73,125

The net carrying amount of the Term Loan was as follows:

	September 30, 2024	March 31, 2024
Term Loan (8.4% as of September 30, 2024)	$73,125	$-
Less: discount and debt issuance costs	(672)	-
Less: current portion	(3,750)	-
Noncurrent portion	$68,703	$-

The effective interest rate on the Term Loan at the time of borrowing was 8.13%.

Revolver

As of  September 30, 2024, the outstanding balance under the Revolver was $35,500 and $89,500 was available for borrowing. Subsequent to  September 30, 2024, we repaid an additional $4,500 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio.

The balance of unamortized customary lender fees related to the Revolver, including fees from the original debt issuance and all subsequent amendments and restatements, was $1,353 and $321 as of  September 30, 2024 and  March 31, 2024, respectively.

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

On April 5, 2024, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $75,000 aggregate principal amount of the Notes for an aggregate repurchase price of $71,250 in cash, plus accrued and unpaid interest of $160. We accounted for the partial repurchase of the Notes as a debt extinguishment, which resulted in the recognition of a gain on extinguishment of $3,197 in other income on the Condensed Consolidated Statements of Operations during the six months ended September 30, 2024. As of September 30, 2024, $97,500 in aggregate principal amount of the Notes remained outstanding, which we intend to pay using a combination of cash on hand and a draw on our Revolver.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The circumstances necessary for conversion were not met during the three or six months ended  September 30, 2024. The Notes will become convertible at any time from, and including, April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024, the Notes were classified as a current liability on our Condensed Consolidated Balance Sheets. The if-converted value of the Notes did not exceed the principal balance as of  September 30, 2024.

The net carrying amount of the Notes was as follows:

	September 30, 2024	March 31, 2024
Principal outstanding	$97,500	$172,500
Unamortized debt issuance costs	(471)	(1,302)
Net carrying value	$97,029	$171,198

We recognized interest expense on the Notes as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Coupon interest expense at 1.375%	$335	$593	$702	$1,186
Amortization of debt issuance costs	133	231	278	461
Total interest and amortization of debt issuance costs	$468	$824	$980	$1,647

The effective interest rate on the Notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the six months ended September 30, 2024, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. Amended and Restated 2021 Equity Incentive Plan, which authorizes the issuance of 660 shares of common stock to eligible participants. Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of RSU and PSU award activity for the six months ended September 30, 2024:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2024	76	$157.83	56	$240.96
Awards granted(1)	111	93.05	41	102.57
Awards forfeited	(4)	137.89	-	-
Awards distributed	(34)	165.50	-	-
Outstanding as of September 30, 2024	149	$108.40	97	$181.85

(1)	Balances for PSUs granted are reflected at target.

Outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The majority of RSUs granted to employees during the six months ended September 30, 2024 vest in equal installments on the first, second, and third anniversaries of the grant date. RSUs granted to non-employee directors during the six months ended September 30, 2024 vest one year from the grant date. We generally recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

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

During the six months ended September 30, 2024, the Compensation Committee of the Board of Directors created a plan to award 41 PSUs at target (“the FY25 PSUs”) to eligible employees. Of the 41 PSUs granted, 23 PSUs have a grant date fair value of $89.82 and are subject to service and company financial performance conditions. The financial performance measurement period is from April 1, 2024 through March 31, 2027. The remaining 18 PSUs have a grant date fair value of $119.54 and are subject to service and market conditions, with the market performance period measured from June 18, 2024 through June 18, 2027. The service period for all of the FY25 PSUs is from June 18, 2024 through June 18, 2027. The quantity of shares that will be earned based upon either company financial performance or market performance will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

The following is a summary of stock option award activity for the six months ended September 30, 2024:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	194	$181.89	3.2	$26
Awards granted	-	-
Awards forfeited or expired	(14)	147.90
Awards exercised	-	-
Outstanding as of September 30, 2024	180	$184.42	2.9	$229

Note 9. Earnings (Loss) Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net income (loss) available for shareholders	$3,428	$(1,230)	$6,816	$(1,779)
Weighted average outstanding shares of common stock	5,413	5,387	5,405	5,379
Dilutive effect of RSUs	58	-	43	-
Fully diluted shares	5,471	5,387	5,448	5,379

Basic earnings (loss) per share	$0.63	$(0.23)	$1.26	$(0.33)
Diluted earnings (loss) per share	$0.63	$(0.23)	$1.25	$(0.33)

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

The following stock awards were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Assumed conversion of the Notes	344	608	358	608
Stock awards that were anti-dilutive	218	282	213	255
Total stock awards excluded from diluted EPS	562	890	571	863

Shares underlying the Notes were excluded from the diluted EPS calculation for the three and six months ended September 30, 2024 and 2023 as the impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive. The decrease in assumed conversion of the Notes is related to the partial repayment of the Notes that occurred during the six months ended September 30, 2024 (see Note 7. "Indebtedness").

Note 10. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Income tax expense (benefit)	$384	$(95)	$901	$(483)
Effective tax rate	10.1%	7.2%	11.7%	21.4%

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

The change in the effective tax rate for both the three and six months ended September 30, 2024 compared to the prior year periods is primary due to the valuation allowance established on the US deferred taxes during fiscal year 2024. The effective tax rate for both the three and the six months ended September 30, 2024 differed from the statutory federal rate of 21% primarily due to the valuation allowance established on the US deferred taxes during fiscal year 2024.

Note 11. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of  September 30, 2024, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows.

We expect to pay approximately $9,700 (at  September 30, 2024 exchange rates) for the GKE holdback in April 2025, pending adjustments for potential indemnification losses that  may arise. The liability is recorded at its discounted fair value of $9,400 in other accrued expenses on our unaudited Condensed Consolidated Balance Sheets as of September 30, 2024.

As part of the Belyntic acquisition, we agreed to pay the sellers a contingency based upon approval of contractually specified patents. The estimated fair value of the probable remaining contingent consideration was $650 as of  September 30, 2024.

Note 12. Segment Information

The following tables set forth our segment information:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues (a):
Sterilization and Disinfection Control (b)	$22,205	$17,080	$45,162	$33,007
Clinical Genomics	11,499	15,549	22,903	28,918
Biopharmaceutical Development	11,867	9,207	23,875	19,096
Calibration Solutions	12,262	11,329	24,063	22,789
Total revenues	$57,833	$53,165	$116,003	$103,810

Gross profit:
Sterilization and Disinfection Control (b)	$15,172	$12,476	$30,730	$24,067
Clinical Genomics	5,906	7,727	12,396	14,455
Biopharmaceutical Development	7,167	5,509	15,126	11,942
Calibration Solutions	7,210	6,407	14,452	12,838
Reportable segment gross profit	35,455	32,119	72,704	63,302
Corporate and other (c)	-	(10)	-	(10)
Gross profit	$35,455	$32,109	$72,704	$63,292

Reconciling items:
Operating expense	31,947	32,169	63,616	64,016
Operating income (loss)	3,508	(60)	9,088	(724)
Nonoperating expense, net	(304)	1,265	1,371	1,538
Earnings (loss) before income taxes	$3,812	$(1,325)	$7,717	$(2,262)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)	Includes post-acquisition GKE results during the three and six months ended September 30, 2024.
(c)	Unallocated corporate expenses are reported within corporate and other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with and does not regularly review any other segment asset information.

	September 30,	March 31,
	2024	2024
Sterilization and Disinfection Control	$5,920	$7,014
Clinical Genomics	11,459	11,813
Biopharmaceutical Development	6,001	6,304
Calibration Solutions	6,358	7,544
Total inventories	$29,738	$32,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “target,” “expect,” “anticipate,” “plan,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of additional actions taken to become more efficient or lower costs; supply chain challenges; cost pressures; laws regulating fraud and abuse in the health care industry and the privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

As of September 30, 2024, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

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

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up the Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating the manufacturing and administrative aspects of our high-margin, niche businesses. The Mesa Way is focused on: "Measuring What Matters" using our customers' perspective and setting high standards for performance; "Empowering Teams" to improve operationally and exceed customer expectations; "Sustainably Improving" using lean-based tools designed to help us identify and prioritize the biggest opportunities; and "Always Learning" so that performance continuously improves.

Gross profit is affected by many factors including our product mix, foreign currency rates, manufacturing efficiencies, costs of products and labor, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately our mix of revenues will continue to impact our overall gross profit.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team approach. Indeed, it is our exceptionally talented workforce that works together and uses our lean-based tool set to find ways to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

We are a global company with multinational operations. During the six months ended September 30, 2024, approximately 53% of our revenues were earned outside of the United States. We face both opportunities and challenges resulting from our geographic and industry diversity, such as varied economic environments across served geographies, technology changes in served markets, opportunities in high-growth markets, the impact of foreign currency movements against the U.S. dollar ("USD"), changes in trends and costs of a global labor force, and increasing regulation. Continued growth of our revenue will depend on our ability to (i) continue commercial efforts to expand business with new and existing customers, (ii) identify, consummate, and integrate acquisitions successfully, and (iii) develop or purchase differentiated products and services. We maintain our profitability by improving the effectiveness of our sales forces, continuing to pursue cost reduction initiatives, and improving our operating efficiency.

During the first half of fiscal year 2025, our revenues increased 11.7%, versus the comparable prior year period, primarily driven by revenues of $12,117 from GKE, which we acquired in the third quarter of fiscal year 2024. Organic revenues increased 0.1% during the first half of fiscal year 2025 primarily as a result of 25.0% organic revenues growth from our Biopharmaceutical Development division, and to a lesser extent organic revenues increases of 5.6% from our Calibration Solutions division. Our Biopharmaceutical Development division, in particular, benefited from an improved environment for capital equipment purchases in the biopharmaceutical vertical. Organic revenues in our Clinical Genomics business declined 20.8% as we continue to experience challenges from the economic slowdown in China and regulatory challenges that are impacting sales of new Clinical Genomics instruments in the United States. However, the Clinical Genomics division's revenues have increased sequentially in both the first and second quarters of fiscal year 2025.

Gross profit as a percentage of revenues increased 1.7 percentage points in the first half of fiscal year 2025 compared to the first half of fiscal year 2024, primarily attributable to lower amortization of intangible expenses flowing through cost of revenues as a result of the Clinical Genomics intangible asset impairment charge recorded in the fourth quarter of fiscal year 2024 and margin contribution of 62.3% from the GKE acquisition, including $1,232 of non-cash inventory step up amortization.

Operating expenses declined slightly during the first half of fiscal year 2025 versus the comparable prior year period, despite an 11.7% increase in revenues. Operating expenses incurred by GKE during the six months ended September 30, 2024 were offset by lower amortization expense as we impaired a portion of the intangible assets held by the Clinical Genomics division in fiscal year 2024. The weakening of the USD increased reported expenses incurred in Europe, but despite foreign currency headwinds, operating income was $9,088, an increase of $9,812 versus the comparable prior year period. Additionally, we recorded about $900 more for bonuses in the first six months of fiscal year 2025 versus the comparable prior year period due to improved performance. GKE contributed $4,533 to our consolidated operating income during the first half of fiscal year 2025.

A weakening or strengthening of foreign currencies against the USD increases or decreases our reported revenues, gross profit margins, and operating expenses, and impacts the comparability of our results between periods.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	$22,205	$17,080	(4.3%)	0.7%	68.3%	73.0%
Clinical Genomics	11,499	15,549	(26.0%)	(15.7%)	51.4%	49.7%
Biopharmaceutical Development	11,867	9,207	28.9%	(24.4%)	60.4%	59.8%
Calibration Solutions	12,262	11,329	8.2%	1.1%	58.8%	56.6%
Mesa's reportable segments	$57,833	$53,165	(2.2%)	(9.6%)	61.3%	60.4%

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Six Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	$45,162	$33,007	0.1%	4.0%	68.0%	72.9%
Clinical Genomics	22,903	28,918	(20.8%)	(12.2%)	54.1%	50.0%
Biopharmaceutical Development	23,875	19,096	25.0%	(17.8%)	63.4%	62.5%
Calibration Solutions	24,063	22,789	5.6%	6.4%	60.1%	56.3%
Mesa's reportable segments	$116,003	$103,810	0.1%	(5.0%)	62.7%	61.0%

(a)	Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Measures" below for further information and for a reconciliation of organic revenues growth to total revenues growth.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$57,833	$53,165	8.8%	$116,003	$103,810	11.7%
Gross profit	35,455	32,109	10.4%	72,704	63,292	14.9%
Operating expense	31,947	32,169	(0.7%)	63,616	64,016	(0.6%)
Operating income (loss)	3,508	(60)	5,946.7%	9,088	(724)	1,355.2%
Net income (loss)	$3,428	$(1,230)	378.7%	$6,816	$(1,779)	483.1%

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

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$22,205	$17,080	30.0%	$45,162	$33,007	36.8%
Gross profit	15,172	12,476	21.6%	30,730	24,067	27.7%
Gross profit as a % of revenues	68.3%	73.0%	(4.7 pt)	68.0%	72.9%	(4.9 pt)

The Sterilization and Disinfection Control division's revenues increased 30.0% and 36.8% for the three and six months ended September 30, 2024, respectively versus the comparable prior year periods. The GKE acquisition contributed inorganic revenues of $5,863 and $12,117 for the three and six months ended September 30, 2024, respectively. Organic revenues declined 4.3% for the three months ended September 30, 2024 and increased 0.1% for the six months ended September 30, 2024. Strong commercial execution that resulted in organic revenues growth in the first quarter of fiscal year 2025 and significant orders growth of 6% in the first half of the fiscal year excluding GKE was largely offset by lower than expected order fulfillments. However, the past due backlog for the division has increased and is expected to be fulfilled over the next two quarters. We anticipate positive organic revenues growth in the Sterilization and Disinfection Control division in fiscal year 2025.

The Sterilization and Disinfection Control division's gross profit percentage decreased 4.7 percentage points and 4.9 percentage points for the three and six months ended September 30, 2024, respectively, versus the comparable prior year periods. The three and six months ended September 30, 2024 includes $588 and $1,476, respectively, of both amortization of GKE’s intangible assets and amortization of non-cash inventory step-up, which affect the comparability of gross margins as a percentage of revenues. There will be no further charges for the inventory step up. Excluding these non-cash charges from purchase accounting, the Sterilization and Disinfection Control division’s margin decreased 2.1 percentage points and 1.6 percentage points for the three and six months ended September 30, 2024, respectively. Beginning in the third quarter of fiscal year 2025, when the inventory step up is no longer being amortized through cost of revenues, we expect GKE's gross profit percentage will be in the low 70s.

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

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$11,499	$15,549	(26.0%)	$22,903	$28,918	(20.8%)
Gross profit	5,906	7,727	(23.6%)	12,396	14,455	(14.2%)
Gross profit as a % of revenues	51.4%	49.7%	1.7 pt	54.1%	50.0%	4.1 pt

The Clinical Genomics division's revenues decreased 26.0% and 20.8% for the three and six months ended September 30, 2024 versus the comparable prior year periods. The decrease for the three and six months ended September 30, 2024 was primarily due to decreases in revenues from consumables, and to a lesser extent, new systems in China as a result of China's economic slowdown and anti-corruption initiatives, which began to significantly impact us during the third quarter of fiscal year 2024. Decreased instrument sales in the United States due to increased regulation of lab-developed tests further contributed to decreased revenues.

Gross profit percentage for the Clinical Genomics division increased 1.7 and 4.1 percentage points for the three and six months ended September 30, 2024 versus the comparable prior year periods, primarily due to lower intangibles amortization expense as a result of an impairment charge recorded in the fourth quarter of fiscal year 2024. Excluding the impact of amortization expense, gross profit as a percentage of revenues would have decreased 5.8 and 4.0 percentage points for the three and six months ended September 30, 2024, respectively, primarily as a result of lower revenues on a partially fixed cost base as well as realizing lower margins on certain strategic instrument sales into our APAC region that we expect will increase our consumables sales in the future.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$11,867	$9,207	28.9%	$23,875	$19,096	25.0%
Gross profit	7,167	5,509	30.1%	15,126	11,942	26.7%
Gross profit as a % of revenues	60.4%	59.8%	0.6 pt	63.4%	62.5%	0.9 pt

The Biopharmaceutical Development division's revenues increased 28.9% and 25.0% for the three and six months ended September 30, 2024 versus the comparable prior year periods, primarily due to increased capital spending in the biopharmaceutical markets. Revenues from hardware and software sales increased 108.8% and 93.7% for the three and six months ended September 30, 2024, respectively, versus the comparable prior year periods.

For the three and six months ended September 30, 2024, gross margin as a percentage of revenues for the Biopharmaceutical Development division increased slightly as a result of favorable product mix, as well as increased revenues on a partially fixed cost base.

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

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$12,262	$11,329	8.2%	$24,063	$22,789	5.6%
Gross profit	7,210	6,407	12.5%	14,452	12,838	12.6%
Gross profit as a % of revenues	58.8%	56.6%	2.2 pt	60.1%	56.3%	3.8 pt

The Calibration Solutions division's revenues increased 8.2% and 5.6%, respectively, for the three and six months ended September 30, 2024 versus the comparable prior year period, primarily due to commercial efforts and increases in prices, particularly in our Renal Care product lines.

The Calibration Solutions division's gross profit percentage increased 2.2 and 3.8 percentage points for the three and six months ended September 30, 2024, respectively, versus the comparable prior year period, primarily due to increased revenues on a partially-fixed cost base and favorable product mix.

Operating Expense

Operating expense decreased 0.7% and 0.6% for the three and six months ended September 30, 2024, respectively, versus the comparable prior year period. Increases in operating expenses from GKE's operations were offset by lower amortization of intangible assets as a result of the Clinical Genomics impairment charge recorded in the fourth quarter of fiscal year 2024.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Selling expense	$9,849	$9,650	2.1%	$19,965	$18,626	7.2%
As a percentage of revenues	17.0%	18.2%	(1.2 pt)	17.2%	17.9%	(0.7 pt)

Selling expense for the three and six months ended September 30, 2024 increased 2.1% and 7.2%, respectively, versus the comparable prior year periods. The increase is primarily attributable to sales and marketing costs from GKE and higher commissions as revenues increased.

General and Administrative Expense

Labor costs, non-cash stock-based compensation and non-cash amortization of intangible assets drive the substantial majority of our general and administrative expense.

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
General and administrative expense	$17,464	$17,526	(0.4%)	$34,282	$35,586	(3.7%)
As a percentage of revenues	30.2%	33.0%	(2.8 pt)	29.6%	34.3%	(4.7 pt)

General and administrative expenses decreased 0.4% and 3.7% for the three and six months ended September 30, 2024, respectively, versus the comparable prior year period, largely due to the decrease of amortization of intangible assets due to an impairment charge recorded in the fourth quarter of fiscal year 2024. Excluding amortization expense, general and administrative expense would have increased 12.3% for the three months ended September 30, 2024, primarily as a result of GKE's general and administrative expenses as well as higher non-cash stock-based compensation expense. Excluding amortization expense, for the six months ended September 30, 2024, general administrative costs would have increased 9.4%, primarily as a result of general and administrative costs from GKE and costs associated with integrating GKE into our enterprise resource planning tool.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Research and development expense	$4,634	$4,993	(7.2%)	$9,369	$9,804	(4.4%)
As a percentage of revenues	8.0%	9.4%	(1.4 pt)	8.1%	9.4%	(1.3 pt)

Research and development expenses decreased 7.2% and 4.4% for the three and six months ended September 30, 2024, respectively, versus the comparable prior year periods. We undertook cost containment efforts during fiscal year 2024, which included recording severance. Lower costs in the three and six months ended September 30, 2024 were a result of lower headcount, no severance charges, and reduced research and development supplies purchases.

Nonoperating (Income) Expense, Net

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Interest expense and amortization of debt issuance costs	$3,018	$905	233.5%	$5,860	$1,953	200.1%
(Gain) on extinguishment of convertible senior notes	-	-	N/A	(3,197)	-	N/A
Other (income) expense, net	(3,322)	360	(1,022.8%)	(1,292)	(415)	211.3%
Nonoperating (income) expense, net	$(304)	$1,265	(124.0%)	$1,371	$1,538	(10.9%)

Nonoperating expense, net for the six months ended September 30, 2024 is composed primarily of a $3,197 gain recorded related to the partial extinguishment of the Notes during the first quarter of fiscal year 2025. The gain represents the difference between the fair value and the carrying value of the Notes and any unamortized debt issuance costs at the time of settlement. The gain on the extinguishment was offset by the combination of interest expense and debt issuance costs, and gains and losses on foreign currency transactions.

We incurred significantly more interest expense during the three and six months ended September 30, 2024 versus the comparable prior year period as we re-financed our Credit Facility during the first quarter of fiscal year 2025 in order to repurchase a portion of the Notes. We had $107,953 outstanding under our Credit Facility as of September 30, 2024, net of discounts on the Term Loan, and $0 outstanding under our Credit Facility as of September 30, 2023. The interest rate on our Credit Facility is variable, but was approximately 7.0 percentage points higher than the fixed-rate interest on the Notes during the first half of fiscal year 2025.

During the third quarter of fiscal year, Mesa issued an intercompany loan denominated in USD to our wholly owned subsidiary, Mesa Germany GmbH, to purchase GKE. Nonoperating income increased for the three and six months ended September 30, 2024 as we recorded net unrealized gains on foreign currency resulting from the weakening of the USD against the euro.

Income Taxes

	Three Months Ended September 30,		Total	Six Months Ended September 30,		Total
	2024	2023	Change	2024	2023	Change
Income tax expense (benefit)	$384	$(95)	(505.3%)	$901	$(483)	(286.7%)
Effective tax rate	10.1%	7.2%	2.9 pt	11.7%	21.4%	(9.7 pt)

Our effective income tax rate was 10.1% for the three months ended September 30, 2024 and 7.2% for the three months ended September 30, 2023. Our effective income tax rate was 11.7% for the six months ended September 30, 2024 and 21.4% for the six months ended September 30, 2023.

The change in the effective tax rate for both the three and six months ended September 30, 2024 compared to the prior year periods is primary due to the valuation allowance established on the US deferred taxes during fiscal year 2024. The effective tax rate for both the three and the six months ended September 30, 2024 differed from the statutory federal rate of 21% primarily due to the valuation allowance established on the US deferred taxes during fiscal year 2024.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income

Net income varies with changes in revenues, gross profit, and operating expense (and included $8,611, $6,765 and $2,922 of non-cash: amortization of intangible assets acquired in business combinations, stock-based compensation expense, and depreciation expense, respectively, for the six months ended September 30, 2024).

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

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. During fiscal year 2024, we acquired GKE for $87,187, net of cash and financial liabilities acquired and inclusive of working capital adjustments. We expect to pay a holdback of approximately $9,700 (at September 30, 2024 exchange rates) from the acquisition in April 2025, pending adjustments for potential indemnification losses.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $(45,252) and $65,040 as of September 30, 2024 and March 31, 2024, respectively. As of September 30, 2024 and March 31, 2024, we had $24,337 and $28,214, respectively, of cash and cash equivalents. Our working capital balance is negative as of September 30, 2024 primarily because of the balance on the Notes is now current, due August 15, 2025, which is within 12 months of September 30, 2024. See further discussion below.

During the first quarter of fiscal year 2025, we amended and restated our Credit Facility to:

●	Allow proceeds from the Credit Facility to be used to redeem some or all of the Notes.
●	Add the $75,000 senior secured Term Loan.
●	Extend the maturity of the Credit Facility to April 2029.
●	Make certain changes to the financial covenants.

Under the revised Credit Facility, we maintain access to our Revolver, allowing access to up to $125,000 of borrowings. During the three months ended December 31, 2023, we borrowed a total of $71,000 under the Revolver to fund the majority of the acquisition of GKE. As of September 30, 2024, $35,500 remained outstanding under the Revolver. During October 2024, we repaid $4,500 on our Revolver.

We used the $75,000 proceeds from borrowings under the Term Loan to enter into a separate, privately negotiated purchase agreements with a limited number of holders of our Notes. Pursuant to the purchase agreements, we purchased $75,000 aggregate principal amount of the Notes for an aggregate cash purchase price of approximately $71,250. Following these transactions, $97,500 aggregate principal amount of the Notes remains outstanding and is now classified as current on our condensed consolidated balance sheets.

At the interest rate effective through October 30, 2024, within the next twelve months we expect to incur cash interest expense of approximately $7,300 (adjusted for required future principal payments) on undiscounted borrowings of $104,125 related to the Credit Facility as of the date of this filing.

We have $97,500 due on the Notes in August 2025. Together with the current portion of our Term Loan, the cash needed for principal debt payments is $101,250 within the next 12 months. We plan use cash on hand, draws against our Revolver, which has $94,000 available as of the date of this filing, and cash generated from operating activities over the next three quarters to fund the amount due.

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

We may from time to time repurchase or take other steps to reduce our debt. These actions may include retirements or refinancing of outstanding debt through tender offers, privately negotiated transactions, or otherwise. The amount of debt that may be retired, if any, could be material. Retirement would be decided at the sole discretion of our Board of Directors and would depend on market conditions, our cash position, and other considerations.

Dividends

We have paid regular quarterly dividends since 2003. We paid dividends of $0.16 per share during the three months ended September 30, 2024, as well as each quarter of fiscal years 2025 and 2024.

In October 2024, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 16, 2024, to shareholders of record at the close of business on November 29, 2024.

Goodwill and Intangible Assets

We perform analyses at least quarterly to identify potential impairment indicators and to assess whether it is more likely than not that our goodwill reporting units are impaired. We have determined our goodwill reporting units are not impaired as of September 30, 2024; however, impairment losses recorded in the prior fiscal year resulted in a 0% cushion between the fair and carrying values of our Clinical Genomics division and the Immunoassays reporting unit within our Biopharmaceutical Development division as of our most recent annual impairment testing date on January 1, 2024. Revenues related to our Biopharmaceutical Development division were higher than our impairment model indicated; however, our Clinical Genomics reporting unit remains susceptible to future impairment losses if actual results differ significantly from the assumptions used in our most recent impairment tests. While revenues in our Clinical Genomics division have declined somewhat from fiscal year 2024 levels, we deployed cost saving measures late in fiscal year 2024, primarily a reduction in force, and as a result, we believe that our operating cash flows for fiscal year 2025 for Clinical Genomics will approximate the levels used in our recent impairment model. At our last testing date, the fair value of the applicable reporting units was assessed by weighting Gordon Growth and Exit Multiple discounted cash flow models and guideline public company models (one-year forward multiples), relying on unobservable Level 3 inputs, including but not limited to discount rates, expected useful lives, applicable competitors, and anticipated revenues growth and margins. Inputs were established through discussions between management and external valuation specialists, and were based on internal expectations for future performance, market indicators, and reputable valuation research resources. These assumptions required inputs and estimates that are subject to uncertainty such that there is a reasonable possibility that further impairment losses, which could be material to our consolidated financial statements, may occur in the future.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Six Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$15,704	$19,715
Net cash (used in) investing activities	(2,679)	(904)
Net cash (used in) financing activities	(17,719)	(15,079)

Cash flows from operating activities for the six months ended September 30, 2024 provided $15,704, a decrease of $4,011 versus the comparable prior year period. The decrease in cash flows from operating activities for the six months ended September 30, 2024 compared to September 30, 2023 was primarily a result of:

●	lower cash collected on accounts receivable,
●	higher payments made for income taxes,
●	approximately $3,900 more paid for interest as we had more debt outstanding at higher rates; partially offset by
●	cash provided by improved operating performance, primarily due to an increase in revenues of $12,193.

Cash used in investing activities for the six months ended September 30, 2024 increased compared to the six months ended September 30, 2023 primarily due to spending on property, plant and equipment, including for our new leased facility in Sweden.

Cash used in financing activities resulted in a $17,719 use of cash for the six months ended September 30, 2024. Net proceeds from borrowings under the Term Loan in the first quarter of fiscal year 2025 were almost fully offset by payments made to repurchase the Notes. We used $15,000 of cash to repay the Revolver and $1,875 to pay down the Term Loan in the six months ended September 30, 2024, compared to $13,000 to pay down the Revolver in the comparable prior year period.

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

On a consolidated basis, as of September 30, 2024, we had contractual obligations for open purchase orders of approximately $18,030 for routine purchases of supplies and inventory, the majority of which are payable in less than one year.

As part of the GKE acquisition, we have agreed to pay the GKE sellers approximately $9,700 (at September 30, 2024 exchange rates) of the acquisition price in April 2025, pending adjustments for potential indemnification losses that may arise.

As part of the Belyntic acquisition, we agreed to pay $1,500 to the sellers if specified patents related to the technology purchased are issued. The estimated fair value of the probable remaining contingent consideration was $650 as of September 30, 2024.

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

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, we present organic revenues growth (reported revenues growth excluding revenues from recent acquisitions), as a supplemental non-GAAP financial measure. We believe that presenting supplemental organic revenues growth facilitates comparability between current period and prior period information, and provides insight into Mesa’s short-term and long-term financial trends. We use organic revenue growth internally to forecast and evaluate Mesa’s operating performance and to compare revenues of current periods to prior periods, for financial and operating decision-making and for compensation purposes.

A reconciliation of organic revenues growth to total revenues growth is as follows:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	30.0%	0.7%	(34.3%)	-%	(4.3%)	0.7%
Clinical Genomics	(26.0%)	(15.7%)	-%	-%	(26.0%)	(15.7%)
Biopharmaceutical Development	28.9%	(24.2%)	-%	(0.2%)	28.9%	(24.4%)
Calibration Solutions	8.2%	1.1%	-%	-%	8.2%	1.1%
Total Company	8.8%	(9.5%)	(11.0%)	(0.1%)	(2.2%)	(9.6%)

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Six Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	36.8%	4.0%	(36.7%)	-%	0.1%	4.0%
Clinical Genomics	(20.8%)	(12.2%)	-%	-%	(20.8%)	(12.2%)
Biopharmaceutical Development	25.0%	(17.4%)	-%	(0.4%)	25.0%	(17.8%)
Calibration Solutions	5.6%	6.4%	-%	-%	5.6%	6.4%
Total Company	11.7%	(4.9%)	(11.6%)	(0.1%)	0.1%	(5.0%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We face exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the functional currency of the applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into USD, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into USD using average exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the USD. Our Biopharmaceutical Development division is particularly susceptible to currency exposures since it incurs a substantial portion of its expenses in Swedish Krona, while most of the division's revenue contracts are in USD and euros. Therefore, when the Swedish Krona strengthens or weakens against the USD, operating profits are increased or decreased, respectively. As we continue to consummate acquisitions of companies with foreign operations or with functional currencies other than the USD, our foreign currency exchange rate risk will increase. The effect of a change in currency exchange rates on our international subsidiaries' assets and liabilities is reflected in the accumulated other comprehensive income component of stockholders’ equity.

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate plus an applicable spread. Based on the balance outstanding as of the date of this filing and required future principal payments, we estimate that if interest rates increased 1 percentage point, we would incur approximately $920 of additional cash interest expense per year.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to a material weakness identified in the fourth quarter of fiscal year 2024 that has not yet been remediated. Two of the material weaknesses identified in the fourth quarter of fiscal year 2024 were remediated in the first quarter of fiscal year 2025. The material weaknesses are described further below.

Prior Year Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As disclosed in Part II Item 9A. "Controls and Procedures" in our annual report on Form 10-K for the year ended March 31, 2024, during fiscal year 2024 we identified three material weaknesses in our internal controls:

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

Remediation Status for Material Weaknesses in Internal Control Over Financial Reporting

Beginning during the three months ended June 30, 2024, and continuing into the three months ended September 30, 2024, we implemented our previously-disclosed remediation plans:

●

Technical accounting for complex and non-routine transactions - We executed two transactions during the first quarter of our fiscal year 2025, partial repurchases of the Notes and the amendment and modification of our Credit Facility, which met our definition of complex technical accounting matters for which we should obtain technical accounting support from an outside expert. We identified and selected qualified third-party advisors, including validation that that the advisors possessed adequate knowledge to address the complexities of the applicable technical accounting matters, and we ensured analyses were appropriately reviewed, ensuring consensus on accounting conclusions. Following the execution of our remediation plan for these transactions, management has concluded that the material weakness has been remediated.

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
●

Information technology general controls ("ITGCs") - We have not yet remediated the material weakness related to ITGCs. We believe that our existing user access review control over our ERP was not designed to operate at a precise enough level to appropriately identify the user groups tested in certain of our other logical access and change management controls. Therefore, we have designed a new user access control regarding users of our ERP that will operate at a higher degree of precision compared with our existing user access control and will enhance our review of roles, particularly roles with the ability to add, edit or delete transactions. Management has modified the reports used as source data to test change management and logical access controls in our enterprise resource planning tool, which we expect will allow us to conclude that the related controls are operating effectively by the end of fiscal year 2025. We have engaged a third party specialist to assist in the remediation of our ITGCs.

Changes in Internal Control Over Financial Reporting

We acquired GKE during the third quarter of our fiscal year ended March 31, 2024. As such, the scope of our assessment of our internal control over financial reporting does not yet include GKE. This exclusion is in accordance with the Securities and Exchange Commission’s general guidance that an assessment of a recently acquired business may be omitted from our scope for one year from the date of acquisition. GKE GmbH and Sal GmbH will be included in the scope of our assessment of our internal controls over financial reporting, and GKE China will be included for cash, in the third quarter of our fiscal year 2025. The Company's total assets as of September 30, 2024 include $105,000 of assets held by GKE. The Company's consolidated revenues for the three months ended September 30, 2024 include $5,863 from GKE.

Other than as discussed above, during the three months ended September 30, 2024 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the three months ended September 30, 2024, there were no material changes from the risk factors described in Part 1, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 2024	-	-	-	162,486
August 2024	2,306	133.32	-	162,486
September 2024	-	-	-	162,486
Total	2,306	133.32	-	162,486

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

Chief Executive Officer Gary Owens entered into a trading arrangement on September 12, 2024. The trading arrangement is effective through June 10, 2025, and contemplates that Mr. Owens may exercise 30,939 non-qualified stock options and sell the resulting 30,939 shares of Mesa Labs' common stock, subject to certain conditions.

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

MESA LABORATORIES, INC.

(Registrant)

DATED: November 7, 2024	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: November 7, 2024	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer