Form 10-Q
period 2024-12-31
MESA LABORATORIES INC /CO/
filed 2025-02-04
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,433,607 shares of the Issuer’s common stock, no par value, outstanding as of January 28, 2025.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	December 31,	March 31,
	2024	2024
ASSETS
Current assets:
Cash and cash equivalents	$30,956	$28,214
Accounts receivable, less allowance for credit losses of $1,060 and $1,321, respectively	38,647	39,055
Inventories	28,122	32,675
Prepaid expenses and other current assets	13,120	9,408
Total current assets	110,845	109,352
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $26,036 and $22,519 respectively	31,602	31,766
Deferred tax asset	1,242	1,292
Other assets	18,126	10,538
Customer relationships, net	73,797	85,383
Other intangibles, net	24,384	28,369
Goodwill	177,152	180,096
Total assets	$437,148	$446,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,087	$6,041
Accrued payroll and benefits	13,919	9,935
Unearned revenues	14,608	15,478
Other accrued expenses	22,351	12,858
Term loan, current portion	3,750	-
Convertible senior notes, current portion, net of debt issuance costs	97,163	-
Total current liabilities	155,878	44,312
Noncurrent liabilities:
Deferred tax liability	$18,800	19,780
Other noncurrent liabilities	12,453	15,613
Revolving line of credit	27,000	50,500
Term loan, noncurrent portion, net of discounts and debt issuance costs	67,803	-
Convertible senior notes, noncurrent portion, net of debt issuance costs	-	171,198
Total liabilities	281,934	301,403
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,433,603 and 5,394,491 shares, respectively	352,788	343,642
(Accumulated deficit)	(180,952)	(183,494)
Accumulated other comprehensive (loss)	(16,622)	(14,755)
Total stockholders’ equity	155,214	145,393
Total liabilities and stockholders’ equity	$437,148	$446,796

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$62,840	$53,473	$178,843	$157,283
Cost of revenues	23,086	20,071	66,385	60,589
Gross profit	39,754	33,402	112,458	96,694
Operating expense:
Selling	10,450	9,737	30,415	28,363
General and administrative	18,472	19,438	52,754	55,024
Research and development	5,053	4,294	14,422	14,098
Total operating expense	33,975	33,469	97,591	97,485
Operating income (loss)	5,779	(67)	14,867	(791)
Non-operating expense:
Interest expense and amortization of debt issuance costs	2,842	1,856	9,340	3,809
(Gain) on extinguishment of convertible senior notes	-	-	(2,887)	-
Other expense (income), net	5,154	(3,869)	2,914	(4,284)
Total non-operating expense (income), net	7,996	(2,013)	9,367	(475)
(Loss) earnings before income taxes	(2,217)	1,946	5,500	(316)
Income tax (benefit) expense	(541)	(170)	360	(653)
Net (loss) income	$(1,676)	$2,116	$5,140	$337

(Loss) earnings per share:
Basic	$(0.31)	$0.39	$0.95	$0.06
Diluted	$(0.31)	$0.39	$0.94	$0.06

Weighted-average common shares outstanding:
Basic	5,429	5,393	5,413	5,384
Diluted	5,429	5,396	5,464	5,394

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Net (loss) income	$(1,676)	$2,116	$5,140	$337
Other comprehensive (loss) income:
Foreign currency translation adjustments	(6,951)	10,965	(1,867)	2,951
Comprehensive (loss) income	$(8,627)	$13,081	$3,273	$3,288

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Vesting of restricted stock units and exercise of stock options	20,858	-	-	-	-
Tax withholding on vesting of restricted stock units	(6,194)	(571)	-	-	(571)
Dividends paid, $0.16 per share	-	-	(863)	-	(863)
Stock-based compensation expense	-	2,928	-	-	2,928
Foreign currency translation	-	-	-	452	452
Net income	-	-	3,388	-	3,388
June 30, 2024	5,409,155	$345,999	$(180,969)	$(14,303)	$150,727
Vesting of restricted stock units and exercise of stock options	13,006	-	-	-	-
Tax withholding on vesting of restricted stock units	(2,306)	(307)	-	-	(307)
Dividends paid, $0.16 per share	-	-	(866)	-	(866)
Stock-based compensation expense	-	3,837	-	-	3,837
Foreign currency translation	-	-	-	4,632	4,632
Net income	-	-	3,428	-	3,428
September 30, 2024	5,419,855	$349,529	$(178,407)	$(9,671)	$161,451
Vesting of restricted stock units and exercise of stock options	13,780	23	-	-	23
Tax withholding on vesting of restricted stock units	(32)	(3)	-	-	(3)
Dividends paid, $0.16 per share	-	-	(869)	-	(869)
Stock-based compensation expense	-	3,239	-	-	3,239
Foreign currency translation	-	-	-	(6,951)	(6,951)
Net (loss)	-	-	(1,676)	-	(1,676)
December 31, 2024	5,433,603	$352,788	$(180,952)	$(16,622)	$155,214

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Vesting of restricted stock units and exercise of stock options	20,074	52	-	-	52
Tax withholding on vesting of restricted stock units	(5,260)	(712)	-	-	(712)
Dividends paid, $0.16 per share	-	-	(859)	-	(859)
Stock-based compensation expense	-	2,968	-	-	2,968
Foreign currency translation	-	-	-	(6,661)	(6,661)
Net (loss)	-	-	(549)	-	(549)
June 30, 2023	5,384,280	$334,384	$72,791	$(19,456)	$387,719
Vesting of restricted stock units and exercise of stock options	7,464	304	-	-	304
Tax withholding on vesting of restricted stock units	(18)	(2)	-	-	(2)
Dividends paid, $0.16 per share	-	-	(862)	-	(862)
Stock-based compensation expense	-	3,183	-	-	3,183
Foreign currency translation	-	-	-	(1,353)	(1,353)
Net (loss)	-	-	(1,230)	-	(1,230)
September 30, 2023	5,391,726	$337,869	$70,699	$(20,809)	$387,759
Vesting of restricted stock units and exercise of stock options	2,415	2	-	-	2
Tax withholding on vesting of restricted stock units	(98)	(12)	-	-	(12)
Dividends paid, $0.16 per share	-	-	(862)	-	(862)
Stock-based compensation expense	-	2,993	-	-	2,993
Foreign currency translation	-	-	-	10,965	10,965
Net income	-	-	2,116	-	2,116
December 31, 2023	5,394,043	$340,852	$71,953	$(9,844)	$402,961

*Accumulated Other Comprehensive Income (Loss).

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$5,140	$337
Adjustments to reconcile net income to net cash from operating activities:
Depreciation of property, plant and equipment	4,028	2,899
Amortization of acquisition-related intangibles	13,002	22,380
Stock-based compensation expense	10,004	9,144
Gain on extinguishment of convertible notes	(2,887)	-
Amortization of step-up in inventory basis	1,232	-
Foreign currency adjustments	2,492	(3,128)
Other	3,914	2,206
Cash from changes in operating assets and liabilities:
Accounts receivable, net	91	8,294
Inventories	(539)	217
Prepaid expenses and other assets	(1,445)	(7,841)
Accounts payable	(1,919)	(1,656)
Accrued liabilities and taxes payable	1,879	(124)
Unearned revenues	(849)	(1,478)
Net cash provided by operating activities	34,143	31,250
Cash flows from investing activities:
Acquisitions, net of cash acquired	-	(79,700)
Purchases of property, plant and equipment	(3,492)	(2,032)
Net cash (used in) investing activities	(3,492)	(81,732)
Cash flows from financing activities:
Proceeds from the issuance of debt, net	73,465	71,000
Repayment of debt	(26,313)	(22,000)
Repurchase of convertible debt	(71,560)	-
Dividends paid	(2,598)	(2,583)
Other financing, net	(1,310)	(648)
Net cash (used in) provided by financing activities	(28,316)	45,769
Effect of exchange rate changes on cash and cash equivalents	407	27
Net increase (decrease) in cash and cash equivalents	2,742	(4,686)
Cash and cash equivalents at beginning of period	28,214	32,910
Cash and cash equivalents at end of period	$30,956	$28,224

Supplemental non-cash activity:
Right of use assets obtained in exchange for lease liabilities	$9,596	$4,220

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

As of December 31, 2024, we managed our operations in four reportable segments, or divisions:

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

Prior Period Reclassifications

For the nine months ended December 31, 2024, certain prior period amounts in our unaudited Condensed Consolidated Statements of Operations related to cash interest payments on acquisition holdback liabilities and non-cash debt issuance cost amortization have been reclassified out of "Other expense (income), net" and into "Interest expense and amortization of debt issuance costs." Additionally, prior period third-party costs related to the repurchase of a portion of our convertible senior notes have been reclassified out of "Other expense (income), net" and are reflected within the "(Gain) on extinguishment of convertible senior notes." These reclassifications have not resulted in any change to "Non-operating expense (income), net" nor in any material change to other amounts presented in our unaudited condensed consolidated financial statements for the three and nine months ended December 31, 2024.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressures, the overall effects of economic uncertainty, and other factors. Changes in, and the resulting effects of, potential governmental stimulus or fiscal and monetary policies, interest rates, foreign currency values, supply chains, demand for goods and services, a global or regional recession, or other circumstances cannot be reliably predicted. Actual results could differ from our estimates.

Recently Issued Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07 requires all annual disclosures currently required by Topic 280 to be included in interim financial statements and requires disclosure of significant segment expenses regularly provided to the chief operating decision maker ("CODM"), a description of other segment items by reportable segment, and applicable additional measures of segment profit or loss used by the CODM when allocating resources and assessing business performance. The ASU is effective for fiscal years beginning after December 15, 2023 (our fiscal year 2025 for annual periods) and interim periods within fiscal years beginning after December 15, 2024 (our fiscal year 2026 for interim periods) on a retrospective basis. Other than presentation changes to our segment footnote, we do not expect the adoption of ASU No. 2023-07 to have a material impact on our consolidated financial statements.

In  December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024 (our fiscal year 2026), with early adoption and prospective or retrospective application permitted. Other than presentation of additional disaggregated data in our income tax footnote disclosures for annual periods, we do not expect the adoption of ASU No. 2023-09 to have a material impact on our consolidated financial statement.

In November 2024, the Financial Accounting Board ("FASB" issued Accounting Standards Update ("ASU") No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU No. 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after December 15, 2026 (our fiscal year 2028 for annual periods) and interim periods within fiscal years beginning after December 15, 2027 (our fiscal year 2029 for interim periods), with early adoption and prospective or retrospective application permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statement disclosures.

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

GKE develops, manufactures and sells a portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE is included in our Sterilization and Disinfection Control ("SDC") division, and GKE's strengths in chemical indictors are complementary to SDC's strengths in biological indicators as chemical and biological indicators are used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business.

We finalized our purchase price accounting of GKE during fiscal year 2024. Total cash consideration for the GKE acquisition was $87,187, net of cash and financial liabilities acquired and inclusive of working capital adjustments. Of the total acquisition price, approximately $9,000 (at December 31, 2024 exchange rates) is being held back until April 2025 in accordance with the purchase agreement as security against potential indemnification losses ("GKE holdback"). We funded the acquisition through a combination of cash on-hand and a total of $71,000 borrowed under our line of credit.

During the three and nine months ended December 31, 2024, GKE's operations contributed the following amounts to our consolidated results of operations:

	Three Months Ended	Nine Months Ended
	December 31, 2024
Revenues	$6,854	$18,971
Gross profit	4,904	12,457

Amortization of inventory step-up recorded in cost of revenues	-	1,232
Amortization of acquired intangibles recorded in cost of revenues	131	375
Amortization of acquired intangibles recorded in general and administrative expense	935	2,423

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

Consumables are single-use products and require frequent replacement in our customers' operating cycles. Consumables sold by our Clinical Genomics and Biopharmaceutical Development divisions, such as reagents used for molecular and genetic analysis or solutions used for protein synthesis, are critical to the ongoing use of our instruments. Consumables such as biological and chemical indicator test strips sold by our Sterilization and Disinfection Control division are used on a standalone basis.

Revenues from hardware and consumables are recognized upon transfer to the customer, typically at the point of shipment.

We also offer maintenance, calibration and testing services. Services result in revenues recognized over time, for example, when we are obligated to perform labor and replace parts on an as-needed basis over a contractually specified period of time, or at a point in time, upon completion of a specific, discrete service. In many cases, our contracts contain both revenues recognized over time and revenues recognized at a point in time.

We evaluate our revenues internally based on business division and the nature of goods and services provided.

The following tables present disaggregated revenues for the three and nine months ended December 31, 2024 and 2023, respectively:

	Three Months Ended December 31, 2024
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$20,991	$9,866	$4,909	$1,043	$36,809
Hardware and software	52	1,877	4,534	9,333	15,796
Services	2,464	924	2,794	4,053	10,235
Total revenues	$23,507	$12,667	$12,237	$14,429	$62,840

(1) Revenues of $6,854 from GKE are included in the Sterilization and Disinfection Control division during the three months ended December 31, 2024.

	Three Months Ended December 31, 2023
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$16,832	$9,758	$4,080	$539	$31,209
Hardware and software	180	1,639	2,672	8,254	12,745
Services	2,326	1,149	2,678	3,366	9,519
Total revenues	$19,338	$12,546	$9,430	$12,159	$53,473

(1) Revenues of $3,837 from GKE are included in the Sterilization and Disinfection Control division during the three months ended December 31, 2023, following the acquisition of GKE GmbH and SAL GmbH on October 16, 2023.

	Nine Months Ended December 31, 2024
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$60,860	$26,156	$12,657	$2,067	$101,740
Hardware and software	365	6,511	14,539	24,067	45,482
Services	7,444	2,903	8,916	12,358	31,621
Total revenues	$68,669	$35,570	$36,112	$38,492	$178,843

(1) Revenues of $18,971 from GKE are included in the Sterilization and Disinfection Control division during the nine months ended December 31, 2024.

	Nine Months Ended December 31, 2023
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total

Consumables	$45,288	$28,490	$12,753	$1,834	$88,365
Hardware and software	381	9,540	7,838	22,216	39,975
Services	6,676	3,434	7,935	10,898	28,943
Total revenues	$52,345	$41,464	$28,526	$34,948	$157,283

(1) Revenues of $3,837 from GKE are included in the Sterilization and Disinfection Control division during the nine months ended December 31, 2023, following the acquisition of GKE GmbH and SAL GmbH on October 16, 2023.

Revenues from external customers are attributed to individual countries based upon the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
United States	$30,476	$25,595	$85,415	$79,205
China	6,322	4,942	20,271	18,584
Other	26,042	22,936	73,157	59,494
Total revenues	$62,840	$53,473	$178,843	$157,283

Other than China, no foreign country exceeded 10% of total revenues for the three and nine months ended December 31, 2024 and 2023.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services resulting in unearned revenues or customer deposits called contract liabilities. Short-term contract liabilities are included within unearned revenues in the accompanying unaudited Condensed Consolidated Balance Sheets, and long-term contract liabilities are included within other noncurrent liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The significant majority of our revenues and related receivables and contract liabilities are generated from contracts with customers with original durations of 12 months or less. Contract liabilities will be recognized to revenue as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2024	$15,686
Prior year liabilities recognized in revenues during the nine months ended December 31, 2024	(9,069)
Contract liabilities added during the nine months ended December 31, 2024, net of revenues recognized	8,083
Contract liabilities as of December 31, 2024	$14,700

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

The financial instruments that subject us to the highest concentration of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of December 31, 2024.

On April 5, 2024, we entered into separate, privately negotiated purchase agreements with a limited number of holders of our 1.375% convertible senior notes due  August 15, 2025 (the "Notes"), through which we repurchased $75,000 in aggregate principal amount of the Notes. See Note 7. "Indebtedness" for further information. As of December 31, 2024, we had remaining outstanding $97,500 aggregate principal amount of the Notes. We estimate the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period. The fair value of the Notes is approximately correlated to our stock price.

The estimated fair value and carrying value of the Notes were as follows:

	December 31, 2024		March 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$97,163	$94,819	$171,198	$163,013

The carrying amounts of our term loan and revolving line of credit (together, the "Credit Facility") on the unaudited Condensed Consolidated Balance Sheets approximate fair value due to the variable interest rate pricing on the debt, with the balance bearing an interest rate approximating current market rates.

We expect to pay approximately $9,000 (at  December 31, 2024 exchange rates) for the GKE holdback in April 2025. We estimate the discounted fair value of consideration held back to be approximately $8,900 as of December 31, 2024 based on Level 3 inputs from the acquisition, including discount rate estimates. We adjust the estimated fair value at each reporting period through earnings.

During fiscal year 2023, we acquired substantially all of the assets and certain liabilities of Belyntic GmbH’s peptide purification business (“the Belyntic acquisition”). We are obligated to pay contingent consideration of up to $1,500 cash upon regulatory approval of certain patent applications. We estimate the fair value of the remaining contingent consideration is $675, using Level 3 inputs and a probability-weighted outcome analysis based on our expectations of patent approval, leveraging our historical experience and expert input.

Amounts recognized or disclosed at fair value in the unaudited condensed consolidated financial statements on a nonrecurring basis include the initial recognition and disclosure of most assets and liabilities purchased in business acquisitions and any related measurement period adjustments. Additionally, assets such as property and equipment, operating lease assets, goodwill and other intangible assets are adjusted to fair value if determined to be impaired. Fair values of such assets and liabilities require measurement using Level 3 inputs. We recorded no impairments during the three and nine months ended December 31, 2024 or 2023.

There were no transfers between the levels of the fair value hierarchy during the three and nine months ended December 31, 2024.

Note 5. Supplemental Information

Inventories consisted of the following:

	December 31, 2024	March 31, 2024
Raw materials	$16,584	$18,335
Work in process	400	1,256
Finished goods	11,138	13,084
Total inventories	$28,122	$32,675

Prepaid expenses and other current assets consisted of the following:

	December 31, 2024	March 31, 2024
Prepaid expenses	$3,251	$2,932
Deposits	1,338	1,898
Prepaid income taxes	5,682	1,237
Other current assets	2,849	3,341
Total prepaid expenses and other current assets	$13,120	$9,408

Accrued payroll and benefits consisted of the following:

	December 31, 2024	March 31, 2024
Bonus payable	$7,803	$3,838
Wages and paid-time-off payable	3,600	3,072
Payroll related taxes	1,954	1,956
Other benefits payable	562	1,069
Total accrued payroll and benefits	$13,919	$9,935

The increase in bonus payable is primarily due to our financial performance in fiscal year 2025 compared to fiscal year 2024.

Other accrued expenses consisted of the following:

	December 31, 2024	March 31, 2024
Accrued business taxes	$5,505	$5,557
Current operating lease liabilities	3,535	2,986
Income taxes payable	1,364	1,615
Current acquisition-related holdbacks	9,531	436
Other	2,416	2,264
Total other accrued expenses	$22,351	$12,858

The increase in other accrued expenses is primarily due to the reclassification of held back Belyntic and GKE acquisition-related consideration from noncurrent liabilities.

Other noncurrent liabilities consisted of the following:

	December 31, 2024	March 31, 2024
Noncurrent operating lease liabilities	$12,361	$6,613
Noncurrent acquisition-related holdbacks	-	8,792
Other	92	208
Total other noncurrent liabilities	$12,453	$15,613

The increase in operating lease liabilities is primarily attributable to the right of use asset associated with an operating lease for a facility used by our Biopharmaceutical Development for manufacturing and administrative purposes.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Depreciation expense in cost of revenues	$610	$788	$2,376	$2,117
Depreciation expense in operating expense	496	286	1,652	782
Total depreciation expense	$1,106	$1,074	$4,028	$2,899

The increase in depreciation expense for the three and nine months ended December 31, 2024 is primarily due to GKE's operations, which included $225 and $850 of depreciation expense, respectively.

Note 6. Goodwill and Intangible Assets, Net

Finite-lived intangible assets consisted of the following:

	December 31, 2024			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$186,272	$(112,475)	$73,797	$189,911	$(104,528)	$85,383
Other intangibles	60,356	(35,972)	24,384	61,161	(32,792)	28,369
Total finite-lived intangible assets	$246,628	$(148,447)	$98,181	$251,072	$(137,320)	$113,752

Amortization expense for finite-lived intangible assets was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Amortization in cost of revenues	$660	$1,883	$1,979	$5,367
Amortization in general and administrative	3,731	6,092	11,023	17,013
Total amortization expense	$4,391	$7,975	$13,002	$22,380

The decrease in amortization expense is attributable to impairment losses recorded during the fourth quarter of fiscal year 2024 related to intangible assets within our Clinical Genomics division.

For the following fiscal years ending March 31, future amortization expense is estimated as follows, based on foreign currency exchange rates as of December 31, 2024:

Fiscal Year	Amortization Expense

Remainder of 2025	$4,278
2026	16,566
2027	15,921
2028	15,349
2029	14,815

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2024	$79,430	$16,940	$46,515	$37,211	180,096
Effect of foreign currency translation	(1,994)	(71)	(849)	(30)	(2,944)
December 31, 2024	$77,436	$16,869	$45,666	$37,181	$177,152

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

In conjunction with the amendment and restatement of the Credit Facility during the nine months ended December 31, 2024, we incurred $1,987 of customary lender fees and debt issuance costs paid to third parties, of which $1,242 is related to the Revolver and $745 is related to the Term Loan. The fees are being amortized to interest expense through maturity.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread ranging from 1.5% to 3.5%, depending on our total net leverage ratio. The weighted average interest rate on borrowings under the Credit Facility as of  December 31, 2024 was 7.5%.

The financial covenants in the Credit Facility as amended include a maximum leverage ratio of 4.50 to 1.00 on each of the quarterly testing dates through December 31, 2024; 4.0 to 1.0 on each of the testing dates between March 31, 2025 and March 31, 2026; and 3.5 to 1.0 on each testing date thereafter. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0 and a minimum senior net leverage ratio of 3.5 to 1. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  December 31, 2024, we were in compliance with all covenants under the Credit Facility.

Term Loan

We borrowed $75,000 under the Term Loan on  April 5, 2024, to fund the privately negotiated repurchases of a portion of the Notes (see “Convertible Notes” below). During the three and nine months ended December 31, 2024, we made required quarterly principal payments on the Term Loan of $938 and $2,813, respectively.

We are required to make quarterly principal payments on the Term Loan. For the following fiscal years ending March 31, future debt payments on the Term Loan are required as follows:

Fiscal Year	Amount
Remainder of 2025	$937
2026	3,750
2027	5,625
2028	5,625
2029	7,500
Thereafter	48,750
Total Principal Remaining	$72,187

The net carrying amount of the Term Loan was as follows:

	December 31, 2024	March 31, 2024
Term Loan (7.5% as of December 31, 2024)	$72,187	$-
Less: discount and debt issuance costs	(634)	-
Less: current portion	(3,750)	-
Noncurrent portion	$67,803	$-

Revolver

As of  December 31, 2024, the outstanding balance under the Revolver was $27,000, and $98,000 was available for borrowing. Subsequent to  December 31, 2024, we repaid an additional $4,500 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio.

The balance of unamortized customary lender fees related to the Revolver, including fees from the original debt issuance and all subsequent amendments and restatements, was $1,278 and $321 as of  December 31, 2024 and  March 31, 2024, respectively.

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

On April 5, 2024, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $75,000 aggregate principal amount of the Notes for an aggregate repurchase price of $71,250 in cash, plus accrued and unpaid interest of $160. We accounted for the partial repurchase of the Notes as a debt extinguishment, which resulted in the recognition of a gain on extinguishment of $2,887 in other income on the unaudited Condensed Consolidated Statements of Operations during the nine months ended December 31, 2024. As of December 31, 2024, $97,500 in aggregate principal amount of the Notes remained outstanding, which we intend to pay using a combination of cash on hand and a draw on our Revolver.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The circumstances necessary for conversion were not met during the three or nine months ended  December 31, 2024. The Notes will become convertible at any time from and including  April 15, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2024, the Notes were classified as a current liability on our unaudited Condensed Consolidated Balance Sheets. The if-converted value of the Notes did not exceed the principal balance as of  December 31, 2024.

The net carrying amount of the Notes was as follows:

	December 31, 2024	March 31, 2024
Principal outstanding	$97,500	$172,500
Unamortized debt issuance costs	(337)	(1,302)
Net carrying value	$97,163	$171,198

We recognized interest expense on the Notes as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Coupon interest expense at 1.375%	$335	$593	$1,037	$1,779
Amortization of debt issuance costs	134	231	412	692
Total interest and amortization of debt issuance costs	$469	$824	$1,449	$2,471

The effective interest rate on the Notes is approximately 1.9%.

Note 8. Stockholders' Equity

Stock-Based Compensation

During the nine months ended December 31, 2024, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. Amended and Restated 2021 Equity Incentive Plan, which authorizes the issuance of 660 shares of common stock to eligible participants. Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of RSU and PSU award activity for the nine months ended December 31, 2024:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2024	76	$157.83	56	$240.96
Awards granted(1)	117	93.46	41	102.57
Awards forfeited	(7)	123.42	-	-
Awards distributed	(36)	169.40	(12)	302.06
Outstanding as of December 31, 2024	150	$106.44	85	$165.75

(1)	Balances for PSUs granted are reflected at target.

Outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The majority of RSUs granted to employees during the nine months ended December 31, 2024 vest in equal installments on the first, second, and third anniversaries of the grant date. RSUs granted to non-employee directors during the nine months ended December 31, 2024 vest one year from the grant date. We generally recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period.

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

During the nine months ended December 31, 2024, the Compensation Committee of the Board of Directors created a plan to award 41 PSUs at target (“the FY25 PSUs”) to eligible employees. Of the 41 PSUs granted, 23 PSUs have a grant date fair value of $89.82 and are subject to service and company financial performance conditions. The financial performance measurement period is from April 1, 2024 through March 31, 2027. The remaining 18 PSUs have a grant date fair value of $119.54 and are subject to service and market conditions, with the market performance period measured from June 18, 2024 through June 18, 2027. The service period for all of the FY25 PSUs is from June 18, 2024 through June 18, 2027. The quantity of shares that will be earned based upon either company financial performance or market performance will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, then no shares will vest.

The following is a summary of stock option award activity for the nine months ended December 31, 2024:

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	194	$181.89	3.2	$26
Awards granted	-	-
Awards forfeited or expired	(15)	150.98
Awards exercised	(1)	131.67
Outstanding as of December 31, 2024	178	$184.55	2.6	$287

Note 9. (Loss) Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted (loss) earnings per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net (loss) income available for shareholders	$(1,676)	$2,116	$5,140	$337
Weighted average outstanding shares of common stock	5,429	5,393	5,413	5,384
Dilutive effect of stock options	-	-	-	1
Dilutive effect of RSUs	-	3	51	9
Fully diluted shares	5,429	5,396	5,464	5,394

Basic (loss) earnings per share	$(0.31)	$0.39	$0.95	$0.06
Diluted (loss) earnings per share	$(0.31)	$0.39	$0.94	$0.06

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

The following potentially dilutive awards were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Assumed conversion of the Notes	344	608	354	608
Stock awards that were anti-dilutive	406	277	202	223
Total stock awards excluded from diluted EPS	750	885	556	831

Shares underlying the Notes were excluded from the diluted EPS calculation for the three and nine months ended December 31, 2024 and 2023 as the impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive. The decrease in assumed conversion of the Notes is related to the partial repayment of the Notes that occurred during the nine months ended December 31, 2024 (see Note 7. "Indebtedness").

Note 10. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Income tax (benefit) expense	$(541)	$(170)	$360	$(653)
Effective tax rate	24.4%	(8.7%)	6.5%	206.6%

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

The change in the effective tax rate for both the three and nine months ended December 31, 2024 compared to the prior year periods is primarily due to the valuation allowance established on the US deferred taxes during fiscal year 2024. The effective tax rate for both the three and the nine months ended December 31, 2024 differed from the statutory federal rate of 21% primarily due to the valuation allowance established on the US deferred taxes during fiscal year 2024.

Note 11. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of  December 31, 2024, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows.

We expect to pay approximately $9,000 (at  December 31, 2024 exchange rates) for the GKE holdback in April 2025, pending adjustments for potential indemnification losses that  may arise. The liability is recorded at its discounted fair value of $8,900 in other accrued expenses in our unaudited Condensed Consolidated Balance Sheets as of December 31, 2024.

As part of the Belyntic acquisition, we agreed to pay the sellers a contingency based upon approval of contractually specified patents. The estimated fair value of the probable remaining contingent consideration was $675 as of  December 31, 2024. On January 2, 2025, a notice of allowance was issued for one of the two remaining pending patents, and we expect to pay the Belyntic sellers $563 for the patent within fiscal year 2025 or early in fiscal year 2026, depending upon the final approval date. We expect the other remaining pending patent will likely be approved within one year of December 31, 2024.

Note 12. Segment Information

The following tables set forth our segment information:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues (a):
Sterilization and Disinfection Control (b)	$23,507	$19,338	$68,669	$52,345
Clinical Genomics	12,667	12,546	35,570	41,464
Biopharmaceutical Development	12,237	9,430	36,112	28,526
Calibration Solutions	14,429	12,159	38,492	34,948
Total revenues	$62,840	$53,473	$178,843	$157,283

Gross profit:
Sterilization and Disinfection Control (b)	$16,461	$13,951	$47,191	$38,018
Clinical Genomics	6,948	6,449	19,344	20,904
Biopharmaceutical Development	7,539	5,841	22,665	17,783
Calibration Solutions	8,806	7,212	23,258	20,050
Reportable segment gross profit	39,754	33,453	112,458	96,755
Corporate and other (c)	-	(51)	-	(61)
Gross profit	$39,754	$33,402	$112,458	$96,694

Reconciling items:
Operating expense	33,975	33,469	97,591	97,485
Operating income (loss)	5,779	(67)	14,867	(791)
Non-operating expense (income), net	7,996	(2,013)	9,367	(475)
(Loss) earnings before income taxes	$(2,217)	$1,946	$5,500	$(316)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals.
(b)

Includes post-acquisition GKE results during the three and nine months ended December 31, 2024 and 2023 beginning on October 16, 2023 for GKE GmbH and SAL GmbH, and beginning on January 1, 2024 for GKE China.

(c)	Unallocated corporate expenses are reported within corporate and other.

The following table sets forth inventories by reportable segment. Our chief operating decision maker is not provided with and does not regularly review any other segment asset information.

	December 31,	March 31,
	2024	2024
Sterilization and Disinfection Control	$5,728	$7,014
Clinical Genomics	10,709	11,813
Biopharmaceutical Development	5,853	6,304
Calibration Solutions	5,832	7,544
Total Inventories	$28,122	$32,675

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “target,” “expect,” “anticipate,” “plan,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; potential reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies and medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of actions taken to become more efficient or lower costs; supply chain challenges; cost pressures; laws regulating fraud and abuse in the health care industry, privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2024 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

As of December 31, 2024, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

Corporate Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries, in particular the pharmaceutical, healthcare, and medical device verticals, in which the safety, quality, and efficacy of products is critical, by delivering the highest quality products possible. We are committed to protecting the communities we serve.

Organic Revenues Growth

Organic revenues growth is driven by expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1.

Inorganic Growth - Acquisitions

Over the past decade, we have consummated a number of acquisitions as part of our growth strategy. We may pursue acquisitions of businesses, technologies, or intangibles such as customer lists, depending on available strategic opportunities. Our acquisitions have allowed us to expand our product offerings and the industries we serve, globalize our company, and increase the scale at which we operate. In turn, this growth affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®.

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up the Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating the manufacturing and administrative aspects of our high-margin, niche businesses. The Mesa Way is focused on: "Measuring What Matters" based on our customers' perspectives and setting high standards of performance; "Empowering Teams" to improve operationally and exceed customer expectations; "Sustainably Improving" using lean-based tools designed to help us identify and prioritize the best opportunities; and "Always Learning" so that performance continuously improves.

Our gross profit is affected by many factors, including product mix, foreign currency rates, manufacturing efficiencies, costs of products and labor, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately our mix of revenues will continue to impact our overall gross profit.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team-based approach. Indeed, it is our exceptionally talented workforce that works together to find ways to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

We are a global company with multinational operations. During the nine months ended December 31, 2024, approximately 52% of our revenues were earned outside of the United States. We face both opportunities and challenges resulting from our geographic and industry diversity, such as operating in varied economic environments across served geographies, technology changes in served markets, expansion opportunities in high-growth markets, the impacts of foreign currency movements against the U.S. dollar ("USD"), changes in trends and costs of a global labor force, and increasing regulation. Our continued revenues growth will depend on our ability to (i) continue commercial efforts to expand business with new and existing customers, (ii) identify, consummate and integrate acquisitions successfully, and (iii) develop or purchase differentiated products and services. We maintain our profitability by improving the effectiveness of our sales forces, by continuing to pursue cost reduction initiatives, and by improving our operating efficiency.

During the first three quarters of fiscal year 2025, our revenues increased 13.7% versus the comparable prior year period. GKE, which we purchased during the third quarter of fiscal year 2024, contributed $18,971 of revenues in the first three quarters of fiscal year 2025 compared with $3,837 from the acquisition date in mid-October 2023 through December 31, 2023. Organic revenues increased 4.3% during the first three quarters of fiscal year 2025, primarily as a result of organic revenues growth of 26.6% from our Biopharmaceutical Development division, 10.1% from our Calibration Solutions division, and 2.9% from our Sterilization and Disinfection Control division, partially offset by a 14.2% organic revenue decline in our Clinical Genomics division.

Our Biopharmaceutical Development division has particularly benefited from an improved environment for capital equipment purchases in the biopharmaceutical vertical in fiscal year 2025. Furthermore, consumables revenues in our Biopharmaceutical Development division increased by 20.3% in the third quarter of fiscal year 2025 versus the comparable prior year period, as customers who purchased equipment over the past 12 months are adopting our technology into their businesses, resulting in escalating consumables purchases. Our Clinical Genomics business continued to experience challenges presented by changing global regulatory environments. However, Clinical Genomics' revenues increased 10.2% from the second quarter to the third quarter of fiscal year 2025, and increased 1.0% in the third quarter of fiscal year 2025 versus the comparable prior year period.

Gross profit as a percentage of revenues increased 1.4 percentage points in the first nine months of fiscal year 2025 versus the comparable prior year period, primarily due to $3,388 of lower intangible asset amortization expense flowing through cost of revenues as a result of the Clinical Genomics intangible asset impairment charge recorded in the fourth quarter of fiscal year 2024, partially offset by higher performance-based compensation costs related to our financial performance.

Operating expenses were approximately flat during the nine months ended December 31, 2025 versus the comparable prior year period. Increases in operating expense were primarily attributable to (i) higher performance-based compensation expenses and higher professional services costs for compliance activities and integration activities related to the GKE acquisition and (ii) nine months of operating expenses from GKE, versus only about two and a half months in the comparable year to date period. These increases were largely offset by lower amortization expense in fiscal year 2025. The strengthening of the USD also decreased reported expenses incurred in Europe.

Operating income was $14,867 for the nine months ended December 31, 2025, an increase of $15,658 versus the comparable prior year period, primarily due to increased revenues and lower amortization expense.

The weakening of foreign currencies against the USD decreases our reported revenues, gross profit margins, and operating expenses, and impacts the comparability of our results between periods.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (in thousands, except percent data).

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	$23,507	$19,338	7.8%	(4.8%)	70.0%	72.1%
Clinical Genomics	12,667	12,546	1.0%	(19.5%)	54.9%	51.4%
Biopharmaceutical Development	12,237	9,430	29.8%	(19.1%)	61.6%	61.9%
Calibration Solutions	14,429	12,159	18.7%	12.9%	61.0%	59.3%
Mesa's reportable segments	$62,840	$53,473	12.6%	(8.6%)	63.3%	62.5%

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Nine Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	$68,669	$52,345	2.9%	1.0%	68.7%	72.6%
Clinical Genomics	35,570	41,464	(14.2%)	(14.6%)	54.4%	50.4%
Biopharmaceutical Development	36,112	28,526	26.6%	(18.2%)	62.8%	62.3%
Calibration Solutions	38,492	34,948	10.1%	8.6%	60.4%	57.4%
Mesa's reportable segments	$178,843	$157,283	4.3%	(6.2%)	62.9%	61.5%

(a)	Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Measures" below for further information and for a reconciliation of organic revenues growth to total revenues growth.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$62,840	$53,473	17.5%	$178,843	$157,283	13.7%
Gross profit	39,754	33,402	19.0%	112,458	96,694	16.3%
Operating expense	33,975	33,469	1.5%	97,591	97,485	0.1%
Operating income (loss)	5,779	(67)	8,725.4%	14,867	(791)	1,979.5%
Net (loss) income	$(1,676)	$2,116	(179.2%)	$5,140	$337	1,425.2%

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

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$23,507	$19,338	21.6%	$68,669	$52,345	31.2%
Gross profit	16,461	13,951	18.0%	47,191	38,018	24.1%
Gross profit as a % of revenues	70.0%	72.1%	(2.1 pt)	68.7%	72.6%	(3.9 pt)

The Sterilization and Disinfection Control division's revenues increased 21.6% and 31.2% for the three and nine months ended December 31, 2024, respectively, versus the comparable prior year periods. The increase is primarily attributable to the GKE acquisition, which contributed inorganic revenues of $2,857 and $14,974 for the three and nine months ended December 31, 2024, respectively. The division's organic revenues increased 7.8% and 2.9% for the three and nine months ended December 31, 2024 compared to the corresponding prior year periods. Excluding GKE, orders increased 13.1% and 8.5% for the three and nine months ended December 31, 2024, driven by strong commercial execution. Increased orders, in turn, resulted in an increase in past due backlog as of December 31, 2024 versus both September 30, 2024 and March 31, 2024. We expect to increase order fulfillments during the fourth quarter which will enable us to lower our past due backlog, and drive increased organic revenue growth for fiscal year 2025.

For the three months ended December 31, 2024, gross profit percentage declined because the division made larger than normal sales to certain distributors at lower than typical margins, and experienced unfavorable changes in foreign currency. The division benefitted from $412 lower non-cash inventory step-up amortization in the three months ended December 31, 2024 versus the comparable prior year period. For the nine months ended December 31, 2024, gross profit declined because we incurred $820 more non-cash inventory step-up amortization costs versus the comparable prior year period, made larger than normal sales to certain distributors at lower than typical margins, and experienced unfavorable changes in foreign currency. Excluding the impact of non-cash inventory step up amortization, gross profit percentage would have been 70.0% and 74.3% and 70.5% and 73.4% for the three and nine months ended December 31, 2024 and 2023, respectively.

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

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$12,667	$12,546	1.0%	$35,570	$41,464	(14.2%)
Gross profit	6,948	6,449	7.7%	19,344	20,904	(7.5%)
Gross profit as a % of revenues	54.9%	51.4%	3.5 pt	54.4%	50.4%	4.0 pt

The Clinical Genomics division's revenues increased 1.0% for the three months ended December 31, 2024 versus the comparable prior year period, primarily due to strong consumables growth in North America, partially offset by decreased revenues in China. Revenues in China have been impacted since the third quarter of fiscal year 2024 by lower demand, driven by weakness in spending on capital equipment as China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies and maintaining control over China’s economic growth through setting monetary policy and determining treatment of particular industries. Additionally, hardware sales in the United States continue to be impacted by increased regulations of new lab-developed tests. Clinical Genomics revenues decreased 14.2% for the nine months ended December 31, 2024 versus the comparable period primarily due to decreased revenues in China, and to a lesser extent, lower hardware sales in the United States as a result of regulatory challenges that affected results for the three months ended December 31, 2024.

Gross profit percentage for the Clinical Genomics division increased 3.5 and 4.0 percentage points for the three and nine months ended December 31, 2024 versus the comparable prior year periods, primarily due to lower intangibles amortization expense as a result of an impairment charge recorded in the fourth quarter of fiscal year 2024. Excluding amortization expense, gross profit as a percentage of revenues would have decreased 6.3% for the three months ended December 31, 2024 versus the comparable prior year period, primarily attributable to lower margin instrument sales into the APAC region. Excluding amortization expense, gross profit as a percentage of revenues would have decreased 4.7% for the nine months ended December 31, 2024 versus the comparable prior year period as a result of lower revenues on a partially fixed cost base and lower margin instrument sales into the APAC region. The lower margin sales into APAC reflect a change in our strategy for growth in this division that we expect will drive our future consumables sales.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, and sells automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$12,237	$9,430	29.8%	$36,112	$28,526	26.6%
Gross profit	7,539	5,841	29.1%	22,665	17,783	27.5%
Gross profit as a % of revenues	61.6%	61.9%	(0.3 pt)	62.8%	62.3%	0.5 pt

The Biopharmaceutical Development division's revenues increased 29.8% and 26.6% for the three and nine months ended December 31, 2024 versus the comparable prior year periods, primarily due to increased capital spending in the biopharmaceutical markets. Revenues from hardware and software sales increased 69.7% and 85.5% for the three and nine months ended December 31, 2024, respectively, versus the comparable prior year periods. Consumables revenues increased 20.3% for the three months ended December 31, 2024 versus the comparable prior year period as customers who purchased hardware over the past 12 months are adopting our technology into their business, increasing their demand for consumables.

For the three months ended December 31, 2024, gross margin as a percentage of revenues for the Biopharmaceutical Development division decreased slightly as a result of unfavorable product mix. For the nine months ended December 31, 2024, gross margin as a percentage of revenues for the Biopharmaceutical Development division increased slightly, primarily as a result of higher revenues on a partially fixed cost base and a favorable product mix, partially offset by foreign currency impacts.

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

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Revenues	$14,429	$12,159	18.7%	$38,492	$34,948	10.1%
Gross profit	8,806	7,212	22.1%	23,258	20,050	16.0%
Gross profit as a % of revenues	61.0%	59.3%	1.7 pt	60.4%	57.4%	3.0 pt

The Calibration Solutions division's revenues increased 18.7% and 10.1%, respectively, for the three and nine months ended December 31, 2024 versus the comparable prior year periods, primarily due to commercial efforts and price increases, particularly in our Renal Care product lines.

The Calibration Solutions division's gross profit percentage increased 1.7 and 3.0 percentage points for the three and nine months ended December 31, 2024, respectively, versus the comparable prior year periods, primarily due to increased revenues on a partially fixed cost base and a favorable product mix.

Operating Expense

Operating expense increased 1.5% and 0.1% for the three and nine months ended December 31, 2024, respectively, versus the comparable prior year periods. Excluding decreased amortization expense resulting from prior year impairments of intangible assets, operating expense increased 10.5% and 7.6% for the three and nine months ended December 31, 2024.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Selling expense	$10,450	$9,737	7.3%	$30,415	$28,363	7.2%
As a percentage of revenues	16.6%	18.2%	(1.6 pt)	17.0%	18.0%	(1.0 pt)

Selling expense for the three and nine months ended December 31, 2024 increased 7.3% and 7.2%, respectively, versus the comparable prior year periods. The increases are primarily attributable to increased performance-based compensation expense as our financial results improved and, for the nine months ended December 31, 2024, the addition of GKE's selling expenses.

General and Administrative Expense

Labor costs, amortization of intangible assets, and non-cash stock-based compensation drive the substantial majority of our general and administrative expense.

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
General and administrative expense	$18,472	$19,438	(5.0%)	$52,754	$55,024	(4.1%)
As a percentage of revenues	29.4%	36.4%	(7.0 pt)	29.5%	35.0%	(5.5 pt)

Excluding decreased amortization expense related to prior year intangible asset impairments, general and administrative expense would have increased 10.5% for the three months ended December 31, 2024, primarily as a result of higher performance-based compensation expense. Excluding amortization expense, for the nine months ended December 31, 2024, general administrative costs would have increased 9.8%, primarily as a result of higher expense for performance-based personnel costs, the addition of GKE's administrative operating expenses, professional services costs related to integrating GKE into our enterprise resource planning tool, and other compliance efforts.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Research and development expense	$5,053	$4,294	17.7%	$14,422	$14,098	2.3%
As a percentage of revenues	8.0%	8.0%	- pt	8.1%	9.0%	(0.9 pt)

Research and development expenses increased 17.7% and 2.3% for the three and nine months ended December 31, 2024, respectively, versus the comparable prior year periods, primarily as a result of higher performance-based compensation expense, partially offset by lower salaries expense, which is expected to continue to future periods, and reduced project-specific research and development supplies purchases following our fiscal year 2024 cost containment efforts.

Non-operating Expense (Income), Net

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Interest expense and amortization of debt issuance costs	$2,842	$1,856	53.1%	$9,340	$3,809	145.2%
(Gain) on extinguishment of convertible senior notes	-	-	N/A	(2,887)	-	N/A
Other expense (income), net	5,154	(3,869)	(233.2%)	2,914	(4,284)	(168.0%)
Non-operating expense (income), net	$7,996	$(2,013)	(497.2%)	$9,367	$(475)	(2,072.0%)

We incurred significantly more interest expense during the three and nine months ended December 31, 2024 versus the comparable prior year periods as we re-financed our Credit Facility during the first quarter of fiscal year 2025 in order to repurchase $75,000 in aggregate principal of our Notes. We had $98,553 outstanding under our Credit Facility as of December 31, 2024, net of discounts on the Term Loan, compared to $62,000 outstanding under our Credit Facility as of December 31, 2023. Amounts outstanding under the Credit Facility bear interest at a significantly higher rate than amounts outstanding under the Notes.

The $2,887 gain on extinguishment of our Notes represents the difference between the fair value and the carrying value of the Notes and unamortized debt issuance costs at the time of partial extinguishment in the first quarter of fiscal year 2025.

During the third quarter of our prior fiscal year, we issued an intercompany loan denominated in USD to a wholly owned, euro-denominated subsidiary to fund the purchase of GKE. We recorded net unrealized foreign currency losses on the loan for the three and nine months ended December 31, 2024 due to the strengthening of the USD against the euro.

Income Taxes

	Three Months Ended December 31,		Total	Nine Months Ended December 31,		Total
	2024	2023	Change	2024	2023	Change
Income tax (benefit) expense	$(541)	$(170)	218.2%	$360	$(653)	(155.1%)
Effective tax rate	24.4%	(8.7%)	33.1 pt	6.5%	206.6%	(200.1 pt)

Our effective income tax rate was 24.4% for the three months ended December 31, 2024 compared to (8.7)% for the three months ended December 31, 2023. Our effective income tax rate was 6.5% for the nine months ended December 31, 2024 compared to 206.6% for the nine months ended December 31, 2023.

The change in the effective tax rate for both the three and nine months ended December 31, 2024 compared to the prior year periods is primary due to the valuation allowance established on the US deferred taxes during fiscal year 2024. The effective tax rate for both the three and the nine months ended December 31, 2024 differed from the statutory federal rate of 21% primarily due to the valuation allowance established on the US deferred taxes during fiscal year 2024.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net (Loss) Income

Net (loss) income varies with changes in revenues, gross profit, operating expense, and currency exchange rate fluctuations. Net (loss) included $13,002, $10,004 and $4,028 of non-cash amortization of intangible assets acquired in business combinations, stock-based compensation expense, and depreciation expense, respectively, for the nine months ended December 31, 2024.

Market-Based Awards

Performance-based restricted stock awards granted during fiscal year 2025 and fiscal year 2024 included a market-based component.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, cash available from our Credit Facility and our Open Market Sale AgreementSM, working capital, and potential additional equity and debt offerings. We believe that cash flows from operating activities and potential cash provided by borrowings under our Credit Facility or funds from our Open Market Sale AgreementSM, when necessary, will be sufficient to meet our ongoing operating requirements, scheduled debt interest and principal payments, dividend payments, and anticipated capital expenditures.

Our more significant uses of resources have historically included acquisitions, payments of debt and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. During fiscal year 2024, we acquired GKE for $87,187, net of cash and financial liabilities acquired and inclusive of working capital adjustments. We expect to pay a holdback of approximately $9,000 (at December 31, 2024 exchange rates) related to the acquisition in April 2025, pending adjustments for potential indemnification losses.

Working capital is the amount by which current assets exceed current liabilities. We had working capital of $(45,033) and $65,040 as of December 31, 2024 and March 31, 2024, respectively. Our working capital balance was negative as of December 31, 2024 because the balance on our Notes, due August 15, 2025, is due within twelve months of December 31, 2024 and is therefore classified as a current liability. As of December 31, 2024 and March 31, 2024, we had $30,956 and $28,214, respectively, of cash and cash equivalents.

During the first quarter of fiscal year 2025, and in anticipation of settling the Notes, we amended and restated our Credit Facility to:

●	Allow proceeds from the Credit Facility to be used to redeem some or all of the Notes.
●	Add the $75,000 senior secured Term Loan.
●	Extend the maturity of the Credit Facility to April 2029.
●	Make certain changes to the financial covenants.

Under the revised Credit Facility, we maintain access to our Revolver, allowing access to up to $125,000 of borrowings. During fiscal year 2024, we borrowed a total of $71,000 under the Revolver to fund the majority of the GKE acquisition. As of December 31, 2024, $27,000 remained outstanding under the Revolver. In January 2025, we repaid an additional $4,500 on the Revolver.

We used proceeds of $75,000 from borrowings under the Term Loan to enter into separate, privately negotiated purchase agreements with a limited number of holders of our Notes. Pursuant to the purchase agreements, we purchased $75,000 aggregate principal amount of the Notes for an aggregate cash purchase price of approximately $71,250. Following these transactions, $97,500 aggregate principal amount of the Notes remained outstanding and is now classified as current in our unaudited Condensed Consolidated Balance Sheets.

Using the interest rate and debt balance outstanding effective as of January 31, 2025, we expect to incur cash interest expense within the next twelve months of approximately $7,000 (adjusted for required future principal payments) on undiscounted borrowings of $94,688 related to the Credit Facility as of the date of this filing.

We have $97,500 due on the Notes in August 2025. Together with the current portion of our Term Loan, the cash needed for principal debt payments is $101,250 within the next twelve months. We plan use cash on hand, draws against our Revolver, which had $102,500 available as of the date of this filing, and cash generated from operating activities over the next two quarters to fund the amounts due.

In April 2022, we entered into an Open Market Sale AgreementSM pursuant to which we may issue and sell, from time to time, shares of our common stock with an aggregate value of up to $150,000. We have not sold any shares under this agreement.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require us to obtain additional capital, assume additional third-party debt or incur other long-term obligations. We believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities; however, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

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

Dividends

We have paid regular quarterly dividends since 2003. We paid dividends of $0.16 per share during the three months ended December 31, 2024, as well as each quarter of fiscal years 2025 and 2024.

In January 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 17, 2025, to shareholders of record at the close of business on February 28, 2025.

Goodwill and Intangible Assets

We perform analyses at least quarterly to identify potential impairment indicators and assess whether it is more likely than not that any of our five goodwill reporting units (Sterilization and Disinfection Control, Clinical Genomics, Immunoassays (BPD), Peptides (BPD), and Calibration Solutions) is impaired. We determined our goodwill reporting units are not impaired as of December 31, 2024; however, changes in discount rates due to market volatility, failure to meet previously forecasted cash flows, and various other factors could result in future impairment losses in certain of our reporting units.

Impairment losses recorded in the prior fiscal year related to our Clinical Genomics and Immunoassays reporting units resulted in a 0% cushion between their fair and carrying values as of our most recent annual impairment testing date, January 1, 2024. Our Biopharmaceutical Development division's Immunoassays reporting unit has exceeded the performance expectations used in our previous impairment models; however, the Peptides reporting unit within our Biopharmaceutical Development Division is sensitive to changes in inputs and assumptions due to the reporting unit's small size, and Peptides may become impaired in the future if it does not meet performance expectations, or if the estimated weighted average cost of capital increases. As of our prior year goodwill testing date, Peptides' fair value exceeded its carrying value by approximately 36%. Our qualitative analyses to date indicate that it is more likely than not that the Peptides reporting unit is unimpaired as of December 31, 2024. Goodwill and other intangible assets net of amortization related to the Peptides reporting unit totaled $13,709 and $918, respectively, as of December 31, 2024.

As a result of cost saving measures deployed late in fiscal year 2024 and continuing throughout fiscal year 2025, we do not believe our Clinical Genomics division is impaired as of December 31, 2024 despite lower than anticipated revenues; however, the Clinical Genomics reporting unit remains susceptible to future impairment losses if actual results differ significantly from the assumptions used in our impairment models. Goodwill and other intangible assets net of amortization related to the Clinical Genomics reporting unit totaled $16,869 and $9,617, respectively, as of December 31, 2024.

When and if we determine it is more likely than not that a reporting unit is impaired based on robust qualitative assessments, or if we otherwise so choose, we perform quantitative goodwill testing with the aid of external valuation specialists to assess the fair values of our reporting units using weighted Gordon Growth and Exit Multiple discounted cash flow models and guideline public company models. Fair value estimates for goodwill testing require the use of unobservable Level 3 inputs, including but not limited to discount rates, the expected useful lives of assets, competitors, and anticipated revenues growth and margins. We establish inputs and assumptions through discussions with external valuation experts, and we consider market indicators, reputable valuation research resources, and internal expectations of future performance in developing our models. Fair value estimates are subject to uncertainty such that there is a reasonable possibility that further impairment losses, which could be material to our consolidated financial statements, may occur in the future. We performed quantitative impairment tests over our Clinical Genomics, Immunoassays, and Peptides reporting units in the prior fiscal year. We intend to perform quantitative impairment tests for all reporting units for our annual impairment testing in the fourth quarter of fiscal year 2025.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$34,143	$31,250
Net cash (used in) investing activities	(3,492)	(81,732)
Net cash (used in) provided by financing activities	(28,316)	45,769

Cash flows from operating activities for the nine months ended December 31, 2024 provided $34,143, an increase of $2,893 versus the comparable prior year period. The increase in cash flows from operating activities for the nine months ended December 31, 2024 compared to December 31, 2023 was primarily a result of:

●	improved performance, including an increase in revenues of $21,560 compared to the prior year period, partially offset by
●	$5,600 more cash paid for interest on our Credit Facility as we had more debt outstanding for a loner portion of fiscal year 2025.

Other than the GKE acquisition, cash used in investing activities for the nine months ended December 31, 2024 increased compared to the nine months ended December 31, 2023 as we purchased equipment for our leased facility used by our Biopharmaceutical Development division.

Cash used in financing activities resulted in a $28,316 use of cash for the nine months ended December 31, 2024. Net proceeds from borrowings under the Term Loan in the first quarter of fiscal year 2025 were almost fully offset by payments made to repurchase the Notes. We used $23,500 of cash to repay the Revolver and $2,813 to pay down the Term Loan in the nine months ended December 31, 2024, compared to $22,000 to pay down the Revolver in the comparable prior year period.

Contractual Obligations and Other Commercial Commitments

We are party to contractual obligations that involve commitments to remit payments to third parties in the ordinary course of business. For a description of our contractual obligations and other commercial commitments as of March 31, 2024, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on June 28, 2024.

On a consolidated basis, as of December 31, 2024, we had contractual obligations for open purchase orders of approximately $19,160 for routine purchases of supplies and inventory, the majority of which are payable in less than one year.

As part of the GKE acquisition, we agreed to pay the GKE sellers approximately $9,000 (at December 31, 2024 exchange rates) of the acquisition price in April 2025, pending adjustments for potential indemnification losses that may arise.

As part of the Belyntic acquisition, we agreed to pay $1,500 to the sellers if specified patents are issued. The estimated fair value of the probable remaining contingent consideration was $650 as of December 31, 2024. On January 2, 2025, a notice of allowance was issued for one of the two remaining pending patents, and we expect to pay the Belyntic sellers $563 for the patent within fiscal year 2025 or early in fiscal year 2026, depending upon the final patent approval date. We expect the other remaining patent will likely be approved within one year of December 31, 2024.

See "Liquidity and Capital Resources" for information related to future required debt and other payments.

Critical Accounting Policies and Estimates

Critical accounting estimates are those that we believe are both significant and that require us to make difficult, subjective, or complex judgments, often because we need to estimate the effect of inherently uncertain matters. These estimates are based on historical experience and various other factors that we believe to be appropriate under the circumstances. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the year ended March 31, 2024, in the Critical Accounting Policies and Estimates section of Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Although we believe that our estimates, assumptions, and judgements are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions.

Non-GAAP Measures

In addition to the financial measures prepared in accordance with generally accepted accounting principles, we present organic revenues growth (reported revenues growth excluding revenues from recent acquisitions), as a supplemental non-GAAP financial measure. We believe that presenting supplemental organic revenues growth facilitates comparability between current period and prior period information, and provides insight into Mesa’s short-term and long-term financial trends. We use organic revenues growth internally to forecast and evaluate Mesa’s operating performance and to compare revenues of current periods to prior periods, for financial and operating decision-making, and for compensation purposes.

A reconciliation of organic revenues growth to total revenues growth is as follows:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Three Months Ended December 31,		Three Months Ended December 31,		Three Months Ended December 31,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	21.6%	18.8%	(13.8%)	(23.6%)	7.8%	(4.8%)
Clinical Genomics	1.0%	(19.5%)	-%	-%	1.0%	(19.5%)
Biopharmaceutical Development	29.8%	(19.0%)	-%	(0.1%)	29.8%	(19.1%)
Calibration Solutions	18.7%	12.9%	-%	-%	18.7%	12.9%
Total Company	17.5%	(1.5%)	(4.9%)	(7.1%)	12.6%	(8.6%)

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Nine Months Ended December 31,		Nine Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023	2024	2023
Sterilization and Disinfection Control	31.2%	9.0%	(28.3%)	(8.0%)	2.9%	1.0%
Clinical Genomics	(14.2%)	(14.6%)	-%	-%	(14.2%)	(14.6%)
Biopharmaceutical Development	26.6%	(17.9%)	-%	(0.3%)	26.6%	(18.2%)
Calibration Solutions	10.1%	8.6%	-%	-%	10.1%	8.6%
Total Company	13.7%	(3.8%)	(9.4%)	(2.4%)	4.3%	(6.2%)

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Exchange Rates

We face exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than the functional currency of the applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into USD, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into USD using average exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the USD. Our Biopharmaceutical Development division is particularly susceptible to currency exposures since it incurs a substantial portion of its expenses in Swedish Krona, while most of the division's revenue contracts are in USD and euros. Generally, the USD strengthening against major currencies adversely impacts our reported revenues, but to a lesser extent positively impacts our reported expenses. The ultimate impact to gross profit as a percentage of revenue depends on the magnitude of changes in foreign currencies. As we continue to consummate acquisitions of companies with foreign operations or with functional currencies other than the USD, our foreign currency exchange rate risk will increase. The effect of a change in currency exchange rates on our international subsidiaries' assets and liabilities is reflected in the accumulated other comprehensive income component of stockholders’ equity.

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate plus an applicable spread. Based on the balance outstanding as of December 31, 2024 and required future principal payments, we estimate that if interest rates increased 1 percentage point, we would incur approximately $930 of additional cash interest expense per year.

Inflation Risk

Inflation generally impacts us by increasing our costs of labor, materials, and freight. We have historically offset inflationary cost increases by our annual price increases, and inflation has not had a significant impact on our financial statements. However, any price increases imposed may lead to declines in sales volume if competitors do not similarly adjust prices. We cannot reasonably estimate our ability to successfully recover any impact of inflation cost increases into the future.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due to a material weakness identified in the fourth quarter of fiscal year 2024 that has not yet been remediated. Two of the material weaknesses identified in the fourth quarter of fiscal year 2024 were remediated in the first quarter of fiscal year 2025. The material weaknesses are described further below.

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

Remediation Status for Material Weaknesses in Internal Control Over Financial Reporting

Beginning during the three months ended June 30, 2024, and continuing into the three months ended December 31, 2024, we implemented our previously disclosed remediation plans:

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
●

Information technology general controls ("ITGCs") - We have not yet remediated the material weakness related to ITGCs. In fiscal year 2024, our risk assessment process was insufficient, and as a result, we did not design user access controls covering our ERP that operate at an adequate level of precision to appropriately identify the user groups tested in certain of our other logical access and change management controls. Therefore, we have designed a new user access control regarding users of our ERP that will operate at a higher degree of precision compared with our existing user access control and will enhance our review of roles, particularly roles with the ability to add, edit or delete transactions. Management has modified the reports used as source data to test change management and logical access controls in our enterprise resource planning tool, which we expect will allow us to conclude that the related controls are operating effectively by the end of fiscal year 2025. We have engaged a third party specialist to assist in the remediation of the material weakness associated with our ITGCs.

Changes in Internal Control Over Financial Reporting

We acquired GKE during the third quarter of our fiscal year ended March 31, 2024. As such, GKE's control environment and processes are included in the scope of our assessment of our internal controls over financial reporting beginning in the third quarter of our fiscal year 2025.

Other than as discussed above, during the three months ended December 31, 2024 there were no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 11. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk factors

During the three months ended December 31, 2024, there were no material changes from the risk factors described in Part 1, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2024	8	92.74	-	162,486
November 2024	14	102.44	-	162,486
December 2024	10	92.74	-	162,486
Total	32	96.98	-	162,486

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

Item 5. Other Information

During the three months ended December 31, 2024, none of our directors or officers entered into new or amended written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

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

MESA LABORATORIES, INC.

(Registrant)

DATED: February 4, 2025	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 4, 2025	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer