Form 10-K
period 2025-03-31
MESA LABORATORIES INC /CO/
filed 2025-05-28
CIK 724004

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $686 million based upon the closing market price and common shares outstanding as of September 30, 2024.

The number of outstanding shares of the Registrant’s common stock as of May 21, 2025 was 5,455,437.

This document (excluding exhibits) contains 63 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after the close of the registrant's fiscal year.

Forward-Looking Statements

This Report on Form 10-K contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Report on Form 10-K do not constitute guarantees of future performance. Investors are cautioned that statements in this Report on Form 10-K which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product research and development, regulatory approvals, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and products, the direct and indirect effects of tariffs and uncertainty regarding tariff policies, adequacy of capital resources and financing plans constitute forward-looking statements, competitive factors, tax rates and cost savings. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “seek,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including those discussed in Item 1A. “Risk Factors,” and elsewhere in this report. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

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

We offer a variety of product formats which allow our biological indicators to be used in many types of processes and environments. Our biological indicator products include: inoculated carriers such as spore strips or discs which require post-processing transfer to a growth media; self-contained indicators, which have the growth media already pre-packaged in crushable ampoules; process challenge devices (“PCDs”), which increase the resistance of the biological indicators; and growth media. Our simple spore strips are used most often in small table-top steam sterilizers in dental offices, while our more complex self-contained biological indicators, which may be used with or without PCDs, are frequently used by medical device manufacturers to assure sterility in complex ethylene oxide sterilization processes. We also offer testing services in which customers return used dental sterilization spore strips to our microbiological laboratory for testing.

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

Cleaning indicators are used to assess the effectiveness of cleaning processes, including in washer-disinfectors and ultrasonic cleaners in healthcare settings. Cleaning is the critical first step performed prior to disinfection and sterilization. Debris left on an instrument may interfere with microbial inactivation and can compromise disinfection or sterilization processes. Our cleaning indicator products are manufactured either by inoculating a test soil onto a stainless-steel coupon or printing an ink, imitating a test soil, onto a plastic substrate. Test soils and inks are designed to mimic the challenge of removing blood and tissue from surgical instruments and evaluate the effectiveness of our customers' cleaning processes.

Our facilities in Bozeman, Montana and in Waldems, Germany and Munich, Germany manufacture our Sterilization and Disinfection Control division products, which include, among others, our GKE Clean-Record® Indicators, Apex® biological indicators, EZTest® self-contained biological indicators, and PCDs. Our Sterilization and Disinfection Control division provides sterility assurance testing services to dental offices in the United States, Europe and Canada. Sterilization and disinfection control products are disposable and are used on a routine basis, making product sales less sensitive to general economic conditions than certain other products and services we offer. We generate sales to end users through our direct sales personnel and independent distributors. Customers include industrial users involved in pharmaceutical and medical device manufacturing, hospitals, dental offices, and contract sterilization providers. Our sterilization and disinfection control products are used in highly regulated industries and compete on the basis of quality, flexibility, cost effectiveness and suitability for intended use.

Clinical Genomics

Our Clinical Genomics division develops, manufactures and sells highly sensitive, low-cost, high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing for a broad range of research applications in several therapeutic areas.

Using Clinical Genomics’ MassARRAY® system and our proprietary consumables, including chips, panels, and chemical reagent solutions, our customers can analyze DNA samples for inherited genetic disease testing, pharmacogenetics, oncology testing, infectious disease testing, doping and toxicology testing, and other highly differentiated applications for use in research. The MassARRAY® system couples mass spectrometry with end-point polymerase chain reaction ("PCR") methods, enabling highly multiplexed reactions under universal cycling conditions to provide accurate, sensitive, rapid genetic analysis. The MassARRAY® system is differentiated in the market by its ability to target up to 50 specific DNA variants in a single PCR reaction and run up to 384 samples on one SpectroCHIP® array, multiple times a day, with the flexibility to process additional samples overnight.

In addition to the MassARRAY® system and related consumable products, Clinical Genomics also sells services, including equipment maintenance contracts and custom laboratory services.

Approximately 75% of our Clinical Genomics revenues are from consumables used on a routine basis; sales of these products are less sensitive to general economic conditions and typically have higher gross margins than hardware products. Approximately 15% of our Clinical Genomics revenues are from hardware products that may be purchased by customers on a discretionary basis and are therefore more sensitive to general economic conditions. The remainder of Clinical Genomics revenues relate to services and support agreements.

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

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biologic therapies, among other applications. Customers include biopharmaceutical research, development, and manufacturing teams at biopharmaceutical companies and their contract research organization partners, as well as academic research and development laboratories.

The Biopharmaceutical Development division sells two major categories of instruments and consumables: (1) protein analysis solutions, which are used to test for the existence or concentration of specific proteins in a sample, and (2) peptide synthesis solutions, which automate the synthesis of peptides from amino acids; both are primarily used in biopharmaceutical research, discovery and development, and bioprocessing applications. The division also sells service agreements to maintain instruments sold by the division.

Our Biopharmaceutical Development division develops and manufactures Gyrolab® xPand and Gyrolab xPlore™ hardware and software, as well as Gyrolab Bioaffy® consumable microfluidic disks (“CDs”) and Gyrolab kits and Rexxip® buffers for protein analysis, in Uppsala, Sweden, while PurePep® Symphony and Chorus instruments for peptide synthesis are developed and manufactured in Tucson, Arizona. Our PurePep® EasyClean products, a green chemistry solution to purify peptides, is a consumables product line within our peptide synthesis business.

Most of the products manufactured in Sweden are sold in United States "U.S." dollars or euros, whereas the costs to produce the products are incurred in Swedish krona. As a result, the Biopharmaceutical Development segment is more susceptible to changes in foreign currency than our other divisions. For a discussion of risks related to our non-U.S. operations and foreign currency exchange, refer to Item 1A. Risk Factors, “Foreign currency exchange rates may adversely affect our financial statements.”

In our fiscal year 2025, about 35% of our Biopharmaceutical Development revenues were from consumables used on a routine basis; sales of these products are less sensitive to general economic conditions. Approximately 40% of revenues were from more discretionary hardware purchases that are more sensitive to general economic conditions. The remainder of the division's sales relate to service and support agreements. Historically, hardware has comprised a smaller portion of the division's revenues; in fiscal year 2025, the division had higher hardware sales as it began recovering from the prior fiscal year's soft demand for capital equipment across the biopharmaceutical industry, resulting in a mix weighted more heavily toward our hardware during fiscal year 2025. We generate sales to end users through direct sales as well as through independent foreign distributors. Marketing activities include industry conferences, user meetings, educational webinars and all forms of digital marketing, in addition to market sensing and capturing user requirements for new product roadmaps.

The Biopharmaceutical Development division’s market success is primarily dependent upon creating innovative, high quality products that customers choose based on available features, cost-effectiveness, and performance. We believe we are one of the leading world-wide suppliers of protein analysis and peptide synthesis equipment to the biologics discovery and development markets. We further believe that enhancements of our product offerings and new product development driven by our research and development team, as well as the recognized quality of our products and support, and our ability to continue to bring novel, cutting edge products and solutions to the market allows us to remain competitive in the growing markets we serve.

Protein Analysis

We develop, manufacture, and market protein analysis equipment and consumable CDs, kits, and buffers that enable the detection and quantification of target proteins in biological or bioprocess samples. Gyrolab technology is widely used across human and non-human applications, mainly for therapy development and bioprocess design. Customers, primarily pharmaceutical and biotech companies and their contract research organization partners developing protein-based therapies, use our consumable CDs to deposit their samples for mixing with application specific reagents. The CDs and reagents are loaded into one of our instruments for processing and analysis. Our proprietary software then facilitates the design of experiments, interprets results, provides useful data analysis for assay optimization, and supports end user regulatory compliance. Our protein analysis products accelerate the development and processing of assays to obtain accurate results for pre-clinical and clinical studies as well as for upstream and downstream bioprocessing of biological therapies, thus enabling customers to meet critical data and time requirements. Our analytical protein technologies provide superior data consistency and accuracy while reducing labor and the attendant variability of more manual analysis methods.

Peptide Synthesis

Our peptide synthesis solutions enable customers to automate the chemical synthesis of peptides used in the creation of peptide therapies, biomaterials, cosmetics, and general research. Our peptide synthesizers and related consumables, including our peptide purification consumables line, facilitate the efficient production of more complex and longer peptides with higher purity. Our synthesizers are designed to support regulatory compliance for end users. Customers of our peptide synthesizers include commercial and academic biopharmaceutical laboratories, as well as contract manufacturers of peptides.

Calibration Solutions

Our Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, environmental and process monitoring, gas flow, air quality and torque testing, primarily in medical device manufacturing, pharmaceutical manufacturing, laboratory and hospital environments. Generally, our Calibration Solutions products are used for quality control, safety validation, and regulatory compliance. Our Lakewood, Colorado and Hanover, Germany facilities manufacture our Calibration Solutions products, which include continuous monitoring systems, dialysate meters and consumables, data loggers, gas flow calibration and air sampling equipment and torque testing systems represented largely by the DialyGuard®, ViewPoint®, DataTrace®, DryCal®, and BGI brands.

Our Calibration Solutions products are manufactured by assembling the products from purchased components and calibrating the final products. We also install certain of our products at customer sites. Service demand is driven by customers’ quality control and regulatory environments, which require products to be recalibrated or recertified periodically. We generate sales through our direct sales personnel and independent distributors.

Renal Care Dialysate Meters and Consumables

Our renal care medical meters are used to test various parameters of dialysis fluid (dialysate) and the proper calibration and operation of dialysis machines. Each meter measures some combination of temperature, pressure, pH, conductivity and flow to ensure that the dialysate has the proper composition to promote the transfer of waste products from the blood to the dialysate. The meters provide a digital readout verifying whether a dialysis machine is working within prescribed limits and delivering properly prepared dialysate. We manufacture two styles of medical meters; those designed for use by dialysis machine manufacturers and biomedical technicians, and those used primarily by dialysis clinicians. The meters for technicians are characterized by exceptional accuracy, stability and flexibility, and are used by the industry as the primary standard for the calibration of dialysis machines. The meters designed for use by dialysis clinicians are known primarily for their ease of use, and they incorporate a built-in syringe sampling system. These meters are used as the final quality control check on the dialysate just prior to starting treatment.

In addition to dialysate meters, we market a line of standard consumable solutions for use in dialysis clinics for calibration of our meters. These standard solutions are regularly consumed by dialysis clinics, and thus, like the calibration services we also provide, are less impacted by general economic conditions than sales of meters.

Customers that utilize our renal care products include dialysis facilities, medical device manufacturers, and biomedical service companies. With technological advancements in dialysis machines that include built-in calibrators, our meters designed for clinicians are subject to considerable competition in the market. Refer to Item 1A. Risk Factors, “Changes to dialysis methods and equipment capabilities may decrease demand for our renal care products and negatively impact our financial statements.”

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

We have a strong competitive position in North America but do not yet have a meaningful presence in markets outside of the U.S. and Canada. Key markets for our continuous monitoring systems are hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies, and laboratory environments.

Data Loggers

Our data loggers are self-contained, wireless, high precision instruments used in critical manufacturing and quality control processes in the pharmaceutical, medical device, food, and tool industries. They are used to measure temperature, humidity and pressure inside a process or a product during manufacture. In addition, data loggers can be used to validate the proper operation of laboratory or manufacturing equipment, either during installation or for annual re-certifications. The products consist of individual data loggers, software, and various accessories. Customers typically purchase a large number of data loggers along with a single interface and software package. In practice, the user programs the loggers to collect environmental data at pre-determined time intervals, places the data loggers into the product or process to be tested, and then collects stored process data from the data logger. The user can then prepare tabular and graphical reports using the software. Unique aspects of our data loggers are their ability to operate at elevated temperatures and in explosive environments, which are important differentiating factors in the marketplace. We face competition in data logger sales from several other companies, particularly in Europe.

Gas Flow Calibration and Air Sampling Equipment

We manufacture a variety of instruments and equipment for gas flow calibration and environmental air sampling. Our gas flow calibration instruments meet the precise standards required by laboratories and industry for the design, development, manufacture, installation and calibration of various gas flow meters and air sampling devices. Our flow calibrators are used by professionals in many industries, including (1) industrial hygienists and environmental technicians, (2) calibration and research laboratories, (3) manufacturers who design, develop and manufacture gas flow metering devices, and (4) industrial engineering and manufacturing companies that utilize gas flow metering devices. We see expanded opportunities in gas flow calibration as markets that heavily use and measure process gas are growing. There is competition in gas flow calibration; however, our products are distinguished by their unique dry piston technology, accuracy and industry certifications.

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

Other Matters Relating to Our Business as a Whole

Acquisitions

Year ended March 31, 2024 Acquisition

We acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH on October 16, 2023, and effective December 31, 2023, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd. (“GKE China” and together with GKE GmbH and SAL GmbH, “GKE” or the "GKE acquisition.") Total consideration for the acquisition was $87,187, net of cash acquired and financial liabilities assumed, but inclusive of working capital adjustments. In April 2025, we paid the GKE sellers $9,555 to settle in full the portion of the transaction price that was held back against potential indemnification losses upon acquisition. GKE develops, manufactures and sells a portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE is included in our Sterilization and Disinfection Control ("SDC") division, and GKE's strengths in chemical indicators are complementary to SDC's strengths in biologic indicators, as chemical and biologic indicators may be used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business. See Note 4. "Significant Transactions" in Item 8. Financial Statements and Supplementary Data for further information.

Manufacturing and Materials

Most of the raw materials, components, and other supplies used in our product lines are available from a number of different suppliers. We generally maintain multiple sources of supply, but we are dependent on sole or limited sources for certain items, particularly in our Biopharmaceutical Development and Calibration Solutions divisions. We continue to emphasize reviewing our supply base and designs for limited source suppliers that might affect our ability to supply critical products to our customers. We also continue to work with our suppliers to understand existing and potential future supply chain conditions. See further discussion within Item 1A. Risk Factors, “Supply chain and manufacturing risks could adversely affect our financial results. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.”

Major Customers

No customer represented more than 10% of our accounts receivable or revenues for fiscal year 2025. Typically, no individual customer represents more than 10% of our consolidated accounts receivable or revenues.

Backlog

We define backlog as firm orders from customers for products and services where the order will be fulfilled within the next 12 months. Backlog as of March 31, 2025 and 2024 was approximately $43.2 million and $25.5 million, respectively. The increase in backlog is primarily due to the timing of order placements and fulfillments in our Clinical Genomics and Sterilization and Disinfection Control division in fiscal year 2025 compared to fiscal year 2024. The majority of the backlog increase does not relate to overdue order fulfillments. Changes in our backlog are somewhat dependent upon the timing of large, recurring customer orders, which are typically recognized to revenue over a period of up to twelve months.

Research and Development

Research and development ("R&D") activities are primarily directed towards improving the quality and performance of our existing products or altering our current products to accommodate use of raw materials that are more readily available for purchase in our supply chain. Other R&D efforts seek to improve manufacturing efficiencies and innovate new products.

Intellectual Property

We own numerous patents, trademarks, and other proprietary rights, many of which are important to the various facets of our business. Where appropriate, we seek patent or other intellectual property protection for inventions and developments made by our personnel that are incorporated into our products or otherwise fall within our fields of interest. There can be no assurance, however, that any patent or other intellectual property will provide adequate protection for the technology, system, product, brand, service or process it covers. In addition, the process of preparing, applying for, obtaining and protecting patents and other intellectual property can be long and expensive, with no assurance that a patent or other intellectual property will ultimately issue. We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our proprietary positions. Our products and services are sold under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. We do not believe that the loss of any one patent or other proprietary right would have a material adverse effect on our overall business or on any of our reporting segments.

Regulatory Matters

Our operations are global and are affected by complex state, federal and international laws relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse, import and export control, product safety and efficacy, employment, privacy, government contracts, acquisition regulations, tariffs and other areas.

We are required to comply with certain International Standard Organization (“ISO”) standards, United States Pharmacopeia standards and Food and Drug Administration (“FDA”) requirements in order to sell some of our products. Our biological indicators are developed and manufactured according to ISO 11138 (Sterilization of healthcare products – Biological indicators) and our chemical indicators are developed and manufactured according to ISO 11140 (Sterilization of healthcare products – Chemical indicators), under a quality system that complies with ISO 13485:2016 (Medical devices – Quality management systems – Requirements for regulatory purposes and, as applicable, 21 CFR 820 (Quality system regulation). Specific Calibration Solutions products are compliant under ISO 13485:2016, ISO 17025:2017, and certain 21 CFR 820 regulations. Our Biopharmaceutical Division’s Uppsala, Sweden and Tucson, Arizona facilities are ISO 9001:2015 certified. Clinical Genomics and GKE GmbH operate quality management systems which comply with the requirements of ISO 13485:2016. SAL GmbH operates a testing lab and quality management system in accordance with ISO 17025:2017 in Waldems, Germany.

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

Government Contracts

Although we transact business with various U.S. government agencies, no government contract or aggregate contracts are of such magnitude that a renegotiation of profits or termination of the contracts at the election of the government would have a material adverse effect on our consolidated financial results or on the results of any of our individual reporting segments.

Environmental Matters and Corporate Responsibility

As a global corporate citizen, we recognize the importance of the environment to a healthy, sustainable future for our business, our customers, and our communities. We are committed to minimizing the environmental impacts of our business operations, and we actively evaluate ways to promote rigorous sustainability standards in our operations and products, including efforts to conserve water and energy and to reduce waste. More information about our corporate responsibility efforts is included in our corporate responsibility brochure, which is available on our website at www.mesalabs.com/corporate-responsibility. The contents of our corporate responsibility brochure are not incorporated by reference into this annual report on Form 10-K.

Tariffs

Recently imposed or threatened tariffs may have an impact on our operations as discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – General Trends”.

Human Capital

Our people are our greatest asset, and we are proud to outline the material aspects of our human capital program. As a company, our vision is to Protect the Vulnerable® and we believe that our vision is achieved in large part through the strength of our workforce. Indeed, every day, our talented employees strive to implement lean based tools to find ways to continuously improve our products and services so that we may better serve our customers and create value for all our stakeholders. We recruit top talent from all backgrounds using a combination of industry expert recruiters and recruiting tools to reach a diverse pool of candidates across race, gender, disability, and veteran statuses. We support employees with compensation, benefits and development programs aimed at ensuring employees are productive and engaged.

Employees

As of March 31, 2025, we had 730 employees (including approximately 500 domestic employees), of whom 359 are employed for manufacturing and quality assurance, 89 for research and development and engineering, 186 for sales and marketing, and 96 for administration. We have continued to attract and retain an inclusive team of high-performing employees at all levels of the organization in fiscal year 2025, such that we were able to realize higher revenues and adjusted operating income (a non-GAAP measure) compared to the prior year, without increasing employee headcount. Our voluntary employee turnover decreased approximately 2.0 percentage points during fiscal year 2025 compared to fiscal year 2024, signaling improved employee satisfaction and engagement.

Talent

We seek to attract, develop and retain the best talent throughout Mesa. In recent years, we have invested heavily in our talent acquisition and development processes. We’ve implemented standardized assessment processes for candidate selection, created frameworks for formalized development and career paths, developed mentoring systems, and implemented regular leadership workshops. We’ve also strengthened our succession planning processes with annual talent reviews and actions.

Inclusive Workforce

We maintain a commitment to foster an inclusive workplace. We believe our employees should reflect the communities in which we live, work and serve. In our hiring practices, we strive to attract and retain the most qualified individuals for open positions; we seek inclusive slates of qualified applicants for all roles within Mesa in order to ensure that our workforce is comprised of individuals and teams who can cultivate sustainable, creative improvement, and who are capable of and committed to furthering our purpose of Protecting the Vulnerable®.

Employee Engagement

We have established an engagement process where we leverage external expertise to develop a meaningful survey to assess what matters most to our employees. We develop plans and communication strategies to address our key findings through a collaborative process with our employee teams. Our goal is to drive consistent year over year improvement in engagement, which we believe will drive long-term career progression and company results. In addition to our engagement surveys, we utilize a variety of channels to facilitate open and direct communication with our employees, including: (i) town hall meetings with our executive and leadership teams; (ii) internally maintained websites; and (iii) an anonymous whistleblower hotline that is advertised to our employees.

Total Rewards

We are intentional in providing fair and equitable compensation to all of our employees. Our compensation and benefits are competitive to market and create incentives to attract and retain employees. In determining merit increases, we evaluate individual performance—including measuring an individual's contribution to company goals and performing semi-annual performance reviews—to align financial incentives with individual contributions. Our compensation package includes market-competitive pay, cash bonuses, stock-based compensation to certain levels of employees, healthcare and retirement benefits, paid time off, paid caregiver leave, and 401(k) matching, among other benefits. Our total rewards program:

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

Health, Safety and Wellness

The health, safety and wellness of all employees is a top priority at Mesa:

●	We deeply embed environmental, health and safety functions within our operations to ensure these critical areas remain a top priority and focus.
●	We sponsor a variety of health and wellness programs designed to enhance the physical and mental well-being of our employees around the world; and
●	Our Employee Assistance Program provides employees and their families access to mental health, stress management and other support resources essential to navigating life changes and challenges.

Available Information

We are subject to the reporting and other information requirements of the Securities Exchange Act of 1934, as amended (“Exchange Act”). We make available, free of charge, on or through our website at www.mesalabs.com under the link “Financials” in the Investor Information section, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other information. Information on our website is not incorporated into this annual report on Form 10-K and is not a part of this report. The Securities and Exchange Commission (“SEC”) also maintains a website at www.sec.gov containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our code of ethics and Board of Directors committee charters and policies are also posted on the Investor Information section of our website. The information on our website is not part of this or any other report Mesa files with, or furnishes to, the SEC.

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

Our business is sensitive to general economic conditions, market disruptions and uncertainties. We have been affected in recent years by elevated interest rates, reduced levels of capital expenditures in industries we serve, inflation in domestic and international markets, and labor availability constraints. In addition to these factors, recent and any further significant developments or changes in international trade, national laws or policies to protect or promote domestic interests and/or address foreign competition (including the imposition of tariffs), slow or disrupted global economic growth, increases in inflation, changes or anticipation of potential changes in governmental trade, fiscal, tax and monetary policies, volatility in the currency and credit markets,  high levels of unemployment or underemployment, changes in capital requirements for financial institutions, government deficit reduction and budget negotiation dynamics, sequestration or government shut-downs, austerity measures, sovereign debt defaults, and other challenges that adversely affect the global economy could adversely affect us and our distributors, customers and suppliers, including by:

●

reducing demand for our products and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

●	increasing our costs and otherwise reducing profits realized from sales made into areas where unfavorable trade conditions exist;
●	increasing the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;
●	increasing price competition in our served markets;
●	interrupting our supply chains, which could disrupt our ability to produce our products;
●	increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as tax assets;
●

increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations, which could increase the risks identified above; and

●	adversely impacting market sizes and growth rates.

If growth in the global economy or in any of the markets we serve slows for a significant period, if there is significant deterioration in the global economy or such markets or if improvements in the global economy do not benefit the markets we serve, our business and financial results could be adversely affected. We cannot predict the likelihood, duration or severity of any disruption in financial markets or any adverse economic conditions in the U.S. or other countries. See “Our international operations subject us to a wide range of risks” for further information.

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

International business risks have in the past, and may in the future, negatively affect our business and financial statements. A deterioration in diplomatic relations between the United States and any country where we conduct business could adversely affect our future operations and lead to a decline in profitability. In fiscal year 2025, we generated approximately 11% of our sales from operations in China and 41% of our sales from other non-domestic countries, primarily in Europe. Accordingly, political, economic, legal, compliance, social and business conditions in China and Europe generally can adversely influence our business and financial statements. Subsequent to our fiscal year end, escalating global trade tensions have resulted in tariffs on imported materials and on products we export to other countries, which could adversely impact our total revenues and profitability. Further, considerable uncertainty exists regarding the long-term effects of fiscal and monetary policies pursued domestically and internationally. Uncertainty or adverse changes to conditions in China or Europe, or the policies, laws and regulations of international governments can adversely affect the overall economic growth of countries where we make significant sales, or of the particular industries in which we participate, and can adversely affect our business and financial statements.

Our international operations are governed by the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws outside the United States. Global enforcement of anti-corruption laws has increased in recent years. Any alleged or actual violations of these laws may subject us to government investigations and significant criminal or civil sanctions and other liabilities, and could negatively affect our reputation.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience volatility.

Our growth depends in part on the growth of the markets which we serve, and visibility into our markets is limited (particularly for markets into which we sell through distribution). Our revenues and profits depend substantially on the volume and timing of orders received, which are difficult to forecast. Any decline or lower than expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial results. Certain of our businesses’ demand depends on customers’ capital spending budgets as well as government funding policies and interest rates, and matters of public policy and government budget dynamics as well as product and economic cycles can affect the spending decisions of these customers. Demand for our products and services is also sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, changes in distributor or customer inventory levels, or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

We face competition and if we are unable to compete effectively, we may experience decreased demand and market share, resulting in decreased revenues. Even if we compete effectively, we may be required to reduce prices for our products and services, resulting in decreased profit margins.

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

Our growth depends on the acceptance of our products and services in the marketplace, the penetration achieved by the companies to which we sell, and our ability to introduce new and innovative products that meet the needs of the various markets we serve. We can offer no assurance that we will be able to continue to introduce new and enhanced products, that the products we introduce, or have introduced, will be widely accepted by the marketplace, or that our direct sales team or independent distributors will successfully penetrate our various markets. Our failure to introduce new and enhanced products or gain widespread acceptance of our products and services could adversely affect our financial results. If we fail to accurately predict future customer needs and preferences, fail to produce viable technologies, or fail to protect the intellectual property related to such technologies, we may invest heavily in research and development of products and services that do not lead to significant revenues, which could adversely affect our profitability. Even if we successfully innovate and develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer.

If we are unable to continue to hire and retain skilled personnel, we will have difficulty manufacturing and marketing our products.

Our success depends largely upon the continued service of our employees and our ability to attract, retain and motivate personnel, some of whom work in competitive labor markets. Loss of key personnel or our inability to hire and retain personnel could materially adversely affect our manufacturing efforts, harm our ability to meet compliance requirements, and increase backlog.

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

Operational Risks

Significant developments or uncertainties related to social, political, regulatory and economic matters within the U.S. and internationally, including with respect to international trade policies and tariffs, could have an adverse effect on our business.

Changes, potential changes or uncertainties in social, political, regulatory and economic conditions or laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we or our customers operate, or governing the healthcare system or life sciences industries, have in the past, and could in the future, adversely affect our business and financial results. For example, increased tariffs on imported essential materials could raise production costs and reduce profitability if we are unable to pass these costs on to customers. Additionally, tariffs on products we export to other countries could limit our access to key international markets, restricting revenue growth. Any delays or disruptions in our supply chain due to geopolitical tensions, regulatory changes, or trade disputes could adversely affect our ability to manufacture and deliver products, potentially impacting our financial performance and customer relationships. Trade tensions between the United States and China remain particularly high, and each country has imposed tariffs on a wide range of goods imported from the other country. China accounted for approximately 11% of our sales during the year ended March 31, 2025. These factors could adversely affect our business and financial results in the future.

Geopolitical and macroeconomic pressures in the markets in which we operate may adversely affect our financial results.

Geopolitical issues around the world can impact macroeconomic conditions and could have a material adverse impact on our financial results. For example, the ultimate impact of military conflicts (such as the conflict between Russia and Ukraine or the conflict in Israel and the surrounding areas) and trade tensions (such as between China and the U.S.) on fuel prices, inflation, the global supply chain and other macroeconomic conditions is unknown and could materially adversely affect global economic growth, disrupting discretionary spending habits and generally decreasing demand for our products and services. While our sales to Russia, Ukraine and Israel have historically produced an immaterial amount of revenues and profitability compared to the overall company, our sales to China have been more substantial, and we cannot predict the impact that global conflicts or tensions may have on future financial results.

A significant disruption in, or breach in security of, our information technology systems or data could adversely affect our business, reputation and financial statements.

We rely on information technology systems, some of which are provided or managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and/or personally identifiable data relating to employees, customers, and other business partners), and to manage or support a variety of critical business processes and activities (such as receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations). Errors, defects, security issues or other vulnerabilities in third-party technology or in the integration of third-party technology with our systems could result in issues that could harm our business. In addition, some products or software we sell to customers may connect to our systems for maintenance or other purposes. These systems, products and services (including those we acquire through business acquisitions) may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, ransomware, human error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. Attacks may also target hardware, software and information installed, stored or transmitted in our products after such products have been purchased and incorporated into third-party products, facilities or infrastructure. Our information technology systems have been subject to computer viruses, malicious codes, unauthorized access and other cyber-attacks, and we expect the sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration or interference with our products may adversely affect product functionality and result in loss of data, risk to product safety and product recalls or field actions.

Any attacks, breaches, incidents, compromises or other disruptions or damage could: interrupt our operations or the operations of our customers and partners; delay production and shipments; result in misappropriation, destruction or unauthorized disclosure of our and our customers’ intellectual property, trade secrets, personal data, or other confidential information; damage customer, business partner, and employee relationships, and our reputation; or result in defective products or services, legal claims and proceedings, liability and penalties under privacy laws and increased costs for security and remediation, each of which could adversely affect our business, reputation and financial statements.

Further, a significant number of our employees work remotely, which exposes us to greater cybersecurity risks. Any inability to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches can result in adverse regulatory consequences, business consequences and litigation.

Supply chain and manufacturing risks could adversely affect our financial results. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.

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

In addition, some of our businesses purchase certain required products from sole or limited source suppliers for reasons of quality assurance, regulatory requirements, cost effectiveness, availability or uniqueness of design. If these or other suppliers encounter financial, operating or other difficulties or if our relationship with them changes, we might not be able to quickly establish or qualify replacement sources of supply. A shortage of components or key materials that comprise components used in our products could cause a significant disruption to our production schedule and have a substantial adverse effect on our financial condition or results of operations. The supply chains for our businesses could be disrupted in the future by supplier capacity constraints, reductions in the number of suppliers due to bankruptcy or other events, decreased availability of key raw materials or commodities and external events such as natural disasters, public health problems, war, terrorist actions, governmental actions and legislative or regulatory changes. Any of these factors could result in production interruptions, delays, extended lead times and inefficiencies, or inability to continue offering certain products.

Our revenues and other operating results depend in large part on our ability to manufacture and assemble our products in sufficient quantities and in a timely manner. Any interruptions we experience in the manufacture or shipment of our products or changes to the way we manufacture products could delay our ability to recognize revenues. In addition, we must maintain sufficient production capacity in order to meet anticipated customer demand, which carries fixed costs that we may not be able to offset if orders slow, which would adversely affect our operating margins; these challenges would be exacerbated by increases in tariffs charged either inside or outside of the U.S. If we are unable to manufacture our products consistently, in sufficient quantities, and on a timely basis, our revenues, gross margins and our other operating results will be materially and adversely affected.

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

Our manufacturing operations employ a wide variety of components and raw materials and other commodities, including metallic-based components, electronic components, chemicals, and plastics and other petroleum-based products. Prices for and availability of these components, and raw materials and other commodities have fluctuated significantly in the past, and more recently prices have increased. Any sustained interruption in the supply of these items could disrupt production, delay customer order fulfillments, and adversely affect our business. If we are unable to fully recover higher costs through price increases or offset these increases through cost reductions, or if there is a time delay between the increase in costs and our ability to recover or offset these costs, our margins and profitability could decline, and our financial results could be adversely affected.

In addition, transportation costs may increase, which may reduce our gross profit margins unless and until we are able to pass the cost increases along to our customers.

Violation of data privacy laws could adversely affect our business, reputation and financial statements.

If we are unable to maintain reliable information technology systems and appropriate controls with respect to global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory consequences, business consequences and litigation. As a multinational organization, we are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal and/or sensitive data in the course of our business. The EU General Data Protection Regulation imposes strict requirements on how we collect and process personal data, including, among other things, a requirement for prompt notice of data breaches to data subjects and supervisory authorities in certain circumstances and significant fines for non-compliance. Data privacy laws in other jurisdictions, such as California and Colorado, also impose data privacy obligations. Government enforcement actions can be costly and can interrupt the regular operation of our business, and data breaches or violations of data privacy laws can result in fines, reputational damage and civil lawsuits, any of which may adversely affect our business, reputation and financial statements. In addition, compliance with various data privacy regulations around the world may require significant expenditures and may require changes in our products or business models that reduce revenues.

Changes to dialysis methods and equipment capabilities may decrease demand for our renal care products and negatively impact our financial statements.

Our Dialyguard product line accounts for approximately one-third of the revenues and forty percent of the gross profit margin associated with our Calibration Solutions division. The majority of revenues in our Dialyguard business are associated with products used in dialysis clinics, while a smaller portion of our sales relate to in-home care. Technological advancements, such as dialysis machines that feature built-in dialysis calibration functionalities, have and may continue to adversely affect demand for our renal care products.

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

Our facilities, supply chains, distribution systems and information technology systems are subject to the risk of catastrophic loss due to fire, flood, earthquake, hurricane, pandemics and epidemics and other public health crises, war, terrorism and other natural or human-made disasters. If any of these facilities, supply chains or systems were to experience a catastrophic loss, it could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and result in legal exposure and large repair or replacement expenses. Our insurance coverage with respect to natural disasters is limited and is subject to deductible and coverage limits and may be unavailable or insufficient to protect us against such losses.

The life sciences and healthcare industries and related industries that we serve have undergone, and are in the process of undergoing, significant changes in an effort to reduce costs, which could adversely affect our financial results.

Participants in the healthcare industry and related industries have implemented, and are implementing, significant changes in an effort to reduce costs. Many of the end-users to whom our customers supply products rely on government funding of and reimbursement for healthcare products and services and research activities. The U.S. Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “PPACA”), healthcare austerity measures in other countries and other potential healthcare reform changes and government austerity measures have reduced and may further reduce the amount of government funding or reimbursement available to customers or end-users of our products and services and/or the volume of medical procedures using our products and services. For example, the Inflation Reduction Act of 2022 contains various drug price negotiation provisions, inflationary rebates and government-established pricing provisions with varying implementation dates and subjects, and penalties could be imposed on manufacturers who fail to adhere to the government's interpretation of the law. The recent change in U.S. Presidential administration may also result in changes that unfavorably impact industries we serve and our business.

These changes as well as other impacts from market demand, government regulations, third-party coverage and reimbursement policies and societal pressures have started changing the way healthcare is delivered, reimbursed and funded and may cause participants in the healthcare industry and related industries that we serve to purchase fewer of our products and services, reduce the prices they are willing to pay for our products or services, reduce the amount of reimbursement and funding available for our products and services from governmental agencies or third-party payors, affect the acceptance rate of new technologies and products and increase our compliance and other costs. All of the factors described above could adversely affect our business and financial results.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial results could suffer.

The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Problems may arise during the manufacturing process for a variety of reasons, including equipment malfunction, contamination, failure to follow specific protocols and procedures, problems with raw materials, natural disasters and environmental factors, and if not discovered before the product is released to market could result in recalls and product liability exposure. Because of the time required to approve and license certain regulated manufacturing facilities and other stringent regulations of the FDA and similar agencies regarding the manufacture of certain of our products, an alternative manufacturer may not be available on a timely basis to replace such production capacity. Any of these manufacturing problems could result in significant costs, liability, lost revenues, and loss of market share, as well as negative publicity and damage to our reputation that could reduce demand for our products.

Climate change, or legal or regulatory measures to address climate change and sustainability, may negatively affect us, and any actions we take or fail to take in response to such matters could damage our reputation.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risk resulting from acute changes (such as hurricanes, tornados, wildfires or flooding) or chronic changes (such as droughts, heat waves or sea level changes) in climate patterns can adversely impact our facilities and operations, including the availability of employees who support operations, and can disrupt our supply chains and distribution systems. Concern over climate change can also result in new or additional legal or regulatory requirements designed to reduce greenhouse gas emissions, mitigate the effects of climate change on the environment (such as taxation of, or caps on the use of, carbon-based energy) and/or increase disclosures and stakeholder requests for changes to our processes or reporting with respect thereto. Any such new or additional legal or regulatory requirements may increase the costs associated with, or disrupt, the sourcing, manufacturing and distribution of our products, which may adversely affect our business and financial statements. Failure to comply with any regulatory requirements (such as the new regulations certain jurisdictions have adopted relating to false or misleading claims about a company’s sustainability practices), could negatively impact our business and reputation. Failure to comply with customer requests for information could result in an inability to sell to certain customers.

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

Our acquisitions of businesses expose us to risks that could negatively impact our financial results.

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

We compete in markets in which we and our customers must comply with federal, state, and other regulations, such as regulations governing health and safety, food and drugs, privacy and electronic communications. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions. Any significant change in any of these regulations (or in the interpretation or application thereof) could reduce demand for, increase our costs of producing or delay the introduction of new or modified products and services, or could restrict our existing activities, products and services. In addition, in certain of our international markets our growth depends in part upon the introduction of new regulations. In these markets, the delay or failure of governmental and other entities to adopt or enforce new regulations, the adoption of new regulations which our products and services are not positioned to address or the repeal of existing regulations, could adversely affect demand. In addition, regulatory deadlines may result in substantially different levels of demand for our products and services from period-to-period.

We are subject to lawsuits and regulatory proceedings.

We have been a defendant in a number of lawsuits, and in the future may become a party to a variety of litigation and regulatory proceedings, including claims for damages arising out of the use of products or services and claims relating to intellectual property matters, employment matters, tax matters, commercial disputes, product liability, marketing matters, insurance coverage, competition and sales and trading practices, environmental matters, product retirement, personal injury, and acquisition or divestiture-related matters, as well as regulatory investigations or enforcement. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses we no longer operate. Any of these lawsuits may include claims for compensatory damages, punitive and consequential damages or injunctive relief. The defense of these lawsuits may divert our management’s attention, may require us to incur significant expenses, and may result in us being required to pay damages or settlements or become subject to equitable remedies that could adversely affect our operations and financial results. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. In addition, developments in proceedings in any given period may require us to record or adjust loss contingency estimates in our financial statements or pay cash settlements or judgments. Any of these developments could adversely affect our financial results in any given period. We cannot make assurances that our liabilities in connection with litigation and other legal regulatory proceedings will not exceed our estimates or adversely affect our financial results and business. Please see Note 13. “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.

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

We own patents, trademarks, copyrights, trade secrets and other intellectual property, which in the aggregate are important to our business. The intellectual property rights that we obtain, however, may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications we own. In addition, the steps that we have taken to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are not highly developed or protected, particularly in China. In some circumstances, enforcement may not be available to us because an infringer has a dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property. We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, trade secrets and other proprietary rights. There can be no assurance that these agreements will adequately protect our trade secrets and other proprietary rights and will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights. In addition, we or our customers may be alleged to infringe upon the intellectual property of third parties. Our failure to obtain or maintain intellectual property rights that convey competitive advantages, adequately protect our intellectual property, detect or prevent circumvention or unauthorized use of such property, and limit the cost of enforcing our intellectual property rights or defending against any allegation of infringement, could adversely impact our competitive position and results of operations.

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

Potential product liability suits against us, product defects or unanticipated use or inadequate disclosure with respect to our products or services could adversely affect our business, reputation and our financial statements.

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

As a global company with substantial operations outside the U.S., sales and purchases in currencies other than the U.S. dollar expose us to fluctuations in foreign currencies relative to the U.S. dollar and may adversely affect our financial statements. Increased strength of the U.S. dollar increases the effective price of our products sold in U.S. dollars into other countries, which may require us to lower our prices or adversely affect sales to the extent we do not increase local currency prices. Decreased strength of the U.S. dollar could adversely affect the cost of materials, products, labor and services we purchase or incur overseas. Sales and expenses of our non-U.S. businesses are also translated into U.S. dollars for reporting purposes and the strengthening or weakening of the U.S. dollar could result in unfavorable translation effects. In addition, certain of our businesses may invoice customers in a currency other than their functional currency, and movements in the invoiced currency relative to the functional currency could also result in unfavorable revaluation and translation effects. We also face exchange rate risk from our investments in subsidiaries owned and operated in foreign countries. We do not enter into hedging arrangements to mitigate any foreign currency exposure.

We may be required to recognize impairment losses for our goodwill and other intangible assets.

As of March 31, 2025, the net carrying value of our goodwill and other intangible assets totaled $278.6 million. In accordance with generally accepted accounting principles, we periodically assess such assets to determine if they are impaired. Significant negative industry or economic trends, increasing tariffs, disruptions to our business, loss of key customers, strategic shifts in our business, inability to effectively integrate acquired businesses, unexpected significant changes or planned changes in use of our assets, changes in the structure of our business, divestitures, market capitalization declines, or increases in associated discount rates may result in impairment of our goodwill and other intangible assets in the future. Our Clinical Genomics and Peptides (a reporting unit within our Biopharmaceutical Development division) businesses are sensitive to changes in assumptions about future performance and value, and have a heightened risk of impairment losses in the future if actual results differ significantly from our estimates. Future impairment losses could result from changes in assumptions, inputs, market factors and/or increases in the weighted average cost of capital in the future. Assumptions used in goodwill and intangible asset impairment tests include unobservable Level 3 inputs that are subject to uncertainty. Any losses relating to such impairments would adversely affect our reported income from operations and net (loss) income in the periods recognized.

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

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could affect our reported financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations with regard to a wide range of matters that are relevant to our business, such as revenue recognition, asset impairment and fair value determinations, inventories, business combinations and intangible asset valuations, and leases are highly complex and involve many subjective assumptions, estimates, and judgments. Changes in these rules or their interpretation or changes in underlying assumptions, estimates, or judgments could significantly change our reported or expected financial performance or financial condition.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report financial results or prevent fraud. If we identify a material weakness in our internal control over financial reporting, our ability to meet our reporting obligations, investor confidence in our financial reporting, our operating results, and the trading price of our stock could be negatively affected.

Under Section 404 of the Sarbanes-Oxley Act of 2002 and rules promulgated by the SEC, companies are required to conduct an annual comprehensive evaluation of their internal control over financial reporting. Further, each year our independent registered public accounting firm is required to attest to and report on the effectiveness of our internal control over financial reporting. The material weaknesses in our internal controls over financial reporting as of and for our prior fiscal year ended March 31, 2024 were remediated in fiscal year 2025, and we have determined that our system of internal controls was effective as of March 31, 2025. However, any future material weaknesses or other ineffective controls over our financial reporting could have negative impacts, including one or more of the following:

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

Our failure to maintain appropriate corporate responsibility practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.

Governments, investors, customers, and employees have enhanced their focus on corporate responsibility practices and disclosures, and expectations in this area have rapidly evolved and increased. While we monitor the various and evolving standards and associated reporting requirements, failure to adequately maintain appropriate corporate responsibility practices that meet stakeholder expectations may result in reputational harm, loss of business, reduced market valuation, an inability to attract customers, and an inability to attract and retain top talent.

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

The U.S. Congress, government agencies in non-U.S. jurisdictions where we and our affiliates do business, and the Organization for Economic Co-operation and Development (“OECD”) have recently focused on issues related to the taxation of multinational corporations. Many countries are beginning to implement legislation and other guidance to align their international tax rules with the OECD’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer pricing documentation rules, and nexus-based tax incentive practices. Due to the large scale of our international business activities, any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

Our business is subject to sales tax in numerous states.

The application of indirect taxes, such as sales taxes, is a complex and evolving issue. A company is required to collect and remit state sales tax from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies by state and often requires knowledge of each jurisdiction’s tax case law. The application and implementation of existing, new or future laws could change the states in which we are required to collect and remit sales taxes. If any jurisdiction determines that we have “nexus” in additional locations that we have not contemplated, it could have an adverse effect on our financial results.

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

Servicing our debt will require a significant amount of cash, and we may not have sufficient cash flow from our business or the ability to raise capital to repay the remaining principal amount of our 1.375% convertible senior notes due August 15, 2025 (the “Notes”) at maturity or repurchase the Notes in the event of a fundamental change, or to repay borrowings under our revolving credit facility, term loan, swingline loan, and letters of credit (together referred to as the "Credit Facility"), or we may incur more debt.

We incurred significant indebtedness in the form of the Notes which have an outstanding balance of $97.5 million as of March 31, 2025 and mature on August 15, 2025, unless earlier converted. See Note 8. "Indebtedness" in Item 8. Financial Statements and Supplementary Data for further information regarding our partial repurchases of the Notes. We also have a Credit Facility, under which we have incurred significant indebtedness, and under which we could borrow additional amounts under that at any time, incurring more debt.

We intend to settle the Notes using a combination of cash on hand and a draw on our Credit Facility, which will increase our interest expense in future periods. Holders of the Notes also have the right to require us to repurchase all or a portion of their Notes upon the occurrence of a fundamental change (as defined in the applicable indenture governing the Notes) at a repurchase price equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest, which could adversely affect our liquidity. Our ability to make required cash payments in connection with conversions of the Notes, to repurchase the Notes in the event of a fundamental change, to repay or refinance the Notes, and/or to make required payments or refinance the Credit Facility at maturity will depend on market conditions and our future performance, which are subject to economic, financial, competitive, and other factors beyond our control. Our debt and related debt service obligations could have negative consequences, including requiring us to dedicate significant cash flow from operations to the payment of principal and interest on our debt, reducing our flexibility in planning for or reacting to changes in our business and market conditions, and exposing us to interest rate risk on variable rate debt.

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

We may issue additional equity securities to raise capital, make acquisitions, or for a variety of other purposes. Additional issuances of our stock may be made pursuant to the exercise or conversion of new or existing convertible debt securities, stock options, or other equity incentive awards. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The amount of dilution due to equity-based compensation of our employees and other additional issuances could be substantial. Further, we may settle a portion of the Notes in shares. We include shares of common stock issuable upon conversion of the Notes in our diluted earnings (loss) per share disclosures to the extent such shares are not anti-dilutive. If we issue common stock or securities for any reason, our common stockholders would experience additional dilution and, as a result, our stock price may decline.

Our stock price may be volatile, which may subject us to a securities class action litigation or could cause shareholders to lose part or all of their investment.

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

In addition, the stock market in general, and the Nasdaq Stock Market and the market for securities of companies in and serving the pharmaceutical, medical and healthcare industries in particular, have experienced substantial price and volume volatility that is often seemingly unrelated to the operating performance of particular companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These broad market fluctuations may cause the trading price of our common stock to decline, regardless of our actual operating performance. Securities class action lawsuits are frequently commenced against companies that experience significant volatility in the market price of their securities. We may become involved in this type of litigation in the future. Any securities litigation claims brought against us could result in substantial expense and the diversion of management’s attention from our business.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance Related to Cybersecurity Risks

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Our Board of Directors has delegated its responsibility for oversight of cybersecurity risks to our Audit Committee. In accordance with its charter, our Audit Committee is responsible for governing management’s review and assessment of our cybersecurity and other information technology risks, controls and procedures. Management's Business Information Services team provides the Audit Committee with quarterly updates on our cybersecurity program, detailing our monitoring and mitigation efforts. Mesa’s Audit Committee has two members with prior work experience overseeing or assessing a cybersecurity function. The Audit Committee informs the full Board of pertinent cybersecurity matters regularly. We have established policies and procedures to keep management and the Audit Committee informed about security incidents that could significantly impact our business.

Our information security program is led by our Information Security Manager, who has over ten years of cybersecurity experience, and who in turn reports to our Vice President of Business Information Services, who has over 25 years of experience in the information technology industry. The Information Security Manager regularly meets with our Business Information Services team, and as applicable, appropriate executives and directors, to review our cybersecurity posture, the broader cybersecurity landscape, any identified cybersecurity incidents, our monitoring of cybersecurity risks through continuous mitigation efforts, and any anticipated enhancements to our policies, procedures and controls.

Cybersecurity Risk Management and Strategy

Our cybersecurity program, guided by industry standards, encompasses processes for the identification, assessment, and management of cybersecurity risks. We carry out regular risk assessments, supported by external vendors, to evaluate our cybersecurity program, pinpoint areas for enhancement and devise strategies to mitigate cybersecurity risks. We perform ongoing security testing and have implemented a vulnerability management process to address identified security risks based on severity. An external vendor provides us with quarterly vulnerability scans, annual penetration tests, security tabletops, and an enterprise-wide annual security assessment to assess and validate our physical, technical, external, and administrative controls. Third parties that access, process, store or transmit our information or that have access to our systems may have and be subject to additional cybersecurity controls.

We maintain cybersecurity policies that articulate Mesa’s expectations and requirements with respect to topics such as acceptable use of technology and data, data privacy, risk management, education and awareness expectations, and event and incident management. Consistent with our position that cybersecurity is the responsibility of every Mesa team member, we regularly educate and share best practices to raise awareness of cybersecurity threats. Every year, associates in applicable job categories are required to take information security and protection training, and we conduct ongoing simulated testing to educate employees on phishing.

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

Item 2. Properties

As of March 31, 2025, we owned two facilities and both are material to our business: one in Lakewood, Colorado and the other in Bozeman, Montana. Both facilities are used for manufacturing and distribution, engineering, research and development, sales and marketing, and administration activities. Two of our four segments use the properties: Sterilization and Disinfection Control and Calibration Solutions. We have fifteen leased facilities used by our Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions divisions. The leased facilities are used for manufacturing, research and development, administration, and all other such business activities. Our material leases relate to a facility used by our Biopharmaceutical Development division in Sweden, a facility used by our Clinical Genomics division in the United States, and facilities in Germany used primarily by our Sterilization and Disinfection Control division.

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

As of March 31, 2025, there were 54 holders of record of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, who hold their shares through banks, brokers or other financial institutions.

During the year ended March 31, 2025, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We made no repurchases of our common stock during the years ended March 31, 2025, March 31, 2024, or March 31, 2023. As of March 31, 2025, 137,514 shares remained available to repurchase pursuant to the repurchase plan.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Set forth below is a line graph comparing, for the period March 31, 2021 through March 31, 2025, the cumulative total shareholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index (b) the S&P Small Cap 600, and (c) a self-selected peer group, comprised of the following companies: Danaher Corp., Repligen Corp., Steris Corp., Utah Medical Products, Inc., Fortive Corp., Merit Medical Systems, Inc., Transcat Inc., Electro-Sensors, Inc., Onto Innovation Inc., Metler-Toledo International Inc., and Illumina, Inc. The graph shows the value on March 31 of each year, assuming an original investment of $100 on March 31, 2020 and reinvestment of cash dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is intended to help investors understand Mesa, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in this Annual Report on Form 10-K. Unless the context requires otherwise, the terms “Mesa,” “Company,” “we,” “its,” and “our” in this Annual Report on Form 10-K refer to Mesa Laboratories, Inc. and its subsidiaries.

This section generally discusses our fiscal years ended March 31, 2025 and March 31, 2024 items and year-to-year comparisons between fiscal year 2025 and fiscal year 2024. Discussions of fiscal year 2023 items and year-to-year comparisons between fiscal year 2024 and fiscal year 2023 that are not included in this report can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the Securities and Exchange Commission on June 28, 2024.

(dollars in thousands, unless otherwise specified)

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

As of March 31, 2025, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Clinical Genomics, Biopharmaceutical Development, and Calibration Solutions. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

Corporate Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. As a business, we commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building, and delivering our products. We serve a broad set of industries, in particular the pharmaceutical, healthcare and medical device industries, in which the safety, quality, and efficacy of products are critical. By delivering the highest quality products possible, we are committed to protecting the communities we serve.

Organic Revenues Growth

Organic revenues growth is driven by the expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, currency exchange rates, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1. We evaluate the need to increase prices at other times of the year in response to changes in regulatory policy, such as the imposition of tariffs, or significant increases in the price of inputs to our products which could result from drastic changes to the macroeconomy.

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

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our existing businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering, and administrative operations. We achieve efficiencies using the four pillars that make up the Mesa Way, which is our customer-centric, lean-based system for continuously improving and operating the manufacturing and administrative aspects of our high-margin, niche businesses. The Mesa Way is focused on: "Measuring What Matters" based on customers' perspective and setting high standards for performance; "Empowering Teams" to improve operationally and exceed customer expectations; "Sustainably Improving" using lean-based tools designed to help us identify and prioritize the best opportunities; and "Always Learning" so that performance continuously improves.

Our gross profit is affected by many factors including our product mix, foreign currency rates, manufacturing efficiencies, costs of products and labor, costs of transporting goods, and price competition. Historically, as we have integrated our acquisitions and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately the mix of revenues will continue to impact our overall gross profit.

Hire, Develop, and Retain Top Talent

At the center of our organization are highly talented people who are capable of taking on new challenges using a team approach. Indeed, it is our exceptionally talented workforce that works together to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

We are a global company with multinational operations. During our fiscal year 2025, approximately 52% of our revenues were earned outside of the United States. We face both opportunities and challenges resulting from our geographic and industry diversity, such as operating in varied economic environments across served geographies, technology changes in served markets, expansion opportunities in high-growth markets, the impacts of foreign currency movements against the U.S. dollar ("USD"), changes in trends and costs of a global labor force, and increasing regulation. Our continued revenues growth will depend on our ability to (i) continue commercial efforts to expand business with new and existing customers, (ii) identify, consummate and integrate acquisitions successfully, and (iii) develop or purchase differentiated products and services. We maintain our profitability by improving the effectiveness of our sales force, by continuing to pursue cost reduction initiatives, and by improving our operating efficiency.

Our revenues increased 11.5% in fiscal year 2025 compared with fiscal year 2024. GKE, which we purchased during the third quarter of fiscal year 2024, contributed $24.8 million of revenues in fiscal year 2025 compared with $9.3 million from the acquisition date in mid-October 2023 through March 31, 2024. Organic revenues increased 4.6% during fiscal year 2025, primarily as a result of organic revenues growth of 19.7% from our Biopharmaceutical Development division, 8.3% from our Calibration Solutions division, and 4.7% from our Sterilization and Disinfection Control division, partially offset by a 10.5% organic revenues decline in our Clinical Genomics division.

Our Biopharmaceutical Development division has particularly benefited from improved capital equipment sales in fiscal year 2025 after being adversely impacted by industry-wide capital investment declines in the biopharmaceutical vertical in fiscal year 2024; hardware and software sales in the division increased 51.2% in fiscal year 2025 compared to fiscal year 2024. In general, we expect that as customers who have purchased equipment over the past 12 months adopt our technology into their businesses, consumables purchases will continue to increase in future periods. Our Clinical Genomics business continued to experience challenges presented by changing global regulatory environments. However, we began to realize benefits from implementing strategic changes in the Clinical Genomics division late in fiscal year 2024, and organic revenues growth increased 1.0% and 3.5% in the third and fourth quarters of fiscal year 2025 compared to prior year periods, respectively, despite continued regulatory challenges.

Gross profit as a percentage of revenues increased one percentage point in fiscal year 2025 versus fiscal year 2024, primarily due to $3.4 million of lower intangible asset amortization expense flowing through cost of revenues as a result of the Clinical Genomics intangible asset impairment loss recorded in the fourth quarter of fiscal year 2024, partially offset by higher performance-based compensation costs related to our financial performance.

Excluding a $274.5 million impairment loss recorded in the fourth quarter of fiscal year 2024, operating expenses increased 3.2% during fiscal year 2025 versus fiscal year 2024. Increases in operating expense were primarily attributable to (i) higher performance-based compensation expenses and higher professional services costs for compliance activities and integration activities related to the GKE acquisition and (ii) twelve months of operating expenses from GKE versus only about five and a half months in the comparable prior year period. These increases were partially offset by $4.8 million lower amortization expense in fiscal year 2025.

We source parts and materials used to produce our products from many different countries and we sell our products globally. In the first quarter of fiscal year 2026, the United States implemented tariffs on imports from most countries, which has prompted retaliatory tariffs on U.S. imports in certain cases. In April 2025, the effective date of certain tariffs was delayed; however, tariffs remain in place on most products imported to the U.S. as well as on products exported from the U.S. into China. The amount of tariffs that will remain in place over the long term is uncertain and is expected to vary by country. While we are seeking ways to minimize the impact of tariffs, if the effective tariffs remain in place, we expect to incur additional costs to source materials, import, and export our products. We may experience decreasing revenues if we are unable to price our products competitively in China, or we may experience declining gross margins if we chose to absorb the costs of tariffs in our own business; these impacts could be material.

A weakening or strengthening of foreign currencies against the USD increases or decreases our reported revenues, gross profit margins, and operating expenses, and impacts the comparability of our results between periods.

Results of Operations

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Year ended March 31,		Year ended March 31,		Year ended March 31,
amounts in thousands, except percentage data	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	$93,418	$75,124	4.7%	1.9%	69.2%	71.0%
Clinical Genomics	47,081	52,588	(10.5%)	(15.6%)	54.5%	51.5%
Biopharmaceutical Development	48,730	40,712	19.7%	(14.3%)	61.4%	62.4%
Calibration Solutions	51,749	47,763	8.3%	6.6%	59.2%	57.7%
Reportable segments	$240,978	$216,187	4.6%	(5.6%)	62.6%	61.6%

(a)

Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Reconciliations" below for further information and for a reconciliation of organic revenues growth to total revenues growth.

Our consolidated results of operations are as follows:

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$240,978	$216,187	$219,080	11.5%	(1.3%)
Gross profit	150,870	133,250	133,693	13.2%	(0.3%)
Operating expense (excluding impairment losses)	134,534	130,792	130,373	2.9%	0.3%
Impairment losses	-	274,533	-	(100.0%)	100.0%
Operating income (loss)	16,336	(272,075)	3,320	106.0%	(8,295.0%)
Net (loss) income	$(1,974)	$(254,246)	$930	99.2%	(27,438.3%)

We cannot accurately predict the impact that tariffs will have on our business in fiscal year 2026. In fiscal year 2025:

●	We recognized $25.3 million of revenues from sales to customers in China, over $18.0 million of which was derived from products exported from the U.S.
●	We recognized $116.6 million of revenues from sales to customers in the United States, over $16.0 million of which was derived from products imported to the U.S. from Sweden.
●	We recognized approximately $56.1 million of revenues from customers in Europe, over $27.0 million of which was derived from products imported to Europe from the U.S.

Our ability to continue to sell products at margins we have historically realized, in light of effective tariffs, will depend on price elasticity, customer demand, continued evolution of tariff rates, and overall market conditions, among other factors.

We purchase a relatively immaterial portion of the materials we use in manufacturing our products from non-domestic sources that would likely be subject to effective or potential future tariffs.

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

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$93,418	$75,124	$64,609	24.4%	16.3%
Gross profit	64,660	53,302	46,520	21.3%	14.6%
Gross profit as a % of revenues	69.2%	71.0%	72.0%	(1.8 pt)	(1.0 pt)

Sterilization and Disinfection Control revenues increased 24.4% for fiscal year 2025 compared to fiscal year 2024. GKE contributed $15.5 million more to revenues and $11.2 million more to gross profit during fiscal year 2025 compared to the partial year of ownership in fiscal year 2024. GKE's gross profit as a percentage of revenues was 66.5% and 57.7% during fiscal year 2025 and 2024, respectively. Excluding $1.2 million of amortization of the non-cash inventory step-up related to the GKE acquisition in each year, the Sterilization and Disinfection Control division's gross profit margin percentage was 70.5% and 72.6% during fiscal year 2025 and 2024, respectively.

Excluding inorganic growth from the GKE acquisition, revenues in the Sterilization and Disinfection control division increased 4.7% and orders increased 6.4% in fiscal year 2025 compared to fiscal year 2024, driven by strong commercial execution. Increased order levels resulted in higher than normal past due backlog at certain times of the year. As of March 31, 2025, the Sterilization and Disinfection Control division's past due backlog was approximately $2.0 million higher compared to March 31, 2024, but has decreased approximately 27% compared to the end of the third quarter of our fiscal year 2025.

Gross profit as a percentage of revenues in the Sterilization and Disinfection Control division declined 1.8 percentage points, primarily as a result of higher expense for performance-based personnel costs and temporary labor costs utilized to increase capacity to decrease our past due backlog.

The Sterilization and Disinfection Control division recorded approximately $7.0 million of product revenues sourced directly from the U.S. into China during fiscal year 2025. We expect to continue sales of Sterilization and Disinfection Control products into China in fiscal year 2026 despite tariff charges; however, given the effective tariffs, we cannot predict whether sales volumes and/or gross profit margins on sales from the U.S. into China will decline compared to fiscal year 2025.

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

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$47,081	$52,588	$62,299	(10.5%)	(15.6%)
Gross profit	25,670	27,078	32,485	(5.2%)	(16.6%)
Gross profit as a % of revenues	54.5%	51.5%	52.1%	3.0 pt	(0.6 pt)

Clinical Genomics revenues decreased 10.5% in fiscal year 2025 compared to fiscal year 2024, largely due to decreased revenues in China, and to a lesser extent lower hardware sales in the United States as a result of increased regulations of new lab-developed tests that were in place for almost all of fiscal year 2025. Restrictions on lab-developed tests that affected this division were vacated by a federal court ruling in March 2025; however, the FDA may appeal this favorable ruling within 60 days of the ruling. China’s government continues to play a significant role in regulating industry development by imposing sector-specific policies and maintaining control over China’s economic growth through monetary policy and the treatment of particular industries.

Gross profit as a percentage of revenues for the Clinical Genomics division increased 3.0 percentage points for fiscal year 2025 compared to fiscal year 2024, primarily due to lower intangibles amortization expense as a result of impairment losses recorded in the fourth quarter of fiscal year 2024. Excluding amortization expense, gross profit as a percentage of revenues would have decreased 3.8 percentage points for fiscal year 2025 compared to fiscal year 2024, attributable to lower margin instrument sales into China, reserves for slow-moving inventory as sales declined, and to a lesser extent, lower revenues on a partially fixed cost base. The lower margin sales of hardware into China reflected a change in our strategy for growth in this division that we expected would drive future consumables sales.  However, until effective tariffs into China moderate significantly, it is unlikely that we will be able to realize increased sales in China.

The Clinical Genomics division recorded over $8.0 million of revenues from sales of goods produced in the U.S. to customers in China in fiscal year 2025, approximately half of which were sales of hardware and software. If effective tariffs remain in place for all of fiscal year 2026, we expect that revenues from sales of Clinical Genomics hardware will decline, however, we expect continued revenues from sales of consumables to existing customers.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biologic therapies, among other applications.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$48,730	$40,712	$47,365	19.7%	(14.0%)
Gross profit	29,913	25,400	30,340	17.8%	(16.3%)
Gross profit as a % of revenues	61.4%	62.4%	64.1%	(1.0 pt)	(1.7 pt)

Biopharmaceutical Development's revenues increased 19.7% for fiscal year 2025 compared to fiscal year 2024, benefitting from increased capital spending in the biopharmaceutical markets. Revenues from hardware and software increased 51.2% and revenues from consumables and services increased 4.9% in fiscal year 2025 compared to fiscal year 2024.

Biopharmaceutical Development's gross profit as a percentage of revenues decreased one percentage point during fiscal year 2025, primarily as a result of higher materials costs, increased expense for performance-based personnel costs and unfavorable product mix. We produce the majority of the Biopharmaceutical Development division's products outside of the United States, and we believe we will be able to increase prices to substantially cover the impact of effective tariffs on these products imported into the U.S.

Over $2.0 million of our Biopharmaceutical Development division’s product revenues were sourced from U.S. subsidiaries and sold into China in fiscal year 2025; effective tariffs are expected to negatively impact future sales and/or the profitability of the sales made to customers in China for this division.

Calibration Solutions

The Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, environmental and process monitoring, gas flow, air quality and torque testing, primarily in medical device manufacturing, pharmaceutical manufacturing, laboratory and hospital environments.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Revenues	$51,749	$47,763	$44,807	8.3%	6.6%
Gross profit	30,637	27,547	24,388	11.2%	13.0%
Gross profit as a % of revenues	59.2%	57.7%	54.4%	1.5 pt	3.3 pt

Calibration Solutions revenues increased 8.3% for fiscal year 2025 compared to fiscal year 2024, primarily due to commercial efforts, particularly in our renal care product lines, and price increases.

The Calibration Solutions division's gross profit as a percentage of revenues increased 1.5 percentage points in fiscal year 2025 compared to fiscal year 2024, primarily due to increased revenues on a partially fixed cost base and product mix, partially offset by increased expense for performance-based personnel costs. Approximately $10.0 million of the Calibration Solution division’s product revenues in fiscal year 2025 were from customers outside of the United States. While we cannot predict the impact effective or potential tariffs will have on the division, we do not expect material impacts to gross profit as a percentage of revenues at this time.

Operating Expense

Excluding fiscal year 2024 impairment losses of $274.5 million, operating expenses for fiscal year 2025 increased 3.2% and were 56.0% and 60.5% of revenues for fiscal years 2025 and 2024, respectively.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Selling expense	$41,683	$38,625	$37,439	7.9%	3.2%
As a percentage of revenues	17.3%	17.9%	17.1%	(0.6 pt)	0.8 pt

Selling expense increased 7.9% for fiscal year 2025, but decreased 0.6 percentage points as a percentage of revenues. The increases in dollar terms are primarily attributable to increased performance-based compensation expense as our financial results improved, and the addition of GKE's selling expenses.

General and Administrative Expense

Labor costs, non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
General and administrative, other than impairment of finite-lived intangible assets and goodwill	$73,333	$72,867	$72,444	0.6%	0.6%
As a percentage of revenues	30.4%	33.7%	33.1%	(3.3 pt)	0.6 pt

General and administrative expenses increased 0.6% for fiscal year 2025 and decreased 3.3 percentage points as a percentage of revenues. Amortization expense decreased $4.8 million, primarily driven by lower intangible asset values from the impairment losses recorded in the fourth quarter of fiscal year 2024, partially offset by a $1.3 million increase in amortization expense from owning GKE's intangibles for the full fiscal year 2025. Excluding amortization expense, for fiscal year 2025, general and administrative costs would have increased 10.2%, primarily as a result of higher expense for performance-based personnel costs, the addition of GKE's administrative operating expenses for a full year in fiscal year 2025 versus a partial year in fiscal year 2024, and professional services costs related to integrating GKE into our enterprise resource planning tool and other compliance efforts.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and third-party consultants.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Research and development expense	$19,518	$19,300	$20,490	1.1%	(5.8%)
As a percentage of revenues	8.1%	8.9%	9.4%	(0.8 pt)	(0.5 pt)

Research and development expenses for fiscal year 2025 increased 1.1% compared to fiscal year 2024, primarily due to higher performance-based compensation expense and the inclusion of GKE's results for a full year of operations. These increases were partially offset by lower salaries expense, which is expected to continue into future periods.

Impairment

Impairment losses were recorded in our Clinical Genomics and Biopharmaceutical Development divisions in fiscal year 2024. The impairment losses were primarily the result of higher weighted average cost of capital, which decreases the fair value of businesses, as well as downward revisions of expected future performance compared to the expectations that existed at the time of our previous quantitative impairment analyses. We did not record any impairment losses in fiscal year 2025; however, certain reporting units remain sensitive to potential future impairment. See Note 6. "Goodwill and Intangible Assets, Net" in Item 8. Financial Statements and Supplementary Data for further information.

Nonoperating Expense, Net

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Interest expense and amortization of debt issuance costs	$11,859	$5,697	$4,770	108.2%	19.4%
(Gain) on extinguishment of convertible senior notes	(2,887)	-	-	N/A	N/A
Other expense (income), net	1,403	(2,124)	(1,061)	(166.1%)	100.2%
Nonoperating expense, net	$10,375	$3,573	3,709	190.4%	(3.7%)

We incurred significantly more interest expense during fiscal year 2025 than in fiscal year 2024 as we refinanced our Credit Facility during the first quarter of fiscal year 2025 in order to repurchase $75.0 million in aggregate principal of our Notes. We had $80.7 million outstanding under our Credit Facility as of March 31, 2025, net of discounts on the Term Loan, compared to $50.5 million outstanding under our Credit Facility as of March 31, 2024. Amounts outstanding under the Credit Facility bear interest at a significantly higher rate than amounts outstanding under the Notes.

The $2.9 million gain on extinguishment of our Notes represents the difference between the cash paid to extinguish a portion of the Notes and their pro-rata carrying value the time of extinguishment in the first quarter of fiscal year 2025.

Income Taxes

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Earnings (loss) before income taxes	$5,961	$(275,648)	$(389)	$281,609	$(275,259)
Income tax expense (benefit)	7,935	(21,402)	(1,319)	29,337	(20,083)
Effective tax rate	133.1%	7.8%	339.1%	125.3 pt	(331.3 pt)

Our effective income tax rate was 133.1% for fiscal year 2025 compared to 7.8% for fiscal year 2024.

The effective tax rate of 133.1% for fiscal year 2025 differed from the statutory federal rate of 21% primarily due to adjustments to the valuation allowance related to our operations in the U.S. and Germany, and varying applicable tax rates in foreign jurisdictions. Our effective income tax rate of 7.8% for fiscal year 2024 differed from the statutory federal rate primarily due to the tax effect from intangible asset impairment losses recorded in the fourth quarter of fiscal year 2024. Please see Note 12. “Income Taxes” within Item 8. Financial Statements and Supplementary Data) for a reconciliation of our income tax provision, including the impact of specific items on our overall effective income tax rate.

Our future effective income tax rate depends on various factors, such as changes in the realizability of deferred tax assets, tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net (Loss) Income

Net (loss) income varies with the changes in revenues, gross profit, and operating expenses. Net (loss) income in fiscal year 2025 reflects, respectively, $19,145, $5,382, and $13,142 of non-cash amortization of intangible assets acquired in a business combination, non-cash depreciation, and non-cash stock-based compensation expense.

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

Adjusted operating income and organic revenues growth should not be considered alternatives to, or more meaningful than, net (loss) income, operating income (loss), reported revenues growth, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of operating income (loss) to adjusted operating income, a non-GAAP measure:

	Year Ended March 31,
amounts in thousands	2025	2024	2023
Operating income (loss)	$16,336	$(272,075)	$3,320
Amortization of intangible assets acquired in a business combination	19,145	27,341	28,821
Depreciation of long-lived assets	5,382	4,233	4,313
Stock-based compensation	13,142	11,936	12,538
Impairment losses on goodwill and finite-lived intangible assets	-	274,533	-
Adjusted operating income (non-GAAP)	$54,005	$45,968	$48,992

The following table sets forth our reconciliation of total revenues growth to organic revenues growth, a non-GAAP measure:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Year ended March 31,		Year ended March 31,		Year ended March 31,
	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	24.4%	16.3%	(19.7%)	(14.4%)	4.7%	1.9%
Clinical Genomics	(10.5%)	(15.6%)	-%	-%	(10.5%)	(15.6%)
Biopharmaceutical Development	19.7%	(14.3%)	-%	-%	19.7%	(14.3%)
Calibration Solutions	8.3%	6.6%	-%	-%	8.3%	6.6%
Total Company	11.5%	(1.3%)	(6.9%)	(4.3%)	4.6%	(5.6%)

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand and cash available from our Credit Facility (See Note 8. "Indebtedness" for a description of the Credit Facility), and potential additional equity and debt offerings. We believe that cash flows from operating activities and potential cash provided by borrowings from our Credit Facility, when necessary, will be sufficient to meet our ongoing short-term and long-term operating requirements, scheduled principal and interest payments on debt, dividend payments, and anticipated capital expenditures. Our Open Market Sale AgreementSM expired in April 2025.

Our more significant uses of resources have historically included acquisitions, payments on debt principal and interest obligations, long-term capital expenditures, and quarterly dividends to shareholders. During fiscal year 2024, we acquired GKE for $87,187, net of cash acquired and financial liabilities assumed and inclusive of working capital adjustments. We paid a holdback of $9,555 related to the acquisition in April 2025.

We had $27.3 million and $28.2 million of cash and cash equivalents as of March 31, 2025 and 2024, respectively. Working capital is the amount by which current assets exceed current liabilities. Our working capital balance was negative as of March 31, 2025 because the balance on our Notes, due August 15, 2025, is due within twelve months of our year end date and is therefore classified as a current liability. We had working capital of $(61.3) million and $65.0 million as of March 31, 2025 and 2024, respectively.

During the first quarter of fiscal year 2025, and in anticipation of settling the Notes, we amended and restated our Credit Facility to:

(i)	Extend the maturity of the Credit Facility to April 2029;
(ii)	Allow proceeds from the Credit Facility to be used to redeem some or all of the Company’s Notes;
(iii)	Add the $75.0 million senior secured Term Loan; and
(iv)	Make certain changes to the financial covenants.

Under the revised Credit Facility, we maintain access to our Revolver, allowing access to up to $125.0 million of borrowings. During fiscal year 2024, we borrowed a total of $71.0 million under the Revolver to fund the majority of the GKE acquisition. As of March 31, 2025, $10.0 million remained outstanding under the Revolver.

We used proceeds of $75.0 million from borrowings under the Term Loan to enter into separate, privately negotiated purchase agreements with a limited number of holders of our Notes. Pursuant to the purchase agreements, we purchased $75.0 million aggregate principal amount of the Notes for an aggregate cash purchase price of approximately $71.3 million. Following these transactions, $97.5 million aggregate principal amount of the Notes remained outstanding and is now classified as current in our Consolidated Balance Sheets.

Using the interest rate and debt balance outstanding effective as of April 30, 2025, we expect to incur cash interest expense within the next twelve months of approximately $10.6 million (adjusted for required future principal payments and expected borrowings to pay off the Notes.

We have $97.5 million principal amount due on the Notes in August 2025. Together with the current portion of our Term Loan, the cash needed for principal debt payments is $101.3  million within the next twelve months. We plan use cash on hand, draws against our Revolver, which had $115.0 million available as of March 31, 2025, and cash generated from operating activities over the next four months to fund the amounts due.

In April 2022, we entered into an Open Market Sale AgreementSM pursuant to which we may issue and sell, from time to time, shares of our common stock with an aggregate value of up to $150.0 million. We did not sell any shares under this agreement, and it expired in April 2025.

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

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share each quarter of the years ended March 31, 2025, 2024, and 2023.

In April 2025, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 16, 2025, to shareholders of record at the close of business on May 30, 2025.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows:

	Year Ended March 31,
	2025	2024	2023
Net cash provided by operating activities	$46,808	$44,133	$27,983
Net cash (used in) investing activities	(4,499)	(81,306)	(9,494)
Net cash (used in) provided by financing activities	(44,509)	32,836	(33,328)

Cash flows from operating activities for the year ended March 31, 2025 provided $46.8 million, an increase of $2.7 million versus the prior year. The increase in cash flows from operating activities for the year ended March 31, 2025 compared to March 31, 2024 was primarily a result of:

●	improved performance, including an increase in operating profits from an increase in revenues of $24.8 million compared to the prior year, partially offset by
●	higher cash spent for commissions, professional services costs, and GKE operating expenses for the full year of 2025 versus a partial year of 2024, and
●	$6.4 million more cash used for interest payments on our debt, as we had higher balances outstanding for a longer period of time during fiscal year 2025.

Cash used in investing activities in fiscal year 2025 primarily resulted from purchases of property, plant and equipment used in our normal operations. In fiscal year 2024, we used $78.7 million to fund the GKE acquisition.

Cash used in financing activities in fiscal year 2025 primarily relates to principal payments of $44.3 million made on our Line of Credit. Additionally, we received proceeds of $73.5 from borrowings under our Line of Credit, which we used to fund a $71.6 million repurchase of our Notes. In fiscal year 2024, we drew $71.0 million against our line of credit to partially fund the purchase of GKE, and we repaid $33.5 million during the year.

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

Goodwill Impairment Testing

We test goodwill for impairment on an annual basis as of January 1st each year, or more frequently if events and circumstances indicate it is more likely than not that the fair value of a given goodwill reporting unit is less than its carrying value. Events that would indicate impairment and trigger interim impairment tests include, but are not limited to: adverse current or expected economic, market, or industry-specific conditions, including a decline in our market capitalization; adverse changes or expected changes in business climate or in the operational performance of the business; adverse changes in legal factors; and adverse actions or assessments by a regulator. We monitor for indications of impairment throughout the year and perform qualitative and quantitative impairment tests as necessary based on quarterly preliminary assessments of our performance and any challenging circumstances and events.

In fiscal year 2025 we elected to perform quantitative impairment tests over all five of our reporting units in conjunction with our annual impairment testing date. We estimated the fair values of our reporting units primarily using a discounted cash flow approach, supplemented by market multiple models. Our fair value measurements required the use of significant Level 3 inputs, including but not limited to: discount rates, forecasted results including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, operating expenses, the identification of comparable public entities, and applied market multiples. We estimated such inputs using internal expectations of future performance based on our historical experience, available financial data such as backlog and customer orders, and analyses over relevant facts and circumstances that have bearing on our assumptions, leveraging expert input where applicable. There are inherent uncertainties related to valuation assumptions, and in management’s judgment in applying them. Our assumptions and inputs are forward-looking, and could differ from actual future facts and conditions. Different assumptions from those used in our analyses could materially affect projected cash flows and our evaluation of the fair values of our reporting units. The Company engages third-party valuation specialists to aid in calculating fair value estimates.

As a result of our fiscal 2025 impairment testing, we concluded that in all instances, the fair values of our reporting units exceeded their carrying values, and no impairment losses have been incurred or recorded in fiscal year 2025.

In addition to our annual impairment testing, as of March 31, 2025, we performed our regular quarterly review of potential indicators of impairment, and we performed certain sensitivity tests (including certain lookback analyses with probability-weighted adjustments to future performance outcomes) to ensure that changes in facts, circumstances and expectations did not indicate that it was more likely than not that any of our goodwill reporting units was impaired as of March 31, 2025. We concluded that, based on information known or reasonably knowable as of March 31, 2025, our reporting units more-likely-than-not remained unimpaired. However, Clinical Genomics and Peptides (a reporting unit within our Biopharmaceutical Development division) are sensitive to significant changes in assumptions and have a heightened risk of future impairment losses if actual results differ significantly from our estimates, including if significant changes to performance expectations, market factors, increases in the weighted average cost of capital, or changes in other unobservable and uncertain Level 3 inputs used to estimate the reporting units' fair values occur. Further, subsequent to March 31, 2025, escalating global trade tensions resulted in tariffs that could adversely impact our total revenues and/or the profitability of sales we make into China. We are evaluating the significance of these tariffs to our reporting units, and whether the tariffs represent a triggering event sufficient to require additional quantitative impairment testing of our goodwill and other long-lived assets in the first quarter of our fiscal year 2026. Depending on the persistence and magnitude of the tariffs imposed subsequent to our March 31, 2025 reporting period, and other factors, it is reasonably possible we will incur impairment losses with respect to the Clinical Genomics and Peptides reporting units in the future. The fair values of Clinical Genomics and Peptides exceeded their carrying values by approximately 40% and 20%, respectively, as of our January 1, 2025 annual impairment testing date. The carrying values of goodwill and other intangible assets associated with our Clinical Genomics reporting unit were $16.9 million and $9.3 million, respectively as of March 31, 2025. The carrying values of goodwill and other intangible assets associated with our Peptides reporting unit were $13.7 million and $0.9 million, respectively, as of March 31, 2025.

Stock-based Compensation

We recognize compensation expense for equity awards on a straight-line basis over the vesting period based upon 1) the fair value of the awards at grant date, and 2) the number of awards that are ultimately expected to vest; accordingly, such compensation expense is adjusted by an amount of estimated forfeitures. Further, we recognize and adjust compensation expense for awards that vest based on performance conditions by estimating the probability that applicable performance thresholds will be achieved in the future. The fair value of our market-based awards at grant date is assessed by a knowledgeable third-party using a Monte Carlo simulation, and requires the use of estimation. Our estimates of forfeiture rates, the probability of achieving performance goals, and the fair value of awards with market conditions each require judgment and, to the extent actual results or updated estimates of forfeiture rates or performance achievement differ from our current estimates, a cumulative adjustment to stock-based compensation expense may be recorded in periods in which estimates are revised.

Income Taxes, Valuation of Deferred Taxes

Our provision for income taxes requires the use of estimates in determining deferred tax items and related valuation allowances based on management’s interpretation and application of complex tax laws and accounting guidance. We establish allowances for uncertain tax positions for material, known tax exposures relating to deductions, transactions and other matters involving uncertainty as to the measurement and recognition of the item. While we believe that our allowances are adequate, issues raised by a tax authority may be finally resolved at an amount different than the related reserve and it is reasonably possible that our income tax provision in the current and/or future periods could materially increase or decrease.

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

On a consolidated basis, at March 31, 2025, we had contractual obligations for open purchase orders of approximately $14,300 for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year. See "Liquidity and Capital Resources" for information related to future required debt payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2024, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2024, filed with the Securities and Exchange Commission on June 28, 2024.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have no derivative instruments and minimal exposure to commodity market risks.

Foreign Currency Exchange Rates

We face exchange rate risk from transactions with customers in countries outside the United States and from intercompany transactions between affiliates. Transactional exchange rate risk arises from the purchase and sale of goods and services in currencies other than our functional currency or the functional currency of the applicable subsidiary. We also face translational exchange rate risk related to the translation of financial statements of our foreign operations into U.S. dollars, our functional currency. Costs incurred and sales recorded by subsidiaries operating outside of the United States are translated into U.S. dollars using exchange rates effective during the respective period. As a result, we are exposed to movements in the exchange rates of various currencies against the U.S. dollar. Our Biopharmaceutical Development division is particularly susceptible to currency exposures since it incurs a substantial portion of its expenses in Swedish Krona, while most of its revenue contracts are in U.S. dollars and euros. Therefore, when the Swedish Krona strengthens or weakens against the U.S. dollar, operating profits are increased or decreased, respectively. The effect of a change in currency exchange rates on our international subsidiaries' assets and liabilities is reflected in the accumulated other comprehensive income component of stockholders’ equity.

A hypothetical 10 percent change in currency exchange rates compared to the U.S. dollar (U.S. dollar strengthening) would have resulted in an approximate estimated $2,000 increase in net loss over a one-year period. Actual changes in market prices or rates will likely differ from hypothetical changes.

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate, plus an applicable spread. Based on our interest rates and balances outstanding as of the date of this filing, adjusted for future required principal payments and expected new borrowings under our Credit Facility to repay our Notes, we estimate that if interest rates increased 1 percentage point, we would incur approximately $1,500 of additional cash interest expense per year than we would if current rates remain unchanged.

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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Mesa Laboratories, Inc.

Opinion on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Mesa Laboratories, Inc. (and subsidiaries) (the “Company”) as of March 31, 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the year ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2025, and the consolidated results of its operations and its cash flows for the year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the (consolidated) financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of the Reporting Units for Goodwill Impairment Assessment

As described in Note 6 to the consolidated financial statements, the Company’s consolidated goodwill balance was $181.8 million as of March 31, 2025. The Company performs an annual impairment test for goodwill as of January 1 of each year, or more frequently if facts or circumstances indicate it is more-likely-than not that a reporting unit may be impaired. The Company first has the option to perform a qualitative assessment to determine whether it is more-likely-than-not that the fair value of the reporting unit is less than the carrying amount, or to bypass the qualitative assessment and perform a quantitative assessment. As of January 1, 2025, the Company elected to bypass the qualitative assessment and perform a quantitative assessment where the Company determined the fair value of each reporting unit and compared the fair value to the reporting unit’s carrying amount. The Company estimates the fair value of each reporting unit based on a combination of an income approach, that utilizes discounted cash flows specific to each reporting unit, and a market approach, that considers guideline public company market multiples.

We identified auditing the Company’s estimates of the fair value of each reporting unit for purposes of its goodwill impairment assessment as a critical audit matter. The performance of audit procedures related to management's estimates of the fair value of each reporting unit required extensive audit effort, including the use of our valuation specialists with specialized skill and knowledge pertaining to valuation techniques. Additionally, the evaluation of the audit evidence for the more significant assumptions required especially challenging and subjective auditor judgement.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the Company's goodwill impairment assessments included the following, among others:

●	Testing the Company’s process used to develop the estimates.
●	Evaluating the appropriateness of the methodologies used, and evaluating the relative weight assigned to the various methodologies used in the analysis.
●	Evaluating the significant assumptions used, including the reasonableness of:
●	management’s forecast of future revenues and gross margins by comparing the future revenue growth rates and gross margins to historical company data and evaluating consistency with external market and industry data.
●	management’s selection of comparable entities.
●	management’s selection of the discount rate and market multiples of comparable companies by comparing the underlying source information to publicly available market data.
●	Testing the completeness, accuracy, and reliability of underlying data used in the Company’s analysis.
●	Utilizing our valuation professionals with specialized skill and knowledge to assist in evaluating the methodologies used and the reasonableness of certain significant assumptions.

/s/ Moss Adams LLP

We have served as the Company’s auditor since 2024.

Los Angeles, California

May 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Mesa Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Mesa Laboratories, Inc. (the Company) as of March 31, 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for the year ended March 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024, and the results of its operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company's auditor from 2023 to 2024.

Los Angeles, California

June 28, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Mesa Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive (loss), stockholders' equity, and cash flows of Mesa Laboratories, Inc. (the “Company”) for the year ended March 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of the Company's operations and its cash flows for the year ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Denver, Colorado

May 30, 2023

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	March 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$27,321	$28,214
Accounts receivable, less allowances for credit losses of $1,186 and $1,321, respectively	41,970	39,055
Inventories	25,365	32,675
Prepaid expenses and other	8,029	9,408
Total current assets	102,685	109,352
Noncurrent assets
Property, plant and equipment, net	32,333	31,766
Deferred tax asset	1,371	1,292
Other assets	18,324	10,538
Customer relationships, net	72,880	85,383
Other intangibles, net	23,995	28,369
Goodwill	181,760	180,096
Total assets	$433,348	$446,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$5,747	$6,041
Accrued payroll and benefits	17,858	9,935
Unearned revenues	14,710	15,478
Other accrued expenses	24,601	12,858
Term loan, current portion	3,750	-
Convertible senior notes, current portion, net of debt issuance costs	97,297	-
Total current liabilities	163,963	44,312
Noncurrent liabilities
Deferred tax liability	20,181	19,780
Other noncurrent liabilities	12,472	15,613
Term loan, noncurrent portion, net of debt issuance costs	66,902	-
Revolving line of credit	10,000	50,500
Convertible senior notes, noncurrent portion, net of debt issuance costs	-	171,198
Total liabilities	273,518	301,403
Stockholders’ equity
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,455,421 and 5,394,491 shares, respectively	358,541	343,642
(Accumulated deficit)	(188,936)	(183,494)
Accumulated other comprehensive (loss)	(9,775)	(14,755)
Total stockholders’ equity	159,830	145,393
Total liabilities and stockholders’ equity	$433,348	$446,796

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended March 31,
	2025	2024	2023

Revenues
Product	$198,395	$176,796	$180,520
Service	42,583	39,391	38,560
Total revenues	240,978	216,187	219,080
Cost of revenues
Cost of products	60,441	57,200	60,937
Cost of services	29,667	25,737	24,450
Total cost of revenues	90,108	82,937	85,387
Gross profit	150,870	133,250	133,693
Operating expense
Selling	41,683	38,625	37,439
General and administrative, other than impairment of finite-lived intangible assets and goodwill	73,333	72,867	72,444
Research and development	19,518	19,300	20,490
Impairment of finite-lived intangible assets	-	117,641	-
Impairment of goodwill	-	156,892	-
Total operating expense	134,534	405,325	130,373
Operating income (loss)	16,336	(272,075)	3,320
Nonoperating expense (income)
Interest expense and amortization of debt issuance costs	11,859	5,697	4,770
Gain on extinguishment of convertible senior notes	(2,887)	-	-
Other expense (income), net	1,403	(2,124)	(1,061)
Total nonoperating expense, net	10,375	3,573	3,709
Earnings (loss) before income taxes	5,961	(275,648)	(389)
Income tax expense (benefit)	7,935	(21,402)	(1,319)
Net (loss) income	$(1,974)	$(254,246)	$930

Net (loss) earnings per share
Basic	$(0.36)	$(47.20)	$0.17
Diluted	$(0.36)	$(47.20)	$0.17

Weighted-average common shares outstanding
Basic	5,421	5,386	5,321
Diluted	5,421	5,386	5,361

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended March 31,
	2025	2024	2023

Net (loss) income	$(1,974)	$(254,246)	$930
Other comprehensive income (loss)
Foreign currency translation adjustments	4,980	(1,960)	(16,461)
Comprehensive income (loss)	$3,006	$(256,206)	$(15,531)

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2022	5,265,627	$313,460	$76,675	$3,666	$393,801
Vesting of restricted stock units and exercise of stock options	108,737	6,997	-	-	6,997
Tax withholding on restricted stock units	(4,898)	(919)	-	-	(919)
Dividends paid, $0.64 per share	-	-	(3,406)	-	(3,406)
Stock-based compensation expense	-	12,538	-	-	12,538
Foreign currency translation	-	-	-	(16,461)	(16,461)
Net income	-	-	930	-	930
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Vesting of restricted stock units and exercise of stock options	30,418	358	-	-	358
Tax withholding on restricted stock units	(5,393)	(728)	-	-	(728)
Dividends paid, $0.64 per share	-	-	(3,447)	-	(3,447)
Stock-based compensation expense	-	11,936	-	-	11,936
Foreign currency translation	-	-	-	(1,960)	(1,960)
Net (loss)	-	-	(254,246)	-	(254,246)
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Vesting of restricted stock units and exercise of stock options	69,526	2,644	-	-	2,644
Tax withholding on restricted stock units	(8,596)	(887)	-	-	(887)
Dividends paid, $0.64 per share	-	-	(3,468)	-	(3,468)
Stock-based compensation expense	-	13,142	-	-	13,142
Foreign currency translation	-	-	-	4,980	4,980
Net (loss)	-	-	(1,974)	-	(1,974)
March 31, 2025	5,455,421	$358,541	$(188,936)	$(9,775)	$159,830

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(1,974)	$(254,246)	$930
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property, plant and equipment	5,382	4,233	4,313
Amortization of acquisition-related intangibles	19,145	27,341	28,821
Stock-based compensation expense	13,142	11,936	12,538
Amortization of step-up in inventory basis	1,232	1,229	-
Gain on extinguishment of convertible senior notes	(2,887)	-	-
Non-cash interest expense and debt issuance cost amortization	990	926	907
Deferred taxes	(72)	(28,421)	(3,494)
Impairment loss on goodwill and finite-lived intangible assets	-	274,533	-
Other	4,946	629	1,080
Cash from changes in operating assets and liabilities:
Accounts receivable, net	(2,925)	4,940	(2,121)
Inventories	1,153	2,563	(10,182)
Prepaid expenses and other assets, pending taxes	498	211	(510)
Accounts payable	(388)	(97)	(1,545)
Accrued liabilities and taxes payable, pending taxes	9,504	(1,236)	(3,360)
Unearned revenues	(938)	(408)	606
Net cash provided by operating activities	46,808	44,133	27,983
Cash flows from investing activities:
Acquisition of customer lists	(250)	-	-
Acquisition of businesses, net of cash acquired and holdback liabilities	-	(78,739)	(4,950)
Purchases of property, plant and equipment	(4,249)	(2,567)	(4,544)
Net cash (used in) investing activities	(4,499)	(81,306)	(9,494)
Cash flows from financing activities:
Proceeds from Credit Facility borrowings	73,465	71,000	-
Repayment of debt	(44,251)	(33,500)	(36,000)
Repurchase of convertible senior notes	(71,560)	-	-
Dividends paid	(3,468)	(3,447)	(3,406)
Proceeds from the exercise of stock options	2,644	358	6,997
Payment of tax withholding obligation on vesting of restricted stock	(887)	(728)	(919)
Other financing, net	(452)	(847)	-
Net cash (used in) provided by financing activities	(44,509)	32,836	(33,328)
Effect of exchange rate changes on cash and cash equivalents	1,307	(359)	(1,597)
Net (decrease) in cash and cash equivalents	(893)	(4,696)	(16,436)
Cash and cash equivalents at beginning of period	28,214	32,910	49,346
Cash and cash equivalents at end of period	$27,321	$28,214	$32,910

Cash paid for:
Income taxes	$5,731	$4,591	$1,356
Interest	$11,077	$4,648	$3,485

Supplemental non-cash activity:
New acquisition-related consideration held back against potential indemnification losses	$-	$8,448	$-
Contingent consideration from new acquisitions	$-	$-	$1,190

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

As of  March 31, 2025, we managed our operations in four reportable segments, or divisions:

●

Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the medical device, pharmaceutical and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries.

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

●	Biopharmaceutical Development - develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development, and manufacture of biologic therapies, among other applications.

●

Calibration Solutions - develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, environmental and process monitoring, gas flow, air quality and torque testing.

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

Summary of Significant Accounting Policies

Foreign Currency

Exchange rate adjustments resulting from foreign currency transactions are recognized in net (loss) earnings, whereas effects resulting from the translation of financial statements are reflected as a component of accumulated other comprehensive income within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with a functional currency other than the U.S. dollar are translated into U.S. dollars at period end exchange rates, and revenue and expense accounts are translated at weighted average period rates.

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

Most assets and liabilities purchased in business acquisitions are measured, recognized and disclosed at fair value in the Consolidated Financial Statements on a non-recurring basis upon acquisition, or as necessary during the measurement period. Additionally, assets such as property and equipment, operating lease assets, and goodwill and other intangible assets are measured and presented at fair value on a nonrecurring basis if determined to be impaired. Such fair value measurements require the use of Level 3 inputs. Our current liabilities generally approximate their fair values.

Revenue Recognition

Our revenues come from product sales, which include consumables and hardware, and services, which include discrete and ongoing maintenance, calibration, and testing services. Revenues are recognized when or as we satisfy our performance obligations under the terms of a contract, which occurs when control of the promised products or services transfers to a customer. We recognize the amount of consideration we expect to receive in exchange for transferring products or services to our customers (the transaction price) as revenue. For our revenue contracts, prices are fixed at the time of purchase and no price protections or variables are typically offered. The significant majority of our revenues and related receivables are generated from contracts with customers that are 12 months or less in duration.

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

Purchase orders or formal contracts typically provide evidence of the existence and key terms of arrangements with customers with respect to sales of our products and services.

Collectability is reasonably assured through our customer review process, and payment is typically due within 60 days or less.

We expense commission costs (typically our only significant incremental cost to obtain a contract) as incurred. The substantial majority of our contracts have original durations of one year or less, and we have elected not to disclose the expected timing or allocated transaction prices of future performance obligations such as obligations to perform maintenance and repair services. Additionally, we have elected to not assess whether a significant financing component exists when the period between when we fulfill our performance obligation and when the customer remits payment is one year or less. None of our contracts contained significant financing components as of or for the fiscal years ended  March 31, 2025 or 2024.

Contracts with customers may contain multiple obligations. For such arrangements, the transaction price is allocated to each obligation based on the estimated relative standalone selling prices of the promised products or services underlying each obligation. Standalone selling prices are the price at which the product or service would be sold separately. If the standalone selling price is not observable through past transactions, we estimate the standalone selling price considering available information such as market conditions and internally approved pricing guidelines. In limited circumstances, for obligations with highly variable or unobservable standalone selling prices, we may assign standalone prices to obligations based on the residual transaction price after all observable standalone selling prices have been determined. Discounts may be approved at the time of purchase and are included within a contract’s fixed transaction price. Discounts are typically allocated to obligations included in the contract based on the standalone values of such obligations. All expected and actual consideration from customers is included in the transaction price.

Shipping and Handling

Payments made by customers to us for shipping and handling costs are included in revenues in our Consolidated Statements of Operations, and our expenses are included in cost of revenues. We account for shipping and handling costs arising from contracts with customers as fulfillment costs. Shipping and handling for inventory and materials we purchase is included as a component of inventory on the Consolidated Balance Sheets, and is expensed to cost of revenues when products are sold.

Unearned Revenues

Certain of our products may be sold with associated service contracts whereby we must provide repairs, technical support, parts, and various analytical or maintenance services over a period of time. In the event these contracts are paid in advance by the customer, the associated amounts are recorded as unearned revenue liabilities and are recognized to revenue ratably over the term of the service period, generally one year. Prepayments from customers with respect to other products and services are likewise recorded as unearned revenue liabilities and are recognized to revenue when earned.

Accrued Warranty Expense

We typically provide assurance-type limited product warranties on our products and, accordingly, accrue for estimates of related warranty expenses.

Accounts Receivable and Allowance for Credit Losses

All trade accounts receivable are reported at net realizable value on the accompanying Consolidated Balance Sheets, adjusted for any write-offs and net of allowances for credit losses. Allowances for credit losses represent our best estimate and current expectation of future credit losses from trade accounts receivable. We estimate credit losses based on historical information, current and expected future economic and market conditions, and reviews of the current status of customers’ trade accounts receivable. In circumstances in which we become aware of a specific customer’s inability to meet its financial obligations, a specific reserve is recorded against amounts due to reduce the recognized receivable to the amount reasonably expected to be collected. To mitigate credit risk, we consider the creditworthiness of new and existing customers, establish credit limits, and regularly review outstanding balances and payment histories. We may require pre-payments from customers under certain circumstances and may limit future purchases until payments are made on past due amounts.

We do not believe our trade accounts receivable represent significant concentrations of credit risk due to our diversified portfolio of individual customers and geographical areas.

Differences may arise between estimated and actual losses, which could materially affect the provision for credit losses and, therefore, net (loss) earnings. We recorded $218, $790, and $736 of expense associated with credit losses for the years ended March 31, 2025, 2024, and 2023, respectively.

Cash Equivalents

We classify any highly liquid investments with maturities of three months or less at the date of purchase as cash equivalents; no cash equivalents are included on our Consolidated Balance Sheets as of March 31, 2025 or 2024.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventory is recorded to cost of products upon sale using a weighted average costing methodology. Inventories purchased as part of a business combination are recorded at fair value. Our work-in-process and finished goods inventories include the costs of raw materials, labor and overhead, which are estimated based on trailing twelve months of expense and standard labor hours for each product. We evaluate labor and overhead costs annually unless specific circumstances necessitate a mid-year evaluation for specific items.

We monitor inventory costs relative to selling prices and perform physical cycle count procedures on inventories throughout the year to determine if a lower of cost or net realizable value reserve is necessary. We estimate and maintain an inventory reserve as needed for such matters as excess or obsolete inventory, shrinkage and scrap. This reserve may fluctuate as our assumptions change due to new information, discrete events, or changes in our business such as entering new markets or discontinuing a specific product; however, once inventory is written down, a new cost basis is established that is not subsequently written back up in future fiscal years.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation, except for assets acquired in business acquisitions, which are recorded at fair value. Expenditures for major renewals and improvements that extend the life of the asset are capitalized, while expenditures for minor replacements, maintenance and repairs are expensed as incurred.

Depreciation is calculated using the straight-line method over our assets’ estimated useful lives. Upon asset retirement or disposal, accounts are relieved of cost and accumulated depreciation, and any related gain or loss is reflected in our results of operations. In some cases, particularly with respect to business consolidation or closure activities, impairment losses or accelerated depreciation may be recorded to reflect revised remaining useful lives of assets designated to be abandoned in the future.

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

Land is not depreciated. Construction in progress is not depreciated until placed in service, at which time it is assigned a useful life consistent with the nature of the asset.

Leases

We determine whether contractual arrangements contain a lease at the inception of the arrangement. If a lease is identified, we determine whether the lease should be classified as a finance or operating lease; we did not have any finance leases during any fiscal years presented herein. Our operating leases have remaining terms of between three months and eleven years as of March 31, 2025.

A contract is a lease or contains one when (1) the contract contains an explicitly or implicitly identified asset and (2) the customer obtains substantially all of the economic benefits from the use of that underlying asset and directs how and for what purpose the asset is used during the term of the contract in exchange for consideration. We have elected to account for non-lease components of our lease contracts together with the lease components to which they relate for our operating leases. Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at the lease commencement date. We do not capitalize assets or liabilities for leases with original durations of less than 12 months, and our short-term leases are not material. Operating lease liabilities represent the present value of fixed lease payments not yet paid. ROU assets represent our right to use an underlying asset and are based upon the related operating lease liability, adjusted for prepayments made prior to commencement, any initial direct costs incurred, and other applicable items. Adjustments to ROU assets would also be made for prepaid variable lease payments or impairment losses, if necessary. When readily determinable, the discount rate used to calculate the lease liability is the rate implicit in the lease, otherwise we use our incremental borrowing rate based on the information available at lease commencement. When we acquire a business, we generally retain the acquiree's classification of its leases, and we evaluate ROU assets and liabilities in accordance with ASC 842.

Our leases typically contain rent escalations over the lease term. We recognize expense for these leases on a straight-line basis over the lease term. Lease expense is recorded in cost of revenues or selling, general and administrative, or research and development expense in our Consolidated Statements of Operations, depending on the nature of use of the underlying asset. Many of our leases include one or more renewal or termination options exercisable at our discretion, which are included in the initial determination of the lease term if we are reasonably certain to exercise the option. Renewal terms typically allow us to extend lease terms between one and three years. We have also entered into lease agreements that have variable payments related to certain indexes, and other variable payments based on, for example, a pro-rata portion of actual maintenance costs incurred by the lessor. Variable lease payments are recognized in the period in which those payments are incurred as lease costs.

Intangible Assets, Impairment Testing

Our goodwill and other intangible assets result from acquisitions of businesses. Intangible assets affect the amount of future amortization expense and possible impairment losses we may incur.

We amortize intangible assets with finite lives (generally ranging from three to fifteen years), using the straight-line method over the asset's useful life. We determine the useful lives of finite intangible assets based on the specific facts and circumstances related to each asset, and we evaluate the appropriateness of assigned useful lives at least annually. Changes to remaining useful lives, if necessary, are accounted for prospectively. Factors we consider when determining useful lives include the contractual term of any agreement related to the asset, the historical performance of the asset, our long-term strategy for using the asset, any laws or other local regulations which could impact the useful life of the asset, and economic factors such as competition or specific market conditions. Amortization expense is recorded within cost of revenues or general and administrative expense in the Consolidated Statements of Operations.

Impairment assessments related to finite-lived intangibles are conducted if events or conditions indicate that the carrying value of an asset or asset group may not be recoverable. Events or conditions indicating potential impairment include but are not limited to changes in the competitive landscape, changes in the extent or manner in which we intend to use the assets, any internal decisions to pursue new or different technology strategies, losses of significant customers, or significant changes in business performance or in the markets and industries we serve, including adverse changes in the prices paid for our products or changes in the size of the markets for our products, or changes in the regulatory or macroeconomic environment that are likely to materially impact our future cash flows. If impairment indicators are present, we determine whether the carrying value of the underlying intangible asset or asset group is recoverable through analyses of undiscounted estimated future cash flows. If the asset or asset group is not found to be recoverable, we estimate the asset's fair value using Level 3 inputs and discounted cash flow models, and we recognize impairment losses as necessary.

Goodwill is not subject to amortization. We test goodwill for impairment as of January 1st each year, or more frequently if events and circumstances indicate it is more likely than not that the fair value of a given goodwill reporting unit is less than its carrying value. Events that could indicate impairment and that would trigger interim impairment testing include but are not limited to: adverse current or expected economic, market, or industry-specific conditions, including a sustained decline in our market capitalization; sustained adverse changes or expected changes in business climate or in the operational performance of the business; adverse changes in legal factors; and adverse actions or assessments by a regulator. We monitor for indications of impairment throughout the year and perform qualitative and quantitative impairment tests as necessary based on quarterly assessments of our performance. Our annual impairment tests may begin with a qualitative assessment, and further quantitative assessments are performed i) if we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, ii) at least every five years, or iii) if we otherwise elect to perform quantitative tests, as we did in fiscal year 2025.

The fair value measurements used in testing intangible assets for impairment are typically based on discounted cash flow projection and market multiple models, using Level 3 inputs. See “Fair Value Measurements” for a description of input levels. Significant assumptions include, among others, discount rates, forecasted results including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, cost inputs, terminal growth rates, cash flows, customer attrition rates (for customer relationships), royalty rates and technology obsolescence rates (for patents and other intellectual property), the identification of comparable public entities, and applied market multiples. In certain cases, management uses other market information when available to estimate fair value. Impairment losses are recognized through earnings and represent excess carrying value over estimated fair value. We do not believe our goodwill and other intangible assets were impaired as of March 31, 2025. We recorded impairment losses of $156,892 and $117,641 related to goodwill and long-lived intangible assets, respectively, during our prior fiscal year.

Research & Development Costs

We conduct research and development activities for the purpose of developing new products and enhancing the functionality, effectiveness, reliability, and accuracy of existing products. Research and development costs are expensed as incurred. Research and development expense is predominantly comprised of labor and third-party consultant costs, as well as materials for projects, but we may from time to time purchase in-process research and development with the intention of developing a saleable product.

Convertible Debt

Our convertible 1.375% Convertible Senior Notes due 2025 (the "Notes") do not have material embedded derivatives and are recorded as current liabilities in our Consolidated Balance Sheets as of March 31, 2025 as they will mature within one year of March 31, 2025. We may settle the Notes in shares of common stock or in cash. We apply the if-converted method to calculate the potentially dilutive impact of the Notes on net (loss) earnings per share. Debt issuance costs are amortized through interest expense to bring the carrying value of the Notes to face using the effective interest method over the life of the indenture governing the Notes.

Stock-based Compensation

We issue shares in the form of full-value awards, and in the past we have issued stock options (collectively, "stock awards"), as part of employee and non-employee director compensation pursuant the Amended and Restated Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"). Some shares are fully vested and remain outstanding under our Mesa Laboratories, Inc. 2014 Equity Plan (the "2014 Equity Plan").

The Equity Plans are administered by the Compensation Committee of the Board of Directors, which has the authority to grant equity awards, or to delegate its authority under the plan to make grants (subject to certain legal and regulatory restrictions), including the authority to determine the individuals to whom awards will be granted, the type and timing of awards to be granted, the number of shares to be covered by each award, vesting schedules and all other terms and conditions of the awards.

For purposes of counting the shares remaining under the 2021 Equity Plan, each share underlying a full value award or stock option counts as one share used. We issue new shares of common stock upon the vesting of time-based restricted stock units ("RSUs") and performance-based RSUs ("PSUs"), and upon exercise of stock options.

Time-based stock awards and stock options generally vest in equal installments on the first, second and third anniversaries of the grant date, and stock options generally expire after six years. Awards granted to non-employee directors generally vest one year from the grant date. We recognize stock-based compensation expense based on the fair value of stock awards at grant date and recognize the expense over the related service period using a straight-line vesting expense schedule.

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

Expense for PSUs is recognized, net of estimated forfeitures, using a straight-line vesting schedule when it is probable that performance goals will be achieved. Performance goals are determined by the Board of Directors and may include measures such as revenues growth and profitability targets. A portion of the PSUs include a total shareholder return "TSR" market condition, which compares Mesa's share price to a peer group over a three year period. The TSR is applied to applicable PSU grants as either a stand alone performance measure or as a modifier that adjusts the quantity of shares earned for company performance up or down by a maximum of 20%. Compensation expense on stock awards subject to market or performance conditions is recognized over the longer of the performance goal attainment period or time-vesting period. At each reporting period, we estimate the number of PSUs expected to vest based on our current estimate of probable achievement compared to the target metrics in the award documents, and if necessary, a cumulative-effect adjustment is recorded.

The grant date fair value of the PSUs with market conditions is determined using the Monte Carlo simulation valuation model which uses Level 3 inputs.

The fair value of RSUs and performance-based RSUs without a market condition are based on the closing price of Mesa's common stock on the award date, less the present value of expected dividends not received during the vesting period. RSUs we issue are equivalent to nonvested shares under applicable accounting guidance.

The fair value of granted stock options is estimated on the grant date using the Black-Scholes option pricing model. The assumptions used to calculate the fair value of granted options reflect market conditions and our historical experience. The expected life of options represents the estimated period of time until exercise and is based on historical experience of similar awards for similar subsets of our employee population, giving consideration to the contractual terms, vesting schedules, and expectations of future employee behavior. Expected stock price volatility is based on the historical volatility of our own stock price over the period of time commensurate with the expected life of the award. The risk-free rate is based on the United States Treasury yield curve in effect at the time of grant nearest to the estimated life of the stock option. The dividend yield assumption is based on our anticipated cash dividend payouts. To date, we have identified no instances in which an adjustment to our observable market price would be required compared to the closing price of Mesa's common stock on the award date as an input to our fair value calculations. No stock options were awarded in fiscal year 2025.

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty, such as acquisitions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish allowances for uncertain tax income positions unless we determine it is not more likely than not that such positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not of being sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not of being sustained. We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision of any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of general administrative expense. (See Note 12. “Income Taxes”).

Net (Loss) Earnings Per Share

Basic net (loss) earnings per share (“EPS”) is computed by dividing net (loss) income by the weighted-average number of common shares outstanding during the reporting period. Diluted (loss) earnings per share (“diluted EPS”) is computed similarly to basic EPS, except it includes the effects of potential dilution that could occur if dilutive securities vested, were exercised, or were converted. Potentially dilutive securities include stock options, RSUs and PSUs, as well as common shares underlying the Notes. Potentially dilutive securities are excluded from the calculation of diluted EPS in the event they are subject to performance conditions that have not yet been achieved as of the reporting date or if they would otherwise be antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a net loss; in such cases the inclusion of the potential common shares would have an antidilutive effect. See Note 10. “Net (Loss) Earnings per Share” for EPS calculations for the years ended March 31, 2025, 2024 and 2023.

Acquisition Related Contingent Liabilities

Acquisition related contingent liabilities consist of estimated amounts due under various acquisition agreements and may be based on revenues growth, specified profitability growth metrics, or the attainment of milestones such as patent approvals. At each reporting period, we evaluate the expected probability and timing of future payments, and we adjust the contingent consideration to fair value through earnings in the Consolidated Statements of Operations. See Note 13. “Commitments and Contingencies” for information regarding existing contingent consideration liabilities as of  March 31, 2025.

In addition to contingent consideration liabilities, we may hold back a portion of the purchase price related to acquisitions as security against potential indemnification losses. Such holdbacks relate to circumstances that existed as of the date of acquisition, and as such they are not considered contingencies; however, amounts ultimately paid  may differ from the estimates management makes upon acquisition, depending upon whether pre-acquisition liabilities are identified during the holdback period.

Legal Contingencies

We are party to various claims and legal proceedings that arise in the normal course of business. We record an accrual for legal contingencies when we determine it is probable we have incurred a liability and can reasonably estimate the amount of the loss (See Note 13. “Commitments and Contingencies”).

Purchase Accounting for Acquisitions

We account for all business combinations in which we obtain control over another entity using the acquisition method of accounting, which requires most assets (both tangible and intangible) and liabilities to be recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of identifiable acquired assets less liabilities is recognized as goodwill. We determine fair value using widely accepted valuation techniques, primarily discounted cash flow and market multiple analyses, which rely heavily on Level 3 inputs. These types of analyses require us to make and monitor assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flows. For all material acquisitions, we engage external valuation specialists to aid management in preparing our fair value models. Certain adjustments to the assessed fair values of acquired assets or liabilities made subsequent to the acquisition date, but within the measurement period, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within earnings. We expense acquisition-related costs, such as legal and advisory fees, as incurred in general, and administrative expenses in the Consolidated Statements of Operations.

Results of operations of acquired companies are included in our Consolidated Financial Statements from the date of the acquisition forward. If actual results are not consistent with our assumptions and estimates, or if our assumptions and estimates change due to new information, we may be exposed to losses. We did not acquire any businesses in fiscal year 2025. For the years ended March 31, 2024 and 2023, we acquired businesses for total net purchase prices of $87,187 and $6,140, respectively.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. It is not possible to accurately predict the future impact of such events and circumstances. However, we have reviewed the estimates used in preparing the financial statements and have identified the following factors that have a reasonable possibility of being materially affected in the near term:

●	Estimates regarding future financial performance and other inputs into fair value estimates related to impairment tests for goodwill and intangible assets that could result in additional future impairment losses. In particular, potential risks posed by escalating trade tensions and tariffs could materially impact our performance and impairment conclusions in future periods.
●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions.
●	Estimates of the net realizable value of inventory.

We do not believe that there are any significant risks that have not already been disclosed in the Consolidated Financial Statements.

Prior Period Reclassifications

Certain prior period amounts have been reclassified to conform with current year presentation.

Recently Adopted Accounting Pronouncements

In  November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." ASU No. 2023-07 is intended to provide financial statement users with more information about reportable segments, including more disaggregated expense information. We adopted ASU 2023-07 effective for our annual fiscal year 2025 reporting period, on a retrospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements and disclosures and is reflected in Note 14. “Segment Data.”

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for annual periods years beginning after December 15, 2024 (our fiscal year 2026), with early adoption and prospective or retrospective application permitted. Other than presentation of additional disaggregated data in our income tax footnote disclosures for annual periods, we do not expect the adoption of ASU No. 2023-09 to have a material impact on our consolidated financial statement.

In  November 2024, the FASB issued Accounting Standards Update ("ASU") No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU No. 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after  December 15, 2026 (our fiscal year 2028 for annual periods) and interim periods within fiscal years beginning after  December 15, 2027 (our fiscal year 2029 for interim periods), with early adoption and prospective or retrospective application permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statement disclosures.

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

Consumables are single-use products requiring frequent replacement in our customers' operating cycles. Consumables sold by our Clinical Genomics and Biopharmaceutical Development divisions, such as reagents used for molecular and genetic analysis or solutions used for protein synthesis, are critical to the ongoing use of our instruments. Consumables such as biological and chemical indicator test strips sold by our Sterilization and Disinfection Control division are used on a standalone basis.

Revenues from hardware and consumables are recognized upon transfer to the customer, typically at the point of shipment.

We also offer maintenance, calibration and testing service contracts. Services result in revenues recognized over time, for example, when we are obligated to perform labor and replace parts on an as-needed basis over a contractually specified period, or at a point in time, upon completion of a specific, discrete service. In some cases, our service contracts contain both revenues recognized over time and revenues recognized at a point in time.

We evaluate our revenues internally based on business division and the nature of goods and services provided.

The following tables present disaggregated revenues from contracts with customers for the years ended March 31, 2025, 2024 and 2023:

	Year Ended March 31, 2025
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$82,736	$35,672	$17,287	$3,039	$138,734
Hardware and Software	496	7,689	19,649	31,827	59,661
Services	10,186	3,720	11,794	16,883	42,583
Total revenues	$93,418	$47,081	$48,730	$51,749	$240,978

(1)	Revenues of $24,815 from GKE are included in the Sterilization and Disinfection Control division during the year ended March 31, 2025.

	Year Ended March 31, 2024
	Sterilization and Disinfection Control (1)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$65,459	$36,086	$17,086	$2,345	$120,976
Hardware and Software	549	12,254	12,993	30,024	55,820
Services	9,116	4,248	10,633	15,394	39,391
Total revenues	$75,124	$52,588	$40,712	$47,763	$216,187

(1)	Revenues of $9,289 from GKE are included in the Sterilization and Disinfection Control division during the year ended March 31, 2024 and represent sales made beginning from the acquisition date.

	Year Ended March 31, 2023
	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
Consumables	$55,605	$43,374	$15,800	$3,062	$117,841
Hardware and Software	692	13,347	22,079	26,561	62,679
Services	8,312	5,578	9,486	15,184	38,560
Total revenues	$64,609	$62,299	$47,365	$44,807	$219,080

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in either unearned revenues or customer deposits, called contract liabilities. Short-term contract liabilities are included within unearned revenues in the accompanying Consolidated Balance Sheets, and long-term contract liabilities are included within other long-term liabilities in the accompanying Consolidated Balance Sheets. The significant majority of our revenues and related receivables and contract liabilities are generated from contracts with customers with original expected durations of twelve months or less. Contract liabilities will be recognized to revenue as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2024	$15,686
Prior year liabilities recognized in revenues during the year ended March 31, 2025	(9,873)
Contract liabilities added during the year ended March 31, 2025, net of revenues recognized	8,990
Contract liabilities balance as of March 31, 2025	$14,803

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

The financial instruments that subject us to the highest concentrations of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of  March 31, 2025.

On  April 5, 2024, we entered into separate, privately negotiated purchase agreements with a limited number of holders of our 1.375% convertible senior notes due  August 15, 2025 (the "Notes"), through which we repurchased $75,000 in aggregate principal amount of the Notes. See Note 8. "Indebtedness" for further information. As of  March 31, 2025, we had remaining outstanding $97,500 aggregate principal amount of the Notes. We estimate the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period. The fair value of the Notes is approximately correlated to our stock price.

	March 31, 2025		March 31, 2024
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$97,297	$95,063	$171,198	$163,013

The carrying amounts of our term loan and revolving line of credit (together, the "Credit Facility") on the Consolidated Balance Sheets approximate fair value due to the variable interest rate pricing on the debt, with the principal balances bearing an interest rate approximating current market rates.

At March 31, 2025 exchange rates, the estimated fair value of consideration held back from the purchase price of the GKE acquisition was approximately $9,300. The liability is reflected within other accrued expenses in our Consolidated Balance Sheets as of March 31, 2025. We adjusted the liability to estimated fair value through earnings throughout fiscal year 2025, which required the use of Level 3 inputs, including discount rate estimates. In April 2025, we paid $9,555 to the GKE sellers to settle the liability in full at the euro spot rate as of the payment date.

The Belyntic acquisition in fiscal year 2023 obligated us to pay contingent consideration of up to $1,500 cash upon regulatory approval of certain patent applications. We estimate the fair value of the remaining contingent consideration using Level 3 inputs and a probability-weighted outcome analysis based on our expectations of patent approval leveraging our historical experience and expert input, and we adjust the estimated fair value at each reporting period through earnings. The fair value of the remaining contingent consideration was $731 as of  March 31, 2025, which is recorded in Other Accrued Expenses on the accompanying Consolidated Balance Sheets.

There were no transfers between the levels of the fair value hierarchy during the fiscal years ended March 31, 2025 and 2024.

Note 4. Significant Transactions

Acquisition of GKE, Fiscal year 2024

We acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH effective  October 16, 2023, and effective  December 31, 2023, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd.

GKE develops, manufactures and sells a portfolio of chemical sterilization indicators, biologics, and process challenge devices to protect patient safety across global healthcare markets. GKE is included in our Sterilization and Disinfection Control ("SDC") division, and GKE's strengths in chemical indicators are complementary to SDC's strengths in biological indicators as chemical and biological indicators are used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and Asia greatly expand our reach in the healthcare markets in those geographies. We are working to obtain regulatory 510(k) clearance on certain GKE products for sale in the United States, which would further expand organic revenues growth opportunities from the GKE business.

We finalized our purchase price accounting of GKE during fiscal year 2024. Total cash consideration for the GKE acquisition was $87,187, net of cash acquired and financial liabilities assumed and inclusive of working capital adjustments. We funded the acquisition through a combination of cash on-hand and a total of $71,000 borrowed under our line of credit.

During the fiscal years ended March 31, 2025 and 2024, respectively, GKE's operations contributed the following amounts to our consolidated results of operations:

	Year ended March 31,
	2025	2024
Revenues	$24,815	$9,289
Gross profit	16,510	5,357
Net income	7,580	1,046

Amortization of inventory step-up recorded in cost of revenues	1,232	1,229
Amortization of acquired intangibles recorded in cost of revenues	503	266
Amortization of acquired intangibles recorded in general and administrative expense	3,336	2,005

GKE net income includes certain intercompany management fees and other items.

Supplemental unaudited pro-forma information

Combined revenues from Mesa and GKE for fiscal years 2024 and 2023 would have been approximately $229,260 and $241,360, respectively, had the GKE acquisition occurred on April 1, 2022, at the beginning of our fiscal year 2023.

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

Note 5. Leases

We have operating leases for buildings and office equipment used in manufacturing and distribution, engineering, research and development, sales and marketing, and administration activities. The following table presents the lease balances within the Consolidated Balance Sheets related to our operating leases:

Lease Assets and Liabilities	Balance Sheet Location	March 31, 2025	March 31, 2024
Operating lease ROU asset	Other assets	$16,382	$9,671
Current operating lease liabilities	Other accrued expenses	3,523	2,986
Noncurrent operating lease liabilities	Other noncurrent liabilities	12,380	6,613

The components of lease costs, the weighted average remaining lease term and the weighted average discount rate were as follows:

	Year Ended March 31,
	2025	2024	2023
Operating lease expense	$4,025	$3,453	$3,064
Variable lease expense	1,316	1,039	1,110
Short term lease expense	571	423	376
Total lease expense	$5,912	$4,915	$4,550
Weighted average remaining lease term in years	6.8	4.6	3.3
Weighted average discount rate	6.2%	4.1%	2.0%

Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2025	2024	2023
Cash paid for amounts included in the measurements of lease liabilities	$4,534	$3,392	$3,017
Operating lease assets obtained in exchange for operating lease liabilities	9,863	4,265	1,426

As of March 31, 2025 maturities of lease liabilities are as follows for future years ending March 31:

2026	$4,236
2027	3,895
2028	1,795
2029	1,694
2030	1,694
Thereafter	6,712
Future value of lease liabilities	20,026
Less: imputed interest	(4,123)
Present value of lease liabilities	$15,903

Note 6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill arises from the excess purchase price of acquired businesses over the fair value of acquired tangible and intangible assets, less assumed liabilities.

Changes in the carrying amount of goodwill were as follows:

	Sterilization and Disinfection Control	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Total
March 31, 2023	$29,559	$135,811	$83,857	$37,217	$286,444
Effect of foreign currency translation	1,021	(130)	(32)	(6)	853
Impairment losses	-	(118,741)	(38,151)	-	(156,892)
Goodwill related to GKE acquisition	48,850	-	-	-	48,850
Measurement period adjustment, Belyntic acquisition	-	-	841	-	841
March 31, 2024	$79,430	$16,940	$46,515	$37,211	$180,096
Effect of foreign currency translation	(22)	(12)	1,696	2	1,664
March 31, 2025	$79,408	$16,928	$48,211	$37,213	$181,760

Finite-Lived Intangible Assets

Intangible assets other than goodwill were as follows:

	March 31, 2025			March 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$190,069	$(117,189)	$72,880	$189,911	$(104,528)	$85,383
Other intangibles	61,192	(37,197)	23,995	61,161	(32,792)	28,369
Total finite-lived intangible assets	$251,261	$(154,386)	$96,875	$251,072	$(137,320)	$113,752

Amortization expense for finite-lived intangible assets was as follows:

	Year Ended March 31,
	2025	2024	2023
Amortization in cost of revenues	$2,641	$6,052	$6,796
Amortization in general and administrative	16,504	21,289	22,025
Total	$19,145	$27,341	$28,821

Fiscal year 2024 goodwill impairment losses recorded in our Clinical Genomics and Biopharmaceutical Development divisions totaling $156,892 and impairments of other intangible assets in our Clinical Genomics division totaling $117,641 were primarily the result of higher weighted average cost of capital, which decreases the fair value of businesses, as well as downward revisions of expected future performance in fiscal year 2024.

The range of useful lives and weighted-average remaining useful lives of amortizable intangible assets as of March 31, 2025 were as follows:

	Approx. Est. Useful	Weighted Avg.
	Life	Remaining Life
Description	(Years)	(Years)
Customer Relationships	5 - 12	7.2
Other Intangibles	2 - 12	5.8

The following is estimated amortization expense for the years ending March 31:

Fiscal Year	Amortization Expense
2026	$17,086
2027	16,429
2028	15,836
2029	15,307
2030	10,809

Note 7. Supplemental Information

Inventories consisted of the following:

	March 31, 2025	March 31, 2024
Raw materials	$14,775	$18,335
Work in process	560	1,256
Finished goods	10,030	13,084
Total inventories	$25,365	$32,675

Prepaid expenses and other consisted of the following:

	March 31, 2025	March 31, 2024
Prepaid expenses	$2,364	$2,932
Deposits	1,752	1,898
Prepaid income taxes	1,040	1,237
Other current assets	2,873	3,341
Total prepaid expenses and other	$8,029	$9,408

Property, plant and equipment consisted of the following:

	March 31, 2025	March 31, 2024
Land	$889	$889
Buildings and building improvements	23,280	23,480
Manufacturing equipment	22,694	19,540
Computer equipment	3,093	3,613
Other	7,188	5,383
Construction in progress	1,610	1,380
Gross total	58,754	54,285
Accumulated depreciation	(26,421)	(22,519)
Total property, plant and equipment, net	$32,333	$31,766

Depreciation expense was as follows:

	Year Ended March 31,
	2025	2024	2023
Depreciation expense in cost of revenues	$3,160	$3,031	$3,163
Depreciation expense in operating expense	2,222	1,202	1,150
Total depreciation expense	$5,382	$4,233	$4,313

Accrued payroll and benefits consisted of the following:

	March 31, 2025	March 31, 2024
Bonus payable	$10,891	$3,838
Wages and paid-time-off payable	3,672	3,072
Payroll related taxes	2,475	1,956
Other benefits payable	820	1,069
Total accrued payroll and benefits	$17,858	$9,935

Other accrued expenses consisted of the following:

	March 31, 2025	March 31, 2024
GKE acquisition holdback (current)	$9,315	$-
Accrued business taxes	5,996	5,557
Current operating lease liabilities	3,523	2,986
Income taxes payable	2,157	1,615
Other	3,610	2,700
Total other accrued expenses	$24,601	$12,858

Note 8. Indebtedness

Credit Facility

On March 5, 2021, we entered into a senior secured credit agreement that included 1) a revolving credit facility in an aggregate principal amount of up to $75,000 (the "Revolver"), 2) a swingline loan in an aggregate principal amount not exceeding $5,000, and 3) letters of credit in an aggregate stated amount not exceeding $2,500 at any time. The agreement also provided for an incremental term loan or an increase in revolving commitments in an aggregate principal amount of at a minimum $25,000 and at a maximum $75,000, subject to the satisfaction of certain conditions and lender considerations. We refer to the agreement in whole as the “Credit Facility.”

On  October 5, 2023, we amended the terms of the Credit Facility to increase the maximum principal amount available to us under the Revolver from $75,000 to $125,000.

On April 5, 2024, we further amended and restated the terms of the Credit Facility to:

(i)	Extend the maturity of the Credit Facility to April 2029;
(ii)	Allow proceeds from the Credit Facility to be used to redeem some or all of the Company’s Notes;
(iii)	Include a $75,000 senior secured term loan facility (the “Term Loan”), which is subject to principal amortization payments; and
(iv)	Make certain changes to the financial covenants.

In conjunction with the amendment and restatement of the Credit Facility during the year ended March 31, 2025, we incurred $1,987 of customary lender fees and debt issuance costs paid to third parties, of which $1,242 relates to the Revolver and $745 relates to the Term Loan. The balance of unamortized fees and debt issuance costs related to the Credit Facility, including fees from the original debt issuance and all subsequent amendments and restatements, was $1,203 and $321 as of March 31, 2025 and 2024, respectively. Unamortized debt issuance costs related to the Term Loan are reflected in the debt’s carrying value as a discount in our Consolidated Balance Sheets. All such fees are being amortized to interest expense through maturity.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread ranging from 1.5% to 3.5%, depending on our total net leverage ratio. The weighted average interest rate on borrowings under the Credit Facility as of March 31, 2025 was 7.2%.

The financial covenants in the Credit Facility as amended include a maximum leverage ratio of 4.50 to 1.00 on each of the quarterly testing dates through  December 31, 2024; 4.0 to 1.0 on each of the testing dates between  March 31, 2025 and  March 31, 2026; and 3.5 to 1.0 on each testing date thereafter. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0 and a maximum senior net leverage ratio of 3.5 to 1. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  March 31, 2025, we were in compliance with all required covenants under the terms of the Credit Facility.

Term Loan

We borrowed $75,000 under the Term Loan on April 5, 2024, to fund privately negotiated repurchases of a portion of the Notes (see "Convertible Notes" below).

We are required to make quarterly principal payments on the Term Loan. During the year ended March 31, 2025, we made required quarterly principal payments on the Term Loan of $3,750. For the fiscal years ending March 31, required future principal debt payments on the Term Loan are as follows:

Fiscal Year	Amount
2026	$3,750
2027	5,625
2028	5,625
2029	7,500
2030	48,750
Total outstanding principal	$71,250

The net carrying amount of the Term Loan was as follows:

March 31, 2025
Term Loan (7.2% as of March 31, 2025)	$71,250
Less: discount and debt issuance costs	(598)
Less: current portion	(3,750)
Noncurrent portion	$66,902

There was no outstanding balance related to the Term Loan as of March 31, 2024.

Revolver

As of  March 31, 2025, the outstanding balance under our Revolver was $10,000, and $115,000 was available for borrowing.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio. We incurred unused commitment fees of $269 and $164 for the years ended March 31, 2025, and March 31, 2024, respectively.

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

On April 5, 2024, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $75,000 aggregate principal amount of the Notes for an aggregate repurchase price of $71,250 in cash, plus accrued and unpaid interest of $160 and fees paid to third parties of $310 directly related to the extinguishment. We accounted for the partial repurchase of the Notes as a debt extinguishment, which resulted in the recognition of a gain on extinguishment of $2,887 in other income on the Consolidated Statements of Operations during the year ended March 31, 2025. As of  March 31, 2025, $97,500 in aggregate principal amount of the Notes remained outstanding, which we intend to pay using a combination of cash on hand and a draw on our Revolver.

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

Upon conversion, we will pay or deliver, as the case  may be, cash, shares of our common stock, or a combination of cash and shares of our common stock. The circumstances necessary for conversion were not met during fiscal year 2025. The if-converted value of the Notes did not exceed the principal balance as of  March 31, 2025.

Debt issuance costs related to the Notes remaining after the partial repurchase in fiscal year 2025 are comprised of commissions payable to the initial purchasers of $2,925 and third party offering costs of $152. The debt issuance costs are being amortized to interest expense using the effective interest method over the remaining contractual term of the Notes.

The net carrying amount of the 2025 was as follows:

	March 31, 2025	March 31, 2024
Principal outstanding	$97,500	$172,500
Unamortized debt issuance costs	(203)	(1,302)
Net carrying value	$97,297	$171,198

We recognized interest expense on the Notes as follows:

	Year Ended March 31,
	2025	2024	2023
Coupon interest expense at 1.375%	$1,372	$2,372	$2,372
Amortization of debt issuance costs	546	926	907
Total	$1,918	$3,298	$3,279

The effective interest rate on the Notes is approximately 1.9%.

As of  March 31, 2025, the Notes, net of unamortized debt issuance costs, are classified as a current liability on our Consolidated Balance Sheets.

Note 9. Stock Transactions and Stock-Based Compensation

(dollars and shares in thousands, except per share values)

Stock-Based Compensation

We issue shares in the form of stock options, RSUs and PSUs to employees and non-employee directors pursuant to the 2021 Equity Plan, and we have awards outstanding under the 2014 Equity Plan. The 2021 Equity Plan, as amended, authorizes the issuance of 660 shares of common stock to eligible participants, and there were 186 shares available for future grants under the plan as of March 31, 2025. Under the 2014 Equity Plan, 1,100 shares of common stock were authorized and reserved for eligible participants, all of which have been issued and 43 of which remain outstanding as of March 31, 2025.

Stock-based compensation expense recognized in the Consolidated Financial Statements was as follows:

	Year Ended March 31,
	2025	2024	2023
Stock-based compensation expense	$13,142	$11,936	$12,538
Amount of income tax (benefit) recognized in earnings	2,068	2,718	(1,169)
Stock-based compensation expense, net of tax	$15,210	$14,654	$11,369

Time-Based Restricted Stock Units (RSUs)

RSU activity under the 2021 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Time-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2024	76	$157.83	1.0	$8,325
Awards granted	117	94.30
Awards forfeited	(11)	120.39
Awards distributed	(37)	169.12		3,928
Nonvested as of March 31, 2025	145	$106.54	1.0	$17,197
Expected to vest	130	$107.29	1.1	$15,466

For the years ended March 31, 2024 and 2023, the weighted average fair values per RSU granted were $133.30 and $187.21, respectively. Unrecognized stock-based compensation expense for RSUs that we have determined are probable of vesting was $8,116 as of March 31, 2025 and is expected to be recognized over a weighted average period of 1.9 years. The total fair value of RSUs vested was $6,173, $5,881, and $6,751 during the years ended March 31, 2025, 2024 and 2023, respectively. The total intrinsic value of time-based RSUs distributed during the years ended  March 31, 2024 and March 31, 2023 was $3,658 and $5,004, respectively.

Performance-Based Restricted Stock Units (PSUs)

We grant performance-based RSUs to certain key employees. Vesting of the awards is contingent upon meeting certain service conditions, as well as meeting certain performance and/or market conditions.

PSU activity under the 2021 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at March 31, 2024	56	$240.96	2.6	$6,142
Awards granted	42	102.57
Awards forfeited	(1)	112.24
Awards distributed	(12)	302.06		1,306
Nonvested as of March 31, 2025	85	$166.31	1.6	$10,101
Expected to vest	81	$168.98	1.7	$9,654

For the years ended March 31, 2024 and 2023, the average fair value per PSU granted was $132.29 and $182.14, respectively. Unrecognized stock-based compensation expense for PSUs that we have determined probable of vesting was $5,346 as of March 31, 2025 and is expected to be recognized over a weighted average period of 1.9 years. Total fair value of PSUs vested was $3,492, $0 and $1,926 during the years ended March 31, 2025, 2024 and 2023, respectively. There were no PSUs vested or distributed during the fiscal year 2024, and the total intrinsic value of PSUs distributed during the year ended  March 31, 2023 was $1,776.

During the year ended March 31, 2025, the Compensation Committee of the Board of Directors created a plan to award 41 PSUs at target (“the FY25 PSUs”) to eligible employees. Of the 41 PSUs granted, 23 PSUs have a grant date fair value of $89.82 and are subject to service and company financial performance conditions. The financial performance measurement period is from  April 1, 2024 through  March 31, 2027. The remaining 18 PSUs have a grant date fair value of $119.54 and are subject to service and market conditions, with the market performance period measured from  June 18, 2024 through  June 18, 2027. The service period for all of the FY25 PSUs is from  June 18, 2024 through  June 18, 2027. The quantity of shares that will be earned based upon either company financial performance or market performance will range from 0% to 200% of the targeted number of shares; if the defined minimum targets are not met, no shares will vest. As of March 31, 2025, based on actual performance during the partial performance period, a performance adjustment to change the awards expected to vest was not deemed necessary for the FY25 PSUs.

In October 2021, the Compensation Committee of the Board of Directors granted a special long-term equity award consisting of performance stock units subject to both performance and service conditions to our Chief Executive Officer. Based on actual achievement of the performance metrics as of the performance period ended March 31, 2024, 35 shares are expected to vest and be distributed, of which 12 were distributed in fiscal year 2025. The remaining 23 shares will vest in equal installments on each of October 27, 2025 and October 27, 2026.

Stock Options

We used the Black-Scholes option-pricing model to estimate the fair value of stock option awards granted. There were no options granted during the year ended March 31, 2025. The weighted average assumptions utilized in the model in prior years were as follows:

	Year Ended March 31,
	2024	2023
Weighted-average value at grant date	$130.07	$185.60
Expected life (years)	3.52	3.52
Expected dividend yield	0.07%	0.07%
Volatility	37.82%	37.29%
Risk-free interest rate	4.16%	3.55%

Using the assumptions in the tables above, the weighted-average Black-Scholes fair value per share at grant date for the years ended March 31, 2024 and 2023 were $42.76 and $58.94, respectively. The fair values are before the estimated effect of forfeitures, which reduces the amount of expense recorded in our Consolidated Statements of Operations.

Stock option activity under the 2021 Equity Plan and 2014 Equity Plan as of March 31, 2025, and changes for the years then ended, are presented below (shares and dollars in thousands, except per-share data):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2024	194	$181.89	3.2	$26
Awards granted	-	-
Awards forfeited or expired	(17)	155.06
Awards exercised or distributed	(22)	123.17		24
Outstanding as of March 31, 2025	155	$192.92	2.7	$52
Exercisable awards as of March, 31, 2025	112	$211.36	2.2	$18
Exercisable awards and awards expected to vest, March 31, 2025	153	$193.71	2.7	$49

The total intrinsic value of stock options exercised during the years ended March 31, 2024 and March 31, 2023 was $24, and $6,902, respectively. Unrecognized stock-based compensation expense for stock options expected to vest as of  March 31, 2025 was $917 and is expected to be recognized over a weighted average period of 1.1 years. The total fair value of options vested was $2,168, $2,749, and $2,763 during the years ended March 31, 2025, 2024 and 2023, respectively.

In November 2005, our Board of Directors approved a program to repurchase up to 300 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock repurchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. There were no repurchases of our shares of common stock under this plan during the years ended March 31, 2025, 2024 or 2023. As of March 31, 2025, we have repurchased 162 shares under this plan.

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings based on management’s estimate of the original sales price of the underlying shares.

Note 10. Net (Loss) Earnings Per Share

(dollars and shares in thousands, except per share values)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted net (loss) earnings per share:

	Year Ended March 31,
	2025	2024	2023
Net (loss) earnings available for shareholders	$(1,974)	$(254,246)	$930
Weighted average outstanding shares of common stock	5,421	5,386	5,321
Dilutive effect of stock options	-	-	26
Dilutive effect of unvested stock awards	-	-	14
Fully diluted shares	5,421	5,386	5,361

Basic (loss) earnings per share	$(0.36)	$(47.20)	$0.17
Diluted (loss) earnings per share	$(0.36)	$(47.20)	$0.17

The following stock awards were excluded from the calculation of diluted EPS as their inclusion would be anti-dilutive:

	Year Ended March 31,
	2025	2024	2023
Assumed conversion of convertible debt	351	608	608
Stock awards that were anti-dilutive	386	268	154
Total stock awards excluded from diluted EPS	737	876	762

Shares underlying the Notes were excluded from the diluted EPS calculation for the years ended  March 31, 2025, 2024 and 2023 as the impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive.

Note 11. Employee Benefit Plans

We adopted the Mesa Laboratories, Inc. 401(k) Retirement Plan effective January 1, 2000. Under this plan, we match 100% of the first 4% of eligible pay contributed by each eligible employee, and contributions vest immediately. Participation is voluntary, and employees are eligible on the first day of the month following their start date. Our contributions to the Mesa Laboratories, Inc. 401(k) retirement plan were $1,645, $2,078 and $1,768 during the years ended March 31, 2025, 2024 and 2023, respectively.

Note 12. Income Taxes

Provision for Income Taxes

Earnings (loss) before income taxes were as follows:

	Year Ended March 31,
	2025	2024	2023
Domestic	$12,615	$(233,853)	$1,887
Foreign	(6,654)	(41,795)	(2,276)
Total earnings (loss) before income taxes	$5,961	$(275,648)	$(389)

The components of our provision for income taxes were as follows:

	Year Ended March 31,
	2025	2024	2023
Current tax provision:
U.S. Federal	$3,994	$3,002	$593
U.S. State	1,212	1,678	538
Foreign	2,790	2,330	1,070
Total current tax expense	7,996	7,010	2,201
Deferred tax provision:
U.S. Federal	63	(20,387)	(1,432)
U.S. State	13	(1,853)	(210)
Foreign	(137)	(6,172)	(1,878)
Total deferred tax (benefit)	(61)	(28,412)	(3,520)
Total income tax expense (benefit)	$7,935	$(21,402)	$(1,319)

A reconciliation of our income tax provision and the amounts computed by applying statutory rates to earnings (loss) before income taxes was as follows (percentages may not perfectly sum due to rounding):

	Year Ended March 31,
	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Earnings (loss) before income taxes	$5,961		$(275,648)		$(389)
Federal income taxes at statutory rates	1,251	21.0%	(57,886)	21.0%	(82)	21.0%
State income taxes, net of federal benefit	317	5.3%	(2,508)	0.9%	(1,075)	276.3%
Compensation adjustments	2,283	38.3%	2,738	(1.0%)	1,506	(387.1%)
Research and development credit	(1,054)	(17.7%)	(1,093)	0.4%	(1,010)	259.6%
Return to provision adjustment	516	8.7%	(182)	0.1%	(125)	32.1%
Subpart F, GILTI, & FDII	(484)	(8.1%)	(412)	0.1%	(127)	32.6%
Foreign rate differential	2,047	34.3%	(566)	0.2%	(313)	80.5%
Permanent difference	47	0.8%	479	(0.2%)	33	(8.5%)
Goodwill impairment	-	-%	32,594	(11.8%)	-	-%
Valuation allowance	3,019	50.6%	5,398	(2.0%)	(126)	32.4%
Other	(7)	(0.1%)	36	-%	-	-%
Total income tax expense (benefit)	($7,935	133.1%	$(21,402)	7.8%	$(1,319)	339.1%
Effective income tax rate	133.12%		7.76%		339.07%

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Components of our deferred tax assets (liabilities) were as follows:

	2025	2024
Deferred tax assets:
Capitalized research expenditures	$8,148	$5,116
Credits	2,774	2,528
Allowances and reserves	2,687	3,033
Stock compensation deductible differences	1,632	1,346
Operating lease liabilities	1,860	2,182
Inventories	1,153	668
Net operating loss	3,219	6,633
Other	265	187
Deferred tax assets, gross	21,738	21,693
Valuation allowance	(8,999)	(5,975)
Deferred tax assets, net	12,739	15,718
Deferred tax liabilities:
Operating lease right-of-use assets	(1,843)	(2,120)
Goodwill and intangible assets	(26,854)	(28,694)
Property, plant and equipment	(2,273)	(2,813)
Other	(579)	(579)
Total deferred tax liabilities	(31,549)	(34,206)
Deferred tax asset/(liabilities)	(18,810)	(18,488)

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Based on this evaluation, we have concluded that a valuation allowance is necessary on our U.S. and certain German operations and we do not expect to fully realize our deferred tax assets as of March 31, 2025.

The following table summarizes the changes in our valuation allowance for deferred tax assets:

	Year Ended March 31,
	2025	2024
Beginning balance	$5,975	$582
Additions charged to income tax expense and other accounts	3,657	5,398
Deductions from reserves	(637)	(5)
Cumulative translation adjustment	4	-
Ending balance	$8,999	$5,975

Net Operating Loss Credit and Carryforwards

As of March 31, 2025, we had U.S. and Foreign net operating loss (“NOL”) carryforwards consisting of the following:

	March 31, 2025	Expiration Date
Pre-2018 federal NOL carryforwards	$-	N/A
Post-2018 federal NOL carryforwards	-	Indefinite
State NOL carryforwards	9,094	March 31, 2030
Foreign NOL carryforwards	11,671	Indefinite

As of March 31, 2024, we had U.S. and Foreign NOL carryforwards consisting of the following:

	March 31, 2024	Expiration Date
Pre-2018 federal NOL carryforwards	$-	N/A
Post-2018 federal NOL carryforwards	-	Indefinite
State NOL carryforwards	8,709	March 31, 2035
Foreign NOL carryforwards	22,595	Indefinite

As of March 31, 2025, we had U.S. tax credit carryforwards consisting of the following:

	March 31, 2025	Expiration Date
Federal research tax credit carryforwards	$-	N/A
State research tax credits carryforwards	3,492	March 31, 2036
Federal foreign tax credit carryforwards	15	March 31, 2037

As of March 31, 2024, we had U.S. tax credit carryforwards consisting of the following:

	March 31, 2024	Expiration Date
Federal research tax credit carryforwards	$-	N/A
State research tax credits carryforwards	3,181	March 31, 2036
Federal foreign tax credit carryforwards	15	March 31, 2037

Undistributed earnings in foreign subsidiaries

For the year ended March 31, 2025, provisions have not been made for income taxes on $59,873 of undistributed earnings that were deemed permanently reinvested in foreign subsidiaries at March 31, 2025. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when we no longer plan to permanently reinvest these undistributed earnings.

Uncertain Tax Positions

Uncertain tax positions, if ever recognized in the financial statements, would be recorded in the consolidated statements of operations as part of the income tax provision. A reconciliation of the beginning and ending amount of unrecognized tax benefits, exclusive of interest and penalties, included in the deferred tax liability on our accompanying Consolidated Balance Sheets is as follows:

	Year Ended March 31,
	2025	2024
Beginning balance	$-	$92
(Decrease) increase related to prior period tax positions	-	(92)
Increases related to current period tax positions	-	-
Ending balance	$-	$-

As of March 31, 2025, we have not recorded any gross unrecognized tax benefits. We recognize interest and penalties accrued on uncertain income tax positions in other expense and general and administrative expense, respectively. Interest and penalties included in other long-term liabilities on our accompanying Consolidated Balance Sheets were $0 for each of the years ended March 31, 2025, 2024 and 2023. We do not expect a material change in unrecognized tax benefits or interest in the next 12 months.

We file income tax returns in the U.S. various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2021-2023
U.S. States	2021-2023
Foreign	2017-2023

Note 13. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of March 31, 2025, we are not party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

In April 2025, we paid the GKE sellers $9,555 to fully settle the portion of the acquisition price that had been held back against potential indemnification losses.

Note 14. Segment Data

Segment information is prepared on the same basis that our chief operating decision maker, our CEO, uses to manage our segments, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. The CODM uses segment revenue, organic revenues growth (non-GAAP), and gross profit to allocate resources and to assess the performance of our segments. Monthly, the CODM reviews forecast-to-actual and prior-to-current period variances in segment revenue and in segment gross profit when making decisions to allocate capital and personnel to the segments. Our CODM also reviews operating income, adjusted to exclude non-cash items such as depreciation, amortization and stock based compensation, on a consolidated basis to further manage operations. The accounting policies of our operating segments are the same as those described in Note 1. "Description of Business and Summary of Significant Accounting Policies."

The following tables set forth our segment information:

	Sterilization and Disinfection Control (d)	Clinical Genomics	Biopharmaceutical Development	Calibration Solutions	Corporate and Other (e)	Total Company
Year Ended March 31, 2025
Revenues (a)	$93,418	$47,081	$48,730	$51,749	$-	$240,978
Less:
Depreciation in cost of revenues	1,419	680	224	837	-	3,160
Amortization in cost of revenues	503	765	1,373	-	-	2,641
Non-cash GKE inventory step-up amortization	1,232	-	-	-	-	1,232
Other cost of revenues (b)	25,604	19,966	17,220	20,275	10	83,075
Total segment cost of revenues	28,758	21,411	18,817	21,112	10	90,108
Gross Profit (c)	$64,660	$25,670	$29,913	$30,637	$(10)	$150,870

Reconciling items:
Operating expense						$134,534
Operating income						16,336
Nonoperating expense, net						10,375
Earnings before income taxes						$5,961

Year Ended March 31, 2024
Revenues (a)	$75,124	$52,588	$40,712	$47,763	$-	$216,187
Less:
Depreciation in cost of revenues	1,204	937	224	666	-	3,031
Amortization in cost of revenues	266	4,448	1,338	-	-	6,052
Non-cash GKE inventory step-up amortization	1,229	-	-	-	-	1,229
Other cost of revenues (b)	19,123	20,125	13,750	19,550	77	72,625
Total segment cost of revenues	21,822	25,510	15,312	20,216	77	82,937
Gross Profit (c)	$53,302	$27,078	$25,400	$27,547	$(77)	$133,250

Reconciling items:
Operating expense						$405,325
Operating (loss)						(272,075)
Nonoperating expense, net						3,573
(Loss) before income taxes						$(275,648)

Year Ended March 31, 2023
Revenues (a)	$64,609	$62,299	$47,365	$44,807	$-	$219,080
Less:
Depreciation in cost of revenues	818	1,130	314	901	-	3,163
Amortization in cost of revenues	-	5,675	1,121	-	-	6,796
Other cost of revenues (b)	17,271	23,009	15,590	19,518	40	75,428
Total segment cost of revenues	18,089	29,814	17,025	20,419	40	85,387
Gross Profit (c)	$46,520	$32,485	$30,340	$24,388	$(40)	$133,693

Reconciling items:
Operating expense						$130,373
Operating income						3,320
Nonoperating expense, net						3,709
(Loss) before income taxes						$(389)

(a)	Intersegment revenues are not significant and are eliminated to arrive at consolidated totals. Revenues as presented are consistent with GAAP measurement principles and our CODM's review of segment information.
(b)	Other segment cost of revenues for each reportable segment includes product costs, personnel costs (including stock based compensation), and other manufacturing and overhead costs necessary to produce and sell our products and services, excluding depreciation, amortization, and non-cash inventory step-up amortization expenses.
(c)	Gross profit as presented is consistent with GAAP measurement principles and our CODM's review of segment information.
(d)	Includes GKE results beginning upon acquisition in fiscal year 2024.
(e)	Unallocated corporate expenses and other business activities are reported within Corporate and Other. Certain depreciation expense classified reflected in Corporate and Other in fiscal years 2024 and 2023 has been recast to conform to current year presentation.

Changes in the Sterilization and Disinfection Control division are primarily attributable to the GKE acquisition consummated in the third quarter of fiscal year 2024.

The following table sets forth net inventories by reportable segment. Our chief operating decision maker is not provided with any other segment asset information. In addition to sales of our products, inventories decreased in fiscal year 2025 primarily due to adjustments to realizable value and amortization of non-cash inventory step-up from the GKE acquisition.

	March 31,	March 31,
	2025	2024
Sterilization and Disinfection Control	$5,545	$7,014
Clinical Genomics	9,776	11,813
Biopharmaceutical Development	4,934	6,304
Calibration Solutions	5,110	7,544
Total inventories	$25,365	$32,675

The following table sets forth a summary of long-lived assets by geographic area. Long-lived assets exclude goodwill and intangible assets acquired in a business combination, deferred tax assets and other non-tangible assets. The increase in long-lived assets in Sweden is primarily due to right of use assets associated with a ten-year operating lease that commenced in fiscal year 2025 related to a facility used by our Biopharmaceutical Development division for manufacturing and administrative purposes.

	March 31,	March 31,
	2025	2024
United States	$29,200	$32,229
Sweden	11,634	1,271
Germany	6,712	7,596
Other	1,169	1,208
Total long-lived assets	$48,715	$42,304

Revenues from external customers are attributed to individual countries based upon locations to which the product is shipped or exported, as follows:

	Year Ended March 31,
	2025	2024	2023
United States	$116,615	$106,395	$117,281
China	25,312	24,933	25,797
Other	99,051	84,859	76,002
Total revenues	$240,978	$216,187	$219,080

No customer accounts for 10% or more of our consolidated revenues. No foreign country other than China exceeds 10% of total revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Management's Annual Report on Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2025, using the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2025.

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

As disclosed in Part II Item 9A. Controls and Procedures in our annual report on Form 10-K filed with the Securities and Exchange Commission on June 28, 2024 for the year ended March 31, 2024, we identified three material weaknesses in internal controls:

●	Controls over technical accounting for complex and non-routine transactions - We did not have adequate supervision and review controls over complex technical accounting matters.
●

Controls over determining the useful lives of our recently acquired intangibles - During the GKE acquisition's measurement period, we selected a useful life over which to amortize acquired customer relationships, but there was evidence that a longer useful life may be appropriate.

●

Certain controls related to change management and logical access – Our risk assessment process was insufficient and as a result, we did not design adequate controls related to logical access  for our enterprise resource planning tool. In addition, certain controls designed to provide comfort over change management were not operating effectively  for a portion of the year ended March 31, 2024. The failure of these information technology general controls extended to automated application controls across portions of financial reporting and business transaction cycles which rely upon the affected information technology application controls.

Remediation Status for Prior Year Material Weaknesses in Internal Control Over Financial Reporting

Following identification of the material weaknesses, and as part of our commitment to strengthen our internal control over financial reporting, we implemented remedial actions under the oversight of the Audit Committee of our Board of Directors to address our material weaknesses:

●	Technical accounting for complex and non-routine transactions – Management implemented criteria under which to evaluate technical accounting transactions to determine those that require the assistance of a third-party specialist. In the first quarter of fiscal year 2025, we identified two transactions that met our criteria for requiring a specialist: 1) the partial repurchases of the Notes, and 2) the amendment and modification of our Credit Facility. We identified and selected qualified third-party advisors, including validation that that the advisors possessed adequate knowledge to address the complexities of the applicable technical accounting matters, and we ensured analyses were appropriately reviewed, ensuring consensus on accounting conclusions. Following the execution of our remediation plan for these transactions, management concluded that the material weakness was remediated. In subsequent transactions during the year, including the quantitative impairment analysis performed over our five reporting units, Management utilized a qualified third party specialist to assist with technical accounting matters, including reviewing Management’s conclusions.
●

Assessment of useful lives of recently acquired intangibles - We modified the useful life of our customer relationship intangible and recorded an immaterial cumulative effect true-up to release amortization expense during the three months ended June 30, 2024. Following the execution of our remediation plan related to the useful lives of recently acquired intangible assets, management concluded that the material weakness was remediated.

●

Information technology general controls ("ITGCs") - In fiscal year 2024, our risk assessment process was insufficient, and as a result, we did not design user access controls covering our ERP that operate at an adequate level of precision to appropriately identify the user groups tested in certain of our other logical access and change management controls. In addition, certain logical access and change management controls were not operating effectively for portions of fiscal year 2024. Management performed the following procedures to remediate the material weakness in internal controls over ITGCs:

●

Engaged a third-party specialist to assist in remediating our material weakness. The third party: (i) provided templates to assist in robust controls documentation, (ii) provided training to key personnel responsible for performing controls, and (iii) evaluated the design of our ITGC controls and our risk assessment documentation.

●

Implemented new controls over logical access, engaging a third-party expert to extract user access and permission data from our enterprise resource planning tool. Using this data, we made changes to permissions and roles to ensure that adequate segregation of duties and appropriate permissions were present.

●

Evaluated and modified the reports used as source data to test change management and logical access controls in our enterprise resource planning tool, and improved the documentation of our conclusions to more clearly demonstrate the completeness and accuracy of the data, which has allowed us to conclude that the related controls were operating effectively at March 31, 2025.

Following the execution of our remediation plans, management has concluded that the material weaknesses have been remediated.

Moss Adams LLP, the independent registered public accounting firm that audited our consolidated financial statements as of March 31, 2025 and for the year then ended, is appointed by the Audit Committee of our Board of Directors. Moss Adams LLP has issued an unqualified opinion on our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of March 31, 2025 within Item 8. Financial Statements and Supplementary Data in this annual report on Form 10-K.

Changes in internal control over financial reporting

Except the remediation of the prior year material weakness related to ITGCs as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

The following of our directors or officers entered into written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (each, a "trading arrangement") on the dates indicated:

Chief Financial Officer John Sakys entered into a trading arrangement on  March 3, 2025. The trading arrangement is effective through  June 30, 2026, and contemplates that Mr. Sakys  may sell 5,000 shares of Mesa Labs’ common stock, and further, may exercise 4,087 non-qualified stock options and sell the resulting 4,087 shares of Mesa Labs' common stock, subject to certain conditions.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2025.

Item 11. Executive Compensation

Incorporated by reference from the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of March 31, 2025. All options reflected are options to purchase common stock.

	(a) Number of Securities to be Issued upon Exercising of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity Compensation Plan Approved by Security Holders	473,738	$192.92	186,262
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	473,738	$192.92	182,262

1.

Includes shares issuable in connection with awards with performance conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. We have accounted for the shares based on actual achievement, if known, or based on maximum possible achievement if performance and/or market conditions remain uncertain as of March 31, 2025. The weighted average exercise price in column (b) includes the weighted average exercise price of options only.

2.

Includes 186,262 shares remaining available under the 2021 Equity Plan. Each share underlying a full value award such as restricted stock or performance shares count as one share used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2025.

Item 14. Principal Accountant Fees and Services

Moss Adams LLP, Los Angeles, California, PCAOB ID 659 is the Company's independent registered public accounting firm.

RSM US LLP, Los Angeles, California, PCAOB ID 49 was the Company's independent registered public accounting firm from 2023 to 2024 and issued opinions on prior period amounts presented in this Form 10-K for the fiscal year ended March 31, 2024.

Plante & Moran PLLC, Denver, Colorado, PCAOB ID 166 was the Company's independent registered public accounting firm from 1986 to 2023 and issued opinions on prior period amounts presented in this Form 10-K for the fiscal year ended March 31, 2023.

Additional information is incorporated by reference from the definitive Proxy Statement for our 2025 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2025.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a)	Consolidated Financial Statements

The following documents included in Part II, Item 8. Financial Statements and Supplementary Data are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - March 31, 2025 and 2024

Consolidated Statements of Operations - Years ended March 31, 2025, 2024 and 2023

Consolidated Statements of Comprehensive Income (Loss) - Years ended March 31, 2025, 2024 and 2023

Consolidated Statements of Stockholders' Equity - Years ended March 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows - Years ended March 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the Consolidated Financial Statements.

b)	Exhibits

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 25, 2023).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed on May 10, 2019).

4.1	Base Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Current Report on Form 8-K filed on August 12, 2019).

4.2	First Supplemental Indenture, dated August 12, 2019, by and between the Company and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Company's Current Report on Form 8-K filed on August 12, 2019).

4.3	Description of securities registered under section 12.

10.1	Amended and Restated Credit Agreement, dated as of April 5, 2024, by and among the Company, the guarantors and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the joint lead arrangers and joint bookrunners party thereto. (incorporated by reference from exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 8, 2024).

10.2.2 *	Mesa Laboratories, Inc. 2014 Equity Plan (incorporated by reference from Exhibit 10.2.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.2.3 *	Mesa Laboratories, Inc 2021 Equity Incentive Plan (incorporated by reference from Exhibit 10.2.3 to the Company's Annual Form 10-K filed on May 31, 2022).

10.3.1 *	Form of 2014 Equity Plan Option Award Agreement (incorporated by reference from Exhibit 10.3.1 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.3.2 *	Form of 2014 Equity Plan Option Award Agreement as amended (incorporated by reference from Exhibit 10.3.2 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.3.3 *	Form of 2023 Performance Stock Unit Agreement, issued under the 2021 Equity Plan (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 4, 2022).

10.3.4 *	Form of 2021 Equity Incentive Plan Option Award Agreement (incorporated by reference from Exhibit 10.3.7 to the Company's form S-8 filed on August 30, 2021).

10.3.5 *	Form of Confidentiality, Non-Compete and Non-Solicitation Agreement (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.3.6 *	Form of 2024 Performance Stock Unit Agreement, issued under the 2021 Equity Incentive Plan, as Amended.

10.3.7 *	Form of 2025 Performance Stock Unit Agreement, issued under the 2021 Equity Incentive Plan, as Amended.

10.5.1 * α	First Amended and Restated Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and Gary Owens (incorporated by reference from Exhibit 10.5.1 to the Company's Current report on Form 8-K filed on September 29, 2021).

10.5.2 * α	First Amended and Restated Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and John Sakys (incorporated by reference from Exhibit 10.5.2 to the Company's Current report on Form 8-K filed on September 29, 2021).

10.5.3 * α	Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and Brian Archbold (incorporated by reference from Exhibit 10.5.4 to the Company's Current report on Form 8-K filed on September 29, 2021).

19.1	Mesa Laboratories, Inc. Insider Trading Policy and Standards with Respect to Confidentiality and Certain Securities Transactions (incorporated by reference from Exhibit 19.1 to the Company's Annual Form 10-K filed on June 28, 2024).

21.1	Subsidiaries of Mesa Laboratories, Inc.

23.1	Consent of Moss Adams LLP.

23.2	Consent of RSM US LLP.

23.3	Consent of Plante & Moran, PLLC.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

97.1	Mesa Laboratories, Inc. Executive Compensation Clawback Policy (incorporated by reference from exhibit 97.1 to the Company's Annual Form 10-K filed on June 28, 2024).

101.INS+	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Indicates a management contract or compensatory plan, contract or arrangement.

α Mesa Laboratories, Inc. has entered into an Executive Employment Agreement with each of Gary M. Owens, John V. Sakys, and Brian Archbold.

+ Filed electronically herewith.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: May 28, 2025	By:	/s/ Gary M. Owens
Gary M. Owens
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/John J. Sullivan, Ph.D.	Chairman of the Board of Directors	May 28, 2025
John J. Sullivan

/s/Gary M. Owens	Chief Executive Officer, President, and Director	May 28, 2025
Gary M. Owens

/s/John V. Sakys	Chief Financial Officer and	May 28, 2025
John V. Sakys	Chief Accounting Officer, and Treasurer

/s/Jennifer S. Alltoft	Director	May 28, 2025
Jennifer S. Alltoft

/s/Mark C. Capone	Director	May 28, 2025
Mark C. Capone

/s/Shannon M. Hall	Director	May 28, 2025
Shannon M. Hall

/s/Shiraz S. Ladiwala	Director	May 28, 2025
Shiraz S. Ladiwala

/s/Tony Tripeny	Director	May 28, 2025
Tony Tripeny