Form 10-Q
period 2025-06-30
MESA LABORATORIES INC /CO/
filed 2025-08-05
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,501,454 shares of the Issuer’s common stock, no par value, outstanding as of July 29, 2025.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30,	March 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$21,279	$27,321
Accounts receivable, less allowance for credit losses of $1,190 and $1,186, respectively	39,068	41,970
Inventories	28,106	25,365
Prepaid expenses and other current assets	9,805	8,029
Total current assets	98,258	102,685
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $27,827 and $26,421, respectively	31,692	32,333
Deferred tax asset	1,474	1,371
Other assets	18,868	18,324
Customer relationships, net	73,524	72,880
Other intangibles, net	23,877	23,995
Goodwill	188,050	181,760
Total assets	$435,743	$433,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,270	$5,747
Accrued payroll and benefits	10,426	17,858
Unearned revenues	15,077	14,710
Other accrued expenses	16,070	24,601
Term loan, current portion	4,219	3,750
Convertible notes, current portion, net of debt issuance costs	97,432	97,297
Total current liabilities	149,494	163,963
Noncurrent liabilities:
Deferred tax liability	$21,563	20,181
Other noncurrent liabilities	12,657	12,472
Term loan, noncurrent portion, net of discounts and debt issuance costs	65,533	66,902
Revolving line of credit	14,000	10,000
Total liabilities	263,247	273,518
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,501,454 and 5,455,421 shares, respectively	361,361	358,541
(Accumulated deficit)	(185,067)	(188,936)
Accumulated other comprehensive (loss)	(3,798)	(9,775)
Total stockholders’ equity	172,496	159,830
Total liabilities and stockholders’ equity	$435,743	$433,348

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2025	2024
Revenues	$59,543	$58,170
Cost of revenues	22,604	20,921
Gross profit	36,939	37,249
Operating expense:
Selling	10,933	10,116
General and administrative	17,958	16,818
Research and development	4,984	4,735
Total operating expense	33,875	31,669
Operating income	3,064	5,580
Non-operating (income) expense:
Interest expense and amortization of debt issuance costs	2,198	2,842
(Gain) on extinguishment of convertible notes	-	(2,887)
Other (income) expense, net	(6,146)	1,720
Total non-operating (income) expense, net	(3,948)	1,675
Earnings before income taxes	7,012	3,905
Income tax expense	2,270	517
Net income	$4,742	$3,388

Earnings per share:
Basic	$0.87	$0.63
Diluted	$0.85	$0.62

Weighted-average common shares outstanding:
Basic	5,465	5,397
Diluted	5,553	5,424

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2025	2024

Net income	$4,742	$3,388
Other comprehensive income:
Foreign currency translation adjustments	5,977	452
Comprehensive income	$10,719	$3,840

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2025	5,455,421	$358,541	$(188,936)	$(9,775)	$159,830
Vesting of restricted stock units	57,348	-	-	-	-
Tax withholding on vesting of restricted stock units	(11,315)	(1,061)	-	-	(1,061)
Dividends paid, $0.16 per share	-	-	(873)	-	(873)
Stock-based compensation expense	-	3,881	-	-	3,881
Foreign currency translation	-	-	-	5,977	5,977
Net income	-	-	4,742	-	4,742
June 30, 2025	5,501,454	$361,361	$(185,067)	$(3,798)	$172,496

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Vesting of restricted stock units	20,858	-	-	-	-
Tax withholding on vesting of restricted stock units	(6,194)	(571)	-	-	(571)
Dividends paid, $0.16 per share	-	-	(863)	-	(863)
Stock-based compensation expense	-	2,928	-	-	2,928
Foreign currency translation	-	-	-	452	452
Net income	-	-	3,388	-	3,388
June 30, 2024	5,409,155	$345,999	$(180,969)	$(14,303)	$150,727

*Accumulated Other Comprehensive (Loss) Income

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$4,742	$3,388
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,404	1,404
Amortization of intangible assets	4,553	4,061
Stock-based compensation expense	3,881	2,928
Gain on extinguishment of convertible notes	-	(2,887)
Amortization of step-up in inventory basis	-	778
Foreign currency adjustments	(5,986)	826
Other	1,250	583
Cash from changes in operating assets and liabilities:
Accounts receivable, net	3,436	3,482
Inventories	(3,290)	(671)
Prepaid expenses and other assets	(2,436)	(451)
Accounts payable	212	(388)
Accrued liabilities and taxes payable	(5,928)	(1,391)
Unearned revenues	55	(919)
Net cash provided by operating activities	1,893	10,743
Cash flows from investing activities:
Purchases of property, plant and equipment	(1,009)	(891)
Net cash (used in) investing activities	(1,009)	(891)
Cash flows from financing activities:
Proceeds from debt borrowings	10,500	73,465
Debt repayments	(7,438)	(9,438)
GKE acquisition-related holdback payment	(9,555)	-
Repurchase of convertible notes	-	(71,560)
Dividends paid	(873)	(863)
Other financing, net	(1,061)	(1,023)
Net cash (used in) financing activities	(8,427)	(9,419)
Effect of exchange rate changes on cash and cash equivalents	1,501	(175)
Net (decrease) increase in cash and cash equivalents	(6,042)	258
Cash and cash equivalents at beginning of period	27,321	28,214
Cash and cash equivalents at end of period	$21,279	$28,472

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

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and Asia Pacific, and by independent distributors throughout the world.

As of June 30, 2025, we managed our operations in four reportable segments, or divisions:

●	Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries.

●	Biopharmaceutical Development - develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biotherapeutic therapies, among other applications.

●	Calibration Solutions - develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, environmental and process monitoring, gas flow and torque testing.

●	Clinical Genomics - develops, manufactures and sells highly sensitive high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing for a broad range of research applications in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics, oncology related applications and toxicology research.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of our financial position and results of operations. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Condensed Consolidated Financial Statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We made no material changes to the application of our significant accounting policies disclosed in our annual report on Form 10-K. This report should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended  March 31, 2025.

Our fiscal year ends on March 31. References in this report to a particular “year” or “quarter” refer to our fiscal year or fiscal quarters, respectively.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressures, the overall effects of economic uncertainty, regulatory changes, and other factors. Changes in, and the resulting effects of, potential government trade, stimulus or fiscal and monetary policies, interest rates, foreign currency values, supply chains, demand for goods and services, global or regional recession, or other circumstances cannot be reliably predicted. Actual results could differ from our estimates.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described below, they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements. We have not adopted any new accounting standards in fiscal year 2026.

Recently Issued Accounting Pronouncements

In  December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." ASU No. 2023-09, which enhances the transparency, effectiveness and comparability of income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024 (our fiscal year 2026), with early adoption and prospective or retrospective application permitted. Other than presentation of additional disaggregated data in our income tax footnote disclosures for annual periods, we do not expect the adoption of ASU No. 2023-09 to have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU No. 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after December 15, 2026 (our fiscal year 2028 for annual periods) and interim periods within fiscal years beginning after December 15, 2027 (our fiscal year 2029 for interim periods), with early adoption and prospective or retrospective application permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statements and disclosures, and we currently expect to increase the level of disclosed detail once adopted.

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

We evaluate our revenues internally based on business division and the nature of goods and services provided.

The following tables present disaggregated revenues for the three months ended June 30, 2025 and 2024, respectively:

	Three Months Ended June 30, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$23,011	$3,836	$841	$8,085	$35,773
Hardware and software	89	4,288	6,975	1,217	12,569
Services	2,310	3,362	4,534	995	11,201
Total revenues	$25,410	$11,486	$12,350	$10,297	$59,543

	Three Months Ended June 30, 2024
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$20,396	$3,922	$580	$8,112	$33,010
Hardware and software	169	4,837	6,886	2,183	14,075
Services	2,392	3,249	4,335	1,109	11,085
Total revenues	$22,957	$12,008	$11,801	$11,404	$58,170

Revenues from external customers are attributed to individual countries based on the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended June 30,
	2025	2024
United States	$27,646	$26,861
China	5,429	6,559
Other	26,468	24,750
Total revenues	$59,543	$58,170

No foreign country exceeded 10% of total revenues for the three months ended June 30, 2025.

Contract Balances

Our contracts have varying payment terms and conditions. Some customers prepay for products and services resulting in unearned revenues or customer deposits called contract liabilities, which are included within unearned revenues or other noncurrent liabilities in the accompanying unaudited Condensed Consolidated Balance Sheets. The significant majority of our revenues, related receivables and contract liabilities are generated from contracts with customers with original durations of 12 months or less. Contract liabilities will be recognized as revenue as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2025	$14,803
Prior year liabilities recognized in revenues during the three months ended June 30, 2025	(4,385)
Contract liabilities added during the three months ended June 30, 2025, net of revenues recognized	4,669
Contract liabilities as of June 30, 2025	$15,087

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

The financial instruments that subject us to the highest concentrations of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of June 30, 2025.

On April 5, 2024, we entered into separate, privately negotiated purchase agreements with a limited number of holders of our 1.375% convertible notes due  August 15, 2025 (the "Notes"), through which we repurchased $75,000 in aggregate principal amount of the Notes. See Note 6. "Indebtedness" for further information. As of June 30, 2025, we had remaining outstanding $97,500 aggregate principal amount of the Notes. We estimate the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period. The fair value of the Notes is approximately correlated to our stock price.

The estimated fair value and carrying amount of the Notes were as follows:

	June 30, 2025		March 31, 2025
	Carrying Value	Fair Value (Level 2)	Carrying Value	Fair Value (Level 2)
Notes	$97,432	$96,708	$97,297	$95,063

The carrying amounts of our term loan and revolving line of credit (together, the "Credit Facility") approximate fair value due to the variable interest rate pricing on the debt, with the balance bearing an interest rate approximating current market rates.

There were no nonrecurring fair value adjustments or transfers between the levels of the fair value hierarchy during the three months ended June 30, 2025.

Note 4. Supplemental Information

Inventories consisted of the following:

	June 30, 2025	March 31, 2025
Raw materials	$16,089	$14,775
Work in process	626	560
Finished goods	11,391	10,030
Total inventories	$28,106	$25,365

Prepaid expenses and other current assets consisted of the following:

	June 30, 2025	March 31, 2025
Prepaid expenses	$4,302	$2,364
Deposits	1,732	1,752
Prepaid income taxes	465	1,040
Other current assets	3,306	2,873
Total prepaid expenses and other current assets	$9,805	$8,029

Accrued payroll and benefits consisted of the following:

	June 30, 2025	March 31, 2025
Wages and paid-time-off payable	$4,013	$3,672
Payroll related taxes	3,277	2,475
Bonus payable	2,269	10,891
Other benefits payable	867	820
Total accrued payroll and benefits	$10,426	$17,858

In June 2025 we paid fiscal year 2025 bonuses that were accrued as of March 31, 2025.

Other accrued expenses consisted of the following:

	June 30, 2025	March 31, 2025
Accrued business taxes	$6,039	$5,996
Current operating lease liabilities	3,752	3,523
Income taxes payable	2,419	2,157
GKE acquisition holdback	-	9,315
Other	3,860	3,610
Total other accrued expenses	$16,070	$24,601

In April 2025, we remitted payment to the GKE sellers to settle the GKE acquisition holdback liability in full.

Depreciation expense was as follows:

	Three Months Ended June 30,
	2025	2024
Depreciation expense in cost of revenues	$810	$862
Depreciation expense in operating expense	594	542
Total depreciation expense	$1,404	$1,404

Note 5. Goodwill and Intangible Assets, Net

Intangible assets other than goodwill consisted of the following:

	June 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$197,565	$(124,041)	$73,524	$190,069	$(117,189)	$72,880
Other intangibles	62,849	(38,972)	23,877	61,192	(37,197)	23,995
Total intangible assets	$260,414	$(163,013)	$97,401	$251,261	$(154,386)	$96,875

Amortization expense for intangible assets was as follows:

	Three Months Ended June 30,
	2025	2024
Amortization in cost of revenues	$702	$647
Amortization in general and administrative	3,851	3,414
Total	$4,553	$4,061

For the following fiscal years ending March 31, future amortization expense is estimated as follows, based on foreign currency exchange rates as of June 30, 2025:

Fiscal Year	Amortization Expense
Remainder of 2026	$13,338
2027	17,261
2028	16,620
2029	16,047
2030	11,360

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
March 31, 2025	$79,408	$48,211	$37,213	$16,928	$181,760
Effect of foreign currency translation	4,450	1,632	73	135	6,290
June 30, 2025	$83,858	$49,843	$37,286	$17,063	$188,050

Note 6. Indebtedness

Credit Facility

Our senior secured credit agreement, as previously amended, includes:

(i)	A revolving credit facility with an aggregate principal amount of up to $125,000 (the "Revolver"),
(ii)	A term loan with a maximum principal amount of $75,000, which is subject to escalating quarterly principal payments (the "Term Loan"),
(iii)	A swingline loan with an aggregate principal amount not exceeding $5,000, and
(iv)	Letters of credit with an aggregate stated amount not exceeding $2,500 at any time.

We refer to the agreement in whole as the “Credit Facility.” The Credit Facility matures in April 2029 and allows us to use proceeds from borrowings to redeem some or all of our Notes.

Amounts borrowed under the Credit Facility bear interest at either a base rate or a SOFR rate plus an applicable spread ranging from 1.5% to 3.5%, depending on our total net leverage ratio. The weighted average interest rate on borrowings under the Credit Facility as of  June 30, 2025 was 7.2%.

The financial covenants in the Credit Facility include a maximum leverage ratio of 4.0 to 1.0 on each of the testing dates between March 31, 2025 and March 31, 2026 and 3.5 to 1.0 on each testing date thereafter. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0 and a maximum senior net leverage ratio of 3.5 to 1. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  June 30, 2025, we were in compliance with all covenants under the Credit Facility.

Term Loan

We borrowed $75,000 under the Term Loan on  April 5, 2024, to fund the privately negotiated repurchases of a portion of our Notes (see “Convertible Notes” below). During the three months ended June 30, 2025, we made required quarterly principal payments on the Term Loan of $938.

We are required to make quarterly principal payments on the Term Loan. For the following fiscal years ending March 31, future debt payments on the Term Loan are required as follows:

Fiscal Year	Amount
Remainder of 2026	$2,813
2027	5,625
2028	5,625
2029	7,500
2030	48,750
Total principal remaining	$70,313

The net carrying amount of the Term Loan was as follows:

	June 30, 2025	March 31, 2025
Term Loan	$70,313	$71,250
Less: discount and debt issuance costs	(561)	(598)
Less: current portion	(4,219)	(3,750)
Noncurrent portion	$65,533	$66,902

We recognized interest expense on the Term Loan as follows:

	Three Months Ended June 30,
	2025	2024
Interest expense (7.2% and 8.4% as of June 30, 2025 and 2024, respectively)	$1,292	$1,439
Amortization of discount and debt issuance costs	37	35
Total interest and amortization of discount and debt issuance costs	$1,329	$1,474

Revolver

As of  June 30, 2025, the outstanding balance under the Revolver was $14,000, and $111,000 was available for borrowing. Subsequent to  June 30, 2025, we repaid an additional $3,000 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio. In July 2025, we paid $77 in unused commitment fees for the three months ended June 30, 2025.

The balance of unamortized customary lender fees related to the Revolver was $1,128 and $1,203 as of  June 30, 2025 and  March 31, 2025, respectively.

Convertible Notes

On August 12, 2019, we issued an aggregate principal amount of $172,500 of the Notes. The net proceeds from the Notes, after deducting underwriting discounts and commissions and other related offering expenses payable by us, were approximately $167,056. The Notes mature on August 15, 2025, unless earlier repurchased or converted, and bear interest at a rate of 1.375% payable semi-annually in arrears on February 15 and August 15 each year. The Notes are initially convertible, subject to certain conditions, at a conversion rate of 3.5273 shares of common stock per $1,000 principal amount of Notes, which is equivalent to an initial conversion price of approximately $283.50 per share of common stock.

On April 5, 2024, we entered into separate, privately negotiated transactions with certain holders of the Notes to repurchase $75,000 aggregate principal amount of the Notes for an aggregate repurchase price of $71,250 in cash, plus accrued and unpaid interest of $160. We accounted for the partial repurchase of the Notes as a debt extinguishment, which resulted in the recognition of a gain on extinguishment of $2,887 in other income on the unaudited Condensed Consolidated Statements of Income during the three months ended June 30, 2024. As of June 30, 2025, $97,500 in aggregate principal amount of the Notes remained outstanding, which we intend to pay using a combination of cash on hand and a draw on our Revolver.

Upon conversion, we will pay or deliver, as the case may be, cash, shares of our common stock, or a combination of both. Under the terms of the indenture, the Notes became convertible April 15, 2025, and will remain convertible until the close of business on the second scheduled trading day immediately preceding the maturity date ( August 13, 2025). No Notes have been converted as of the date of this filing. As of June 30, 2025, the Notes were classified as a current liability on our unaudited Condensed Consolidated Balance Sheets. The if-converted value of the Notes did not exceed the principal balance as of  June 30, 2025.

The net carrying amount of the Notes was as follows:

	June 30, 2025	March 31, 2025
Principal outstanding	$97,500	$97,500
Unamortized debt issuance costs	(68)	(203)
Net carrying value	$97,432	$97,297

We recognized interest expense on the Notes as follows:

	Three Months Ended June 30,
	2025	2024
Coupon interest expense at 1.375%	$335	$367
Amortization of debt issuance costs	135	145
Total interest and amortization of debt issuance costs	$470	$512

The effective interest rate on the Notes is approximately 1.9%.

Note 7. Stockholders' Equity

Stock-Based Compensation

During the three months ended June 30, 2025, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Mesa Laboratories, Inc. Amended and Restated 2021 Equity Incentive Plan, which authorizes the issuance of 660 shares of common stock to eligible participants. Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Income.

The following is a summary of RSU and PSU award activity for the three months ended June 30, 2025:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Outstanding as of March 31, 2025	145	$106.54	85	$166.31
Awards granted(1)	90	95.31	44	99.56
Awards forfeited	(2)	104.02	-	-
Awards distributed	(53)	114.67	(4)	174.73
Outstanding as of June 30, 2025	180	$98.57	125	$142.39

(1)	Balances for PSUs granted are reflected at target.

Outstanding time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. RSUs granted to employees during the three months ended June 30, 2025 vest in equal installments on June 15, 2026, June 13, 2027 and June 13, 2028. We generally recognize the expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period, or for time-based RSUs granted to participants who qualify as retirement-eligible under our plan, over a shortened service period.

We grant PSUs to certain key employees. The number of shares earned is determined at the end of each performance period based on our achievement of certain pre-defined targets in accordance with the related award agreement. Outstanding PSUs vest upon completion of service periods described in the award agreements. We recognize expense for PSUs based on the probable outcome of achieving performance targets on a straight-line basis over the service period.

During the three months ended June 30, 2025, the Compensation Committee of the Board of Directors approved a grant of 44 PSUs at target (“the FY26 PSUs”) to eligible employees. The FY26 PSUs have a grant date fair value of $99.56 per unit and are subject to both service and market-based performance conditions. The service period and market performance measurement period is from June 15, 2025 through June 15, 2028. The number of shares that will be earned based on market performance will range from 0% to 200% of the target number of shares. If the defined minimum targets are not met, no shares will vest.

As of June 30, 2025, there were 134 shares subject to options outstanding, with a weighted average exercise price per share of $190.87 and a remaining contractual life of 2.8 years. Our Compensation Committee has not granted options to any plan participants in the past two fiscal years.

Note 8. Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended June 30,
	2025	2024
Net income available for shareholders	$4,742	$3,388
Weighted average outstanding shares of common stock	5,465	5,397
Dilutive effect of stock options	-	-
Dilutive effect of RSUs and PSUs	88	27
Fully diluted shares	5,553	5,424

Basic earnings per share	$0.87	$0.63
Diluted earnings per share	$0.85	$0.62

Potentially dilutive securities include stock options and unvested time and performance based RSUs (collectively "stock awards"), as well as common shares underlying our Notes. Stock awards are excluded from the calculation of diluted EPS if they are subject to performance or market conditions that have not yet been achieved as of our reporting date, or if they are antidilutive.

The following potentially dilutive securities were excluded from the calculation of diluted EPS:

	Three Months Ended June 30,
	2025	2024
Assumed conversion of the Notes	344	373
Stock awards that were anti-dilutive	161	209
Total securities excluded from diluted EPS	505	582

Shares underlying the Notes were excluded from the diluted EPS calculation for the three months ended June 30, 2025 and 2024 as the impact of the assumed conversion of the Notes calculated under the if-converted method was antidilutive.

Note 9. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended June 30,
	2025	2024
Income tax expense	$2,270	$517
Effective tax rate	32.4%	13.2%

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

The change in the effective tax rate for three months ended June 30, 2025 compared to the prior year period is primarily due to prior year valuation allowance adjustments related to our operations in Germany, as well as an increase in German statutory taxes in the current fiscal year. The effective tax rate for the three months ended June 30, 2025 differed from the statutory federal rate of 21% primarily due to the valuation allowances previously established on the U.S. deferred taxes and varying applicable tax rates in foreign jurisdictions.

In July 2025, certain key elements of the Tax Cuts and Jobs Act that were previously temporary were made permanent, including 100% bonus depreciation, the expensing of domestic research costs, and the limitation on business interest expense deductions. Accounting Standards Codification Topic 740, Income Taxes, requires the effects of enacted changes in tax laws and rates on deferred tax balances to be recognized in the period of enactment. We are currently evaluating the impact updated regulations will have on our Consolidated Financial Statements beginning in the second quarter of fiscal year 2026.

Note 10. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of  June 30, 2025, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows.

Note 11. Segment Information

Segment information is prepared on the same basis that our chief operating decision maker ("CODM"), our CEO, uses to manage our segments, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. Our CODM uses segment revenues, organic revenues growth (non-GAAP), and gross profit to allocate resources and to assess segment performance. Monthly, the CODM reviews forecast-to-actual and prior-to-current period variances in segment revenue and in segment gross profit to inform decisions regarding capital and personnel deployment. Our CODM also reviews non-GAAP adjusted operating income, defined as operating income excluding non-cash items such as depreciation, amortization and stock-based compensation, to further manage operations.

The following tables set forth our segment information:

Three months ended June 30, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$25,410	$11,486	$12,350	$10,297	$59,543
Less
Depreciation in cost of revenues	450	89	105	166	810
Amortization in cost of revenues	139	372	-	191	702
Other cost of revenues (b)	6,655	4,719	5,203	4,515	21,092
Total segment cost of revenues	7,244	5,180	5,308	4,872	22,604
Gross Profit (c)	$18,166	$6,306	$7,042	$5,425	$36,939

Reconciling items:
Operating expense					$33,875
Operating income					3,064
Nonoperating (income), net					(3,948)
Earnings before income taxes					$7,012

Three months ended June 30, 2024	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$22,957	$12,008	$11,801	$11,404	$58,170
Less
Depreciation in cost of revenues	419	46	185	212	862
Amortization in cost of revenues	111	345	-	191	647
Non-cash GKE inventory step-up amortization	778	-	-	-	778
Other cost of revenues (b)	6,091	3,658	4,374	4,511	18,634
Total segment cost of revenues	7,399	4,049	4,559	4,914	20,921
Gross Profit (c)	$15,558	$7,959	$7,242	$6,490	$37,249

Reconciling items:
Operating expense					$31,669
Operating income					5,580
Nonoperating expense, net					1,675
Earnings before income taxes					$3,905

(a)

Intersegment revenues are not significant and are eliminated to arrive at consolidated totals. Revenues as presented are consistent with GAAP measurement principles and our CODM's review of segment information.

(b)

Other segment cost of revenues for each reportable segment includes product costs, personnel costs (including stock-based compensation), and other manufacturing and overhead costs necessary to produce and sell our products and services, excluding depreciation, amortization and any non-cash inventory step-up amortization expense.

(c)	Gross profit as presented is consistent with GAAP measurement principles and our CODM's review of segment information.

The following table sets forth inventories by reportable segment. Our CODM is not provided with and does not regularly review any other segment asset information.

	June 30,	March 31,
	2025	2025
Sterilization and Disinfection Control	$6,269	$5,545
Biopharmaceutical Development	5,944	4,934
Calibration Solutions	5,887	5,110
Clinical Genomics	10,006	9,776
Total inventories	$28,106	$25,365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; and adequacy of capital resources and financing plans constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “target,” “expect,” “anticipate,” “plan,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; potential reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies such as tariffs, and changes in medical device regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of actions taken to become more efficient or lower costs; supply chain challenges; cost pressures; laws regulating fraud and abuse in our industries, privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2025 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and Asia Pacific, and by independent distributors throughout the world.

As of June 30, 2025, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development, Calibration Solutions, and Clinical Genomics. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

Corporate Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. We commit to our purpose of Protecting the Vulnerable® every day by taking a customer-focused approach to developing, building and delivering our products and services. We serve a broad set of industries, in particular the pharmaceutical, healthcare and medical device sectors, in which the safety, quality and efficacy of products is critical. By delivering the highest quality products possible, we are committed to protecting the communities we serve.

Organic Revenues Growth

Organic revenues growth is driven by expansion of our customer base, increases in sales volumes, new product offerings and price increases, and may be affected positively or negatively by the impact of changes in foreign currency rates on our reported revenues. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, currency exchange rates, and the introduction of new products. Our policy is to price our products and services competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1. We evaluate the need to increase prices at other times of the year in response to significant facts and circumstances that may arise, such as increases in the price of inputs to our products, or in response to changes in government or regulatory policies, for example, due to the imposition of tariffs.

Inorganic Growth - Acquisitions

Over the past decade, we have consummated a number of acquisitions of businesses, technologies, or intangibles such as customer lists, as part of our growth strategy. Our acquisitions have allowed us to expand our product offerings and the industries we serve, globalize our company, and increase the scale at which we operate. In turn, this growth affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®.

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our businesses by implementing efficiencies in our manufacturing, commercial, engineering and administrative operations. We achieve efficiencies using the Mesa Way, our customer-centric, lean-based system for continuously improving our operations. The Mesa Way is built on four key pillars: "Measuring What Matters" based on our customers' perspectives and setting high standards of performance; "Empowering Teams" to improve operationally and to exceed customer expectations; "Sustainably Improving" using lean-based tools designed to help us identify and prioritize the best opportunities; and "Always Learning" to continuously build knowledge and capabilities to drive long-term performance.

Our gross profit is affected by many factors, including the types of products and services sold and the geographical region in which we sell them, labor and product costs (including costs of transporting, importing and exporting goods, and associated tariffs), manufacturing efficiencies, foreign currency rates and price competition. Historically, as we have integrated acquisitions into our business and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately our mix of revenues will continue to impact our overall gross profit.

We continuously pursue opportunities to improve the efficiency of our administrative functions, including through the use of process automation and artificial intelligence.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team-based approach. Indeed, it is our exceptionally talented workforce that works together to find ways to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

We are a global company with multinational operations. During the three months ended June 30, 2025, approximately 54% of our revenues were earned outside of the United States. Our geographic and industry diversity presents both opportunities and challenges, including those associated with operating in varied economic environments, complying with increasing regulatory requirements including tariffs and reciprocal tariffs, navigating global labor trends and costs, adapting to technology changes in served markets, pursuing expansion opportunities in high-growth markets, and monitoring foreign currency impacts against the U.S. dollar ("USD"). Our continued revenues growth will depend on our ability to (i) expand business with new and existing customers through ongoing commercial efforts, (ii) identify, consummate and integrate acquisitions successfully, and (iii) develop or acquire differentiated products and services. We strive to maintain our profitability by improving the effectiveness of our sales force, by continuing to pursue cost reduction initiatives, and by taking a long-term strategic approach to investments in our business that we believe will support future commercial success.

During the first quarter of fiscal year 2026, our revenues increased 2.4% versus the comparable prior year period, primarily as a result of organic revenues growth in our Sterilization and Disinfection Control and Calibration Solutions divisions, partially offset by revenues declines in our Clinical Genomics and Biopharmaceutical Development divisions.

Gross profit as a percentage of revenues decreased 2.0 percentage points to 62.0% in the first quarter of fiscal year 2026 versus the comparable prior year period; however, the direct impact of tariffs on our gross profit percentage for the first quarter of fiscal year 2026 was modest. Operating expenses increased 7.0% for the three months ended June 30, 2025 versus the comparable prior year period. Changes in global markets, including the weakening of the U.S. dollar, current tariffs and inflationary pressures, and economic uncertainty during the three months ended June 30, 2025 have resulted in higher reported costs of revenues and operating expenses. We expect that the impact of current tariffs will continue to apply upward pressure on our costs. In future periods, we expect to partially offset the operating profit impact of the enacted tariff with price increases, supply chain adjustments, surcharges, and additional productivity and cost savings actions; however, we cannot predict the impact rising costs will ultimately have on our operating profits.

We source parts and materials from vendors and sell to customers throughout the world. Beginning in the first quarter of fiscal year 2026, the U.S. implemented significant tariffs on imports from a wide range of countries, which prompted retaliatory tariffs by a number of countries, resulting in some cases in a cycle of further retaliatory tariffs by both the U.S. and other countries. In early April 2025, actions were taken by the U.S. and certain other countries to delay the effective date of certain of these tariffs, but a number of the new tariffs remain in effect, including significant tariffs between the U.S. and China. In addition to changes in trade policy, there have been a number of international and domestic policy and regulatory changes in recent years that have resulted in uncertainty and in some cases, slower selling cycles for our instruments.

Our Sterilization and Disinfection Control and Calibration Solutions division benefited from strong commercial execution and increased orders in the first quarter of fiscal year 2026 compared to the same period in fiscal year 2025. Both the Biopharmaceutical Development and Clinical Genomics divisions experienced challenges presented by changing global trade and regulatory environments, including the impact of tariffs and uncertainty regarding their duration and magnitude, which contributed to delays in customer purchasing decisions.

The strengthening of foreign currencies against the U.S. dollar increases our reported revenues, gross profit margins, operating expenses and other income, and impacts the comparability of our results between periods. Conversely, the strengthening of the U.S. dollar against other major currencies would adversely impact our revenues and results of operations overall.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements (Unaudited).

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Three Months Ended June 30,
amounts in thousands, except percent data	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	$25,410	$22,957	10.7%	4.9%	71.5%	67.8%
Biopharmaceutical Development	11,486	12,008	(4.3%)	21.4%	54.9%	66.3%
Calibration Solutions	12,350	11,801	4.7%	3.0%	57.0%	61.4%
Clinical Genomics	10,297	11,404	(9.7%)	(14.7%)	52.7%	56.9%
Total	$59,543	$58,170	2.4%	2.5%	62.0%	64.0%

(a)	Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Measures" below for further information and for a reconciliation of organic revenues growth to total revenues growth. Organic revenues growth in our Sterilization and Disinfection Control division for the three months ended June 30, 2024 differed from total GAAP revenues growth due to the acquisition of GKE; for all other amounts presented, GAAP revenues growth is equivalent to organic revenues growth.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Revenues	$59,543	$58,170	2.4%
Gross profit	36,939	37,249	(0.8%)
Operating expense	33,875	31,669	7.0%
Operating income	3,064	5,580	(45.1%)
Net income	$4,742	$3,388	40.0%

Reportable Segments

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device and healthcare industries. The division also provides testing and laboratory services, mainly to the dental and pharmaceutical industries. Sterilization and Disinfection Control products are disposable and are used on a routine basis.

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Revenues	$25,410	$22,957	10.7%
Gross profit	18,166	15,558	16.8%
Gross profit as a % of revenues	71.5%	67.8%	3.7 pt

The Sterilization and Disinfection Control division's revenues increased 10.7% for the three months ended June 30, 2025 versus the comparable prior year period. Growth was driven by strong commercial execution resulting in increased sales volumes, and to a lesser extent, increased order fulfillments of our past due backlog as our manufacturing productivity increased, as well as the benefit of higher reported revenues as the euro strengthened against the U.S. dollar. We reduced our past due backlog by approximately $0.8 million compared to March 31, 2025.

Gross profit as a percentage of revenues increased 3.7 percentage points for three months ended June 30, 2025, primarily as a result of a $0.8 million charge for non-cash inventory step-up amortization related to the GKE acquisition that was recorded in the comparable prior year period, and to a lesser extent, favorable foreign currency impacts. Excluding the impact of non-cash inventory step-up amortization, gross profit as a percentage of revenue would have been 71.5% and 71.2% for the three months ended June 30, 2025 and 2024, respectively.

Biopharmaceutical Development

Our Biopharmaceutical Development division ("BPD") develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Revenues	$11,486	$12,008	(4.3%)
Gross profit	6,306	7,959	(20.8%)
Gross profit as a % of revenues	54.9%	66.3%	(11.4 pt)

The Biopharmaceutical Development division's revenues decreased 4.3% for the three months ended June 30, 2025 versus the comparable prior year period. The decline in revenues for the three months ended June 30, 2025 was driven by the timing of customer immunoassays order placements, including order delays as customers navigate purchasing decisions amid evolving macroeconomic uncertainty and tariff conditions, partially offset by higher reported revenues from the strengthening of the euro against the U.S. dollar. While revenues from hardware, and to a lesser extent consumables, declined, revenues from services increased 3.5% for the three months ended June 30, 2025 versus the comparable prior year period.

Gross profit as a percentage of revenues for the Biopharmaceutical Development division decreased 11.4 percentage points for the three months ended June 30, 2025. The decrease was primarily due to unfavorable product mix as higher-margin immunoassays revenues comprised approximately 68% of the division’s total revenues, versus approximately 76% in the comparable prior year period, and decreased revenues. Additionally, a large percentage of the division’s cost of goods is denominated in Swedish krona, which appreciated approximately 12% against the U.S. dollar for the three months ended June 30, 2025 versus the comparable prior year period. We do not expect the peptides mix to remain at elevated levels throughout the rest of fiscal year 2026, and as a result, we anticipate gross margin percentage for the Biopharmaceutical Development division will improve.

Calibration Solutions

The Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, environmental and process monitoring, gas flow and torque testing.

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Revenues	$12,350	$11,801	4.7%
Gross profit	7,042	7,242	(2.8%)
Gross profit as a % of revenues	57.0%	61.4%	(4.4 pt)

The Calibration Solutions division's revenues increased 4.7% for the three months ended June 30, 2025 versus the comparable prior year period, primarily due to commercial efforts to renew contracts with larger customers that incentivized utilization of our service offerings, particularly in our renal care product line and, to a lesser extent, price increases.

The Calibration Solutions division's gross profit as a percentage of revenues decreased 4.4 percentage points for the three months ended June 30, 2025 versus the comparable prior year period, primarily due to increased labor costs, as we have hired additional employees to support future growth, and to a lesser extent as a result of increased manufacturing input costs, primarily due to tariffs, and product mix.

Clinical Genomics

The Clinical Genomics division develops, manufactures and sells highly sensitive high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing for a broad range of research applications in several therapeutic areas, such as screenings for hereditary diseases, pharmacogenetics, oncology related applications and toxicology research.

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Revenues	$10,297	$11,404	(9.7%)
Gross profit	5,425	6,490	(16.4%)
Gross profit as a % of revenues	52.7%	56.9%	(4.2 pt)

The Clinical Genomics division's revenues decreased 9.7% for the three months ended June 30, 2025 versus the comparable prior year period, primarily due to lower sales in China as a result of macroeconomic, regulatory and tariff uncertainty. Decreases in China were partially offset by 18.6% increases in revenues in the United States, primarily from consumables, as we execute our new product development and commercial strategy. While we anticipate revenues growth in the U.S. and Europe in the remainder of the fiscal year, we expect revenues from China over the remainder of the fiscal year to continue to decrease compared to the prior year.

Gross profit percentage for the Clinical Genomics division decreased 4.2 percentage points for the three months ended June 30, 2025 versus the comparable prior year period, primarily due to lower revenues on a partially fixed cost base.

Operating Expense

Operating expense increased 7.0% for the three months ended June 30, 2025 versus the comparable prior year period. Reported selling, general and administrative, and research and development expenses increased due to the weakening of the U.S. dollar against the euro and Swedish krona for the three months ended June 30, 2025 compared to the prior year period.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Selling expense	$10,933	$10,116	8.1%
As a percentage of revenues	18.4%	17.4%	1.0 pt

Selling expense for the three months ended June 30, 2025 increased 8.1% versus the comparable prior year period. The increase is primarily attributable to investments in additional personnel expenses in an effort to continue to drive higher organic growth.

General and Administrative Expense

Labor costs, amortization of intangible assets, and non-cash stock-based compensation drive the substantial majority of our general and administrative expense.

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
General and administrative expense	$17,958	$16,818	6.8%
As a percentage of revenues	30.2%	28.9%	1.3 pt

General and administrative expense increased 6.8%, primarily due to higher personnel costs, including increased non-cash stock-based compensation resulting from an adjustment to performance-based awards to reflect achievement against targets through June 30, 2025. Increases to stock-based compensation expense were partially offset by lower consulting and professional services expenses, as our prior year results included consulting costs related to integrating GKE into our enterprise resource planning system.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Research and development expense	$4,984	$4,735	5.3%
As a percentage of revenues	8.4%	8.1%	0.3 pt

Research and development expenses increased slightly for the three months ended June 30, 2025 versus the comparable prior year period, primarily as a result of purchases of supplies to support project-specific research and development activities.

Non-Operating (Income) Expense, Net

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Interest expense and amortization of debt issuance costs	$2,198	$2,842	(22.7%)
(Gain) on extinguishment of convertible senior notes	-	(2,887)	N/A
Other (income) expense, net	(6,146)	1,720	(457.3%)
Non-operating (income) expense, net	$(3,948)	$1,675	(335.7%)

During the three months ended June 30, 2025, the U.S. dollar weakened against the euro. As a result, we recognized unrealized foreign currency gains of approximately $6.1 million from an intercompany U.S. dollar-denominated loan issued in fiscal year 2024 to one of our wholly owned, euro-denominated subsidiaries.

We incurred less interest expense during the three months ended June 30, 2025 versus the comparable prior year period primarily due to lower balances outstanding under our revolving line of credit in fiscal 2026, and to a lesser extent due to lower interest rates on our floating rate debt. We expect interest expense to increase in each remaining quarter of fiscal year 2026 compared to the first quarter of 2026 as our convertible notes mature in August 2025 and will be replaced with a borrowings under our revolving line of credit that will bear interest at a higher rate.

The $2.9 million gain on extinguishment of the convertible notes reported in the first quarter of fiscal year 2025 was a result of the settlement of $75.0 million aggregate principal of the notes during that period.

Income Taxes

	Three Months Ended June 30,		Total
amounts in thousands, except percent data	2025	2024	Change
Income tax expense	$2,270	$517	339.1%
Effective tax rate	32.4%	13.2%	19.2 pt

Our effective income tax rate was 32.4% for three months ended June 30, 2025 compared to 13.2% for the three months ended June 30, 2024. The change in the effective tax rate for three months ended June 30, 2025 compared to the prior year period is primarily due to prior year valuation allowance adjustments related to our operations in Germany and an increase in German statutory taxes in the current fiscal year. The effective tax rate for the three months ended June 30, 2025 differed from the statutory federal rate of 21% primarily due to the valuation allowances previously established on the U.S. deferred taxes and varying applicable tax rates in foreign jurisdictions.

Our future effective income tax rate depends on various factors, such as changes in tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income

Net income varies with changes in revenues, gross profit, operating expense, and currency exchange rate fluctuations. Net income included $4.6 million, $3.9 million and $1.4 million of non-cash amortization of intangible assets, stock-based compensation expense, and depreciation expense, respectively, and currency gains of $6.2 million for the three months ended June 30, 2025.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash and cash equivalents on hand, and cash available from borrowings under our Credit Facility. We believe these sources of cash are sufficient to meet our ongoing operating requirements, scheduled debt service obligations, dividend payments and anticipated capital expenditures.

Historically, our more significant uses of cash have included acquisitions, payments on debt principal and interest obligations, and quarterly dividends paid to shareholders. In April 2025, we released a $9.6 million holdback payment related to the GKE acquisition. This amount was previously withheld from GKE’s purchase price to cover potential post-closing adjustments and indemnification obligations.

Working capital is the amount by which current assets exceed current liabilities. We had negative working capital of $(51.2) million and $(61.3) million as of June 30, 2025 and March 31, 2025, respectively. Our negative working capital balances are primarily due to the classification of the $97.5 million remaining principal on our Notes, due August 15, 2025, as a current liability on our Condensed Consolidated Balance Sheets. We held $21.3 million and $27.3 million in cash and cash equivalents as of June 30, 2025 and March 31, 2025, respectively.

We have an outstanding Revolver that allows us to borrow to up to $125.0 million. During fiscal year 2024, we borrowed a total of $71.0 million under the Revolver to fund the majority of the GKE acquisition and since then we have borrowed against the revolver from time to time to fund general corporate needs. As of June 30, 2025, $14.0 million remained outstanding. Subsequent to June 30, 2025, we repaid an additional $3,000 on the Revolver.

Including the current portion of our Term Loan and the Notes, principal debt payments due within the next twelve months total $101.7 million. We plan to fund the amounts due using a combination of cash on hand, draws against our Revolver, which had $111.0 million available as of June 30, 2025, and cash generated from operating activities until maturity.

Based on applicable interest rates and debt balances outstanding as of June 30, 2025, we expect to incur approximately $12.3 million in cash interest expense over the next twelve months, adjusted for scheduled principal payments and anticipated borrowings under the Credit Facility to settle the Notes.

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

We may from time to time repurchase or take other steps to reduce our debt. These actions may include retirements or refinancing of outstanding debt through tender offers, privately negotiated transactions, or otherwise. The amount of debt that may be retired, if any, could be material. Retirement would be decided at the sole discretion of our Board of Directors and would depend on market conditions, our cash position and other considerations.

Dividends

We have paid regular quarterly dividends since 2003. We paid dividends of $0.16 per share during the three months ended June 30, 2025, as well as each quarter of fiscal year 2025.

In July 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2025, to shareholders of record at the close of business on August 29, 2025.

Goodwill Impairment Testing

We perform analyses at least quarterly to identify potential impairment indicators and to assess whether it is more likely than not that any of our five goodwill reporting units (Sterilization and Disinfection Control, Immunoassays (BPD), Peptides (BPD), Calibration Solutions, and Clinical Genomics) is impaired. As of June 30, 2025, we concluded that our reporting units are not impaired; however, adverse economic, market or industry-specific conditions (including declines in our market capitalization), adverse or expected adverse changes in the business climate or in our operational performance, adverse changes in legal or regulatory environments, failure to achieve forecasted cash flows, or any combination of these or other such factors could result in future impairment losses in our reporting units in the future.

Our Clinical Genomics and Peptides reporting units remain particularly sensitive to significant changes in assumptions and therefore have a heightened risk of future impairment losses. The valuation of our reporting units for impairment testing purposes relies on significant management judgment and the use of unobservable Level 3 inputs, including discount rates, forecasted results such as earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue growth rates, operating expense projections, the identification of comparable public entities, and applied market multiples.

We continue to monitor the impact of tariffs imposed in calendar year 2025. Depending on the persistence and magnitude of the tariffs and other factors, it is reasonably possible our Clinical Genomics and Peptides reporting units will incur impairment losses in the future. As of our most recent annual impairment test on January 1, 2025, the estimated fair values of the Clinical Genomics and Peptides reporting units exceeded their carrying values by approximately 40% and 20%, respectively. As of June 30, 2025, the carrying values of goodwill and other intangible assets associated with our Clinical Genomics reporting unit were $17.1 million and $8.9 million, respectively. The carrying values of goodwill and other intangible assets associated with our Peptides reporting unit were $13.7 million and $0.8 million, respectively, as of June 30, 2025.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows (in thousands):

	Three Months Ended June 30,
amounts in thousands	2025	2024
Net cash provided by operating activities	$1,893	$10,743
Net cash (used in) investing activities	(1,009)	(891)
Net cash (used in) financing activities	(8,427)	(9,419)

Cash flows from operating activities provided $1.9 million, for the three months ended June 30, 2025, a decrease of $8.8 million versus the comparable prior year period. The decrease in cash flows from operating activities was primarily a result of:

●	lower gross margins,
●	higher cash payments in the first quarter of fiscal year 2026 to settle accrued bonus and commissions that were accrued at the end of fiscal year 2025; and
●	increased cash spent on inventory as we purchase finished goods and warehouse them in international locations as part of our tariff strategy.

Cash used in investing activities increased modestly for the three months ended June 30, 2025 compared to the prior year period as we invested in property, plant and equipment across several manufacturing sites. Cash used in financing activities resulted in a $8.4 million use of cash for the three months ended June 30, 2025. We borrowed $10.5 million under the Revolver largely to fund a $9.6 million payment of the GKE acquisition-related holdback and for other general corporate needs. We repaid $7.4 million of principal on our debt in the three months ended June 30, 2025, compared to $9.4 million in the prior year period.

Recent Accounting Pronouncements

For a discussion of the new accounting standards impacting the Company, refer to Note 1. “Description of Business and Summary of Significant Accounting Policies” in Item I. Financial Statements (Unaudited).

Contractual Obligations and Other Commercial Commitments

We are party to contractual obligations that involve commitments to remit payments to third parties in the ordinary course of business. On a consolidated basis, as of June 30, 2025, we had contractual obligations for open purchase orders of approximately $14.2 million for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year.

See "Liquidity and Capital Resources" for information related to future required debt and other payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2025, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the Securities and Exchange Commission on May 28, 2025.

Critical Accounting Estimates

Critical accounting estimates are those that we consider both significant to the preparation of our financial statements and that require complex, subjective, or highly judgmental assessments. These estimates often involve assumptions about inherently uncertain matters and are based on our historical experience, as well as other factors we believe to be appropriate under the circumstances. For example, we incorporate expert input when developing estimates used in the valuation of reporting units for goodwill impairment testing. The accounting estimates that require significant management judgment and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, in “Critical Accounting Policies and Estimates” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. While we believe our estimates, assumptions and judgements are reasonable, actual results may differ materially from these estimates.

Non-GAAP Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles, we present organic revenues growth, defined as reported revenues growth excluding revenues from recent acquisitions, as a supplemental non-GAAP financial measure. We believe this measure facilitates comparability between current and prior period information and provides insight into Mesa’s short-term and long-term performance and growth trends. We use organic revenues growth internally for forecasting, evaluating operating performance, comparing current and historical revenue results, and informing financial and operating decision-making, including for compensation-setting purposes.

A reconciliation of organic revenues growth to total revenues growth is as follows:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Three Months Ended June 30,
	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	10.7%	44.1%	-%	(39.2%)	10.7%	4.9%
Biopharmaceutical Development	(4.3%)	21.4%	-%	-%	(4.3%)	21.4%
Calibration Solutions	4.7%	3.0%	-%	-%	4.7%	3.0%
Clinical Genomics	(9.7%)	(14.7%)	-%	-%	(9.7%)	(14.7%)
Total Company	2.4%	14.9%	-%	(12.4%)	2.4%	2.5%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the year ended March 31, 2025. There were no material changes to our market risk exposure during the three months ended June 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2025, there have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk Factors

During the three months ended June 30, 2025, there were no material changes from the risk factors described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 2025	2	124.64	-	162,486
May 2025	-	-	-	162,486
June 2025	11,313	93.71	-	162,486
Total	11,315	93.72	-	162,486

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

Item 5. Other Information

During the three months ended June 30, 2025, none of our directors or officers entered into new or amended written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 25, 2023).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 10, 2019).
10.3.1	Form of 2026 Restricted Stock Unit Agreement, issued under the 2021 Equity Plan
10.3.2	Form of 2026 Performance Stock Unit Agreement, issued under the 2021 Equity Plan
10.5.1** α	Form of Amendment to Executive Employment Agreements, by and among Mesa Laboratories, Inc. and Messrs. Owens, Sakys and Archbold
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+   Filed herewith

*   Furnished herewith

α   Mesa Laboratories, Inc. has entered into an Executive Employment Agreement with each of Gary M. Owens, John V. Sakys and Brian Archbold.

** Indicates a management contract or compensatory plan, contract or arrangement, or an amendment thereto.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: August 5, 2025	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: August 5, 2025	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer