Form 10-Q
period 2025-09-30
MESA LABORATORIES INC /CO/
filed 2025-11-06
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,522,299 shares of the Issuer’s common stock, no par value, outstanding as of October 30, 2025.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30,	March 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$20,422	$27,321
Accounts receivable, less allowance for credit losses of $1,833 and $1,186, respectively	40,092	41,970
Inventories	27,739	25,365
Prepaid expenses and other current assets	9,180	8,029
Total current assets	97,433	102,685
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $28,777 and $26,421, respectively	31,835	32,333
Deferred tax asset	1,472	1,371
Other assets	17,855	18,324
Customer relationships, net	70,511	72,880
Other intangibles, net	22,757	23,995
Goodwill	188,488	181,760
Total assets	$430,351	$433,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,090	$5,747
Accrued payroll and benefits	10,036	17,858
Unearned revenues	14,258	14,710
Other accrued expenses	14,223	24,601
Term loan, current portion	4,688	3,750
Convertible notes, net of debt issuance costs	-	97,297
Total current liabilities	48,295	163,963
Noncurrent liabilities:
Deferred tax liability	21,661	20,181
Other noncurrent liabilities	11,763	12,472
Term loan, noncurrent portion, net of debt issuance costs	64,164	66,902
Revolving line of credit	106,000	10,000
Total liabilities	251,883	273,518
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,510,741 and 5,455,421 shares, respectively	365,173	358,541
(Accumulated deficit)	(183,473)	(188,936)
Accumulated other comprehensive (loss)	(3,232)	(9,775)
Total stockholders’ equity	178,468	159,830
Total liabilities and stockholders’ equity	$430,351	$433,348

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$60,737	$57,833	$120,280	$116,003
Cost of revenues	23,406	22,378	46,010	43,299
Gross profit	37,331	35,455	74,270	72,704
Operating expense:
Selling	9,796	9,849	20,729	19,965
General and administrative	17,763	17,464	35,721	34,282
Research and development	5,048	4,634	10,032	9,369
Total operating expense	32,607	31,947	66,482	63,616
Operating income	4,724	3,508	7,788	9,088
Non-operating expense (income):
Interest expense and amortization of debt issuance costs	2,862	3,018	5,060	5,860
(Gain) on extinguishment of convertible notes	-	-	-	(2,887)
Other (income), net	(137)	(3,322)	(6,283)	(1,602)
Total non-operating expense (income), net	2,725	(304)	(1,223)	1,371
Earnings before income taxes	1,999	3,812	9,011	7,717
Income tax (benefit) expense	(477)	384	1,793	901
Net income	$2,476	$3,428	$7,218	$6,816

Earnings per share:
Basic	$0.45	$0.63	$1.32	$1.26
Diluted	$0.45	$0.63	$1.30	$1.25

Weighted-average common shares outstanding:
Basic	5,512	5,413	5,488	5,405
Diluted	5,535	5,471	5,543	5,448

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024

Net income	$2,476	$3,428	$7,218	$6,816
Other comprehensive income:
Foreign currency translation adjustments	566	4,632	6,543	5,084
Comprehensive income	$3,042	$8,060	$13,761	$11,900

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2025	5,455,421	$358,541	$(188,936)	$(9,775)	$159,830
Vesting of restricted stock units	57,348	-	-	-	-
Tax withholding on vesting of net restricted stock units	(11,315)	(1,061)	-	-	(1,061)
Dividends paid, $0.16 per share	-	-	(873)	-	(873)
Stock-based compensation expense	-	3,881	-	-	3,881
Foreign currency translation	-	-	-	5,977	5,977
Net income	-	-	4,742	-	4,742
June 30, 2025	5,501,454	$361,361	$(185,067)	$(3,798)	$172,496
Vesting of restricted stock units	9,287	-	-	-	-
Tax withholding on vesting of net restricted stock units	-	-	-	-	-
Dividends paid, $0.16 per share	-	-	(882)	-	(882)
Stock-based compensation expense	-	3,812	-	-	3,812
Foreign currency translation	-	-	-	566	566
Net income	-	-	2,476	-	2,476
September 30, 2025	5,510,741	$365,173	$(183,473)	$(3,232)	$178,468

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Vesting of restricted stock units	20,858	-	-	-	-
Tax withholding on vesting of net restricted stock units	(6,194)	(571)	-	-	(571)
Dividends paid, $0.16 per share	-	-	(863)	-	(863)
Stock-based compensation expense	-	2,928	-	-	2,928
Foreign currency translation	-	-	-	452	452
Net income	-	-	3,388	-	3,388
June 30, 2024	5,409,155	$345,999	$(180,969)	$(14,303)	$150,727
Vesting of restricted stock units	13,006	-	-	-	-
Tax withholding on vesting of net restricted stock units	(2,306)	(307)	-	-	(307)
Dividends paid, $0.16 per share	-	-	(866)	-	(866)
Stock-based compensation expense	-	3,837	-	-	3,837
Foreign currency translation	-	-	-	4,632	4,632
Net income	-	-	3,428	-	3,428
September 30, 2024	5,419,855	$349,529	$(178,407)	$(9,671)	$161,451

*Accumulated Other Comprehensive (Loss) Income

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$7,218	$6,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,719	2,922
Amortization of intangible assets	9,087	8,611
Stock-based compensation expense	7,693	6,765
Gain on extinguishment of convertible notes	-	(2,887)
Amortization of step-up in inventory basis	-	1,232
Foreign currency adjustments	(6,081)	(2,883)
Other	2,878	1,783
Cash from changes in operating assets and liabilities:
Accounts receivable, net	1,740	(566)
Inventories	(4,056)	(44)
Prepaid expenses and other assets	(823)	(372)
Accounts payable	(997)	(189)
Accrued liabilities and taxes payable	(8,505)	(3,865)
Unearned revenues	(758)	(1,309)
Net cash provided by operating activities	10,115	16,014
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,101)	(2,679)
Net cash (used in) investing activities	(2,101)	(2,679)
Cash flows from financing activities:
Proceeds from debt borrowings	107,500	73,465
Repurchase and settlement of convertible note debt	(97,500)	(71,560)
Other debt principal repayments	(13,375)	(16,875)
GKE acquisition-related holdback payment	(9,555)	-
Dividends paid	(1,755)	(1,729)
Other financing, net	(1,625)	(1,330)
Net cash (used in) financing activities	(16,310)	(18,029)
Effect of exchange rate changes on cash and cash equivalents	1,397	817
Net (decrease) in cash and cash equivalents	(6,899)	(3,877)
Cash and cash equivalents at beginning of period	27,321	28,214
Cash and cash equivalents at end of period	$20,422	$24,337

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

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and the Asia Pacific region ("APAC"), and by independent distributors throughout the world.

As of September 30, 2025, we managed our operations in four reportable segments, or divisions:

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

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of our financial position and results of operations. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The Condensed Consolidated Financial Statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have made no material changes to the application of significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. This report should be read in conjunction with the consolidated financial statements included in that report.

Our fiscal year ends on March 31. References in this report to a particular “year” or “quarter” refer to our fiscal year or fiscal quarters, respectively. Unless otherwise indicated, amounts shown in this report are in thousands.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressures, the overall effects of economic uncertainty, regulatory changes, and other factors. Changes in, and the resulting effects of, potential government trade, stimulus or fiscal and monetary policies, interest rates, foreign currency values, supply chains, demand for goods and services, global or regional recession, or other circumstances cannot be reliably predicted. Actual results could differ from our estimates. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described below, they are not applicable to us and are not expected to have an impact on our consolidated financial statements. We have not adopted any new accounting standards in fiscal year 2026.

Recently Issued Accounting Pronouncements

In  December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency, effectiveness and comparability of annual income tax disclosures by requiring consistent categories and greater disaggregation of information related to income tax rate reconciliations and the jurisdictions in which income taxes are paid. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024 (our fiscal year 2026), with early adoption and prospective or retrospective application permitted. Other than presentation of additional disaggregated data in our income tax footnote disclosures for annual periods, we do not expect the adoption of ASU No. 2023-09 to have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after December 15, 2026 (our fiscal year 2028 for annual periods) and interim periods within fiscal years beginning after December 15, 2027 (our fiscal year 2029 for interim periods), with early adoption and prospective or retrospective application permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statements and disclosures, and we currently expect to disclose additional detail regarding the nature and classification of certain categories of expense once adopted.

In July 2025, the FASB issued ASU 2025-09, Financial Instruments—Credit Losses (Topic 326): Improvements to the Measurement of Credit Losses for Receivables and Contract Assets. ASU 2025-09 introduces a practical expedient that removes the requirement to incorporate macroeconomic forecasts into the estimation of expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Prospective adoption is required, and early adoption is permitted. We intend to early adopt ASU 2025-09 for our fiscal year beginning April 1, 2026, including interim periods. Upon adoption, we plan to elect the practical expedient allowing us to assume conditions at the balance sheet date will remain unchanged for the remaining life of the asset. We do not expect adoption to have a material impact on our consolidated financial statements or related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. ASU 2025-06 modernizes accounting for costs incurred in the development of internal-use software by eliminating the requirement to evaluate distinct development stages. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. ASU 2025-06 permits prospective, retrospective or modified retrospective adoption. Early adoption is permitted as of the beginning of an entity's annual reporting period. We intend to early adopt ASU 2025-06 prospectively for our fiscal year beginning April 1, 2026, including interim periods. We do not expect the guidance to have a material impact on our consolidated financial statements or related disclosures.

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

We also offer maintenance, calibration and testing services. Services result in revenues recognized either over time, for example, when we are contractually obligated to perform labor and replace parts on an as-needed basis throughout a specified service period, or at a point in time, upon completion of a specific, discrete service.

We evaluate our revenues internally based on business division and the nature of goods and services provided.

The following tables present disaggregated revenues for the three and six months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$19,282	$4,371	$752	$8,972	$33,377
Hardware and software	147	6,662	8,129	1,133	16,071
Services	2,678	2,887	4,689	1,035	11,289
Total revenues	$22,107	$13,920	$13,570	$11,140	$60,737

	Three Months Ended September 30, 2024
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$19,473	$3,826	$444	$8,178	$31,921
Hardware and software	144	5,168	7,848	2,451	15,611
Services	2,588	2,873	3,970	870	10,301
Total revenues	$22,205	$11,867	$12,262	$11,499	$57,833

	Six Months Ended September 30, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$42,293	$8,207	$1,593	$17,057	$69,150
Hardware and software	236	10,950	15,104	2,350	28,640
Services	4,988	6,249	9,223	2,030	22,490
Total revenues	$47,517	$25,406	$25,920	$21,437	$120,280

	Six Months Ended September 30, 2024
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$39,869	$7,748	$1,024	$16,290	$64,931
Hardware and software	313	10,005	14,734	4,634	29,686
Services	4,980	6,122	8,305	1,979	21,386
Total revenues	$45,162	$23,875	$24,063	$22,903	$116,003

Revenues from external customers are attributed to individual countries based on the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
United States	$29,300	$28,078	$56,946	$54,939
China	5,315	7,390	10,744	13,949
Other	26,122	22,365	52,590	47,115
Total revenues	$60,737	$57,833	$120,280	$116,003

No foreign country exceeded 10% of total revenues for the three and six months ended September 30, 2025.

Contract Liabilities

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in contract liabilities recorded as unearned revenues or within other noncurrent liabilities in our unaudited Condensed Consolidated Balance Sheets. The significant majority of our revenues, related receivables and contract liabilities arise from contracts with original durations of twelve months or less. Contract liabilities are recognized as revenue as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2025	$14,803
Prior year liabilities recognized in revenues during the six months ended September 30, 2025	(7,312)
Contract liabilities added during the six months ended September 30, 2025, net of revenues recognized	6,778
Contract liabilities as of September 30, 2025	$14,269

Note 3. Fair Value Measurements and Concentrations of Credit Risk

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable, and debt. Due to their short-term nature, the carrying values for cash and cash equivalents, trade accounts receivable, and trade accounts payable approximate fair value and are classified within Level 1 of the fair value hierarchy.

The carrying amounts of our term loan and revolving line of credit (together, the "Credit Facility") approximate fair value due to variable interest rate pricing, with the balances bearing interest rates approximating current market rates.

There were no nonrecurring fair value adjustments or transfers between the levels of the fair value hierarchy during the three and six months ended September 30, 2025.

The financial instruments that subject us to the highest concentrations of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of September 30, 2025.

Note 4. Supplemental Information

Inventories consisted of the following:

	September 30, 2025	March 31, 2025
Raw materials	$15,635	$14,775
Work in process	672	560
Finished goods	11,432	10,030
Total inventories	$27,739	$25,365

Prepaid expenses and other current assets consisted of the following:

	September 30, 2025	March 31, 2025
Prepaid expenses	$3,540	$2,364
Deposits	1,527	1,752
Prepaid income taxes	521	1,040
Other current assets	3,592	2,873
Total prepaid expenses and other current assets	$9,180	$8,029

Accrued payroll and benefits consisted of the following:

	September 30, 2025	March 31, 2025
Bonus payable	$3,877	$10,891
Wages and paid-time-off payable	2,891	3,672
Payroll related taxes	1,811	2,475
Other benefits payable	1,457	820
Total accrued payroll and benefits	$10,036	$17,858

Other accrued expenses consisted of the following:

	September 30, 2025	March 31, 2025
Accrued business taxes	$6,512	$5,996
Current operating lease liabilities	3,815	3,523
Income taxes payable	1,432	2,157
GKE acquisition holdback	-	9,315
Other	2,464	3,610
Total other accrued expenses	$14,223	$24,601

Depreciation expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Depreciation expense in cost of revenues	$791	$904	$1,601	$1,766
Depreciation expense in operating expense	524	614	1,118	1,156
Total depreciation expense	$1,315	$1,518	$2,719	$2,922

Note 5. Goodwill and Intangible Assets

Intangible assets other than goodwill consisted of the following:

	September 30, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$198,256	$(127,745)	$70,511	$190,069	$(117,189)	$72,880
Other intangibles	63,014	(40,257)	22,757	61,192	(37,197)	23,995
Total finite-lived intangible assets	$261,270	$(168,002)	$93,268	$251,261	$(154,386)	$96,875

Amortization expense for intangible assets was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Amortization in cost of revenues	$707	$672	$1,409	$1,319
Amortization in general and administrative	3,827	3,878	7,678	7,292
Total	$4,534	$4,550	$9,087	$8,611

Estimated future amortization expense for the fiscal years ending  March 31 is presented below, based on foreign currency exchange rates in effect as of September 30, 2025:

Fiscal Year	Amortization Expense
Remainder of 2026	$8,847
2027	17,345
2028	16,703
2029	16,129
2030	11,414

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
March 31, 2025	$79,408	$48,211	$37,213	$16,928	$181,760
Effect of foreign currency translation	4,614	1,886	76	152	6,728
September 30, 2025	$84,022	$50,097	$37,289	$17,080	$188,488

Note 6. Indebtedness

Credit Facility

Our senior secured credit agreement includes:

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

We refer to the agreement in whole as the “Credit Facility.” The Credit Facility matures in April 2029.

On  April 5, 2024, we borrowed $75,000 under the Term Loan to fund privately negotiated repurchases of a portion of our convertible notes ("the Notes"). On  August 12, 2025, we borrowed $97,000 under the Revolver to fund the cash settlement of the remaining Notes, which matured on August 15, 2025 (see "Convertible Notes" below).

Amounts borrowed under the Credit Facility as of September 30, 2025 bore interest at a base rate or SOFR rate, plus an applicable spread ranging from 1.5% to 3.5%, depending on our total net leverage ratio. On October 10, 2025 we amended the Credit Facility to reduce the applicable spread to 1.25% to 2.5%.

The weighted average interest rate on borrowings under the Credit Facility as of  September 30, 2025 was 7.1%. The interest rate on outstanding borrowings decreased to 6.7% following the amendment to our Credit Facility in October 2025.

The financial covenants in the Credit Facility include a maximum total net leverage ratio of 4.0 to 1.0 on each of the testing dates between March 31, 2025 and March 31, 2026 and 3.5 to 1.0 on each testing date thereafter. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  September 30, 2025, we were in compliance with all covenants under the Credit Facility.

Term Loan

During the three and six months ended September 30, 2025, we made required quarterly principal payments on the Term Loan of $938 and $1,875, respectively.

We are required to make quarterly principal payments on the Term Loan. For the fiscal years ending March 31, future debt payments on the Term Loan are required as follows:

Fiscal Year	Amount
Remainder of 2026	$1,875
2027	5,625
2028	5,625
2029	7,500
2030	48,750
Total principal remaining	$69,375

A reconciliation of the carrying amount of the Term Loan to principal outstanding was as follows:

	September 30, 2025	March 31, 2025
Current portion	$4,688	$3,750
Noncurrent portion	64,164	66,902
Debt issuance costs	523	598
Term Loan principal outstanding	$69,375	$71,250

We recognized interest expense on the Term Loan as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Interest expense (7.2% and 8.4% as of September 30, 2025 and 2024, respectively)	$1,305	$1,662	$2,597	$3,101
Amortization of debt issuance costs	38	38	75	73
Total interest and amortization of debt issuance costs	$1,343	$1,700	$2,672	$3,174

Revolver

As of  September 30, 2025, the outstanding balance under the Revolver was $106,000, and $19,000 remained available to be borrowed. Subsequent to  September 30, 2025, we repaid an additional $2,000 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio.

The balance of unamortized customary lender fees related to the Revolver was $1,053 and $1,203 as of  September 30, 2025 and  March 31, 2025, respectively.

Convertible Notes

On August 15, 2025, our outstanding 1.375% convertible Notes matured. We settled the aggregate principal balance of $97,500 as well as $670 of accrued interest in cash, using $97,000 drawn under our Revolver and $1,170 of cash on hand.

Interest expense recognized in connection with the Notes during the three and six months ended September 30, 2025 and 2024 respectively, was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Coupon interest expense at 1.375%	$168	$335	$503	$702
Amortization of debt issuance costs	68	133	203	278
Total interest and amortization of debt issuance costs	$236	$468	$706	$980

The effective interest rate on the Notes was approximately 1.9%.

The net carrying amount of the Notes was as follows:

	September 30, 2025	March 31, 2025
Principal outstanding	$-	$97,500
Unamortized debt issuance costs	-	(203)
Net carrying value	$-	$97,297

As of September 30, 2025, no Notes remain outstanding.

Note 7. Stockholders' Equity

Stock-Based Compensation

On August 22, 2025, our shareholders approved an amendment to the Mesa Laboratories Inc. 2021 Amended and Restated Equity Incentive Plan (the "2021 Equity Plan"), increasing the number of shares authorized for issuance from 660 shares to 1,156 shares, an increase of 496 shares.

During the six months ended September 30, 2025, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the 2021 Equity Plan.

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Income.

The following is a summary of RSU and PSU award activity for the six months ended September 30, 2025:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested as of March 31, 2025	145	$106.54	85	$166.31
Awards granted(1)	108	90.87	44	99.56
Awards forfeited	(5)	98.14	-	-
Awards distributed	(62)	116.85	(4)	174.73
Nonvested as of September 30, 2025	186	$94.13	125	$142.39

(1)	Balances for PSUs granted are reflected at target.

Time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The significant majority of RSUs granted to employees during the six months ended September 30, 2025 vest in equal installments on June 15, 2026, June 13, 2027 and June 13, 2028. RSUs granted to non-employee directors during the six months ended September 30, 2025 vest one year from the grant date. We generally recognize expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period. For time-based RSUs granted to participants who qualify as retirement-eligible under the 2021 Equity Plan, we recognize expense either upon grant or over a shortened service period, depending on the retirement notification requirements applicable to participants.

During the six months ended September 30, 2025, the Compensation Committee of the Board of Directors approved a grant of 44 PSUs at target (“the FY26 PSUs”) to eligible employees. The FY26 PSUs are subject to market-based performance conditions and service conditions. The market performance measurement period and service period is from June 15, 2025 through June 15, 2028. The number of shares that will be earned based on market performance will range from 0% to 200% of the target number of shares. If defined minimum targets are not met, no shares will vest.

As of September 30, 2025, there were 134 shares subject to options outstanding, with a weighted average exercise price per share of $191.02, an intrinsic value of $0 and a remaining contractual life of 2.5 years. Our Compensation Committee has not granted options to any plan participants in the current or prior fiscal year.

Note 8. Earnings Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net income available for shareholders	$2,476	$3,428	$7,218	$6,816
Weighted average outstanding shares of common stock	5,512	5,413	5,488	5,405
Dilutive effect of RSUs	23	58	55	43
Fully diluted shares	5,535	5,471	5,543	5,448

Basic earnings per share	$0.45	$0.63	$1.32	$1.26
Diluted earnings per share	$0.45	$0.63	$1.30	$1.25

Potentially dilutive securities include stock options and unvested time and performance based RSUs (collectively "stock awards"). Stock awards are excluded from the calculation of diluted EPS if they are subject to performance or market conditions that have not yet been achieved as of our reporting date, or if their inclusion would be antidilutive. Shares underlying the Notes were also potentially dilutive until they matured on August 15, 2025; however, these shares have been excluded from the diluted EPS calculation for the amount of time they remained outstanding during three and six months ended September 30, 2025 and 2024 as assumed conversion under the if-converted method was antidilutive in each period.

The following potentially dilutive securities were excluded from the calculation of diluted EPS:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Assumed conversion of the Notes	170	344	257	358
Stock awards that were anti-dilutive	294	218	228	213
Total stock awards excluded from diluted EPS	464	562	485	571

Note 9. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Income tax (benefit) expense	$(477)	$384	$1,793	$901
Effective tax rate	(23.9)%	10.1%	19.9%	11.7%

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

The effective tax rate for both the three and six months ended September 30, 2025 differed from the statutory federal rate of 21% primarily due to the impact of the valuation allowance on U.S. deferred taxes. During fiscal year 2025, we adjusted the valuation allowance related to our operations in Germany, and in fiscal year 2026, we incurred higher German statutory taxes.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) introduced several changes to U.S. tax legislation, with certain provisions becoming applicable to us in fiscal year 2026. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. We have incorporated the applicable provisions of OBBBA into our income tax provision as of September 30, 2025, resulting in a reduction of U.S. current tax expense. We are continuing to evaluate the impacts of the legislation on our Consolidated Financial Statements for the annual period.

Note 10. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of  September 30, 2025, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows.

Note 11. Segment Information

Segment information is prepared on the same basis used by our chief operating decision maker ("CODM"), our CEO, to assess segment performance, allocate resources, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. Our CODM regularly reviews segment-level U.S. GAAP revenues and gross profit relative to forecasted and prior period amounts, as well as non-GAAP adjusted operating expense compared to budgeted amounts. Our CODM also regularly reviews non-GAAP organic revenues growth to support strategic planning and resource deployment.

The following tables set forth our segment information:

Three months ended September 30, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$22,107	$13,920	$13,570	$11,140	$60,737
Less
Depreciation in cost of revenues	461	66	112	152	791
Amortization in cost of revenues	140	375	-	192	707
Other cost of revenues (b)	6,636	5,350	5,223	4,699	21,908
Total segment cost of revenues	7,237	5,791	5,335	5,043	23,406
Gross Profit (c)	$14,870	$8,129	$8,235	$6,097	$37,331
Reconciling items:
Operating expense					$32,607
Operating income					4,724
Nonoperating expense, net					2,725
Earnings before income taxes					$1,999

Three months ended September 30, 2024	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$22,205	$11,867	$12,262	$11,499	$57,833
Less
Depreciation in cost of revenues	374	40	207	283	904
Amortization in cost of revenues	134	346	-	192	672
Non-cash GKE inventory step-up amortization	454	-	-	-	454
Other cost of revenues (b)	6,071	4,314	4,845	5,118	20,348
Total segment cost of revenues	7,033	4,700	5,052	5,593	22,378
Gross Profit (c)	$15,172	$7,167	$7,210	$5,906	$35,455
Reconciling items:
Operating expense					$31,947
Operating income					3,508
Nonoperating (income), net					(304)
Earnings before income taxes					$3,812

Six months ended September 30, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$47,517	$25,406	$25,920	$21,437	$120,280
Less
Depreciation in cost of revenues	911	155	217	318	1,601
Amortization in cost of revenues	279	747	-	383	1,409
Other cost of revenues (b)	13,291	10,069	10,426	9,214	43,000
Total segment cost of revenues	14,481	10,971	10,643	9,915	46,010
Gross Profit (c)	$33,036	$14,435	$15,277	$11,522	$74,270
Reconciling items:
Operating expense					$66,482
Operating income					7,788
Nonoperating (income), net					(1,223)
Earnings before income taxes					$9,011

Six months ended September 30, 2024	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$45,162	$23,875	$24,063	$22,903	$116,003
Less
Depreciation in cost of revenues	793	86	392	495	1,766
Amortization in cost of revenues	245	691	-	383	1,319
Non-cash GKE inventory step-up amortization	1,232	-	-	-	1,232
Other cost of revenues (b)	12,162	7,972	9,219	9,629	38,982
Total segment cost of revenues	14,432	8,749	9,611	10,507	43,299
Gross Profit (c)	$30,730	$15,126	$14,452	$12,396	$72,704
Reconciling items:
Operating expense					$63,616
Operating income					9,088
Nonoperating expense, net					1,371
Earnings before income taxes					$7,717

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

	September 30,	March 31,
	2025	2025
Sterilization and Disinfection Control	$6,771	$5,545
Biopharmaceutical Development	5,715	4,934
Calibration Solutions	6,150	5,110
Clinical Genomics	9,103	9,776
Total inventories	$27,739	$25,365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; adequacy of capital resources and financing plans; anticipated cost savings; and the effect of tariffs and other developments in the regulatory environment and our responses thereto constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “target,” “expect,” “anticipate,” “plan,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; potential reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies such as tariffs, and changes in tax, medical device and other regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of actions taken to become more efficient or lower costs; supply chain challenges; cost pressures; laws regulating fraud and abuse in our industries, privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and the APAC region, and by independent distributors throughout the world.

As of September 30, 2025, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development ("BPD"), Calibration Solutions, and Clinical Genomics. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

Corporate Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. We commit to our purpose every day by taking a customer-focused approach to developing, building and delivering our products and services. We serve a broad set of industries, particularly the pharmaceutical, healthcare and medical device sectors, in which the safety, quality and efficacy of products is critical. By delivering the highest quality products possible, we are committed to protecting the communities we serve.

Our continued growth will depend on our ability to (i) expand business with new and existing customers through ongoing commercial efforts, (ii) manage our costs and allocate resources to ensure continued profitability of our business, (iii) identify, consummate and integrate acquisitions successfully, and (iv) develop or acquire differentiated products and services. We strive to maintain our profitability by improving the effectiveness of our sales force, by continuing to pursue cost reduction initiatives, and by taking a long-term strategic approach to investments in our business that we believe will support future commercial success.

Organic Revenues Growth

Organic revenues growth is driven by expansion of our customer base, increases in sales volumes, new product offerings and price increases, and may be affected positively or negatively by the impact of changes in foreign currency exchange rates on our reported revenues. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, currency exchange rates, and the introduction of new products. Our policy is to price our products and services competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1. We evaluate the need to increase prices at other times of the year in response to significant facts and circumstances that may arise, such as increases in the price of inputs to our products, or in response to changes in government or regulatory policies, for example, due to the imposition of tariffs.

Inorganic Growth - Acquisitions

Over the past decade, we have consummated a number of acquisitions of businesses, technologies, and intangibles such as customer lists as part of our growth strategy. Our acquisitions have allowed us to expand our product offerings and the industries we serve, globalize our company, and increase the scale at which we operate. In turn, this growth affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®.

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our businesses by implementing efficiencies in our manufacturing, commercial, engineering and administrative operations. We achieve efficiencies using the Mesa Way, our customer-centric, lean-based system for continuous improvement. The Mesa Way is built on four key pillars: "Measuring What Matters" based on our customers' perspectives and setting high standards of performance; "Empowering Teams" to improve operationally and to exceed customer expectations; "Sustainably Improving" using lean-based tools designed to help us identify and prioritize the best opportunities; and "Always Learning" to continuously build knowledge and capabilities to drive long-term performance.

Our gross profit is affected by many factors, including the mix of products and services sold and the geographical regions in which we sell them, labor and product costs (including costs of transporting, importing and exporting goods, as well as associated tariffs), manufacturing efficiencies, foreign currency rates and price competition. Historically, as we have integrated acquisitions into our business and taken advantage of manufacturing efficiencies, our gross profit percentages for some products have improved. There are, however, differences in gross profit percentages between product lines, and ultimately our mix of revenues will continue to impact our overall gross profit.

We continuously pursue opportunities to improve the efficiency of our administrative functions, including through increasing usage of process automation and artificial intelligence.

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team-based approach. Indeed, it is our exceptionally talented workforce that works together to find ways to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

We are a global company with multinational operations. During the six months ended September 30, 2025, approximately 53% of our revenues were earned outside of the United States. Our geographic and industry diversity presents both opportunities and challenges, including those associated with operating in varied economic environments, complying with evolving regulatory requirements such as tariffs, navigating global labor trends and costs, adapting to technology changes in served markets, pursuing expansion opportunities in high-growth markets, and monitoring foreign currency impacts against the U.S. dollar ("USD").

For the six months ended September 30, 2025, we realized revenue growth of 3.7% versus the comparable prior year period, driven by growth in our Calibration Solutions, Biopharmaceutical Development, and Sterilization and Disinfection Control divisions. Our Clinical Genomics division experienced revenue declines due to trade tensions and unfavorable macroeconomic conditions in China, which continued to weaken demand for our Clinical Genomics products and services in that region. We anticipate that challenges in China will persist through the end of fiscal year 2026 and will most likely continue into fiscal year 2027. Despite challenges in China, Clinical Genomics has continued to execute its commercial strategy successfully in the Americas and Europe; this geographic mix has resulted in improved gross profit percentages in the second quarter of fiscal 2026 versus the same quarter in the prior year.

Consolidated gross profit as a percentage of revenues decreased 1.0 percentage point, to 61.7%, in the first half of fiscal year 2026 versus the comparable prior year period. The weakening of the U.S. dollar versus the comparable prior year period and the impact of tariffs negatively impacted our consolidated gross profit as a percentage of revenues, with a particularly pronounced effect on our Biopharmaceutical Development division. Excluding the impacts of exchange rate changes and tariffs, gross profit as a percentage of revenue would have been approximately 62.6% for the six months ended September 30, 2025, largely consistent with the prior year period. While we have been successful at passing certain tariff surcharges on to our customers, in many cases, these incremental tariff surcharges are equal to or slightly less than the tariff costs we incur. We expect to realize improved tariff cost recovery in future periods.

To address our outlook for Clinical Genomics in China, mitigate margin pressures attributable to tariffs in our business units, and support strategic long-term growth, we adjusted our cost structure during the second quarter of our fiscal year 2026. Specifically, we have implemented headcount reductions and other cost savings initiatives that we expect to reduce our annualized costs by approximately $3.2 million, of which approximately $2.1 million will be realized by the Clinical Genomics division. The remainder will benefit other business units and corporate functions. We expect to reinvest approximately $0.9 million of the savings back into our Sterilization and Disinfection Control division, historically our most profitable division, to accelerate its growth. As a result of these efforts, we anticipate net annualized cost reductions of approximately $2.3 million, which will be realized starting in the third quarter of fiscal year 2026. We incurred approximately $0.85 million of severance expense in fiscal year 2026 in connection with these cost reductions.

Operating expenses increased 4.5% for the six months ended September 30, 2025 versus the comparable prior year period. The increase was largely driven by higher personnel expense, including the impact of foreign-denominated personnel expenses translating into higher reported U.S. dollar amounts, higher non-cash stock-based compensation, and approximately $0.8 million of operating severance expense, primarily related to the Clinical Genomics division. In addition, the weaker U.S. dollar versus the comparable prior year period caused expenses denominated in foreign currencies to translate into higher reported U.S. dollar amounts in our financial statements.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
amounts in thousands, except percent data	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	$22,107	$22,205	(0.4%)	(4.3%)	67.3%	68.3%
Biopharmaceutical Development	13,920	11,867	17.3%	28.9%	58.4%	60.4%
Calibration Solutions	13,570	12,262	10.7%	8.2%	60.7%	58.8%
Clinical Genomics	11,140	11,499	(3.1%)	(26.0%)	54.7%	51.4%
Total	$60,737	$57,833	5.0%	(2.2%)	61.5%	61.3%

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Six Months Ended September 30,		Six Months Ended September 30,		Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	$47,517	$45,162	5.2%	0.1%	69.5%	68.0%
Biopharmaceutical Development	25,406	23,875	6.4%	25.0%	56.8%	63.4%
Calibration Solutions	25,920	24,063	7.7%	5.6%	58.9%	60.1%
Clinical Genomics	21,437	22,903	(6.4%)	(20.8%)	53.7%	54.1%
Total	$120,280	$116,003	3.7%	0.1%	61.7%	62.7%

(a)	Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Measures" below for further information and for a reconciliation of organic revenues growth to total revenues growth. Organic revenues growth in our Sterilization and Disinfection Control division for the three and six months ended September 30, 2024 differed from total GAAP revenues growth due to the acquisition of GKE; for all other amounts presented, GAAP revenues growth is equivalent to organic revenues growth.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$60,737	$57,833	5.0%	$120,280	$116,003	3.7%
Gross profit	37,331	35,455	5.3%	74,270	72,704	2.2%
Operating expense	32,607	31,947	2.1%	66,482	63,616	4.5%
Operating income	4,724	3,508	34.7%	7,788	9,088	(14.3%)
Net income	$2,476	$3,428	(27.8%)	$7,218	$6,816	5.9%

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

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$22,107	$22,205	(0.4%)	$47,517	$45,162	5.2%
Gross profit	14,870	15,172	(2.0%)	33,036	30,730	7.5%
Gross profit as a % of revenues	67.3%	68.3%	(1.0 pt)	69.5%	68.0%	1.5 pt

Revenues for the Sterilization and Disinfection Control division declined 0.4% for the three months ended September 30, 2025 versus the comparable prior year period. The decrease was primarily driven by lower-than-expected order fulfillments for certain product lines. Bookings were approximately 5% greater than revenues for the three months ended September 30, 2025.

For the six months ended September 30, 2025, the division’s revenues increased 5.2% versus the comparable prior year period. Year-to-date growth was largely attributable to strong commercial execution and higher sales volumes during the first quarter of fiscal 2026.

Gross profit as a percentage of revenues decreased by 1.0 percentage point and increased by 1.5 percentage points for the three and six months ended September 30, 2025, respectively, versus the comparable prior year periods. Excluding the impact of prior year inventory step-up amortization related to the GKE acquisition, gross profit as a percentage of revenues would have decreased by 3.1 and 1.2 percentage points for the three and six months ended September 30, 2025, respectively. These declines were primarily driven by increased professional services expenses, as we invested in outside expertise to improve our production processes for this division and the impact of a weakening USD. We expect to significantly decrease these outside professional services expenses during the second half of fiscal year 2026.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$13,920	$11,867	17.3%	$25,406	$23,875	6.4%
Gross profit	8,129	7,167	13.4%	14,435	15,126	(4.6%)
Gross profit as a % of revenues	58.4%	60.4%	(2.0 pt)	56.8%	63.4%	(6.6 pt)

Revenues for the Biopharmaceutical Development division increased 17.3% and 6.4%, respectively, for the three and six months ended September 30, 2025 versus the comparable prior year periods. Increases in revenue were primarily driven by higher sales of Peptides instruments.

The Biopharmaceutical Development division's consumables revenues grew approximately 14% and 6%, respectively, for the three and six months ended September 30, 2025 versus the comparable prior year periods.

Gross profit as a percentage of revenue for the Biopharmaceutical Development division decreased 2.0 percentage points for the three months ended September 30, 2025 versus the comparable prior year period. The decrease for the three months ended September 30, 2025 was primarily due to the impact of tariffs and foreign currency translation along with unfavorable product mix as higher-margin Immunoassays revenues comprised a lower portion of the division’s total revenues. The 6.6 percentage point decrease for the six months ended September 30, 2025 versus the comparable prior year period was primarily due to unfavorable product mix, the impact of tariffs and foreign currency translation, and lower revenues on a partially fixed cost base. Excluding the impact of tariffs and foreign currency translation, gross profit as a percentage of revenues would have been approximately 61.3% and 59.1%, respectively, for the three and six months ended September 30, 2025.

Calibration Solutions

The Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, environmental and process monitoring, gas flow and torque testing.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$13,570	$12,262	10.7%	$25,920	$24,063	7.7%
Gross profit	8,235	7,210	14.2%	15,277	14,452	5.7%
Gross profit as a % of revenues	60.7%	58.8%	1.9 pt	58.9%	60.1%	(1.2 pt)

Revenues for the Calibration Solutions division increased 10.7% and 7.7% for the three and six months ended September 30, 2025, respectively, versus the comparable prior-year periods. Growth was primarily driven by ongoing commercial efforts to renew contracts with larger customers that incentivize utilization of our service offerings, and to a lesser extent, by price increases.

Gross profit as a percentage of revenues increased by 1.9 percentage points for the three months ended September 30, 2025 versus the comparable prior-year period, primarily due to higher revenues on a partially fixed cost base, partially offset by increased manufacturing input costs, including the impact of tariffs. For the six months ended September 30, 2025, gross profit as a percentage of revenues decreased 1.2 percentage points versus the comparable prior-year period, primarily due to increased personnel-related costs that we expect will support future growth, and to a lesser extent, due to increased manufacturing input costs, including the impact of tariffs.

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

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$11,140	$11,499	(3.1%)	$21,437	$22,903	(6.4%)
Gross profit	6,097	5,906	3.2%	11,522	12,396	(7.1%)
Gross profit as a % of revenues	54.7%	51.4%	3.3 pt	53.7%	54.1%	(0.4 pt)

Revenues for the Clinical Genomics division declined 3.1% and 6.4% for the three and six months ended September 30, 2025, respectively, versus the comparable prior year periods. The decrease was driven primarily by lower sales to customers in China, reflecting ongoing macroeconomic and regulatory uncertainty and escalating trade tensions. Excluding sales to China, revenues increased 16.2% and 12.1%, respectively, for the three and six months ended September 30, 2025 versus the comparable prior year periods. While we anticipate continued revenues growth outside of China for the remainder of the fiscal year, we expect continued decreases in revenues from China over the same period, versus the comparable prior year periods.

Clinical Genomics’ gross profit as a percentage of revenue increased 3.3 percentage points for the three months ended September 30, 2025 versus the comparable prior year period, despite lower revenues. The increase was primarily driven by favorable product mix, as consumables, which carry higher margins, represented a higher portion of total revenues, and by favorable geographic mix, as domestic sales tend to generate higher margins than sales in the APAC region. Gross profit percentage decreased 0.4 percentage points for the six months ended September 30, 2025 versus the comparable prior year period. The decline was primarily driven by lower revenues on a partially fixed cost base, and to a lesser extent, foreign currency impacts, partially offset by increased domestic and consumables sales.

Operating Expense

Operating expense increased 2.1% and 4.5%, respectively, for the three and six months ended September 30, 2025 versus the comparable prior year periods. Among other factors, reported selling, general and administrative, and research and development expenses increased due to the weakening of the U.S. dollar against the euro and Swedish krona for the three and six months ended September 30, 2025 versus the comparable prior year period.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Selling expense	$9,796	$9,849	(0.5%)	$20,729	$19,965	3.8%
As a percentage of revenues	16.1%	17.0%	(0.9 pt)	17.2%	17.2%	- pt

Selling expense decreased 0.5% for the three months ended September 30, 2025 versus the comparable prior year period, primarily due to lower personnel and training costs, including lower commissions expense, partially offset by severance charges. Selling expense increased 3.8% for the six months ended September 30, 2025, versus the comparable prior year period, primarily due to severance costs and investments in professional services to support lead-generation and marketing.

General and Administrative Expense

Labor costs, amortization of intangible assets, and non-cash stock-based compensation drive the substantial majority of our general and administrative expense.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
General and administrative expense	$17,763	$17,464	1.7%	$35,721	$34,282	4.2%
As a percentage of revenues	29.2%	30.2%	(1.0 pt)	29.7%	29.6%	0.1 pt

General and administrative expense increased 1.7% for the three months ended September 30, 2025 versus the comparable prior year period. The increase was primarily driven by higher expense related to estimated uncollectible accounts receivable, particularly in China, and by increased personnel and benefits costs, including severance. These increases were partially offset by lower professional services costs.

General and administrative expense increased 4.2% for the six months ended September 30, 2025 versus the comparable prior year period. The increase was primarily attributable to higher personnel costs, including increased non-cash stock-based compensation resulting from an adjustment to performance-based awards to reflect achievement against targets through September 30, 2025. Higher expense related to estimated uncollectible accounts receivable in China also contributed to the increase. The increase was partially offset by lower consulting and professional services expenses, as our prior year results included consulting costs related to integrating GKE into our enterprise resource planning system.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Research and development expense	$5,048	$4,634	8.9%	$10,032	$9,369	7.1%
As a percentage of revenues	8.3%	8.0%	0.3 pt	8.3%	8.1%	0.2 pt

Research and development expenses increased 8.9% and 7.1% for the three and six months ended September 30, 2025, respectively, versus the comparable prior year periods. The increases were primarily attributable to severance costs, particularly within our Clinical Genomics division, and purchases of supplies and consulting services to support project-specific research and development activities.

Non-Operating Expense (Income), Net

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Interest expense and amortization of debt issuance costs	$2,862	$3,018	(5.2%)	$5,060	$5,860	(13.7%)
(Gain) on extinguishment of convertible notes	-	-	N/A	-	(2,887)	(100.0%)
Other (income), net	(137)	(3,322)	(95.9%)	(6,283)	(1,602)	292.2%
Non-operating expense (income), net	$2,725	$(304)	(996.4%)	$(1,223)	$1,371	(189.2%)

Interest expense decreased for the three and six months ended September 30, 2025 compared to the prior year periods, primarily due to lower weighted average levels of outstanding interest-bearing debt and a reduction in interest rates applicable to our floating rate debt. These decreases were partially offset by the settlement of $97.5 million principal on our Notes using $97.0 million in borrowings under the Revolver, which carries a higher interest rate than the Notes. We expect interest expense to increase for the remainder of fiscal year 2026 compared to fiscal year 2025, driven by the higher interest rate on debt outstanding under our Credit Facility compared with the Notes.

Other (income), net primarily consists of gains and losses on foreign currency transactions. In particular, during the six months ended September 30, 2025, we recognized unrealized foreign currency gains of approximately $6.1 million related to an intercompany U.S. dollar-denominated loan issued in fiscal year 2024 to one of our wholly owned, euro-denominated subsidiaries.

The $2.9 million gain on extinguishment of the Notes reported in the first six months of fiscal year 2025 was a result of the partial repurchase of the Notes during that period. No gain or loss was recognized upon final settlement of the Notes during the three months ended September 30, 2025, as the Notes had reached maturity and were settled in cash at the contractual principal amount.

Income Taxes

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Income tax (benefit) expense	$(477)	$384	(224.2%)	$1,793	$901	99.0%
Effective tax rate	(23.9%)	10.1%	(34.0 pt)	19.9%	11.7%	8.2 pt

Our effective income tax rate was (23.9%) and 19.9%, respectively, for the three and six months ended September 30, 2025 compared to 10.1% and 11.7% for the prior year periods. The effective tax rate for both the three and six months ended September 30, 2025 differed from the statutory federal rate of 21% primarily due to the impact of the valuation allowance on U.S. deferred taxes, partially offset by the foreign rate differential.

The change in the effective tax rate for both the three and six months ended September 30, 2025 versus the comparable prior year periods is primarily due to prior year valuation allowance adjustments related to our operations in Germany and an increase in German statutory taxes in the current fiscal year.

Our future effective income tax rate depends on various factors, such as changes in tax laws including OBBBA, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income

Net income varies with changes in revenues, gross profit, operating expense, and currency exchange rate fluctuations. Net income included $9.1 million, $7.7 million and $2.7 million of non-cash amortization of intangible assets, stock-based compensation expense, and depreciation expense, respectively, for the six months ended September 30, 2025.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash on hand, and cash available from borrowings under our Credit Facility. We believe these sources are sufficient to meet our ongoing operating needs, scheduled debt service obligations, dividend payments and anticipated capital expenditures. As of September 30, 2025 and March 31, 2025, we held $20.4 million and $27.3 million of cash, respectively.

Historically, our more significant uses of cash have included acquisitions, payments on debt principal and interest obligations, and quarterly dividends paid to shareholders.

Working capital, defined as the amount by which current assets exceed current liabilities, was $49.1 million as of September 30, 2025, compared to negative working capital of $(61.3) million as of March 31, 2025. The prior period's negative working capital was due to the classification of $97.5 million in principal related to our Notes as a current liability. During the three months ended September 30, 2025, we settled the Notes using a draw of $97.0 million on our Revolver. The Revolver allows us to borrow to up to $125.0 million, and $106.0 million was outstanding as of September 30, 2025. Subsequent to quarter end, we repaid $2.0 million on the Revolver.

On October 10, 2025 we amended our Credit Facility to reduce the applicable interest rate spread above the SOFR base rate from 1.5%-3.5% to 1.25%-2.5%. This rate reduction represents annual cost savings of approximately $0.6 million at debt levels outstanding under our Credit Facility as of September 30, 2025. We expect to incur approximately $11.6 million in cash interest expense over the next twelve months. Required principal debt payments due on our Term Loan within the next twelve months total $4.7 million.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require us to obtain additional capital, assume third-party debt or incur other long-term obligations. We believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities; however, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

Dividends

We have paid regular quarterly dividends since 2003. We paid dividends of $0.16 per share during the three months ended September 30, 2025, as well as each quarter of fiscal years 2026 and 2025.

In October 2025, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2025, to shareholders of record at the close of business on November 28, 2025.

Goodwill Impairment Testing

We perform qualitative analyses at least quarterly to identify potential indicators of impairment and to assess whether it is more likely than not that any of our five goodwill reporting units (Sterilization and Disinfection Control, Immunoassays (BPD), Peptides (BPD), Calibration Solutions, and Clinical Genomics) is impaired. As of September 30, 2025, we concluded that our reporting units are not impaired. However, future impairment losses could result from adverse economic, market, or industry-specific conditions; unfavorable actual or anticipated adverse changes in the business climate or in our operational performance; adverse developments in legal or regulatory environments; declines in our market capitalization; failure to achieve forecasted cash flows; or any combination of these or other similar factors.

Our Clinical Genomics and Peptides reporting units remain particularly sensitive to significant changes in key valuation assumptions, and therefore carry a heightened risk of future impairment losses. The valuation of our reporting units for impairment testing purposes requires significant management judgment and the use of unobservable Level 3 inputs, including discount rates, forecasted results for earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue growth rates, operating expense projections, the identification of comparable public entities, and applied market multiples.

We continue to monitor the impact of macroeconomic challenges, demand for our products and services, and tariffs with respect to China. Depending on the persistence and magnitude of adverse factors, it is reasonably possible our Clinical Genomics and Peptides reporting units could incur impairment losses in the future. As of our most recent annual impairment test on January 1, 2025, the estimated fair values of the Clinical Genomics and Peptides reporting units exceeded their carrying values by approximately 40% and 20%, respectively. As of September 30, 2025, the carrying values of goodwill and finite-lived intangible assets associated with our Clinical Genomics reporting unit were $17.1 million and $8.6 million, respectively. The carrying values of goodwill and finite-lived intangible assets associated with our Peptides reporting unit were $13.7 million and $0.8 million, respectively.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six Months Ended September 30,
amounts in thousands	2025	2024
Net cash provided by operating activities	$10,115	$16,014
Net cash (used in) investing activities	(2,101)	(2,679)
Net cash (used in) financing activities	(16,310)	(18,029)

Cash flows from operating activities provided $10.1 million for the six months ended September 30, 2025, a decrease of $5.9 million versus the comparable prior year period. The decrease in cash flows from operating activities was primarily a result of:

●	higher cash payments in the first quarter of fiscal year 2026 to settle accrued bonuses and commissions from the end of fiscal year 2025; and
●	increased inventory purchases, including for finished goods warehoused in international locations as part of our tariff mitigation strategy.

These uses of cash were partially offset by higher collections on accounts receivable, driven by increased revenues.

Cash used in investing activities decreased for the six months ended September 30, 2025 versus the comparable prior year period as we invested in property, plant and equipment for our new leased facility in Sweden in the prior year. Cash used in financing activities resulted in a $16.3 million use of cash for the six months ended September 30, 2025. We borrowed:

●	$10.5 million under the Revolver, largely to fund a $9.6 million payment of the GKE acquisition-related holdback; and
●	$97.0 million under the Revolver, to settle the Notes upon maturity in August 2025.

We repaid:

●	$97.5 million to settle the Notes;
●	$11.5 million under the Revolver; and
●	$1.9 million under the Term Loan.

Recent Accounting Pronouncements

For a discussion of the new accounting standards impacting the Company, refer to Note 1. “Description of Business and Summary of Significant Accounting Policies” in Item I. Financial Statements (Unaudited).

Contractual Obligations and Other Commercial Commitments

We are party to contractual obligations that involve commitments to remit payments to third parties in the ordinary course of business. On a consolidated basis, as of September 30, 2025, we had contractual obligations for open purchase orders of approximately $11.8 million for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year.

See "Liquidity and Capital Resources" for information related to future required debt and other payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2025, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

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

Non-GAAP Measures

In addition to financial measures prepared in accordance with generally accepted accounting principles, we present organic revenues growth, defined as reported revenues growth excluding revenues from recent acquisitions, as a supplemental non-GAAP financial measure. We believe this measure facilitates comparability between current and prior period information and provides insight into our short-term and long-term performance and growth trends. We use organic revenues growth internally for forecasting, evaluating operating performance, comparing current and historical revenue results, and informing financial and operating decision-making, including for compensation-setting purposes.

A reconciliation of organic revenues growth to total revenues growth is as follows:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	(0.4%)	30.0%	-%	(34.3%)	(0.4%)	(4.3%)
Biopharmaceutical Development	17.3%	28.9%	-%	-%	17.3%	28.9%
Calibration Solutions	10.7%	8.2%	-%	-%	10.7%	8.2%
Clinical Genomics	(3.1%)	(26.0%)	-%	-%	(3.1%)	(26.0%)
Total Company	5.0%	8.8%	-%	(11.0%)	5.0%	(2.2%)

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Six Months Ended September 30,
	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	5.2%	36.8%	-%	(36.7%)	5.2%	0.1%
Biopharmaceutical Development	6.4%	25.0%	-%	-%	6.4%	25.0%
Calibration Solutions	7.7%	5.6%	-%	-%	7.7%	5.6%
Clinical Genomics	(6.4%)	(20.8%)	-%	-%	(6.4%)	(20.8%)
Total Company	3.7%	11.7%	-%	(11.6%)	3.7%	0.1%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no material changes to our market risk exposure during the three months ended September 30, 2025.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2025, there have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk Factors

During the three months ended September 30, 2025, there were no material changes from the risk factors described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 2025	-	-	-	162,486
August 2025	-	-	-	162,486
September 2025	-	-	-	162,486
Total	-	-	-	162,486

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

Item 5. Other Information

During the three months ended September 30, 2025, none of our directors or officers entered into new or amended written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 25, 2023).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 10, 2019).
10.1	Amended and Restated Credit Agreement, dated as of April 5, 2024, by and among the Company, the guarantors and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the joint lead arrangers and joint bookrunners party thereto.
10.2.3	Mesa Laboratories, Inc Amended and Restated 2021 Equity Incentive Plan.
10.5.1** α	Form of Amendment to Executive Employment Agreements, by and between Mesa Laboratories, Inc. and each of Messrs. Owens, Sakys and Archbold.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

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

MESA LABORATORIES, INC.

(Registrant)

DATED: November 6, 2025	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: November 6, 2025	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer