Form 10-Q
period 2025-12-31
MESA LABORATORIES INC /CO/
filed 2026-02-03
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,524,813 shares of the Issuer’s common stock, no par value, outstanding as of January 31, 2026.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	December 31,	March 31,
	2025	2025
ASSETS
Current assets:
Cash and cash equivalents	$28,975	$27,321
Accounts receivable, less allowance for credit losses of $2,523 and $1,186, respectively	40,233	41,970
Inventories	26,559	25,365
Prepaid expenses and other current assets	9,865	8,029
Total current assets	105,632	102,685
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $29,901 and $26,421, respectively	31,599	32,333
Deferred tax asset	1,474	1,371
Other assets	17,195	18,324
Customer relationships, net	67,898	72,880
Other intangibles, net	21,748	23,995
Goodwill	189,303	181,760
Total assets	$434,849	$433,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,253	$5,747
Accrued payroll and benefits	13,879	17,858
Unearned revenues	14,558	14,710
Other accrued expenses	15,549	24,601
Term loan, current portion	5,156	3,750
Convertible notes, net of debt issuance costs	-	97,297
Total current liabilities	54,395	163,963
Noncurrent liabilities:
Deferred tax liability	21,831	20,181
Other noncurrent liabilities	10,961	12,472
Term loan, noncurrent portion, net of debt issuance costs	62,721	66,902
Revolving line of credit	98,250	10,000
Total liabilities	248,158	273,518
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,524,813 and 5,455,421 shares, respectively	368,555	358,541
(Accumulated deficit)	(180,727)	(188,936)
Accumulated other comprehensive (loss)	(1,137)	(9,775)
Total stockholders’ equity	186,691	159,830
Total liabilities and stockholders’ equity	$434,849	$433,348

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$65,126	$62,840	$185,406	$178,843
Cost of revenues	23,331	23,086	69,341	66,385
Gross profit	41,795	39,754	116,065	112,458
Operating expense:
Selling	9,986	10,450	30,715	30,415
General and administrative	18,805	18,472	54,526	52,754
Research and development	5,029	5,053	15,061	14,422
Total operating expense	33,820	33,975	100,302	97,591
Operating income	7,975	5,779	15,763	14,867
Non-operating expense (income):
Interest expense and amortization of debt issuance costs	3,036	2,842	8,096	9,340
(Gain) on extinguishment of convertible notes	-	-	-	(2,887)
Other expense (income), net	343	5,154	(5,940)	2,914
Total non-operating expense, net	3,379	7,996	2,156	9,367
Earnings (loss) before income taxes	4,596	(2,217)	13,607	5,500
Income tax expense (benefit)	966	(541)	2,759	360
Net income (loss)	$3,630	$(1,676)	$10,848	$5,140

Earnings (loss) per share:
Basic	$0.66	$(0.31)	$1.97	$0.95
Diluted	$0.65	$(0.31)	$1.95	$0.94

Weighted-average common shares outstanding:
Basic	5,532	5,429	5,504	5,413
Diluted	5,565	5,429	5,552	5,464

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(unaudited)

(in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024

Net income (loss)	$3,630	$(1,676)	$10,848	$5,140
Other comprehensive income (loss):
Foreign currency translation adjustments	2,095	(6,951)	8,638	(1,867)
Comprehensive income (loss)	$5,725	$(8,627)	$19,486	$3,273

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2025	5,455,421	$358,541	$(188,936)	$(9,775)	$159,830
Vesting of restricted stock units	57,348	-	-	-	-
Tax withholding on vesting of net restricted stock units	(11,315)	(1,061)	-	-	(1,061)
Dividends paid, $0.16 per share	-	-	(873)	-	(873)
Stock-based compensation expense	-	3,881	-	-	3,881
Foreign currency translation	-	-	-	5,977	5,977
Net income	-	-	4,742	-	4,742
June 30, 2025	5,501,454	$361,361	$(185,067)	$(3,798)	$172,496
Vesting of restricted stock units	9,287	-	-	-	-
Tax withholding on vesting of net restricted stock units	-	-	-	-	-
Dividends paid, $0.16 per share	-	-	(882)	-	(882)
Stock-based compensation expense	-	3,812	-	-	3,812
Foreign currency translation	-	-	-	566	566
Net income	-	-	2,476	-	2,476
September 30, 2025	5,510,741	$365,173	$(183,473)	$(3,232)	$178,468
Vesting of restricted stock units	14,072	-	-	-	-
Tax withholding on vesting of restricted stock units	-	-	-	-	-
Dividends paid, $0.16 per share	-	-	(884)	-	(884)
Stock-based compensation expense	-	3,382	-	-	3,382
Foreign currency translation	-	-	-	2,095	2,095
Net income	-	-	3,630	-	3,630
December 31, 2025	5,524,813	$368,555	$(180,727)	$(1,137)	$186,691

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Vesting of restricted stock units	20,858	-	-	-	-
Tax withholding on vesting of net restricted stock units	(6,194)	(571)	-	-	(571)
Dividends paid, $0.16 per share	-	-	(863)	-	(863)
Stock-based compensation expense	-	2,928	-	-	2,928
Foreign currency translation	-	-	-	452	452
Net income	-	-	3,388	-	3,388
June 30, 2024	5,409,155	$345,999	$(180,969)	$(14,303)	$150,727
Vesting of restricted stock units	13,006	-	-	-	-
Tax withholding on vesting of net restricted stock units	(2,306)	(307)	-	-	(307)
Dividends paid, $0.16 per share	-	-	(866)	-	(866)
Stock-based compensation expense	-	3,837	-	-	3,837
Foreign currency translation	-	-	-	4,632	4,632
Net income	-	-	3,428	-	3,428
September 30, 2024	5,419,855	$349,529	$(178,407)	$(9,671)	$161,451
Vesting of restricted stock units	13,780	23	-	-	23
Tax withholding on vesting of restricted stock units	(32)	(3)	-	-	(3)
Dividends paid, $0.16 per share	-	-	(869)	-	(869)
Stock-based compensation expense	-	3,239	-	-	3,239
Foreign currency translation	-	-	-	(6,951)	(6,951)
Net (loss)	-	-	(1,676)	-	(1,676)
December 31, 2024	5,433,603	$352,788	$(180,952)	$(16,622)	$155,214

*Accumulated Other Comprehensive (Loss) Income

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$10,848	$5,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	3,989	4,028
Amortization of intangible assets	13,532	13,002
Stock-based compensation expense	11,075	10,004
Gain on extinguishment of convertible notes	-	(2,887)
Amortization of step-up in inventory basis	-	1,232
Foreign currency adjustments	(5,800)	2,492
Other	4,140	3,914
Cash from changes in operating assets and liabilities:
Accounts receivable, net	921	91
Inventories	(3,460)	(539)
Prepaid expenses and other assets	(1,538)	484
Accounts payable	(873)	(1,919)
Accrued liabilities and taxes payable	(3,451)	(50)
Unearned revenues	(514)	(849)
Net cash provided by operating activities	28,869	34,143
Cash flows from investing activities:
Purchases of property, plant and equipment	(2,833)	(3,492)
Net cash (used in) investing activities	(2,833)	(3,492)
Cash flows from financing activities:
Proceeds from debt borrowings	107,500	73,465
Repurchase and settlement of convertible note debt	(97,500)	(71,560)
Other debt principal repayments	(22,062)	(26,313)
GKE acquisition-related holdback payment	(9,555)	-
Dividends paid	(2,639)	(2,598)
Other financing, net	(1,839)	(1,310)
Net cash (used in) financing activities	(26,095)	(28,316)
Effect of exchange rate changes on cash and cash equivalents	1,713	407
Net increase in cash and cash equivalents	1,654	2,742
Cash and cash equivalents at beginning of period	27,321	28,214
Cash and cash equivalents at end of period	$28,975	$30,956

Supplemental non-cash activity:
Right of use assets obtained in exchange for lease liabilities	$517	$9,596

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

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and the Asia Pacific region ("APAC"), and by independent distributors throughout the world.

As of December 31, 2025, we managed our operations in four reportable segments, or divisions:

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

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described below, they are not applicable to us or are not expected to have a material impact on our consolidated financial statements. We have not adopted any new accounting standards in fiscal year 2026.

Recently Issued Accounting Pronouncements

In  December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency, effectiveness and comparability of annual income tax disclosures. The guidance is effective for public business entities for fiscal years beginning after  December 15, 2024 (our fiscal year 2026), with early adoption and prospective or retrospective application permitted. Other than presentation of additional disaggregated information related to the jurisdictions in which we pay income taxes and income tax rate reconciliations in our annual income tax footnote disclosures, we do not expect the adoption of ASU No. 2023-09 to have a material impact on our consolidated financial statements and disclosures.

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after December 15, 2026 (our fiscal year 2028 for annual periods) and interim periods within fiscal years beginning after December 15, 2027 (our fiscal year 2029 for interim periods), with early adoption and prospective or retrospective application permitted. We are currently assessing the effect the adoption of this standard will have on our consolidated financial statements and disclosures; we expect to disclose additional detail regarding the nature and classification of certain categories of expense once adopted.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Improvements to the Measurement of Credit Losses for Receivables and Contract Assets. ASU 2025-05 introduces a practical expedient that removes the requirement to incorporate macroeconomic forecasts into the estimation of expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. Prospective adoption is required, and early adoption is permitted. We intend to early adopt ASU 2025-05 for our fiscal year beginning April 1, 2026, including interim periods. Upon adoption, we plan to elect the practical expedient allowing us to assume conditions at the balance sheet date will remain unchanged for the remaining life of the asset. We do not expect adoption to have a material impact on our consolidated financial statements or related disclosures.

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

Revenues from hardware and consumables are recognized upon transfer of control to the customer. Control of hardware and consumables sold in the U.S. and Asia Pacific typically transfers at the point of shipment, whereas control of products sold in Europe more typically occurs upon delivery to the customer site.

We also offer maintenance, calibration and testing services. Services result in revenues recognized either over time, for example, when we are contractually obligated to perform labor and replace parts on an as-needed basis throughout a specified service period, or at a point in time, upon completion of a specific, discrete service.

We disclose revenues consistently with how management evaluates the business, i.e., based on business unit and the nature of goods and services provided.

The following tables present disaggregated revenues for the three and nine months ended December 31, 2025, respectively:

	Three Months Ended December 31, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$22,357	$4,880	$658	$8,836	$36,731
Hardware and software	152	6,277	8,904	2,011	17,344
Services	2,405	3,216	4,510	920	11,051
Total revenues	$24,914	$14,373	$14,072	$11,767	$65,126

	Three Months Ended December 31, 2024
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$20,991	$4,909	$1,043	$9,866	$36,809
Hardware and software	52	4,534	9,333	1,877	15,796
Services	2,464	2,794	4,053	924	10,235
Total revenues	$23,507	$12,237	$14,429	$12,667	$62,840

	Nine Months Ended December 31, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$64,650	$13,087	$2,251	$25,893	$105,881
Hardware and software	388	17,227	24,008	4,361	45,984
Services	7,393	9,465	13,733	2,950	33,541
Total revenues	$72,431	$39,779	$39,992	$33,204	$185,406

	Nine Months Ended December 31, 2024
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$60,860	$12,657	$2,067	$26,156	$101,740
Hardware and software	365	14,539	24,067	6,511	45,482
Services	7,444	8,916	12,358	2,903	31,621
Total revenues	$68,669	$36,112	$38,492	$35,570	$178,843

Revenues from external customers are attributed to individual countries based on the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
United States	$29,892	$30,476	$86,838	$85,415
China	5,645	6,322	16,389	20,271
Other	29,589	26,042	82,179	73,157
Total revenues	$65,126	$62,840	$185,406	$178,843

No foreign country exceeded 10% of total revenues for the three and nine months ended December 31, 2025.

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2025	$14,803
Prior year liabilities recognized in revenues during the nine months ended December 31, 2025	(9,366)
Contract liabilities added during the nine months ended December 31, 2025, net of revenues recognized	9,132
Contract liabilities as of December 31, 2025	$14,569

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

There were no nonrecurring fair value adjustments or transfers between the levels of the fair value hierarchy during the three and nine months ended December 31, 2025.

The financial instruments that subject us to the highest concentrations of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of December 31, 2025.

Note 4. Supplemental Information

Inventories consisted of the following:

	December 31, 2025	March 31, 2025
Raw materials	$16,555	$14,775
Work in process	723	560
Finished goods	9,281	10,030
Total inventories	$26,559	$25,365

Prepaid expenses and other current assets consisted of the following:

	December 31, 2025	March 31, 2025
Prepaid expenses	$3,567	$2,364
Deposits	1,495	1,752
Prepaid income taxes	869	1,040
Other current assets	3,934	2,873
Total prepaid expenses and other current assets	$9,865	$8,029

Accrued payroll and benefits consisted of the following:

	December 31, 2025	March 31, 2025
Bonus payable	$7,760	$10,891
Wages and paid-time-off payable	2,754	3,672
Payroll related taxes	2,303	2,475
Other benefits payable	1,062	820
Total accrued payroll and benefits	$13,879	$17,858

Other accrued expenses consisted of the following:

	December 31, 2025	March 31, 2025
Accrued business taxes	$7,150	$5,996
Current operating lease liabilities	3,891	3,523
Income taxes payable	2,072	2,157
GKE acquisition holdback	-	9,315
Other	2,436	3,610
Total other accrued expenses	$15,549	$24,601

Depreciation expense was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Depreciation expense in cost of revenues	$775	$610	$2,376	$2,376
Depreciation expense in operating expense	495	496	1,613	1,652
Total depreciation expense	$1,270	$1,106	$3,989	$4,028

Note 5. Goodwill and Intangible Assets

Intangible assets other than goodwill consisted of the following:

	December 31, 2025			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$199,843	$(131,945)	$67,898	$190,069	$(117,189)	$72,880
Other intangibles	63,401	(41,653)	21,748	61,192	(37,197)	23,995
Total finite-lived intangible assets	$263,244	$(173,598)	$89,646	$251,261	$(154,386)	$96,875

Amortization expense for intangible assets was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Amortization in cost of revenues	$695	$660	$2,104	$1,979
Amortization in general and administrative	3,750	3,731	11,428	11,023
Total	$4,445	$4,391	$13,532	$13,002

Estimated future amortization expense for the fiscal years ending  March 31 is presented below, based on foreign currency exchange rates in effect as of December 31, 2025:

Fiscal Year	Amortization Expense
Remainder of 2026	$4,463
2027	17,546
2028	16,903
2029	16,329
2030	11,538

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
March 31, 2025	$79,408	$48,211	$37,213	$16,928	$181,760
Effect of foreign currency translation	4,661	2,611	75	196	7,543
December 31, 2025	$84,069	$50,822	$37,288	$17,124	$189,303

Note 6. Indebtedness

Credit Facility

Our secured credit agreement matures in April 2029 and includes:

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

On  April 5, 2024, we borrowed $75,000 under the Credit Facility's Term Loan to fund privately negotiated repurchases of a portion of our convertible notes ("the Notes"). On  August 12, 2025, we borrowed $97,000 under the Revolver to fund the cash settlement of the remaining Notes, which matured on August 15, 2025 (see "Convertible Notes" below).

Borrowings under our Credit Facility bear interest at a SOFR rate or a base rate, plus an applicable spread that varies with our total net leverage ratio. On October 10, 2025 we amended the Credit Facility to reduce the range of the spread from 1.5% - 3.0% to 1.25% - 2.50%.

The weighted average interest rate on borrowings under the Credit Facility was 6.2% as of  December 31, 2025 and 7.2% as of March 31, 2025.

The financial covenants in the Credit Facility include a maximum total net leverage ratio of 4.0 to 1.0 on each of the testing dates between March 31, 2025 and March 31, 2026 and 3.5 to 1.0 on each testing date thereafter. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  December 31, 2025, we were in compliance with all covenants under the Credit Facility.

Term Loan

During the three and nine months ended December 31, 2025, we made required quarterly principal payments on the Term Loan of $938 and $2,813, respectively.

We are required to make quarterly principal payments on the Term Loan. For the fiscal years ending March 31, future debt payments on the Term Loan are required as follows:

Fiscal Year	Amount
Remainder of 2026	$938
2027	5,625
2028	5,625
2029	7,500
2030	48,750
Total principal remaining	$68,438

A reconciliation of the carrying amount of the Term Loan to principal outstanding was as follows:

	December 31, 2025	March 31, 2025
Current portion	$5,156	$3,750
Noncurrent portion	62,721	66,902
Debt issuance costs	561	598
Term Loan principal outstanding	$68,438	$71,250

We recognized interest expense on the Term Loan as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Interest expense (6.2% and 7.5% as of December 31, 2025 and 2024, respectively)	$1,159	$1,450	$3,756	$4,551
Amortization of debt issuance costs	43	38	118	111
Total interest and amortization of debt issuance costs	$1,202	$1,488	$3,874	$4,662

Revolver

As of  December 31, 2025, the outstanding balance under the Revolver was $98,250 and $26,750 remained available to be borrowed. Subsequent to December 31, 2025, we repaid an additional $4,000 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio.

The balance of unamortized customary lender fees related to the Revolver was $1,103 and $1,203 as of  December 31, 2025 and  March 31, 2025, respectively.

Convertible Notes

On August 15, 2025, our outstanding 1.375% convertible notes (the "Notes") matured. We settled the aggregate principal balance of $97,500 as well as $670 of accrued interest in cash by drawing $97,000 under our Revolver and using $1,170 of cash on hand.

Interest expense recognized in connection with the Notes during the three and nine months ended December 31, 2025 and 2024 respectively, was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Coupon interest expense at 1.375%	$-	$335	$503	$1,037
Amortization of debt issuance costs	-	134	203	412
Total interest and amortization of debt issuance costs	$-	$469	$706	$1,449

The effective interest rate on the Notes was approximately 1.9%.

The net carrying amount of the Notes was as follows:

	December 31, 2025	March 31, 2025
Principal outstanding	$-	$97,500
Unamortized debt issuance costs	-	(203)
Net carrying value	$-	$97,297

Note 7. Stockholders' Equity

Stock-Based Compensation

On August 22, 2025, our shareholders approved an amendment to the Mesa Laboratories Inc. 2021 Amended and Restated Equity Incentive Plan (the "2021 Equity Plan"), increasing the number of shares authorized for issuance from 660 shares to 1,156 shares, an increase of 496 shares.

During the nine months ended December 31, 2025, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the 2021 Equity Plan.

Stock-based compensation expense is included in cost of revenues, selling, general and administrative, and research and development expense in the accompanying unaudited Condensed Consolidated Statements of Operations.

The following is a summary of RSU and PSU award activity for the nine months ended December 31, 2025:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested as of March 31, 2025	145	$106.54	85	$166.31
Awards granted(1)	108	90.87	44	99.56
Awards forfeited	(11)	97.91	-	-
Awards distributed	(65)	117.08	(16)	265.32
Nonvested as of December 31, 2025	177	$93.65	113	$126.12

(1)	Balances for PSUs granted are reflected at target.

Time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The significant majority of RSUs granted to employees during the nine months ended December 31, 2025 vest in equal installments on June 15, 2026, June 13, 2027 and June 13, 2028. RSUs granted to non-employee directors during the nine months ended December 31, 2025 vest one year from the grant date. We generally recognize expense relating to RSUs, net of estimated forfeitures, on a straight-line basis over the vesting period. For time-based RSUs granted to participants who qualify as retirement-eligible under the 2021 Equity Plan, we recognize expense either upon grant or over a shortened service period, depending on the retirement notification requirements applicable to participants.

During the nine months ended December 31, 2025, the Compensation Committee of the Board of Directors approved a grant of 44 PSUs at target (the "FY26 PSUs") to eligible employees. The FY26 PSUs are subject to market-based performance conditions and service conditions. The market performance measurement period and service period is from June 15, 2025 through June 15, 2028. The number of shares that will be earned is based on market performance and will range from 0% to 200% of the target number of shares. If defined minimum targets are not met, no shares will vest.

As of December 31, 2025, there were 133 shares subject to options outstanding, with a weighted average exercise price per share of $191.04, an intrinsic value of $0 and a remaining contractual life of 2.3 years. Our Compensation Committee has not granted options to any plan participants in the current or prior fiscal year.

Note 8. Earnings (Loss) Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings (loss) per share ("EPS"):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net income (loss) available for shareholders	$3,630	$(1,676)	$10,848	$5,140
Weighted average outstanding shares of common stock(1)	5,532	5,429	5,504	5,413
Dilutive effect of RSUs	33	-	48	51
Fully diluted shares	5,565	5,429	5,552	5,464

Basic earnings (loss) per share	$0.66	$(0.31)	$1.97	$0.95
Diluted earnings (loss) per share	$0.65	$(0.31)	$1.95	$0.94

(1) Weighted average outstanding shares includes awards that have not yet vested and are not yet legally outstanding, but for which all vesting criteria other than the passage of time have been satisfied. For example, this includes RSUs granted to retirement-eligible employees that are not subject to continued service requirements but have not yet vested.

The following potentially dilutive securities were excluded from the calculation of diluted EPS:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Assumed conversion of the Notes	-	344	171	354
Stock awards that were anti-dilutive	228	406	228	202
Total stock awards excluded from diluted EPS	228	750	399	556

Potentially dilutive securities include stock options and unvested time and performance based RSUs (collectively "stock awards"). Stock awards are excluded from the calculation of diluted EPS if their inclusion would be antidilutive, or if achievement of performance-based thresholds as of our reporting date would not result in the awards vesting. Shares underlying the Notes were also potentially dilutive until maturity on August 15, 2025; however, these shares have been excluded from the diluted EPS calculation for the amount of time they remained outstanding during three and nine months ended December 31, 2025 and 2024, as assumed conversion under the if-converted method was antidilutive in each period.

Note 9. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Income tax (benefit) expense	$966	$(541)	$2,759	$360
Effective tax rate	21.0%	24.4%	20.3%	6.5%

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

The effective tax rate for the three months ended December 31, 2025 approximated the federal statutory rate of 21%; the effective rate was impacted by the valuation allowance on U.S. deferred taxes, offset by the foreign differential rate. The effective tax rate for the nine months ended December 31, 2025 differed from the statutory federal rate of 21% due to the impact of the valuation allowance on U.S. deferred taxes, partially offset by the foreign rate differential.

In July 2025, the One Big Beautiful Bill Act (“OBBBA”) introduced several changes to U.S. tax legislation, with certain provisions becoming applicable to us in fiscal year 2026. These changes include the immediate expensing of domestic research and experimental expenditures, accelerated tax deductions for qualified property, and modifications to certain international tax frameworks. We have incorporated the applicable provisions of OBBBA into our income tax provision as of December 31, 2025, resulting in a reduction of U.S. current tax expense. We are continuing to evaluate the impacts of the legislation on our Consolidated Financial Statements for the annual period.

Note 10. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business. As of  December 31, 2025, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows.

Note 11. Segment Information

Segment information is prepared on the same basis our chief operating decision maker ("CODM"), our CEO, uses to assess segment performance, allocate resources, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. Our CODM regularly reviews segment-level U.S. GAAP revenues and gross profit relative to forecasted and prior period amounts, as well as non-GAAP adjusted operating expense compared to budgeted amounts. Our CODM also regularly reviews non-GAAP organic revenues growth to support strategic planning and resource deployment.

The following tables set forth our segment information:

Three months ended December 31, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$24,914	$14,373	$14,072	$11,767	$65,126
Less
Depreciation in cost of revenues	438	88	116	133	775
Amortization in cost of revenues	125	379	-	191	695
Other cost of revenues (b)	7,040	4,986	5,506	4,329	21,861
Total segment cost of revenues	7,603	5,453	5,622	4,653	23,331
Gross Profit (c)	$17,311	$8,920	$8,450	$7,114	$41,795
Reconciling items:
Operating expense					$33,820
Operating income					7,975
Nonoperating expense, net					3,379
Earnings before income taxes					$4,596

Three months ended December 31, 2024	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$23,507	$12,237	$14,429	$12,667	$62,840
Less
Depreciation in cost of revenues	321	63	207	19	610
Amortization in cost of revenues	131	338	-	191	660
Other cost of revenues (b)	6,594	4,297	5,416	5,509	21,816
Total segment cost of revenues	7,046	4,698	5,623	5,719	23,086
Gross Profit (c)	$16,461	$7,539	$8,806	$6,948	$39,754
Reconciling items:
Operating expense					$33,975
Operating income					5,779
Nonoperating expense, net					7,996
(Loss) before income taxes					$(2,217)

Nine months ended December 31, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$72,431	$39,779	$39,992	$33,204	$185,406
Less
Depreciation in cost of revenues	1,349	243	333	451	2,376
Amortization in cost of revenues	404	1,126	-	574	2,104
Other cost of revenues (b)	20,331	15,055	15,932	13,543	64,861
Total segment cost of revenues	22,084	16,424	16,265	14,568	69,341
Gross Profit (c)	$50,347	$23,355	$23,727	$18,636	$116,065
Reconciling items:
Operating expense					$100,302
Operating income					15,763
Nonoperating expense, net					2,156
Earnings before income taxes					$13,607

Nine months ended December 31, 2024	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$68,669	$36,112	$38,492	$35,570	$178,843
Less
Depreciation in cost of revenues	1,114	149	599	514	2,376
Amortization in cost of revenues	376	1,029	-	574	1,979
Non-cash GKE inventory step-up amortization	1,232	-	-	-	1,232
Other cost of revenues (b)	18,756	12,269	14,635	15,138	60,798
Total segment cost of revenues	21,478	13,447	15,234	16,226	66,385
Gross Profit (c)	$47,191	$22,665	$23,258	$19,344	$112,458
Reconciling items:
Operating expense					$97,591
Operating income					14,867
Nonoperating expense, net					9,367
Earnings before income taxes					$5,500

(a)	Intersegment revenues are eliminated to arrive at consolidated totals. Revenues as presented are consistent with U.S. GAAP measurement principles and our CODM's review of segment information.
(b)

Other segment cost of revenues for each reportable segment includes product costs, personnel costs (including stock-based compensation), and other manufacturing and overhead costs necessary to produce and sell our products and services, excluding depreciation, amortization and any non-cash GKE inventory step-up amortization expense.

(c)	Gross profit as presented is consistent with U.S. GAAP measurement principles and our CODM's review of segment information.

The following table sets forth inventories by reportable segment. Our CODM is not provided with and does not regularly review any other segment asset information.

	December 31,	March 31,
	2025	2025
Sterilization and Disinfection Control	$6,075	$5,545
Biopharmaceutical Development	5,887	4,934
Calibration Solutions	5,846	5,110
Clinical Genomics	8,751	9,776
Total inventories	$26,559	$25,365

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; the effect and duration of macroeconomic conditions in relevant markets; results of acquisitions; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; adequacy of capital resources and financing plans; anticipated cost savings; and the effect of tariffs and other developments in the regulatory environment and our responses thereto constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “target,” “expect,” “anticipate,” “plan,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; potential reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies such as tariffs, and changes in tax, medical device and other regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of actions taken to become more efficient or lower costs; supply chain challenges; cost pressures; laws regulating fraud and abuse in our industries, privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe, and the APAC region, and by independent distributors throughout the world.

As of December 31, 2025, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development ("BPD"), Calibration Solutions, and Clinical Genomics. Each of our divisions is described further in "Results of Operations" below.

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

Hire, Develop, and Retain Top Talent

At the center of our organization are talented people who are capable of taking on new challenges using a team-based approach. Indeed, it is our exceptionally talented workforce that collaborates to find ways to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

As a global company, our geographic and industry diversity presents both opportunities and challenges, including those associated with pursuing expansion opportunities in high-growth markets, operating in varied economic environments, complying with evolving regulatory requirements such as tariffs, navigating global labor trends and costs, adapting to technology changes in served markets, and monitoring foreign currency impacts against the U.S. dollar ("USD"). During the nine months ended December 31, 2025, approximately 53% of our revenues were earned outside of the United States.

For the nine months ended December 31, 2025, revenues grew 3.7% versus the comparable prior year period, driven by growth in our Biopharmaceutical Development, Sterilization and Disinfection Control, and Calibration Solutions divisions. Our Clinical Genomics division continued to experience revenue declines due to trade tensions and unfavorable macroeconomic conditions in China, which have weakened demand for our Clinical Genomics products and services in that region. We expect that challenges in China will persist through the end of fiscal year 2026 and will most likely continue into fiscal year 2027. Despite challenges in China, Clinical Genomics has continued to execute its product development and commercial strategy successfully in the Americas and Europe, and our cost savings initiatives and geographic mix have resulted in improved gross profit percentages during the three and nine months ended December 31, 2025 versus the comparable prior year periods.

Consolidated gross profit as a percentage of revenues in the nine months ended December 31, 2025 was largely consistent with the comparable prior year period. The weakening of the U.S. dollar versus the comparable prior year period and the impact of tariffs reduced consolidated year-to-date gross profit as a percentage of revenues by approximately 0.8 percentage points, with a particularly pronounced effect on our Biopharmaceutical Development and Sterilization and Disinfection Control divisions. The decreases were partially offset by GKE-related inventory step-up amortization expense that reduced margins in the prior year period, and in the current year period, cost‑savings initiatives implemented in the prior quarter and favorable geographic revenues mix within the Clinical Genomics division resulted in higher reported margins.

Operating expenses increased 2.8% for the nine months ended December 31, 2025 compared to the prior year period, but decreased slightly as a percentage of revenues. The increase in operating expenses was largely driven by (i) higher allowances on accounts receivable, particularly in China, and (ii) higher personnel expense, including increased stock-based compensation from performance-based awards, and severance expense related primarily to Clinical Genomics. The increase was partially offset by lower professional services and consulting fees as the comparable prior year period included GKE integration costs. In addition, the weaker U.S. dollar versus the comparable prior year period caused expenses denominated in foreign currencies to translate into higher reported U.S. dollar amounts in our financial statements.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Three Months Ended December 31,
amounts in thousands, except percent data	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	$24,914	$23,507	6.0%	7.8%	69.5%	70.0%
Biopharmaceutical Development	14,373	12,237	17.5%	29.8%	62.1%	61.6%
Calibration Solutions	14,072	14,429	(2.5%)	18.7%	60.0%	61.0%
Clinical Genomics	11,767	12,667	(7.1%)	1.0%	60.5%	54.9%
Total	$65,126	$62,840	3.6%	12.6%	64.2%	63.3%

	Revenues		Organic Revenues Growth (non-GAAP) (a)		Gross Profit as a % of Revenues
	Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	$72,431	$68,669	5.5%	2.9%	69.5%	68.7%
Biopharmaceutical Development	39,779	36,112	10.2%	26.6%	58.7%	62.8%
Calibration Solutions	39,992	38,492	3.9%	10.1%	59.3%	60.4%
Clinical Genomics	33,204	35,570	(6.7%)	(14.2%)	56.1%	54.4%
Total	$185,406	$178,843	3.7%	4.3%	62.6%	62.9%

(a)	Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Measures" below for further information and for a reconciliation of organic revenues growth to total revenues growth. Organic revenues growth in our Sterilization and Disinfection Control division for the three and nine months ended December 31, 2024 differed from total U.S. GAAP revenues growth due to the acquisition of GKE; for all other amounts presented, U.S. GAAP revenues growth is equivalent to organic revenues growth.

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$65,126	$62,840	3.6%	$185,406	$178,843	3.7%
Gross profit	41,795	39,754	5.1%	116,065	112,458	3.2%
Operating expense	33,820	33,975	(0.5%)	100,302	97,591	2.8%
Operating income	7,975	5,779	38.0%	15,763	14,867	6.0%
Net income (loss)	$3,630	$(1,676)	316.6%	$10,848	$5,140	111.1%

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

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$24,914	$23,507	6.0%	$72,431	$68,669	5.5%
Gross profit	17,311	16,461	5.2%	50,347	47,191	6.7%
Gross profit as a % of revenues	69.5%	70.0%	(0.5 pt)	69.5%	68.7%	0.8 pt

Revenues for the Sterilization and Disinfection Control division increased 6.0% and 5.5%, respectively, for the three and nine months ended December 31, 2025 versus the comparable prior year periods. The increases were primarily attributable to the weakening of the USD, higher sales volumes and price increases during fiscal 2026. Excluding the impact of foreign currency translation, revenues would have increased approximately 2.4% and 2.3% for the three and nine months ended December 31, 2025, respectively. The Sterilization and Disinfection Control division’s backlog modestly decreased sequentially in the third quarter of fiscal year 2026 as order fulfillments returned to normal levels.

Gross profit as a percentage of revenues decreased slightly for the three months ended December 31, 2025 versus the comparable prior year period. The decrease is primarily attributable to the impact of the weaker USD, partially offset by higher revenues on a partially fixed cost base. Gross profit as a percentage of revenues increased by 0.8 percentage points for the nine months ended December 31, 2025 versus the comparable prior year period, primarily due to the impact of inventory step-up amortization related to the GKE acquisition in the prior year, partially offset by the weakening USD. Excluding the impact of prior year inventory step-up amortization and foreign currency translation, gross profit as a percentage of revenues for the three and nine months ended December 31, 2025 would have been largely consistent with the comparable prior year periods.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biotherapeutic therapies, among other applications.

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$14,373	$12,237	17.5%	$39,779	$36,112	10.2%
Gross profit	8,920	7,539	18.3%	23,355	22,665	3.0%
Gross profit as a % of revenues	62.1%	61.6%	0.5 pt	58.7%	62.8%	(4.1 pt)

Revenues for the Biopharmaceutical Development division increased 17.5% and 10.2%, respectively, for the three and nine months ended December 31, 2025 versus the comparable prior year periods. Increases in revenues for the three months ended December 31, 2025 were primarily driven by increased peptides and immunoassays hardware sales volumes, along with the weakening of the USD. Increases in revenues for the nine months ended December 31, 2025 were primarily driven by higher sales volumes of peptides instruments and immunoassays consumables and services, as well as the weakening of the USD.

Gross profit as a percentage of revenues for the Biopharmaceutical Development division increased 0.5 percentage points for the three months ended December 31, 2025 versus the comparable prior year period. The increase was primarily due to higher revenues on a partially fixed cost base, partially offset by the impacts of foreign currency translation and tariffs.

Gross profit as a percentage of revenues for the Biopharmaceutical Development division decreased 4.1 percentage points for the nine months ended December 31, 2025, primarily due to the impacts of foreign currency translation and tariffs. Unfavorable product mix also contributed to the decline, as higher-margin immunoassays revenues represented a smaller share of total revenues, while hardware represented a larger share.

Excluding the impacts of foreign currency translation and tariffs, gross profit as a percentage of revenues would have increased by approximately 3.2 percentage points and decreased by approximately 1.7 percentage points, respectively, for the three and nine months ended December 31, 2025, versus the comparable prior year periods.

Calibration Solutions

The Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, environmental and process monitoring, gas flow and torque testing.

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$14,072	$14,429	(2.5%)	$39,992	$38,492	3.9%
Gross profit	8,450	8,806	(4.0%)	23,727	23,258	2.0%
Gross profit as a % of revenues	60.0%	61.0%	(1.0 pt)	59.3%	60.4%	(1.1 pt)

Revenues for the Calibration Solutions division decreased 2.5% for the three months ended December 31, 2025 versus the comparable prior year period. The decrease was primarily due to particularly strong commercial activity in our renal care product lines in the prior year period. Revenues for the Calibration Solutions division increased 3.9% for the nine months ended December 31, 2025 versus the comparable prior year period, primarily driven by ongoing commercial efforts to establish and renew contracts that incentivize utilization of our service offerings, and to a lesser extent, by price increases.

Gross profit as a percentage of revenues decreased by 1.0 and 1.1 percentage points, respectively, for the three and nine months ended December 31, 2025 versus the comparable prior year period, primarily due to unfavorable product mix and increased personnel-related costs that we expect will support future growth.

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

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Revenues	$11,767	$12,667	(7.1%)	$33,204	$35,570	(6.7%)
Gross profit	7,114	6,948	2.4%	18,636	19,344	(3.7%)
Gross profit as a % of revenues	60.5%	54.9%	5.6 pt	56.1%	54.4%	1.7 pt

Revenues for the Clinical Genomics division declined 7.1% and 6.7% for the three and nine months ended December 31, 2025, respectively, versus the comparable prior year periods. The decreases were driven primarily by lower sales to customers in China, reflecting ongoing macroeconomic and regulatory uncertainty and heightened trade tensions. Excluding sales to China, revenues increased 2.4% and 8.4% for the three and nine months ended December 31, 2025 versus the comparable prior year periods.

Clinical Genomics’ gross profit as a percentage of revenues increased 5.6 percentage points and 1.7 percentage points, respectively, for the three and nine months ended December 31, 2025 versus the comparable prior year periods, despite lower revenues. The increases in gross profit as a percentage of revenues were primarily attributable to manufacturing and supply chain efficiency improvements, lower personnel-related costs attributable to our cost mitigation efforts in the prior quarter, and favorable geographic product mix, as sales outside of China typically generate higher margins. Gross profit as a percentage of revenues for the nine months ended December 31, 2025 was also positively impacted by product mix, as higher-margin consumables represented a greater portion of the division's total revenues.

Operating Expense

Operating expense was flat for the three months ended December 31, 2025 and increased 2.8% for the nine months ended December 31, 2025, versus the comparable prior year periods. Operating expense as a percentage of revenues decreased 2.2 percentage points and 0.5 percentage points for the three and nine months ended December 31, 2025, respectively, versus the comparable prior year periods. Among other factors, reported selling, general and administrative, and research and development expenses increased due to the weakening of the U.S. dollar against the euro and Swedish krona for the three and nine months ended December 31, 2025 versus the comparable prior year periods.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Selling expense	$9,986	$10,450	(4.4%)	$30,715	$30,415	1.0%
As a percentage of revenues	15.3%	16.6%	(1.3 pt)	16.6%	17.0%	(0.4 pt)

Selling expense decreased 4.4% for the three months ended December 31, 2025 versus the comparable prior year period, primarily due to lower expenditures on certain outside services as we began to transition more of our commercial selling efforts in-house. Selling expense increased 1.0% for the nine months ended December 31, 2025 versus the comparable prior year period primarily due to severance costs, investments in certain professional services to support lead-generation and marketing, and higher commissions expense.

General and Administrative Expense

Labor costs, amortization of intangible assets, and non-cash stock-based compensation drive the substantial majority of our general and administrative expense.

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
General and administrative expense	$18,805	$18,472	1.8%	$54,526	$52,754	3.4%
As a percentage of revenues	28.9%	29.4%	(0.5 pt)	29.4%	29.5%	(0.1 pt)

General and administrative expense increased 1.8% and 3.4%, respectively, for the three and nine months ended December 31, 2025 versus the comparable prior year periods. The increases were primarily attributable to higher expense related to estimated uncollectible accounts receivable related to customers in China. Higher personnel costs, including higher non-cash stock-based compensation resulting from an adjustment to performance-based awards to reflect achievement against targets through December 31, 2025, also contributed to the increase. The increases were partially offset by lower consulting and professional services expenses, as the prior year periods included consulting costs associated with integrating GKE into our enterprise resource planning system.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Research and development expense	$5,029	$5,053	(0.5%)	$15,061	$14,422	4.4%
As a percentage of revenues	7.7%	8.0%	(0.3 pt)	8.1%	8.1%	- pt

Research and development expenses were flat for the three months ended December 31, 2025 versus the comparable prior year period, as decreased salaries expense was offset by the impact of foreign currency translation and higher benefits-related costs. Research and development expense increased approximately 4.4% for the nine months ended December 31, 2025. The increase was primarily attributable to purchases of supplies and consulting services to support project-specific research and development activities, as well as severance costs, particularly within our Clinical Genomics division.

Non-Operating Expense (Income), Net

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Interest expense and amortization of debt issuance costs	$3,036	$2,842	6.8%	$8,096	$9,340	(13.3%)
(Gain) on extinguishment of convertible notes	-	-	N/A	-	(2,887)	(100.0%)
Other expense (income), net	343	5,154	(93.3%)	(5,940)	2,914	(303.8%)
Total non-operating expense, net	$3,379	$7,996	(57.7%)	$2,156	$9,367	(77.0%)

Interest expense increased for the three months ended December 31, 2025 compared to the prior year period primarily due to the higher interest rate on our Credit Facility relative to the rate on the Notes, which we repaid using $97.0 million of borrowings under the Credit Facility’s Revolver in the prior quarter, partially offset by a decrease in total debt outstanding. We expect interest expense to remain higher for the remainder of fiscal year 2026 compared to fiscal year 2025 as a result of the higher Credit Facility rate compared to the rate previously incurred on the Notes. For the nine months ended December 31, 2025, interest expense decreased compared to the prior year period due to lower weighted‑average levels of outstanding interest‑bearing debt and a reduction in interest rates applicable to our floating‑rate debt, partially offset by the higher rate on the Credit Facility compared to the Notes.

Other expense (income), net primarily consists of gains and losses on foreign currency transactions. In particular, during the nine months ended December 31, 2025, we recognized unrealized foreign currency gains of approximately $5.8 million related to an intercompany U.S. dollar-denominated loan issued in fiscal year 2024 to one of our wholly owned, euro-denominated subsidiaries.

The $2.9 million gain on extinguishment of the Notes reported in the first nine months of fiscal year 2025 was a result of the partial repurchase of the Notes during that period. No gain or loss was recognized upon final settlement of the Notes during the nine months ended December 31, 2025, as the Notes had reached maturity and were settled in cash at the contractual principal amount.

Income Taxes

	Three Months Ended December 31,			Nine Months Ended December 31,
amounts in thousands, except percent data	2025	2024	Total Change	2025	2024	Total Change
Income tax (benefit) expense	$966	$(541)	(278.6%)	$2,759	$360	666.4%
Effective tax rate	21.0%	24.4%	(3.4 pt)	20.3%	6.5%	13.7 pt

Our effective income tax rate was 21.0% and 20.3%, respectively, for the three and nine months ended December 21, 2025 compared to 24.4% and 6.5% for the comparable prior year periods. The effective tax rate for the three months ended December 31, 2025 approximated the federal statutory rate of 21%, but was impacted by the valuation allowance on U.S. deferred taxes, offset by the foreign differential rate. The effective tax rate for the nine months ended December 31, 2025 differed from the statutory federal rate of 21% due to the impact of the valuation allowance on U.S. deferred taxes, partially offset by the foreign rate differential.

The change in the effective tax rate for both the three and nine months ended December 31, 2025 versus the comparable prior year periods was primarily due to prior year valuation allowance adjustments related to our operations in Germany and an increase in German statutory taxes in the current fiscal year.

Our future effective income tax rate depends on various factors, such as changes in tax laws including OBBBA, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income

Net income varies with changes in revenues, gross profit, operating expense, and currency exchange rate fluctuations. Net income included $13.5 million, $11.1 million and $4.0 million of non-cash amortization of intangible assets, stock-based compensation expense, and depreciation expense, respectively, for the nine months ended December 31, 2025.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash on hand, and cash available from borrowings under our Credit Facility. We believe these sources are sufficient to meet our ongoing operating needs, scheduled debt service obligations, dividend payments and anticipated capital expenditures. As of December 31, 2025 and March 31, 2025, we held $29.0 million and $27.3 million of cash, respectively.

Historically, our more significant uses of cash have included acquisitions, payments on debt principal and interest obligations, and quarterly dividends paid to shareholders.

Working capital, defined as the amount by which current assets exceed current liabilities, was $51.2 million as of December 31, 2025, compared to negative working capital of $(61.3) million as of March 31, 2025. The prior period's negative working capital was due to the classification of $97.5 million in principal related to our Notes as a current liability. During the nine months ended December 31, 2025, we settled the Notes using a draw of $97.0 million on the Revolver. The Revolver allows us to borrow up to $125.0 million, and $98.3 million was outstanding as of December 31, 2025. Subsequent to quarter end, we repaid $4.0 million on the Revolver.

On October 10, 2025 we amended our Credit Facility to reduce the applicable interest rate spread above the SOFR base rate from 1.5%-3.5% to 1.25%-2.5%, which we expect will reduce interest expense by approximately $0.4 million per year at current debt balances. We expect to incur approximately $10.2 million in cash interest expense over the next twelve months based on outstanding debt levels and the rate in effect as of December 31, 2025. Required principal debt payments due on our Term Loan within the next twelve months total $5.2 million.

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

Dividends

We have paid regular quarterly dividends since 2003. We paid dividends of $0.16 per share during the three months ended December 31, 2025, as well as each quarter of fiscal years 2026 and 2025.

In January 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on March 16, 2026, to shareholders of record at the close of business on February 28, 2026.

Goodwill Impairment Testing

We perform qualitative analyses at least quarterly to identify potential indicators of impairment and to assess whether it is more likely than not that any of our five goodwill reporting units (Sterilization and Disinfection Control, Immunoassays (BPD), Peptides (BPD), Calibration Solutions, and Clinical Genomics) are impaired. As of December 31, 2025, we concluded that there were no indicators of impairment for any of our reporting units. However, our Clinical Genomics reporting unit remains particularly sensitive to significant changes in key valuation assumptions, and therefore carries a heightened risk of future impairment losses. The valuation of our reporting units for impairment testing purposes requires significant management judgment and the use of unobservable Level 3 inputs, including discount rates, forecasted results for earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue growth rates, operating expense projections, the identification of comparable public entities, and applied market multiples.

We continue to monitor the impact of macroeconomic challenges and demand for our Clinical Genomics products and services in China. Depending on the persistence and magnitude of adverse factors, it is reasonably possible our Clinical Genomics reporting unit could incur impairment losses in the future. As of our most recent annual impairment test in the fourth quarter of fiscal year 2025, the estimated fair value of the Clinical Genomics reporting unit exceeded its carrying value by approximately 40%. As of December 31, 2025, the carrying values of goodwill and finite-lived intangible assets associated with our Clinical Genomics reporting unit were $17.1 million and $8.2 million, respectively.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Nine Months Ended December 31,
amounts in thousands	2025	2024
Net cash provided by operating activities	$28,869	$34,143
Net cash (used in) investing activities	(2,833)	(3,492)
Net cash (used in) financing activities	(26,095)	(28,316)

Cash flows from operating activities provided $28.9 million for the nine months ended December 31, 2025, a decrease of $5.3 million versus the comparable prior year period. The decrease in cash flows from operating activities was primarily a result of:

●	higher cash payments in the first quarter of fiscal year 2026 to settle accrued bonuses and commissions from the end of fiscal year 2025; and
●	increased inventory purchases, including for finished goods warehoused in international locations as part of our tariff mitigation strategy.

These uses of cash were partially offset by the timing and magnitude of cash paid for taxes and higher collections on accounts receivable, driven by increased revenues.

Cash used in investing activities decreased for the nine months ended December 31, 2025 versus the comparable prior year period as we invested in property, plant and equipment for our new leased facility in Sweden in the prior year. Cash used in financing activities resulted in a $26.1 million use of cash for the nine months ended December 31, 2025. We borrowed:

●	$10.5 million under the Revolver, largely to fund a $9.6 million payment of the GKE acquisition-related holdback; and
●	$97.0 million under the Revolver, to settle the Notes upon maturity in August 2025.

We repaid:

●	$97.5 million to settle the Notes;
●	$19.3 million under the Revolver; and
●	$2.8 million under the Term Loan.

Recent Accounting Pronouncements

For a discussion of the new accounting standards impacting the Company, refer to Note 1. “Description of Business and Summary of Significant Accounting Policies” in Item I. Financial Statements (Unaudited).

Contractual Obligations and Other Commercial Commitments

We are party to contractual obligations that involve commitments to remit payments to third parties in the ordinary course of business. On a consolidated basis, as of December 31, 2025, we had contractual obligations for open purchase orders of approximately $11.9 million for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year.

See "Liquidity and Capital Resources" for information related to future required debt and other payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2025, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Critical Accounting Estimates

Critical accounting estimates are those that we consider both significant to the preparation of our financial statements and that require complex, subjective, or highly judgmental assessments. These estimates often involve assumptions about inherently uncertain matters and are based on our historical experience, as well as other factors we believe to be appropriate under the circumstances. For example, we incorporate expert input when developing estimates used in the valuation of reporting units for goodwill impairment testing. The accounting estimates that require significant management judgment and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2025 in “Critical Accounting Policies and Estimates” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. While we believe our estimates, assumptions and judgements are reasonable, actual results may differ materially from these estimates.

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

A reconciliation of organic revenues growth to total revenues growth is as follows:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Three Months Ended December 31,
	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	6.0%	21.6%	-%	(13.8%)	6.0%	7.8%
Biopharmaceutical Development	17.5%	29.8%	-%	-%	17.5%	29.8%
Calibration Solutions	(2.5%)	18.7%	-%	-%	(2.5%)	18.7%
Clinical Genomics	(7.1%)	1.0%	-%	-%	(7.1%)	1.0%
Total Company	3.6%	17.5%	-%	(4.9%)	3.6%	12.6%

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Nine Months Ended December 31,
	2025	2024	2025	2024	2025	2024
Sterilization and Disinfection Control	5.5%	31.2%	-%	(28.3%)	5.5%	2.9%
Biopharmaceutical Development	10.2%	26.6%	-%	-%	10.2%	26.6%
Calibration Solutions	3.9%	10.1%	-%	-%	3.9%	10.1%
Clinical Genomics	(6.7%)	(14.2%)	-%	-%	(6.7%)	(14.2%)
Total Company	3.7%	13.7%	-%	(9.4%)	3.7%	4.3%

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025. There were no material changes to our market risk exposure during the three months ended December 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

As of December 31, 2025, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the three months ended December 31, 2025, there have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any legal proceedings in which we may be involved.

Item 1A. Risk Factors

During the three months ended December 31, 2025, there were no material changes from the risk factors described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
October 2025	-	-	-	162,486
November 2025	-	-	-	162,486
December 2025	-	-	-	162,486
Total	-	-	-	162,486

(1)

Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)	On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares; however, no shares have been purchased under the plan in any period presented herein. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors.

Item 5. Other Information

During the three months ended December 31, 2025, none of our directors or officers entered into new or amended written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 25, 2023).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 10, 2019).
10.1	Amended and Restated Credit Agreement, dated as of April 5, 2024, by and among the Company, the guarantors and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the joint lead arrangers and joint bookrunners party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 6, 2025.)
10.2.3	Mesa Laboratories, Inc Amended and Restated 2021 Equity Incentive Plan (incorporated by reference from Exhibit 10.2.3 to the Company's Quarterly Report on Form 10-Q filed November 6, 2025).
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+   Filed herewith

*   Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: February 3, 2026	BY:	/s/ Gary M. Owens. Gary M. Owens Chief Executive Officer

DATED: February 3, 2026	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer