Form 10-K
period 2026-03-31
MESA LABORATORIES INC /CO/
filed 2026-06-03
CIK 724004

FORM 10-K

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $358 million based upon the closing market price and common shares outstanding as of September 30, 2025.

The number of outstanding shares of the Registrant’s common stock as of May 21, 2026 was 5,524,931.

This document (excluding exhibits) contains 77 pages.

DOCUMENTS INCORPORATED BY REFERENCE

Part III is incorporated by reference from the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after the close of the registrant's fiscal year.

Forward-Looking Statements

This Annual Report on Form 10-K ("this annual report") contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this annual report do not constitute guarantees of future performance. Investors are cautioned that statements in this annual report which are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position, management’s strategy, plans and objectives for future operations or acquisitions, product development and sales, product research and development, regulatory approvals, selling, general and administrative expenditures, intellectual property, development and manufacturing plans, availability of materials and products, the direct and indirect effects of tariffs and uncertainty regarding tariff policies, adequacy of capital resources and financing plans constitute forward-looking statements, competitive factors, tax rates and cost savings. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s current beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “expect,” “anticipate,” “intend,” “plan,” “seek,” “believe,” “could,” “estimate,” “may,” “target,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including those discussed in Item 1A. “Risk Factors,” and elsewhere in this report. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Part I

Item 1. Business

In this annual report, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company,” or “Mesa.” Mesa was organized in 1982 as a Colorado corporation.

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

Our fiscal year ends on March 31. References in this annual report to a particular “fiscal year,” “year” or “year-end” refer to our fiscal year.

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

Our revenues are derived from sales of products and services. Product sales consist primarily of consumables and hardware, while services consist primarily of discrete and ongoing maintenance, calibration and testing services. We grow revenues organically by expanding our customer base and our product offerings, increasing sales volumes, and implementing price increases, as well as inorganically through acquisitions.

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

Our ongoing goal is to maximize value in our businesses by implementing efficiencies in our manufacturing, commercial, engineering and administrative operations. We achieve efficiencies using the Mesa Way, our customer-centric, lean-based system for continuous improvement. The Mesa Way is built on four key pillars:

–

Measure what matters: We use our customers’ perspectives to define and measure what matters most and to set high standards for performance. We emphasize leading indicators to guide decision‑making to allow us to anticipate customer needs.

–

Empower Teams: We move decision-making as close to the customer as possible and utilize real-time communication forums to align the organization around delivering value and exceeding customer expectations.

–

Sustainably Improve: We apply a common and proven set of lean-based tools to continuously enhance our processes, products and services, to identify and prioritize our best opportunities, and to enable us to implement and embrace change.

–

Always Learn: We ensure that improvements are maintained, enabling us to raise performance expectations and repeat the cycle of improvement. We foster a culture of learning and adaptability by reflecting on outcomes, sharing knowledge, and building capabilities across the organization. This mindset supports employee development and helps us attract and retain talent in our communities.

We hire, develop, and retain top talent capable of taking on new challenges using a team approach to continuously improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

Our Segments

We report our financial performance in four segments, or divisions: (1) Sterilization and Disinfection Control, (2) Biopharmaceutical Development, (3) Calibration Solutions, and (4) Clinical Genomics. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device and healthcare industries. The division also provides sterility assurance testing and laboratory services, primarily to dental and pharmaceutical customers. The majority of our Sterilization and Disinfection Control products are single-use consumables used by customers on a routine basis.

Biological Indicators

Biological indicators contain spores of certain microorganisms that provide defined resistance to specified sterilization processes. In use, these indicators are exposed to a sterilization process and then tested to determine the presence of surviving organisms. To ensure reliable performance, we employ extensive quality control procedures to characterize spore purity, population, and resistance to sterilization.

We offer a variety of biological indicator formats to support different sterilization environments and workflows. Our biological indicator products include inoculated carriers such as spore strips or discs, self-contained indicators with prepackaged growth media, process challenge devices (“PCDs”) that increase indicator resistance, and growth media. Our simple spore strips are used most often in small table-top steam sterilizers in dental offices, while our more complex self-contained biological indicators, which may be used with or without PCDs, are frequently used by medical device manufacturers to assure sterility in complex ethylene oxide sterilization processes. We also provide sterility assurance services in which dental customers mail spore strips to our microbiological laboratory for testing.

Chemical Indicators

Chemical indicators use a chemical reaction, generally evaluated through color change, to assess whether sterilization conditions have been achieved. These indicators are offered in multiple classifications designed to measure exposure to a process or the achievement of specific or multiple critical process parameters, for example, exposure to a given temperature for a specified period of time in a steam sterilization process. Biological indicators and chemical indicators are often used together as part of a comprehensive sterility assurance program.

Cleaning Indicators

Cleaning indicators are used to assess the effectiveness of cleaning processes prior to disinfection and sterilization. These products simulate the challenge of removing blood and tissue from surgical instruments and are used to evaluate washer disinfectors, ultrasonic cleaners, and other cleaning systems.

Our facilities in Bozeman, Montana and in Waldems, Germany and Munich, Germany manufacture our Sterilization and Disinfection Control division products, which include, among others, our GKE Clean-Record® Indicators, Apex® biological indicators, EZTest® self-contained biological indicators, and PCDs. We generate sales globally through our direct sales personnel and independent distributors. Customers include industrial users involved in pharmaceutical and medical device manufacturing, hospitals, dental offices, and contract sterilization providers. Our sterilization and disinfection control products are used in highly regulated industries and compete on the basis of quality, flexibility, cost effectiveness, and suitability for intended use.

Clinical Genomics

Our Clinical Genomics division develops, manufactures and sells highly sensitive high-throughput genetic analysis instruments, consumables and related services that enable clinical research labs and contract research organizations to perform genomic testing across a broad range of non-diagnostic applications in several therapeutic areas, including hereditary disease screenings, pharmacogenetics, oncology related applications and toxicology research.

Clinical Genomics’ MassARRAY® system combines mass spectrometry with end-point polymerase chain reaction ("PCR") methods to enable highly multiplexed genetic analysis. Using our MassARRAY® instruments and proprietary consumables, which include chips, panels, and chemical reagent solutions, customers can analyze DNA samples with a high degree of accuracy, sensitivity and throughput. The MassARRAY® platform is designed to support the analysis of multiple genetic variants within a single PCR reaction and to process large sample volumes efficiently.

In addition to instruments and consumables, Clinical Genomics provides service and support offerings, including equipment maintenance contracts and custom laboratory service.

Approximately 80% of our Clinical Genomics revenues are from consumables used on a routine basis, a significant portion of which is generated from ongoing purchases by a limited number of key customers; sales of these products are less sensitive to general economic conditions and generally have higher gross margins than hardware products. Hardware sales are typically more sensitive to general economic conditions and changes in customer capital spending patterns. The remainder of Clinical Genomics revenues relate to services and support agreements.

Clinical Genomics products and services are sold primarily to clinical research labs and contract research organizations, including specialty, reference and pathology labs, as well as to a variety of academic, hospital, and government facilities.

Clinical Genomics products are manufactured in San Diego, California. Clinical Genomics generates revenues through direct sales personnel and through independent distributors.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biologic therapies, among other applications. Customers include biopharmaceutical research, development and manufacturing teams at biopharmaceutical companies, their contract research organization partners, and academic research and development laboratories.

The Biopharmaceutical Development division offers two primary categories of instruments and consumables: (i) protein analysis (immunoassays) solutions are used to detect and quantify specific proteins in a sample, and (ii) peptide synthesis solutions automate the chemical synthesis of peptides from amino acids. The division also sells service and support agreements associated with maintaining immunoassays and peptides synthesis instruments.

Protein Analysis (Immunoassays)

Our protein analysis products are widely used across human and non-human applications, primarily for therapy development and bioprocess design. These products support the efficient development and processing of assays to obtain accurate results for pre-clinical and clinical studies, as well as for upstream and downstream bioprocessing of biological therapies. Our protein analysis instruments are designed to facilitate effective experimental design, data interpretation, and assay optimization. By reducing labor and variability relative to more manual analysis methods, our products enable reliable data generation and support customers’ quality and regulatory requirements across research, development and manufacturing workflows.

Peptide Synthesis

Our peptide synthesis solutions enable customers to automate the chemical synthesis of peptides used in peptide-based therapeutics, biomaterials, and research applications. The division’s peptide synthesizers and related consumables support the efficient production of complex and longer peptides with high purity. These products are designed to support regulated laboratory and manufacturing environments and are used by commercial and academic biopharmaceutical laboratories, as well as contract manufacturers of peptides.

The Biopharmaceutical Development division’s protein analysis products are developed and manufactured in Uppsala, Sweden, including our Gyrolab® xPand and Gyrolab xPlore™ hardware and software, as well as Gyrolab Bioaffy® consumable microfluidic disks (“CDs”) and Gyrolab kits and Rexxip® buffers. The division’s peptide synthesis products are developed and manufactured in Tucson, Arizona, including our PurePep® Symphony and Chorus instruments.

Products manufactured in Sweden are generally sold in U.S dollars or euros, while production costs are incurred primarily in Swedish krona, resulting in greater exposure to foreign currency fluctuations relative to other divisions. For a discussion of risks related to our non-U.S. operations and foreign currency exchange, refer to Item 1A.  Risk Factors, “Foreign currency exchange rates may adversely affect our financial statements.”

In our fiscal year 2026, about 35% of our Biopharmaceutical Development revenues were from consumables used on a routine basis; sales of these products are less sensitive to general economic conditions. Approximately 40% of revenues were from more discretionary hardware purchases. The remainder of the division's sales relate to service and support agreements. We generate sales through direct sales and through independent foreign distributors.

Calibration Solutions

Our Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, gas flow, environmental and process monitoring and torque testing. Our Calibration Solutions products are generally used for quality control, safety validation, and regulatory compliance.

Calibration Instruments

Our calibration instruments product lines include a range of precision measurement and calibration tools used to verify critical parameters across pharmaceutical, laboratory, medical device, manufacturing, industrial and environmental applications. Calibration instruments include products used for (i) gas and air flow calibration, (ii) environmental and process monitoring, such as data loggers that measure parameters including temperature, humidity and differential pressure during a manufacturing process, and (iii) torque testing systems used to verify the amount of force required to open a container. Customers use these calibration instruments to validate equipment performance, confirm measurement accuracy, and support ongoing quality assurance and compliance requirements across a broad range of applications.

Renal Care

Our Calibration Solutions division provides medical meters that measure parameters such as temperature, pressure, pH, conductivity and flow to test and verify the proper calibration and operation of dialysis machines and the composition of dialysis fluid (dialysate). We manufacture medical meters designed for use by dialysis equipment manufacturers and biomedical technicians as well as meters used primarily by dialysis clinicians. In addition to meters, the division sells consumable calibration solutions used in dialysis clinics, which are consumed on a routine basis.

With technological advancements in dialysis machines that include built-in calibrators, our meters designed for clinicians are subject to considerable competition in the market. Refer to Item 1A. Risk Factors, “Changes to dialysis methods and equipment capabilities may decrease demand for our renal care products and negatively impact our financial statements.”

Continuous Monitoring

Our continuous monitoring products are used to monitor environmental parameters such as temperature, humidity, pressure, and differential pressure to ensure that critical storage and processing conditions are maintained. Continuous monitoring systems are used in controlled environments such as refrigerators, freezers, warehouses, laboratory incubators, clean rooms, and a number of other settings. Continuous monitoring systems consist of wireless sensors that communicate with cloud and local servers to continuously transmit and store environmental parameter data. The systems provide local alarms and push notifications to customer devices via email and text messaging if pre-established environmental thresholds are exceeded. Key markets for our continuous monitoring systems are hospitals, pharmaceutical and medical device manufacturers, blood banks, pharmacies and laboratory environments.

Our Calibration Solutions products are represented largely by the DialyGuard®, DryCal®, DataTrace®, and ViewPoint® brands, and are manufactured at facilities in Lakewood, Colorado and Hanover, Germany. Demand for the division’s products and services is driven by customers’ quality control and regulatory requirements, which often necessitate periodic calibration, recertification and validation. We generate Calibration Solutions sales through our direct sales personnel and through independent distributors.

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

Manufacturing and Materials

Most of the raw materials, components, and other supplies used in our product lines are available from a number of different suppliers. We generally maintain multiple sources of supply, but we are dependent on sole or limited sources for certain items, particularly in our Biopharmaceutical Development and Calibration Solutions divisions. We continue to review our supply base and designs for limited source suppliers that might affect our ability to supply critical products to our customers. We also continue to work with our suppliers to understand existing and potential future supply chain conditions, including the potential effects of tariffs, trade restrictions, customs requirements, and changes in trade policy on the cost, availability, or timing of delivery of certain materials and components. These developments could increase our costs, disrupt established supply arrangements, or require changes to sourcing strategies, which could adversely affect our operating margins or pricing decisions.

See further discussion within Item 1A. Risk Factors, “Disruptions in our supply chain, increases in costs, or manufacturing inefficiencies could adversely affect our financial results. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.”

Major Customers

No customer represented more than 10% of our consolidated accounts receivable or revenues for fiscal year 2026. While our customer base is generally diversified at the consolidated level, certain of our businesses exhibit higher customer concentrations. In our Clinical Genomics division, a significant portion of revenues is generated from ongoing purchases by a relatively small number of established customers, with a single customer accounting for approximately 20% of the division's revenues in fiscal 2026.

Backlog

We define backlog as firm orders from customers for products and services where the order is expected to be fulfilled within the next 12 months. Backlog as of March 31, 2026 and 2025 was approximately $33.6 million and $43.2 million, respectively. The decrease in backlog is primarily due to the timing of order placements and fulfillments in our Clinical Genomics division in fiscal year 2026 compared to fiscal year 2025, and to a lesser extent, the fulfillment of previously delayed orders, particularly in our Sterilization and Disinfection Control division as order fulfillments returned to normal levels. Changes in our backlog are somewhat dependent upon the timing of large, recurring customer orders, which are typically recognized as revenue over a period of up to twelve months.

Research and Development

Research and development ("R&D") activities are primarily directed towards improving the quality and performance of our existing products or altering our current products to accommodate the use of raw materials that are more readily available for purchase in our supply chain. Other R&D efforts seek to improve manufacturing efficiencies and innovate new products. Our research and development activities generally do not qualify as capital expenditures under accounting principles generally accepted in the United States ("U.S. GAAP").

Intellectual Property

We own numerous patents, trademarks, and other proprietary rights, many of which are important to various facets of our business. Where appropriate, we seek patent or other intellectual property protection for inventions and developments made by our personnel that are incorporated into our products or otherwise fall within our fields of interest. There can be no assurance, however, that any patent or other intellectual property will provide adequate protection for the technology, system, product, brand, service or process it covers. In addition, the process of preparing, applying for, obtaining and protecting patents and other intellectual property can be long and expensive, with no assurance that a patent or other intellectual property will ultimately be issued. We rely upon trade secrets, technical know-how and continuing technological innovation to develop and maintain our proprietary positions. Our products and services are sold under various trade names, trademarks and brand names. We consider our trade names, trademarks and brand names to be valuable in the marketing of our products in each segment. We do not believe that the loss of any one patent or other proprietary right would have a material adverse effect on our overall business or on any of our reporting segments.

Regulatory Matters

Our operations are global and are subject to complex federal, state, and international laws and regulations relating to healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse, import and export control, product safety and efficacy, employment, data privacy and security, government contracts, acquisition regulations, tariffs and other areas.

We are required to comply with certain International Standard Organization (“ISO”) standards, United States Pharmacopeia standards and Food and Drug Administration (“FDA”) requirements in order to sell certain products and services. Our biological indicators are developed and manufactured according to ISO 11138 (Sterilization of healthcare products – Biological indicators) and our chemical indicators are developed and manufactured according to ISO 11140 (Sterilization of healthcare products – Chemical indicators), under a quality system that complies with ISO 13485:2016 (Medical devices – Quality management systems – Requirements for regulatory purposes and, as applicable, 21 CFR 820 (Quality system regulation). Specific Calibration Solutions products are compliant under ISO 13485:2016, ISO 17025:2017, and certain 21 CFR 820 regulations. Our Biopharmaceutical Division’s Uppsala, Sweden and Tucson, Arizona facilities are ISO 9001:2015 certified. Clinical Genomics and certain Sterilization and Disinfection Control operations in Germany operate quality management systems which comply with the requirements of ISO 13485:2016. Our Sterilization and Disinfection Control Division operates a testing lab and quality management system in accordance with ISO 17025:2017 in Waldems, Germany.

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

We are subject to data privacy and security laws, regulations, and customer-imposed controls in numerous jurisdictions as a result of having access to and processing confidential, personal or sensitive data in the course of our business, including the EU General Data Protection Regulation, which imposes strict requirements on how we collect, transmit, process and retain personal data.

Government Contracts

Although we transact business with various U.S. government agencies, no government contract or group of contracts are of such magnitude that a renegotiation of profits or termination at the election of the government would have a material adverse effect on our consolidated financial results.

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

Human Capital

Our people are our greatest asset, and we are delighted to outline the material aspects of our human capital program. Our vision of Protecting the Vulnerable® is achieved in large part through the strength, expertise, and commitment of our workforce. Indeed, every day, our skilled employees strive to apply continuous improvement principles to enhance our products, services and processes so that we may better serve our customers and create value for all of our stakeholders. We recruit top talent from a broad range of backgrounds using a combination of industry-expert recruiters and recruiting platforms designed to reach a diverse pool of candidates across race, gender, disability, and veteran statuses. We support our employees through compensation, benefits and development programs aimed at ensuring employees are productive and engaged.

Employees

In fiscal 2026 we continued to attract and retain an inclusive team of high-performing employees at all levels of the organization, such that we were able to realize higher revenues and adjusted operating income (a non-GAAP measure) compared to the prior year, without increasing employee headcount. As of March 31, 2026, we had 717 employees (including approximately 450 domestic employees), of whom 347 are employed for manufacturing and quality assurance, 99 for research and development and engineering, 179 for sales and marketing, and 92 for administrative functions. Our voluntary employee turnover decreased approximately 3.0 percentage points during fiscal year 2026 compared to fiscal year 2025.

Talent

We seek to attract, develop and retain the best talent throughout Mesa. We are invested in our talent acquisition and development processes, and we utilize standardized assessment processes for candidate selection, as well as formalized frameworks for employee development and career paths. We have also established succession planning processes to support leadership continuity and the long-term growth of our organization.

In fiscal year 2026, we implemented a company‑wide career framework designed to bring greater consistency and transparency to job titles, role definitions, and position levels across Mesa. This framework is intended to support employees in understanding role expectations and opportunities for growth and advancement, encourage internal mobility, and promote consistent talent and compensation decisions.

Inclusive Workforce

We maintain a commitment to foster an inclusive workplace. We believe our workforce should reflect the communities in which we live, work and serve. In our hiring practices, we strive to attract and retain the most qualified individuals for open positions and seek inclusive slates of qualified applicants for all roles within Mesa. We believe this approach supports the creation of a workforce comprised of individuals and teams who can cultivate sustainable, creative improvement, and who are capable of and committed to furthering our purpose of Protecting the Vulnerable®.

Employee Engagement

We maintain an employee engagement process designed to assess and respond to what matters most to our employees.

We periodically administer engagement surveys, developed with external expertise, and use the results to inform action plans and communication strategies developed collaboratively with employee teams. Our objective is to drive consistent year‑over‑year improvement in engagement, which we believe supports long‑term employee development and, in turn, business performance.

In addition to engagement surveys, we utilize multiple channels to facilitate open communication, including town hall meetings with executive leadership, internal communication platforms, and an anonymous whistleblower hotline available to all employees.

Total Rewards

We are intentional in providing fair and equitable compensation to all of our employees. Our compensation and benefits are designed to be competitive with the market and to create incentives that attract and retain employees. In determining merit increases, we evaluate individual performance and contributions to company objectives through structured performance review processes to align financial incentives with individual contributions. Our compensation package includes market-competitive pay, cash bonuses, stock-based compensation for certain levels of employees, healthcare and retirement benefits, paid time off, paid caregiver leave, and 401(k) matching, among other benefits. Our total rewards program:

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

Health, Safety and Wellness

The health, safety and wellness of our employees is a top priority at Mesa:

●	We deeply embed environmental, health and safety functions within our operations to ensure these critical areas remain a top priority and focus.
●	We sponsor a variety of health and wellness programs designed to enhance the physical and mental well-being of our employees around the world; and
●	Our Employee Assistance Program provides employees and their families with access to mental health, stress management and other support resources essential to navigating life changes and challenges.

Available Information

We are subject to the reporting and other information requirements of the Exchange Act. We make available, free of charge, on or through our website at www.mesalabs.com in the Investor Information section, our annual report on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, and other information. Information on our website is not incorporated into this annual report and is not a part of this report. The Securities and Exchange Commission (“SEC”) also maintains a website at www.sec.gov containing reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Our code of ethics and Board of Directors committee charters and policies are also posted on the Investor Information section of our website. The information on our website is not part of this or any other report Mesa files with, or furnishes to, the SEC.

Item 1A. Risk Factors

In addition to the other information set forth in this annual report other documents we filed with the SEC, you should carefully consider the following factors which could materially affect our business, financial condition or results of operations in future periods. The risks and uncertainties described below are those that we have identified as material, but these are not the only risks and uncertainties facing us. Our business is also subject to general risks and uncertainties that affect many other companies, such as market conditions, economic conditions, geopolitical events, changes in laws, regulations or accounting rules, fluctuations in interest rates, terrorism, wars or conflicts, major health concerns, natural disasters or other disruptions of expected business conditions. Additional risks and uncertainties not currently known to us or that we currently believe are immaterial also may impair our business, including our results of operations, liquidity and financial condition.

Business and Strategic Risks

Conditions in the global economy, the markets we serve, and financial markets may adversely affect our business, financial statements, and access to capital markets.

Our business is sensitive to general economic conditions, market disruptions and uncertainties. We have been affected, and may continue to be affected, by elevated interest rates, reduced levels of capital expenditures in the industries we serve, inflation in domestic and international markets, and labor availability constraints. In addition, recent and any further significant developments or changes in international trade, national laws or policies to protect or promote domestic interests or address foreign competition (including the imposition of further tariffs); slow or disrupted global economic growth; increases in inflation; changes or uncertainty regarding governmental trade, fiscal, tax and monetary policies; volatility in the currency, credit and capital markets; high levels of unemployment or underemployment; changes in capital or liquidity requirements for financial institutions; government deficit reduction efforts and budget negotiation dynamics; sequestration or government shutdowns; austerity measures; sovereign debt defaults; and other conditions that negatively affect the global economy could adversely affect us and our distributors, customers and suppliers, including by:

●

reducing demand for our products and services, limiting the financing available to our customers and suppliers, increasing order cancellations and resulting in longer sales cycles and slower adoption of new technologies;

●	increasing our costs and otherwise reducing profits realized from sales made in areas where unfavorable trade conditions exist;
●	increasing the difficulty of collecting accounts receivable and the risk of excess and obsolete inventories;
●	increasing price competition in our served markets;
●	interrupting our supply chains, which could disrupt our ability to produce our products;
●	increasing the risk of impairment of goodwill and other long-lived assets, and the risk that we may not be able to fully recover the value of other assets such as tax assets;
●

increasing the risk that counterparties to our contractual arrangements will become insolvent or otherwise unable to fulfill their contractual obligations, which could increase the risks identified above; and

●	adversely impacting market sizes and growth rates.

If growth in the global economy or in any of the markets we serve slows for a significant period, if economic conditions deteriorate significantly, or if economic improvements do not benefit the markets in which we operate, our business, results of operations and financial results could be adversely affected. We cannot predict the likelihood, duration or severity of any market disruption or adverse economic conditions. See “Our international operations subject us to a wide range of risks” for further information.

Our international operations subject us to a wide range of risks.

We operate on a global scale, and our international operations expose us to risks that may be more significant than those we face in the United States. These risks include, among others:

●	fluctuations in foreign currency exchange rates, which may affect reported results from operations as well as actual costs;
●	trade protection measures, embargoes and import or export restrictions and compliance requirements;
●	differing protection of intellectual property, technology and data in foreign jurisdictions, including the risk that our products will be counterfeited;
●	disruptions or delays in the transportation of materials to us and finished goods to our customers;
●	differences in sales terms and business practices, including longer payment terms than are typical in the United States;
●	local product preferences and product requirements;
●	differing laws or regulatory requirements, including labor, employment and tax laws, and unexpected changes thereto;
●	capital controls and limitations on ownership, as well as limitations on the repatriation of earnings and cash;
●	changes in political, economic, or social conditions in countries where we operate, including economic instability or geopolitical tensions;
●	difficulty staffing and managing geographically dispersed operations;
●	difficulties implementing restructuring actions in a timely or comprehensive manner;
●	greater uncertainty, cost, risk, and delay in commercializing products in certain foreign jurisdictions, including in connection with required regulatory approvals.

International business risks have adversely affected our business and financial statements in the past, and may do so again in the future. A deterioration in diplomatic relations or trade tensions between the United States and any country in which we conduct business could adversely affect our operations and profitability. In fiscal year 2026, we generated approximately 8% of our sales from operations in China and 45% of our sales from other non-U.S. countries, primarily in Europe. Accordingly, political, economic, legal, regulatory, compliance, social and business conditions in these countries generally can adversely influence our business and financial results.

Global trade tensions have resulted in tariffs on materials we import and on products we export, which have increased, and may continue to increase, our costs and delay certain customer orders. These tariffs could reduce demand for our products and services and disrupt our supply chains. These effects could adversely impact our total revenues and profitability. Further, considerable uncertainty exists regarding the long-term effects of fiscal and monetary policies pursued domestically and internationally. Uncertainty or adverse changes to conditions in markets we serve, or in the laws, regulations or policies of foreign governments, can adversely affect economic growth of countries where we make significant sales, or of the particular industries in which we participate, and can adversely affect our business and financial statements.

Our international operations are also subject to the U.S. Foreign Corrupt Practices Act and similar anti-corruption laws in other jurisdictions. Global enforcement of anti-corruption laws has increased in some countries in recent years. Any alleged or actual violations of these laws may subject us to government investigations, significant criminal or civil penalties and other liabilities, and could negatively affect our business, reputation and financial condition.

Our growth could suffer if the markets into which we sell our products and services decline, do not grow as anticipated or experience volatility.

Our growth depends in part on the growth of the markets which we serve, and visibility into these markets is limited, particularly in those where we sell through distributors. Our revenues and profits depend substantially on the volume and timing of orders received, which are difficult to forecast. A decline or lower-than-expected growth in our served markets could diminish demand for our products and services, which would adversely affect our financial results.

Demand for certain of our products is influenced by customers’ capital spending budgets, the availability of government research funding, interest rates, and broader matters of public policy and government budget dynamics. Demand for our products and services is sensitive to changes in customer order patterns, which may be affected by announced price changes, marketing or promotional programs, new product introductions, changes in distributor or customer inventory levels, product life cycles, economic cycles or other factors. Any of these factors could adversely affect our growth and results of operations in any given period.

We face competition and if we are unable to compete effectively, we may experience reduced demand for our products and services and a loss of market share, which could result in decreased revenues. Even if we compete effectively, competitive pressures may require us to reduce prices or offer other concessions, which could decrease our profit margins.

The markets for our current and potential products are competitive. Because of the breadth of our product and service offerings and the variety of markets we serve, we compete against a wide range of competitors, including several that possess larger sales forces and greater capital resources.

To compete effectively, we must maintain strong relationships with existing key customers, establish relationships with new customers, continue to develop new products and services, enhance and protect our brand, and expand into new and higher-growth markets. Failure to compete effectively or pricing pressures resulting from competition may adversely impact our results of operations.

Industry consolidation and shifts in customer behavior could adversely affect our results of operations.

Shifts in the industries we serve may limit future demand for our products and negatively affect our financial performance. Such changes may include mergers within key industries, which could increase our reliance on fewer, larger customers or suppliers; changes in customers' regulatory environments or prevailing industry practices that could reduce demand for our products; increased price competition for key products; and the introduction of new competing products that may result in reduced or discontinued customer orders.

Our growth depends in part on the timely development, commercialization, and customer acceptance of new and enhanced products and services based on technological innovation.

Our growth depends on the acceptance of our products and services in the marketplace, market penetration achieved by the companies to which we sell, and our ability to introduce and commercialize new and innovative products that meet the needs of the markets we serve. We can offer no assurance that we will be able to continue to introduce new and enhanced products, that the products we introduce, or have introduced, will achieve broad market acceptance, or that our direct sales team or independent distributors will successfully penetrate existing or new markets. Failure to accurately anticipate customer needs and preferences; develop viable, differentiated and competitive technologies; commercialize new products and services in a timely and cost-effective manner; protect related intellectual property and obtain required regulatory approvals, could adversely affect our growth, results of operations, and financial condition.

We may also invest heavily in research and development initiatives that do not result in significant revenues. Even if we successfully develop new and enhanced products and services, we may incur substantial costs in doing so, and our profitability may suffer as a result.

Our success depends on our ability to recruit, retain and motivate skilled employees, and changes to our management team may not provide the benefits we expect.

Our success depends largely upon the continued service of our employees and our ability to attract, retain and motivate personnel, some of whom work in competitive labor markets. The market for highly skilled workers and leaders, particularly in the areas of manufacturing, science, technology and management, is extremely competitive, and expectations from qualified talent in many areas of the labor market have recently evolved and escalated. Loss of key personnel or an inability to hire qualified employees could materially adversely affect our business and financial statements, disrupt manufacturing activities, impede our ability to meet compliance requirements, increase backlog, or inhibit strategic growth.

In March 2026, we announced a transition in our Chief Executive Officer ("CEO") position, effective in April 2026. Leadership transitions, including changes in executive management, can be disruptive and may result in uncertainty among employees, customers and other business partners. Such transitions may also divert management attention from day‑to‑day operations and strategic initiatives, affect our ability to attract and retain key personnel, or delay or disrupt the execution of our business strategies.

In addition, changes in executive leadership may lead to shifts in strategic priorities, business practices, or organizational culture that could be difficult to implement effectively or may not produce the desired results. While our Board of Directors and management team are actively managing the CEO transition and have taken steps to promote continuity and stability, there can be no assurance that the transition will be executed successfully or that our business performance will not be adversely affected.

Adverse changes in our relationships with, or the financial condition, performance, or purchasing patterns of, distributors and other channel partners could adversely affect our business, results of operations, and financial condition.

We sell a significant number of products to distributors and other channel partners that have valuable relationships with end customers and end users. Some of these distributors and other partners also sell or utilize our competitors’ products or compete with us directly. Adverse changes in our relationships with these distributors and other partners, adverse developments in their financial condition, performance or purchasing patterns, or consolidation among distributors could adversely affect our business and financial statements. We do not directly control the actions of our distributors. Our distributors may fail to comply with export laws or the terms of their distribution agreements, which could expose us to legal, financial or reputational risks and adversely affect our business and financial statements.

Uncertainties related to the use of artificial intelligence (“AI”) in our business may result in harm to our business and reputation.

Our use of AI technologies is at an early stage. Ineffective, inadequate or premature use of AI could result in unintended consequences, including competitive harm, regulatory penalties, legal liability, loss or misuse of intellectual property, disclosure of confidential or proprietary information, data privacy or cybersecurity incidents, or brand or reputational harm. In addition, if we fail to successfully deploy AI in our business activities, products, or services, or fail to keep pace with technological advancements and competitors that may more effectively adopt AI, our competitiveness, growth prospects and financial performance could be adversely affected. We may also incur significant costs in evaluating or implementing AI technologies, and such investments may not result in anticipated benefits or returns.

Operational Risks

Geopolitical pressures in the markets in which we operate may adversely affect our financial results.

Geopolitical events and conflicts may adversely impact macroeconomic conditions and could have a material adverse impact on our financial results. The ultimate impact of military conflicts, such as those involving Iran, Russia and Ukraine, and Israel and neighboring regions, is highly unpredictable. In particular, disruptions to global trade routes or energy shipments, including through the Strait of Hormuz, could result in volatility in fuel prices, heightened inflationary pressures, and strain on global supply chains. We do not sell into countries with applicable sanctions, such as Iran and Russia. Our transactions in foreign countries currently involved in geopolitical conflicts have historically been immaterial. This does not mean, however, that our business is unaffected by geopolitical events.

In addition, trade tensions, including between China and the U.S., could negatively affect fuel prices, inflation, global supply chains and other macroeconomic conditions. These impacts could materially harm our business by adversely affecting global economic growth, disrupting discretionary spending patterns, and generally reducing demand for our products and services. Our sales to China have been significant in previous periods.

We cannot predict the impact that global conflicts or tensions may have on future financial results.

A significant disruption in, or breach in security of, our information technology systems or data could adversely affect our business, reputation and financial statements.

We rely on information technology systems, some of which are provided, hosted or managed by third parties, to process, transmit and store electronic information, including sensitive data such as confidential business information and personally identifiable data relating to employees, customers, and other business partners. These systems also support a variety of critical business processes and activities, including receiving and fulfilling orders, billing, collecting and making payments, shipping products, providing services and support to customers and fulfilling contractual obligations. Errors, defects, security issues or other vulnerabilities in our systems, third-party systems, or in the interaction of third-party systems with our technology could disrupt our operations or otherwise harm our business.

Our information technology systems (including those acquired through business acquisitions) may be damaged, disrupted or shut down due to cyberattacks, including hacking, malware, ransomware, or other malicious activity; human error or malfeasance; power outages; hardware failures; telecommunication or utility failures; catastrophes; or other unforeseen events. In such circumstances, our system redundancy and other disaster recovery measures may be ineffective or inadequate. Cyberattacks may also target hardware, software and information stored in or transmitted by certain of our products and our systems after products have been purchased and incorporated into third-party products, processes, facilities or infrastructure.

Our information technology systems have been subject to computer viruses, malicious code, unauthorized access and other cyber incidents, and we expect the scale, sophistication and frequency of such attacks to continue to increase. Unauthorized tampering, adulteration of or interference with our products may adversely affect product performance or safety, and may result in data loss, product recalls, field actions, or reputational harm. In addition, the rapid evolution and increased adoption of AI, including by malicious actors, may further increase the complexity and severity of cybersecurity risks.

Any cyber incident, system failure, other disruption or damage could interrupt our operations or those of our customers and business partners; delay production and shipments; result in the loss, theft, or unauthorized disclosure of intellectual property, trade secrets, personal data, or other confidential information; damage our reputation and relationships with customers, business partners, and employees; or result in defective products or services, legal claims and proceedings, regulatory investigations, fines, penalties, or increased costs related to remediation and security enhancements. Any of these could adversely affect our business, reputation and financial results.

Further, a significant number of our employees work remotely, which may increase our exposure to cybersecurity risks. Any failure to maintain reliable information technology systems, exercise appropriate controls, or comply with data privacy and security requirements can result in adverse regulatory consequences, business consequences and litigation.

Disruptions in our supply chains, increases in costs, or manufacturing inefficiencies could adversely affect our financial results. In addition, our reliance upon sole or limited sources of supply for certain materials, components and services could cause production interruptions, delays and inefficiencies.

Our financial results depend on the availability, quality and timely delivery of materials, components, services and labor required for our operations.

We source materials, components and equipment from third-party suppliers, and in certain cases rely on sole or limited suppliers due to quality considerations, regulatory requirements, cost effectiveness, availability, or unique design specifications. If our suppliers experience financial, operational or other difficulties, or if they extend lead times, limit supply availability, increase prices, or fail to meet our quality or delivery requirements, we may be unable to obtain sufficient quantities of materials or components on a timely basis, and we may be unable to quickly establish or qualify replacement sources, which could delay product shipments and revenue recognition. Our supply chains may also be disrupted by external events beyond our control, including natural disasters, public health crises, armed conflicts, terrorist actions, trade restrictions or tariffs, or legislative or regulatory changes. Any of these factors could result in production interruptions, extended lead times, manufacturing inefficiencies, or inability to continue offering certain products and services, any of which could adversely affect our business and financial results.

In addition, due to competitive pressures, customer cost-containment efforts, and the terms of certain contracts we are party to, we may not be able to fully or timely pass along increased costs for materials, labor or transportation through to customers. When we are unable to offset higher supply and labor costs through pricing actions or cost reductions, our margins and profitability can decline and our business and financial statements can be adversely affected.

Our revenues and other operating results depend on our ability to manufacture and assemble products in sufficient quantities and in a timely manner. Because we cannot always immediately adapt our production capacity and related cost structures in response to changing market conditions, periods of reduced demand may result in underutilized capacity and margin pressure, while periods of increased demand may strain production capabilities. Any failure to effectively manage our supply chains, manufacturing capacity, or cost structure could materially and adversely affect our results of operations and financial condition.

We may be unable to efficiently manage our growth as a larger and more geographically diverse organization.

Our strategic acquisitions and the organic expansion of our commercial operations have increased the scope and complexity of our business. As a result, we face challenges inherent in efficiently managing a more complex organization with an expanded employee base over multiple geographic regions, including the need to implement and maintain appropriate systems, policies, benefit structures, internal controls, and compliance programs. If we are unable to effectively manage and integrate our growing and geographically diverse operations (including from a cultural perspective), our ability to execute our business strategy and maintain operational efficiency could be negatively impacted, which could adversely affect our operating results and financial statements.

Cost reduction or efficiency initiatives may not achieve anticipated benefits and may involve higher-than-expected transition or implementation costs.

We periodically undertake initiatives intended to improve efficiency, reduce costs, or better align our cost structure with our operating needs. These initiatives may include changes to staffing levels, operating processes, or organizational structures. Such initiatives involve significant judgment and assumptions and may not achieve anticipated cost savings or other benefits within expected timeframes, or at all. In addition, these initiatives may result in higher than expected costs, including severance, consulting, implementation, or transition costs, and may cause operational disruption, loss of institutional knowledge, or reduced employee morale, which could adversely affect our business, results of operations, and financial position.

The life sciences, pharmaceutical, healthcare and related industries we serve have undergone, and continue to undergo, significant changes in an effort to reduce costs, which could adversely affect our financial results.

Participants in the life sciences, healthcare and related industries have implemented, and continue to implement, significant cost-containment initiatives. Some end users of our products rely, directly or indirectly, on healthcare-related government funding, reimbursement, or research support. Legislative, regulatory, and policy developments such as the U.S. Patient Protection and Affordable Care Act as amended by the Health Care and Education Affordability Reconciliation Act, healthcare austerity measures in other countries, and other healthcare reform initiatives have reduced, and may further reduce, the amount of government funding or reimbursement available to our customers or to end users of our products and services and/or the volume of medical procedures that rely on our products and services. For example, the Inflation Reduction Act of 2022 includes provisions related to drug price negotiations, inflationary rebates and government-established pricing, with varying implementation dates and scopes. Penalties could be imposed on manufacturers who fail to adhere to the government's interpretation of these requirements. Further, changes in U.S. federal or state administrations and in healthcare policies and priorities may result in reforms or actions that unfavorably impact industries we serve and our business.

These and other factors, including market demand dynamics, government regulations, third-party insurance coverage and reimbursement policies, and societal pressures have changed and may continue to change how healthcare is delivered, reimbursed and funded. As a result, participants in the industries we serve may purchase fewer of our products and services, reduce the amount they are willing to pay for our products or services, experience reduced reimbursement and funding, delay or limit the adoption rate of new technologies, or require us to incur higher compliance or operating costs. Any of the factors described above could adversely affect our business and financial results.

The manufacture of many of our products is a highly exacting and complex process, and if we directly or indirectly encounter problems manufacturing products, our reputation, business and financial results could suffer.

The manufacture of many of our products is a highly exacting and complex process, due in part to strict regulatory requirements. Manufacturing issues may arise for a variety of reasons, including equipment malfunctions, contamination, failure to follow specific protocols and procedures, defects or variability in raw materials, natural disasters, or other environmental or external factors. If such issues are not identified prior to product release, they could result in recalls, field actions, or product liability exposure. In addition, due to the time required to approve and license certain regulated manufacturing facilities and stringent oversight by the FDA and similar regulating authorities, alternative manufacturing capacity may not be available on a timely basis to replace disrupted production. Any manufacturing problems could result in significant costs, regulatory or legal liability, lost revenues, loss of market share, negative publicity, and damage to our reputation, which could reduce demand for our products and adversely affect our financial results.

Changes to dialysis methods and equipment capabilities may decrease demand for our renal care products and negatively impact our business, results of operations, and financial condition.

Our Dialyguard product line accounts for approximately 30% of the revenues and one-third of gross profit margin associated with our Calibration Solutions division. The majority of revenues in our Dialyguard business are associated with products used in dialysis clinics, while a smaller portion of our sales relate to in-home care. Ongoing technological advancements, including the development of dialysis machines with integrated dialysis calibration capabilities and shifts toward home-based treatments, have and may continue to adversely affect demand for our renal care products.

Violation of data privacy laws could adversely affect our business, reputation and financial statements.

If we are unable to maintain reliable information technology systems and appropriate controls to comply with global data privacy and security requirements and prevent data breaches, we may suffer adverse regulatory, business and legal consequences. As a multinational organization, we are subject to data privacy and security laws, regulations, and customer-imposed requirements in numerous jurisdictions due to our access to and processing of confidential, personal and other sensitive data in the course of our business. For example, the European Union’s General Data Protection Regulation imposes strict requirements on how we collect, process and protect personal data, including, among other things, obligations to provide prompt notice of data breaches to data subjects and supervisory authorities, and significant fines for non-compliance. Data privacy laws in other jurisdictions, such as California and Colorado, also impose data privacy obligations. Government enforcement actions can be costly, disruptive to our operations, and time consuming, and data breaches or violations of data privacy laws can result in fines, civil litigation, or reputational harm, any of which may adversely affect our business and financial statements. In addition, compliance with evolving and increasingly complex data privacy regulations around the world may require significant expenditures and may require changes in our products or business models, which could reduce revenues or increase costs.

If we suffer loss to our facilities, supply chains, distribution systems or information technology systems due to a catastrophic event, our operations could be seriously harmed.

Our facilities, supply chains, distribution systems and information technology systems are subject to the risk of catastrophic loss from events such as fires, floods, earthquakes, hurricanes, pandemics or other public health crises, armed conflicts, terrorism, or other natural or human-made disasters. A catastrophic event affecting any of these assets or systems could disrupt our operations, delay production and shipments, result in defective products or services, damage customer relationships and our reputation and expose us to legal liability, as well as significant repair or replacement expenses. In addition, our insurance coverage with respect to natural disasters and other catastrophic events is limited, is subject to deductible and coverage limits, and may be unavailable or insufficient to protect us against such losses. As a result, any such event could materially and adversely affect our business, results of operations, and financial statements.

Climate change, as well as legal or regulatory measures and stakeholder expectations related to climate change and sustainability, may negatively affect our business and financial results, and any actions we take or fail to take in response to such matters could damage our reputation.

Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere could present risks to our operations. Physical risks resulting from acute events, such as hurricanes, tornados, wildfires or flooding, or from chronic changes, such as droughts, heat waves or rising sea levels, could adversely impact our facilities and operations, including the availability of employees who support our operations, and could disrupt our supply chains and distribution systems. In addition, concern over climate change can result in new or additional legal, regulatory or reporting requirements designed to reduce greenhouse gas emissions, mitigate environmental impacts, limit or tax the use of carbon-based energy, or increase climate-related disclosures and stakeholder information requests. Compliance with additional legal or regulatory requirements may increase our costs or disrupt the sourcing, manufacture or distribution of our products, which may adversely affect our business and financial statements. Failure to comply with applicable legal or regulatory requirements (such as the regulations in certain jurisdictions relating to false or misleading claims regarding sustainability practices), could result in regulatory action, litigation, reputational harm, or financial penalties. Further, if we fail to meet stakeholder expectations regarding sustainability practices and climate-related disclosures or if we fail to respond adequately to customer requests for such information, investor confidence could be adversely affected, our ability to do business with certain customers could be limited, and our reputation could be harmed.

Acquisition Risks

Any inability to consummate acquisitions at our historical rate and at appropriate prices could negatively impact our growth rate and stock price.

Our ability to grow revenues, earnings and cash flows at or above our historic rates depends in part upon our ability to successfully identify acquisition targets, consummate acquisitions on favorable terms, successfully integrate acquired businesses, and realize anticipated synergies. We may not be able to consummate acquisitions at the pace or scale achieved in the past, which could adversely impact our growth rate and stock price. Promising acquisitions are difficult to identify and execute for a number of reasons, including high valuations, competition among prospective buyers, the availability of affordable funding in the capital markets, and the need to satisfy applicable closing conditions and obtain applicable antitrust and other regulatory approvals on acceptable terms. In addition, changes in regulatory requirements, instability in the credit or capital markets, or global events that restrict travel or other activities necessary to evaluate, negotiate or complete acquisitions could adversely impact our ability to pursue and consummate acquisitions.

The indemnification provisions of acquisition agreements by which we have acquired companies may not fully protect us, which could result in unexpected liabilities.

Certain acquisition agreements by which we have acquired companies require the former owners to indemnify us against certain liabilities related to the operation of the acquired business before the acquisition. In most cases, however, the liability of the former owners is limited, and certain former owners may be unable to meet their indemnification obligations. We cannot guarantee that indemnification provisions will protect us fully or at all, and as a result we may face unexpected liabilities and may be required to bear the costs associated with such liabilities, which could adversely impact our business, results of operations, and financial condition.

Future strategic transactions or acquisitions may require us to seek additional financing, which we may not be able to secure on favorable terms, or at all.

We actively evaluate potential strategic acquisitions, and completing such transactions may require us to obtain additional financing. We may not be able to secure such financing on favorable terms, or at all. In addition, future acquisitions may require the issuance of equity securities, which may result in dilution to our stockholders, or the issuance of debt securities, which may increase our financial risks and impose limits on our operations.

Legal, Regulatory, Compliance, and Reputational Risks

Changes in trade policies, tariffs, or industrial policies may increase our costs, disrupt our supply chain, or adversely affect demand for our products.

The U.S. has announced and implemented tariffs on imports from a wide range of countries, which in turn has prompted retaliatory tariffs and other countermeasures by a number of countries. These actions have resulted in an evolving and uncertain trade environment, with tariffs and related measures being imposed, modified, suspended, or replaced over time. In February 2026, the U.S. Supreme Court ruled that the International Emergency Economic Powers Act, which the U.S. administration relied on to impose certain tariffs, does not authorize the imposition of tariffs. In response, the U.S. administration announced plans to implement new tariffs under alternative statutory authority. The full impact of the U.S. Supreme Court’s ruling and the U.S. administration’s response remain uncertain; as of the date of this annual report, a number of tariffs issued by the United States and other countries remain in effect. These tariffs increase the costs of imported supplies and components, which has required us to implement surcharges and/or increase the prices of certain of our finished goods, which can adversely impact demand for our products and our competitive positioning, resulting in lower revenues. In addition, whenever we are unable to fully recover higher costs, or whenever there is a time delay between the increase in costs and our ability to recover these costs, our margins and profitability are adversely affected. The U.S. may implement additional tariffs or other trade measures in the future, and further retaliatory actions by other countries may follow.

In addition, certain governments have implemented policies to induce “re-shoring” of supply chains, reduce reliance on imported supplies and promote national production. For example, the Chinese government has issued a series of policies in the past several years to promote the development and use of local medical devices. These types of policies may reduce demand for our products and adversely affect our financial results.

We are subject to extensive and evolving regulatory requirements that affect the approval, manufacture, marketing and commercialization of our products.

The process of obtaining and maintaining required regulatory approvals for our products and operations is lengthy, expensive and uncertain. We can offer no assurance that regulatory delays will not occur, which could adversely affect our ability to introduce new products on a timely basis. Regulatory agencies also periodically inspect our manufacturing facilities to assess compliance with “good manufacturing practices” and can subject products that have been approved to additional testing and surveillance programs.

Certain of our products are medical devices and other regulated products subject to oversight by the FDA, other U.S. federal and state authorities, and comparable agencies in foreign jurisdictions. We cannot guarantee that we will be able to obtain regulatory clearances, such as FDA 510(k) clearances, for new products or for modifications to, or additional indications or uses of, existing products within anticipated timeframes or at all. Even when such approvals are obtained, they may be time-consuming, costly and subject to restrictions. Regulatory requirements and approval processes may also change and could require the withdrawal of products from the market until new or amended clearances are obtained.

The global regulatory environment has become increasingly complex and unpredictable. Several countries have adopted new regulatory frameworks for medical devices in recent years, and others have expanded existing requirements. In addition, our products and operations are often subject to the rules of industrial standards bodies such as the International Standards Organization. Failure to obtain or maintain required certifications or to comply with applicable standards could limit our ability to sell certain products or services and otherwise adversely affect our business and financial condition.

Compliance with applicable laws, regulations and standards involves substantial costs. We and our representatives may at times be subject to reviews, inspections or investigations. If government authorities conclude that our business practices or products do not comply with current or future statutes, regulations, agency guidance or case law, we could be subject to, among other things, fines, expenses, injunctions, civil penalties, product recalls or seizures, total or partial suspension of production, failure to receive 510(k) device clearances, withdrawal of marketing approvals, reputational damage, business disruption, loss of customers, disbarment from selling to certain government agencies, criminal prosecutions and other adverse effects. Defending against any such actions can be costly and time-consuming and may require significant personnel resources. Even if we are successful in defending against any such actions brought against us, our business may be negatively affected.

Evolving cybersecurity regulations, including the European Union’s Cyber Resilience Act, may increase our compliance costs and require changes to our products and processes.

Governments and regulatory authorities around the world are enacting and proposing new cybersecurity‑related laws and regulations that impose obligations on manufacturers of products with digital elements. In particular, the European Union’s Cyber Resilience Act (“CRA”) establishes mandatory cybersecurity requirements applicable to certain hardware and software products sold in the European Union, including requirements relating to secure product design, vulnerability management, incident reporting and lifecycle support. Certain reporting obligations under the CRA are expected to begin in calendar year 2026, with broader product conformity requirements phased in thereafter.

Compliance with the CRA and similar cybersecurity regulations may require us to modify the design, development, documentation, maintenance and support of certain products, enhance internal processes and controls, and devote additional resources to cybersecurity risk management, monitoring and reporting. These laws and regulations may also increase our compliance and operational costs, expose us to regulatory scrutiny, or limit our ability to market or sell certain products in affected jurisdictions if compliance requirements are not met in a timely manner.

The interpretation and implementation of the CRA and other evolving cybersecurity regulations continue to develop, and regulatory expectations may change over time. Failure to comply with applicable cybersecurity laws and regulations could result in enforcement actions, fines, product restrictions, recalls, reputational harm, or other adverse consequences, any of which could materially adversely affect our business, results of operations, or financial condition.

Off-label marketing of our products could result in substantial penalties.

Even where our products are approved by regulators, the FDA and other regulatory agencies strictly regulate the promotional claims that may be made about approved or cleared products. Regulatory clearances permit us to market products only for the uses indicated on the labeling cleared by the regulator. Although we may seek additional label indications or expanded uses, regulators may deny such requests, require additional supporting data, or impose limitations on product use as a condition of clearance.

If regulators determine that we have marketed our products for, or that our business activities promote, off-label uses, we can be subject to enforcement actions, including fines, injunctions, criminal or civil penalties, disgorgement, or curtailment of our operations. Any such actions could significantly harm our business, results of operations and financial condition.

Certain modifications to our products may require new 510(k) clearances or other marketing authorizations and may require us to recall or cease marketing our products.

Regulatory requirements govern not only the claims that may be made about approved products, but also whether changes to those products require additional regulatory review or clearance. Manufacturers may be required to notify the FDA of certain modifications to 510(k) cleared devices. Manufacturers must determine whether product modifications require new clearances, and the FDA may review and disagree with the manufacturer’s determinations. We have made product modifications in the past and may do so in the future. If regulators disagree with our determinations regarding whether product modifications or new features require additional clearances, we may be required to cease marketing or to recall modified products until we obtain clearance, and we may be subject to significant regulatory fines or penalties.

Changes in governmental regulations or regulatory enforcement may reduce demand for our products or services or increase our expenses.

Beyond product approvals and compliance obligations, changes in regulation can also affect consumer demand and our cost structure. We and our customers must comply with federal, state and other regulations, including those governing health and safety, food and drug oversight, privacy, and electronic communications. We develop, configure and market our products and services to meet customer needs created by these regulations. These regulations are complex, change frequently, have tended to become more stringent over time and may be inconsistent across jurisdictions.

Significant changes in applicable regulations, or in the interpretation or application thereof, could reduce demand for our products and services, increase our costs of compliance or production, delay the introduction of new or modified products, or restrict our existing activities.

Potential product liability suits against us, product defects, unanticipated use or inadequate disclosure related to our products or services could adversely affect our business, reputation, results of operations, and financial condition.

Manufacturing or design defects in, unanticipated use of, safety or quality issues (or the perception of such issues) with respect to, or inadequate disclosure of risks relating to our products and services, including items that we source from third parties, can lead to personal injury, property damage or other liability. These events could lead to recalls or safety alerts, the removal of products or services from the market, and product liability or similar claims against us. Recalls, removals and product liability and similar claims, regardless of their validity or ultimate outcome, can result in significant costs, negative publicity and reputational harm that could reduce demand for our products and services. In addition, our product liability insurance may be insufficient to cover all costs or liabilities arising from defects in our products or otherwise.

We are subject to lawsuits, investigations and regulatory proceedings that could result in significant costs, penalties, or liabilities.

We have been, and in the future may become, a defendant in lawsuits and regulatory proceedings. Such litigation and regulatory proceedings could include, among others, claims for damages arising out of the use of products or services and claims relating to intellectual property, employment, tax, commercial disputes, breach of contract, product liability, marketing, insurance coverage, competition and sales practices, environmental matters, product retirement, personal injury, or acquisition- or divestiture-related matters, as well as regulatory investigations or enforcement actions. We may also become subject to lawsuits as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses we no longer operate.

These matters may involve claims for compensatory, punitive or consequential damages, as well as injunctive relief. Defending such matters may require significant management time and expense, and may result in damages, settlements or equitable remedies that could adversely affect our operations and financial results. In addition, any insurance or indemnification rights available to us may be insufficient or unavailable to protect us against such losses.

Developments in legal or regulatory proceedings in any given period may require us to record or adjust loss contingency estimates in our financial statements or to make cash payments in connection with settlements or judgments, which could adversely affect our financial results in that period. We cannot make assurances that our liabilities in connection with litigation and other regulatory proceedings will not exceed our estimates or adversely affect our financial results and business. Please see Note 13. “Commitments and Contingencies” of the Notes to Consolidated Financial Statements contained in Item 8. Financial Statements and Supplementary Data for additional discussion.

Our reputation, ability to do business and prepare financial statements may be impaired by improper conduct by any of our employees, agents or business partners.

We cannot provide assurance that our internal controls, policies and compliance systems will always be effective in preventing or detecting improper conduct by our employees, agents or business partners, including those of businesses we acquire. Such conduct could include violations of U.S. and non-U.S. laws and regulations relating to, among other things, payments to government officials, bribery, fraud, kickbacks and false claims, pricing, sales and marketing practices, conflicts of interest, competition, export and import compliance, anti-money laundering requirements and data privacy. Any such violations could result in reputational harm, regulatory investigations or enforcement actions, civil or criminal penalties, disruption to our operations, and increased compliance costs, and could impair our ability to conduct business or prepare accurate financial statements.

If we do not adequately protect our intellectual property, if third parties infringe our intellectual property rights, or if we or our customers are alleged to infringe upon others’ intellectual property rights, we may suffer competitive injury or expend significant resources enforcing or defending our rights.

We own patents, trademarks, copyrights, trade secrets and other intellectual property, which in the aggregate are important to our business. However, the intellectual property rights we obtain may not be sufficiently broad or otherwise may not provide us a significant competitive advantage, and patents may not be issued for pending or future patent applications. In addition, the measures we take to maintain and protect our intellectual property may not prevent it from being challenged, invalidated, circumvented or designed-around, particularly in countries where intellectual property rights are less developed or enforced, particularly China. In some circumstances, enforcement may be unavailable due to an infringer’s dominant intellectual property position or for other business reasons, or countries may require compulsory licensing of our intellectual property.

We also rely on nondisclosure and noncompetition agreements with employees, consultants and other parties to protect, in part, our trade secrets and other proprietary rights. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach, that others will not independently develop substantially equivalent proprietary information or that third parties will not otherwise gain access to our trade secrets or other proprietary rights.

In addition, we or our customers may be alleged to infringe upon the intellectual property of third parties. Any failure to obtain or maintain intellectual property rights that convey competitive advantages, adequately protect our intellectual property, prevent circumvention or unauthorized use of such property, or limit the costs of enforcing our intellectual property rights or defending against infringement claims could adversely impact our competitive position and results of operations.

We are subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We are subject to U.S. export controls and economic sanctions laws and regulations that restrict the shipment or provision of certain products and services to specified countries, governments, and persons. While we take precautions to prevent our products and services from being exported or provided in violation of these laws, we cannot guarantee that the precautions we take will prevent violations in all cases.

If we are found to have violated applicable laws or regulations, we could be subject to substantial fines and penalties, including penalties imposed on the individuals involved. We may also suffer from reputational harm, loss of access to certain markets, or other adverse consequences, any of which could harm our business, financial condition, and results of operations.

Compliance with export control and sanctions regulations can be time-consuming and may result in the delay or loss of sales opportunities or impose additional costs. Changes in export or import regulations, economic sanctions or related legislation, or change in the countries, governments, persons or technologies targeted by such regulations, could restrict our ability to export or sell certain products to existing or potential customers in affected jurisdictions.

We are subject to laws and regulations governing government contracts.

We have agreements relating to the sale of our products and services to government entities, and as such, we are subject to laws and regulations applicable to government contracts. We may also be subject to reviews or investigations relating to our compliance with applicable government contract requirements. Failure to comply with applicable laws and regulations or with the terms of our government contracts could result in suspension or termination of government contracts, criminal, civil or administrative penalties, or debarment from future government contracts.

Financial and Tax Risks

Foreign currency exchange rates may adversely affect our financial statements.

As a global company with substantial operations outside the U.S., we conduct transactions in currencies other than the U.S. dollar, which exposes us to foreign currency exchange rate risk and may adversely affect our financial statements. A weakening of the U.S. dollar can increase the cost of materials, products, labor and services that we purchase or incur outside of the United States. Conversely, a strengthening of the U.S. dollar can increase the effective price of our products sold in foreign markets, which can adversely affect demand or may require us to lower our prices.

In addition, certain of our businesses invoice customers in currencies other than their functional currency, and changes in exchange rates between the invoicing currency and the functional currency may result in unfavorable remeasurement effects.

The revenues and expenses of our non-U.S. businesses are also translated into U.S. dollars for financial reporting purposes, and fluctuations in exchange rates may result in unfavorable translation effects.

We do not enter into hedging arrangements to mitigate our exposure to foreign currency exchange rate fluctuations, which may increase the impact of such fluctuations on our results of operations and financial condition.

The loss of key customers, or reductions in their demand for our products and services, could have a significant adverse effect on our revenues, results of operations, and financial position.

Certain of our reporting segments sell products and services to customers who individually comprise greater than 10% of segment revenues. As a result, our business, financial condition or results of operations could be adversely affected by the loss of any such customer or by a reduction in their purchases of our products and services due to downturns in their business, changes in their business strategies, reduced capital spending, unfavorable macroeconomic conditions, or other factors beyond our control.

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

Under Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) and rules promulgated by the SEC, we are required to maintain effective internal control over financial reporting, to conduct an annual comprehensive evaluation of those internal controls, and to have our independent registered public accounting firm attest to and report on their effectiveness. We have in the past, and could in the future, identify material weaknesses or other deficiencies in our internal control over financial reporting. If we fail to maintain effective internal controls or to comply with SOX requirements, our ability to meet our reporting obligations could be adversely affected, and investor confidence in our financial reporting could be harmed. Negative impacts could also include one or more of the following:

●	restatement of previously filed financial statements;
●	failure to meet our reporting deadlines, which could also result in default under our outstanding debt agreements;
●	restrictions in our ability to access capital markets;
●	increased costs and the diversion of management time and resources to remediate material weakness;
●	declines in the trading price of our common stock.

Failure to comply with reporting requirements could also subject us to investigations, sanctions or enforcement actions by the SEC, the Nasdaq Stock Market or other regulatory authorities. If we fail to remediate material weaknesses or otherwise maintain effective internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties or shareholder litigation. In addition, failure to maintain adequate internal controls could result in financial statements that do not accurately reflect our operating results or financial condition.

We may be required to recognize impairment losses for our goodwill and other intangible assets.

As of March 31, 2026, the net carrying value of our goodwill and other intangible assets was $270.2 million. In accordance with generally accepted accounting principles, we periodically evaluate these assets for impairment. We have recorded impairment losses in the past and may be required to do so again in the future. A variety of factors could trigger an impairment assessment or result in an impairment charge in the future, including adverse industry or economic trends or conditions, disruptions to our business, loss of key customers, the imposition of major tariffs, strategic shifts in our business, difficulties effectively integrating acquired businesses, unexpected or significant changes in planned use of our assets, changes in our organizational or reporting structure, divestitures, market capitalization declines, increases in our weighted average cost of capital, or unfavorable changes to our cash flow forecasts or other valuation assumptions. The determination of whether goodwill or other intangible assets are impaired requires the use of significant estimates and assumptions, including Level 3 inputs, which are inherently subjective and involve a high degree of judgment. If actual results differ from the assumptions used in these impairment analyses, we may be required to recognize impairment charges in the future. Any such losses relating to asset impairments would adversely affect our reported income from operations and net income in the periods recognized.

Changes in accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could affect our reported financial results.

Generally accepted accounting principles and related accounting pronouncements, implementation guidelines, and interpretations are complex and require the use of significant assumptions, estimates and judgments by management. These standards apply to a wide range of matters relevant to our business, including revenue recognition, asset impairment, inventories, business combinations, intangible assets and leases. Changes in accounting standards or their interpretation, or changes in the assumptions, estimates, or judgments we use in applying those standards, could significantly affect our reported financial performance or financial condition.

Changes in our tax rates or exposure to additional income tax liabilities or assessments could affect our profitability. In addition, audits by tax authorities could result in additional tax payments for prior periods.

We are subject to income taxes in the U.S. and in various non-U.S. jurisdictions. Due to changes in tax laws and regulations, changes in the interpretation of such laws (including regulations and interpretations pertaining to the One Big Beautiful Bill Act (“OBBBA”)), the inherent ambiguity and complexity of tax laws, the subjectivity of factual interpretations, the complexity of our intercompany arrangements, uncertainties regarding the geographic mix of earnings in any particular period, and other factors, our estimates of our effective tax rate and income tax assets and liabilities may be incorrect. As a result, our financial statements could be adversely affected, and such impacts vary significantly from period-to-period.

In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If audited results differ from our estimates or recorded reserves, we may be required to make additional tax payments or record unfavorable adjustments to our tax liabilities, which could adversely affect our financial results. Any further significant changes to tax laws or tax system in the United States or in other jurisdictions, including changes to the taxation of international income, could adversely affect our financial results.

Changes in tax law relating to multinational corporations could adversely affect our tax position.

Legislative bodies and government agencies in the U.S. and other countries, as well as the Organization for Economic Co-operation and Development (“OECD”), have increasingly focused on issues related to the taxation of multinational corporations. One example is in the area of “base erosion and profit shifting,” for which the OECD has released several components of its comprehensive plan that have been adopted and expanded by many taxing authorities to address perceived tax abuse and inconsistencies among tax jurisdictions. As a result, tax laws and regulations in the U.S. and other jurisdictions in which we operate could change on a prospective or retroactive basis. Any such changes could increase our tax liabilities, adversely affect our effective tax rate, or otherwise negatively affect our business and financial results.

Our business is subject to sales tax in numerous states.

The application of indirect taxes, such as sales taxes, is a complex and evolving issue. A company is required to collect and remit state sales taxes from certain of its customers if that company is determined to have “nexus” in a particular state. The determination of nexus varies by state and often requires knowledge of each jurisdiction’s tax case law. The application and implementation of existing, new or future laws could expand the jurisdictions in which we are required to collect and remit sales taxes. If any taxing authority determines that we have established nexus in jurisdictions where we have not previously collected or remitted sales taxes, we could be subject to additional tax liabilities, interest and penalties, which could have an adverse effect on our financial results.

Servicing our debt will require a significant amount of cash, and deterioration in our financial performance or in global credit market conditions could adversely affect our ability to obtain financing or to fund our existing debt obligations.

We have a Credit Facility under which we have incurred significant indebtedness and under which we could borrow additional amounts at any time, thereby incurring more debt. Our ability to make required payments of principal and interest or to refinance the Credit Facility upon maturity will depend on our future performance and market conditions, both of which are subject to economic, financial, competitive, and other factors beyond our control.

Our indebtedness and related debt service obligations could have negative consequences, including requiring us to dedicate significant cash flow from operations to the payment of principal and interest, reducing our flexibility in planning for or responding to changes in our business or market conditions, and exposing us to interest rate risk on our variable rate debt.

A default under the agreements governing our indebtedness, or a failure to make required payments when due, could have a material adverse effect on our business, results of operations, and financial condition. If repayment of indebtedness were to be accelerated after any applicable notice or grace periods following a default, we may not have sufficient funds to repay the indebtedness as required. In addition, the cost and availability of credit are subject to changes in the global economic environment, and deterioration in credit market conditions could adversely affect our ability to obtain financing, or the terms associated with debt financing may be unfavorable, which could negatively affect our results of operations.

Additional stock issuances could result in significant dilution to our stockholders.

We may issue additional equity securities to raise capital, make acquisitions, or support other strategic initiatives. In addition, we may issue equity securities in connection with equity incentive awards, including stock options, or future convertible debt instruments. We rely on equity-based compensation as an important tool in recruiting and retaining employees. The issuance of additional equity securities, including as a result of equity-based compensation awards, could result in substantial dilution to our stockholders and, as a result, declines in our stock price.

The market price of our common stock may be volatile, which may subject us to securities class action litigation or cause shareholders to lose part or all of their investment.

The trading price of our common stock may be volatile and could fluctuate significantly in response to various factors, many of which are beyond our control, including:

●	general economic, industry and market conditions;
●	actions by institutional or other large stockholders;
●	the depth and liquidity of the market for our common stock;
●	volume and timing of orders for our products;
●	developments generally affecting life sciences tools companies;
●	announcements of new products or product enhancements by us or our competitors;
●	changes in earnings estimates or recommendations by securities analysts;
●	investor perceptions of us and our business, including changes in market valuations of life sciences tools companies generally; and
●	our results of operations and financial performance.

In addition, the stock market in general, the Nasdaq Stock Market, and the market for securities of companies in and serving the pharmaceutical healthcare and medical device industries have experienced substantial price and volume volatility that is often unrelated to the operating performance of individual companies. As such, the market price of our common stock may decline even if our business, results of operations, or prospects have not changed. Securities class action lawsuits are frequently commenced against companies that experience significant volatility in the market price of their securities. We may become involved in such litigation in the future, which could result in substantial costs and the diversion of management’s attention and resources.

Failure to maintain appropriate corporate responsibility practices and disclosures could result in reputational harm, a loss of customer and investor confidence, and adverse business and financial results.

Governments, investors, customers and employees have increasingly focused on corporate responsibility practices and related disclosures, and expectations in this area continue to evolve. While we monitor the applicable standards and emerging reporting requirements, failure to maintain appropriate corporate responsibility practices and disclosures that meet stakeholder expectations may result in reputational harm, loss of investor confidence, reduced market valuation, and difficulty attracting or retaining customers and employees. Any of these outcomes could adversely affect our business, results of operations, and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Governance Related to Cybersecurity Risks

We recognize the importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Our Board of Directors has delegated oversight of cybersecurity risks to our Audit Committee. In accordance with its charter, our Audit Committee is responsible for overseeing management’s review and assessment of our cybersecurity and other information technology risks, controls and procedures. Management's Business Information Services team provides the Audit Committee with quarterly updates on our cybersecurity program, including monitoring activities and mitigation efforts. The Audit Committee has two members with prior work experience overseeing or assessing cybersecurity functions, and the Audit Committee informs the full Board of pertinent cybersecurity matters regularly. We have established policies and procedures to keep management and the Audit Committee informed about cybersecurity incidents that could significantly impact our business.

Our information security program is led by our Information Security Manager, who has over ten years of cybersecurity experience and reports to our Vice President of Business Information Services, who has over 25 years of experience in the information technology industry. The Information Security Manager regularly meets with our Business Information Services team, and as appropriate, with other executives and directors to review our cybersecurity posture, developments in the cybersecurity landscape, any identified cybersecurity incidents, continuous risk mitigation activities, and any anticipated enhancements to our policies, procedures and controls.

Cybersecurity Risk Management and Strategy

Our cybersecurity program, guided by industry standards, encompasses processes for the identification, assessment, and management of cybersecurity risks. Cybersecurity risks are considered as part of our enterprise risk management processes and are evaluated alongside other operational and strategic risks. We conduct regular risk assessments, supported by external vendors, to evaluate our cybersecurity program, identify areas for enhancement and develop strategies to mitigate cybersecurity risks. Internally, we perform ongoing security testing and maintain a vulnerability management process to address identified security risks based on severity. An external vendor provides us with periodic vulnerability scans, annual penetration tests, security tabletop exercises, and an enterprise-wide annual security assessment to evaluate and validate our physical, technical, external, and administrative controls.

We rely on third parties to provide, host, or support certain information technology systems. Cybersecurity considerations are incorporated into Mesa’s processes for selecting and onboarding third‑party vendors that access our information systems or data, and such vendors may be required to maintain information security measures appropriate to the nature of the services they provide. However, we do not control the security practices of third parties, and their failure to maintain adequate security could adversely affect us. Third parties that access, process, store or transmit our information or that have access to our systems may have and be subject to additional cybersecurity controls.

We maintain cybersecurity policies that articulate Mesa’s expectations and requirements with respect to topics such as acceptable use of technology and data, data privacy, risk management, education and awareness, and incident management. Consistent with our position that cybersecurity is the responsibility of every Mesa team member, we regularly educate and share best practices to raise awareness of cybersecurity threats. Employees in applicable job categories are required to complete annual information security and data protection training, and we conduct ongoing simulated phishing exercises to reinforce awareness for all employees.

Our Information Security Manager and Business Information Services team oversee the day-to-day prevention, detection, mitigation, and resolution of cybersecurity risks, utilizing third-party security software and services. We deploy processes and technologies to monitor security alerts from both internal and external sources, including information security research. In the event of a confirmed security incident, we maintain a full incident response plan that includes engaging an incident handling team, guidance for determining materiality, and steps to respond to, remediate, and recover from the security incident. We maintain a cybersecurity insurance policy and a retainer for third-party incident response services, which may mitigate certain financial impacts of a cybersecurity incident, should one occur.

To date, risks from cybersecurity threats have not materially affected our business, results of operations or financial condition. We can provide no assurance that cybersecurity incidents will not occur in the future or that such incidents will not materially affect us.

Item 2. Properties

As of March 31, 2026, we owned two facilities, both of which are material to our business: a facility in Lakewood, Colorado used by our Calibration Solutions division, and a facility in Bozeman, Montana used by our Sterilization and Disinfection Control division. We also lease multiple properties used by our Sterilization and Disinfection Control, Biopharmaceutical Development, Calibration Solutions, and Clinical Genomics divisions. Significant leased locations include our Biopharmaceutical Development facility in Sweden, a facility used by our Clinical Genomics division in the United States, and facilities in Germany used primarily by our Sterilization and Disinfection Control division. Our owned and leased facilities are used for manufacturing and distribution, research and development, sales and marketing, and administration activities. We believe our properties are suitable and adequate to carry out our business.

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

While we have paid dividends to holders of our common stock on a quarterly basis since 2003, the declaration and payment of future dividends will depend on many factors, including, but not limited to, our earnings, financial condition, business development needs and regulatory considerations, and will be at the sole discretion of our Board of Directors. At this time, we expect to continue paying dividends commensurate with our historical practice.

As of March 31, 2026, there were 53 holders of record of our common stock. This amount does not include “street name” holders or beneficial holders of our common stock, who hold their shares through banks, brokers or other financial institutions.

During the year ended March 31, 2026, we did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares. This plan will continue until the maximum is reached or the plan is terminated by further action of the Board of Directors. We made no repurchases of our common stock during the years ended March 31, 2026, March 31, 2024, or March 31, 2023. As of March 31, 2026, 137,514 shares remained available to repurchase pursuant to the repurchase plan.

See Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters for information regarding securities authorized for issuance.

Set forth below is a line graph comparing, for the period March 31, 2021 through March 31, 2026, the cumulative total shareholder return on our common stock against the cumulative total return of (a) the S&P Composite Stock Index (b) the S&P Small Cap 600, and (c) a self-selected peer group, comprised of the following companies: Adaptive Biotechnologies Corporation, Artivion, Inc., AtriCure, Inc., Azenta, Inc., BioLife Solutions, Inc., Codexis, Inc., Cryoport, Inc., Cytek Biosciences, Inc., Haemonetics Corporation, Harvard Bioscience, Inc., Inogen, Inc., LeMaitre Vascular, Inc., Maravai Life Sciences Holdings, Inc., Neogen Corporation, NeoGenomics, Inc., Quanterix Corporation, Standard BioTools, Inc., and Veracyte, Inc.

The graph shows the value on March 31 of each year, assuming an original investment of $100 on March 31, 2021 and reinvestment of cash dividends.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis (“MD&A”) is intended to help investors understand Mesa, our operations and our present business environment. MD&A is provided as a supplement to, and should be read in conjunction with, our Consolidated Financial Statements and the accompanying notes thereto contained in this Annual Report on Form 10-K. Unless the context requires otherwise, the terms “Mesa,” “Company,” “we,” “its,” and “our” in this annual report refer to Mesa Laboratories, Inc. and its subsidiaries.

This section generally discusses our fiscal years ended March 31, 2026 and March 31, 2025 and year-to-year comparisons between fiscal year 2026 and fiscal year 2025. Discussions of fiscal year 2024 and year-to-year comparisons between fiscal year 2025 and fiscal year 2024 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's annual report for the fiscal year ended March 31, 2025 filed with the SEC on May 28, 2025.

Overview

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and APAC, and by independent distributors in these areas as well as throughout the rest of the world.

As of March 31, 2026, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development, Calibration Solutions and Clinical Genomics. Each of our divisions is described further in "Results of Operations" below. Unallocated corporate expenses and other business activities are reported within Corporate and Other.

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

Organic Revenues Growth

Organic revenues growth is driven by the expansion of our customer base, increases in sales volumes, new product offerings, and price increases, and may be affected positively or negatively by changes in foreign currency rates. Our ability to increase organic revenues is affected by general economic conditions, both domestic and international, customer capital spending trends, competition, currency exchange rates, and the introduction of new products. Our policy is to price our products competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1. We evaluate the need to increase prices at other times of the year in response to changes in regulatory policy, such as the imposition of tariffs, or significant increases in the price of inputs to our products.

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

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our businesses and those we acquire by implementing efficiencies in our manufacturing, commercial, engineering and administrative operations. We achieve efficiencies using the four pillars that make up the Mesa Way, our customer-centric, lean-based system for continuous improvement. The Mesa Way is built on four key pillars: "Measuring What Matters" based on our customers' perspectives to set high standards of performance; "Empowering Teams" to improve operationally and exceed customer expectations; "Sustainably Improving" using lean-based tools designed to help us identify and prioritize the best opportunities; and "Always Learning" to continuously build knowledge and capabilities to drive long-term performance.

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

Hire, Develop, and Retain Top Talent

At the center of our organization are highly talented people who are capable of taking on new challenges using a team-based approach. Indeed, it is our exceptionally talented workforce that collaborates to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

As a global company, our geographic and industry diversity presents both opportunities and challenges, including in relation to pursuing expansion opportunities in high-growth markets, operating in varied economic environments, complying with evolving regulatory requirements such as tariffs, navigating global labor trends and costs, adapting to technological changes in markets we serve, and monitoring the effects of foreign currency fluctuations against the U.S. dollar. During fiscal 2026, approximately 53% of our revenues were earned outside of the United States.

In fiscal year 2026, we announced a planned transition in executive leadership, with the appointment of Dr. Siddhartha Kadia as Chief Executive Officer effective in fiscal year 2027.

In fiscal year 2026, revenues grew 3.4% compared to fiscal 2025, driven primarily by growth in our Sterilization and Disinfection Control division, and to a lesser extent, our Calibration Solutions division. Revenues in our Biopharmaceutical Development division were largely consistent with fiscal year 2026. Our Clinical Genomics division experienced revenue declines, primarily due to unfavorable macroeconomic conditions in China and ongoing trade tensions, which have weakened demand for our Clinical Genomics products and services in that region. We expect these challenges to persist into fiscal year 2027; however, we anticipate that the related financial impact will be substantially smaller than in fiscal year 2026. In the Americas and Europe, Clinical Genomics continued to execute its product development and commercial strategy successfully in fiscal year 2026. Currency translation increased reported revenues by 2.2% in fiscal year 2026 compared to fiscal year 2025, primarily affecting the Sterilization and Disinfection Control and Biopharmaceutical Development divisions.

Consolidated gross profit as a percentage of revenues in fiscal year 2026 increased 0.9 percentage points in fiscal year 2026. The improvement was driven by a more favorable geographic revenue mix in the Clinical Genomics division, cost savings initiatives implemented in fiscal years 2025 and 2026, and higher sales on a partially-fixed cost base. These improvements were partially offset by unfavorable foreign currency translation and the impact of tariffs, which together reduced consolidated gross profit as a percentage of revenues by approximately 0.8 percentage points compared to the prior year, with a particularly pronounced effect in our Biopharmaceutical Development division. In addition, fiscal year 2025 results included GKE-related inventory step-up amortization expense, which negatively impacted gross profit margins in fiscal year 2025 and did not recur in fiscal year 2026.

Operating expense increased 3.9% in fiscal year 2026 compared to fiscal year 2025, while operating expense as a percentage of revenues remained largely consistent. The increase in operating expense was primarily driven by costs associated with the departure of our former CEO. Additionally, reported selling expense, general and administrative expense, and research and development expense increased due to the weakening of the U.S. dollar against the euro and Swedish krona in fiscal year 2026 compared to fiscal year 2025. Increases in operating expense were partially offset by lower professional services and consulting costs, as fiscal year 2025 included GKE integration costs.

Changes in foreign currency exchange rates relative to the U.S. dollar affect our reported revenues, gross profit margins, and operating expenses and impact the comparability of our results between periods. A strengthening or weakening of the U.S. dollar can therefore influence reported financial results even when underlying operating performance is unchanged.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto appearing in Item 8. Financial Statements and Supplementary Data.

Results by reportable segment are as follows:

	Revenues		Organic Revenues Growth (non-GAAP)(a)		Gross Profit as a % of Revenues
	Year ended March 31,		Year ended March 31,		Year ended March 31,
amounts in thousands, except percentage data	2026	2025	2026	2025	2026	2025
Sterilization and Disinfection Control	$101,567	$93,418	8.7%	4.7%	70.6%	69.2%
Biopharmaceutical Development	48,626	48,730	(0.2%)	19.7%	58.7%	61.4%
Calibration Solutions	53,551	51,749	3.5%	8.3%	59.7%	59.2%
Clinical Genomics	45,386	47,081	(3.6%)	(10.5%)	57.3%	54.5%
Reportable segments	$249,130	$240,978	3.4%	4.6%	63.5%	62.6%

(a)

Organic revenues growth is a non-GAAP measure of financial performance. See "Non-GAAP Reconciliations" below for further information and for a reconciliation of organic revenues growth to total revenues growth.

Our consolidated results of operations are as follows:

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Revenues	$249,130	$240,978	$216,187	3.4%	11.5%
Gross profit	158,270	150,870	133,250	4.9%	13.2%
Operating expense (excluding impairment losses)	139,759	134,534	130,792	3.9%	2.9%
Impairment losses	-	-	274,533	N/A	(100.0%)
Operating income (loss)	18,511	16,336	(272,075)	13.3%	106.0%
Net income (loss)	$6,712	$(1,974)	$(254,246)	440.0%	99.2%

Reportable Segments

Sterilization and Disinfection Control

Our Sterilization and Disinfection Control division manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device and healthcare industries. The division also provides sterility assurance testing and laboratory services, primarily to dental and pharmaceutical customers. Sterilization and Disinfection Control products are disposable and are used on a routine basis.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Revenues	$101,567	$93,418	$75,124	8.7%	24.4%
Gross profit	71,707	64,660	53,302	10.9%	21.3%
Gross profit as a % of revenues	70.6%	69.2%	71.0%	1.4 pt	(1.8 pt)

Sterilization and Disinfection Control revenues increased 8.7% in fiscal year 2026 compared to fiscal year 2025, primarily due to the weakening of the U.S. dollar and price increases during fiscal 2026, and to a lesser extent, higher sales volumes. Excluding the impact of foreign currency translation, revenues would have increased approximately 4.7% for fiscal year 2026. The Sterilization and Disinfection Control division’s backlog decreased by approximately $1.2 million in fiscal year 2026 as order fulfillments returned to normal levels.

Gross profit as a percentage of revenues in the Sterilization and Disinfection Control division increased 1.4 percentage points, primarily due to higher revenues on a partially-fixed cost base. Excluding the impact of foreign currency translation and $1.2 million of amortization of the non-cash inventory step-up related to the GKE acquisition recorded in fiscal year 2025, the Sterilization and Disinfection Control division's gross profit margin percentage would have increased approximately 0.8 percentage points in during fiscal year 2026 compared to fiscal year 2025.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biologic therapies, among other applications.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Revenues	$48,626	$48,730	$40,712	(0.2%)	19.7%
Gross profit	28,553	29,913	25,400	(4.5%)	17.8%
Gross profit as a % of revenues	58.7%	61.4%	62.4%	(2.7 pt)	(1.0 pt)

Biopharmaceutical Development revenues were largely consistent in fiscal year 2026 compared to fiscal year 2025, as declines in our immunoassay product lines were partially offset by growth in our peptide product lines. The decline in immunoassays revenues relates primarily to commercial execution challenges, partially offset by the impact of foreign currency. Revenues were impacted to a lesser extent by shipping delays related to export controls that prevented the shipment of certain peptides systems in the second half of fiscal year 2026. Excluding the impacts of foreign currency translation and revenues from tariff recovery surcharges, Biopharmaceutical Development revenues would have declined approximately 3.9% compared to the prior year.

Biopharmaceutical Development's gross profit as a percentage of revenues decreased 2.7 percentage points during fiscal year 2026, primarily due to the impacts of foreign currency translation and tariffs. Excluding the impacts of foreign currency translation and tariffs, gross profit as a percentage of revenues for fiscal year 2026 would have been approximately consistent with fiscal year 2025.

Calibration Solutions

The Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, gas flow, environmental and process monitoring and torque testing, primarily in medical device manufacturing, pharmaceutical manufacturing, laboratory and hospital environments.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Revenues	$53,551	$51,749	$47,763	3.5%	8.3%
Gross profit	31,982	30,637	27,547	4.4%	11.2%
Gross profit as a % of revenues	59.7%	59.2%	57.7%	0.5 pt	1.5 pt

Calibration Solutions revenues increased 3.5% for fiscal year 2026 compared to fiscal year 2025, primarily driven by price increases and ongoing commercial efforts to establish and renew contracts that incentivize utilization of our service offerings.

The Calibration Solutions division's gross profit as a percentage of revenues increased 0.5 percentage points in fiscal year 2026 compared to fiscal year 2025, primarily due to increased revenues on a partially fixed cost base and product mix, partially offset by an unfavorable tariff impact of 20 basis points.

Clinical Genomics

The Clinical Genomics division develops, manufactures and sells highly sensitive, high-throughput genetic analysis tools and related consumables and services that enable clinical research labs and contract research organizations to perform genomic testing across a broad range of non-diagnostic applications in several therapeutic areas, including hereditary disease screenings, pharmacogenetics, oncology related applications and toxicology research.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Revenues	$45,386	$47,081	$52,588	(3.6%)	(10.5%)
Gross profit	26,028	25,670	27,078	1.4%	(5.2%)
Gross profit as a % of revenues	57.3%	54.5%	51.5%	2.8 pt	3.0 pt

Clinical Genomics revenues decreased 3.6% in fiscal year 2026 compared to fiscal year 2025, driven primarily by lower sales to customers in China, reflecting ongoing macroeconomic and regulatory uncertainty as well as ongoing trade tensions. Excluding sales to China, revenues increased 9.2% in fiscal year 2026 compared to fiscal year 2025.

Clinical Genomics’ gross profit as a percentage of revenues increased 2.8 percentage points in fiscal year 2026 compared to fiscal year 2025, despite lower revenues. The increases in gross profit as a percentage of revenues were primarily attributable to manufacturing and supply chain efficiency improvements, lower personnel-related costs attributable to our cost mitigation efforts, and favorable geographic product mix, as sales outside of China typically generate higher margins. Gross profit as a percentage of revenues for fiscal year 2026 was also positively impacted by product mix, as higher-margin consumables represented a greater portion of the division's total revenues.

Operating Expense

Operating expense increased 3.9% in fiscal year 2026 compared to fiscal year 2025, while operating expense as a percentage of revenues remained largely consistent. Among other factors, operating expense increased due to the weakening of the U.S. dollar against the euro and Swedish krona in fiscal year 2026.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Selling expense	$40,793	$41,683	$38,625	(2.1%)	7.9%
As a percentage of revenues	16.4%	17.3%	17.9%	(0.9 pt)	(0.6 pt)

Selling expense decreased 2.1% for fiscal year 2026 and decreased 0.9 percentage points as a percentage of revenues. The decrease was primarily attributable to lower commissions-related expense, partially offset by severance costs associated with our cost-savings initiatives. In the prior year, selling expense was somewhat elevated due to costs associated with a sales training initiative.

General and Administrative Expense

Labor costs, non-cash stock-based compensation and amortization of intangible assets drive the substantial majority of general and administrative expense.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
General and administrative, other than impairment of finite-lived intangible assets and goodwill	$78,658	$73,333	$72,867	7.3%	0.6%
As a percentage of revenues	31.6%	30.4%	33.7%	1.2 pt	(3.3 pt)

General and administrative expenses increased 7.3% in fiscal year 2026 and increased 1.2 percentage points as a percentage of revenues. The increase was primarily attributable to expenses associated with our former CEO’s departure, including accelerated stock-based compensation expense and severance. Higher expense related to estimated uncollectible accounts receivable, particularly related to customers in China, also contributed to the increase. These increases were partially offset by lower consulting and professional services expenses, as the prior year included consulting costs associated with integrating GKE into our enterprise resource planning system, and by lower amortization expense. Aggregate CEO transition costs were $6.7 million, including $3.7 million of non‑cash stock‑based compensation. Excluding these costs, general and administrative expenses would have declined 1.8% in fiscal year 2026.

No impairment losses were recorded in fiscal years 2026 or 2025.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and third-party consultants.

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Research and development expense	$20,308	$19,518	$19,300	4.0%	1.1%
As a percentage of revenues	8.2%	8.1%	8.9%	0.1 pt	(0.8 pt)

Research and development expenses increased 4.0% in fiscal 2026 compared to 2025 and were flat as a percentage of revenues. The increase was primarily attributable to consulting services and purchases of supplies to support project-specific research and development activities, as well as severance costs, particularly within our Clinical Genomics division. These increases were partially offset by lower salaries and personnel-related costs associated with our cost-savings initiatives.

Nonoperating Expense, Net

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Interest expense and amortization of debt issuance costs	$10,692	$11,859	$5,697	(9.8%)	108.2%
(Gain) on extinguishment of convertible senior notes	-	(2,887)	-	(100.0%)	N/A
Other (income) expense, net	(4,195)	1,403	(2,124)	(399.0%)	(166.1%)
Nonoperating expense, net	$6,497	$10,375	3,573	(37.4%)	190.4%

Interest expense decreased in fiscal year 2026 compared to fiscal year 2025 due to lower weighted‑average levels of outstanding interest‑bearing debt and a reduction in interest rates applicable to our floating‑rate debt. These decreases were partially offset by a higher interest rate associated with borrowings under the Credit Facility discussed below compared to our previously outstanding convertible notes ("the Notes"), which were settled during fiscal year 2026 using borrowings under the Credit Facility.

Other (income) expense, net primarily consists of gains and losses on foreign currency transactions. In particular, during fiscal year 2026, we recognized unrealized foreign currency gains of approximately $3.7 million related to an intercompany U.S. dollar-denominated loan issued in fiscal year 2024 to one of our wholly owned, euro-denominated subsidiaries.

Income Taxes

	Year Ended March 31,			Total Change
amounts in thousands, except percentage data	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Earnings (loss) before income taxes	$12,014	$5,961	$(275,648)	$6,053	$281,609
Income tax expense (benefit)	5,302	7,935	(21,402)	(2,633)	29,337
Effective tax rate	44.1%	133.1%	7.8%	(89.0 pt)	125.3 pt

Our effective income tax rate was 44.1% for fiscal year 2026 compared to 133.1% for fiscal year 2025.

The effective tax rate for fiscal year 2026 differed from the statutory federal rate of 21% primarily due to non-deductible executive compensation and taxes related to foreign operations, partially offset by a decrease to our valuation allowance. The effective tax rate for fiscal year 2025 differed from the statutory federal rate of 21% primarily due to increases in our valuation allowance related to our operations in the U.S. and Germany, as well as non-deductible executive compensation and varying applicable tax rates in foreign jurisdictions. See Note 12. “Income Taxes” within Item 8. Financial Statements and Supplementary Data) for a reconciliation of our income tax provision, including the impact of specific items on our overall effective income tax rate.

Our future effective income tax rate depends on various factors, such as changes in the realizability of deferred tax assets, tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly.

Net Income (Loss)

Net income (loss) varies with the changes in revenues, gross profit, and operating expenses. Net income in fiscal year 2026 reflects, respectively, $18,017, $5,254, and $17,868 of non-cash amortization of intangible assets acquired in a business combination, non-cash depreciation, and non-cash stock-based compensation expense.

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

Adjusted operating income and organic revenues growth should not be considered alternatives to, or more meaningful than, net income (loss), operating income (loss), reported revenues growth, cash flows from operating activities or any other measure of financial performance presented in accordance with GAAP as measures of operating performance or liquidity.

The following table sets forth our reconciliation of operating income (loss) to adjusted operating income, a non-GAAP measure:

	Year Ended March 31,
amounts in thousands	2026	2025	2024
Operating income (loss)	$18,511	$16,336	$(272,075)
Amortization of intangible assets acquired in a business combination	18,017	19,145	27,341
Depreciation of long-lived assets	5,254	5,382	4,233
Stock-based compensation	17,868	13,142	11,936
Impairment losses on goodwill and finite-lived intangible assets	-	-	274,533
Adjusted operating income (non-GAAP)	$59,650	$54,005	$45,968

The following table sets forth our reconciliation of total revenues growth to organic revenues growth, a non-GAAP measure:

	Total Revenues Growth		Impact of Acquisitions		Organic Revenues Growth (non-GAAP)
	Year ended March 31,		Year ended March 31,		Year ended March 31,
	2026	2025	2026	2025	2026	2025
Sterilization and Disinfection Control	8.7%	24.4%	-%	(19.7%)	8.7%	4.7%
Biopharmaceutical Development	(0.2%)	19.7%	-%	-%	(0.2%)	19.7%
Calibration Solutions	3.5%	8.3%	-%	-%	3.5%	8.3%
Clinical Genomics	(3.6%)	(10.5%)	-%	-%	(3.6%)	(10.5%)
Total Company	3.4%	11.5%	-%	(6.9%)	3.4%	4.6%

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash on hand and cash available from our Credit Facility (See Note 8. "Indebtedness" for a description of the Credit Facility). We believe these sources are sufficient to meet our ongoing operating needs, scheduled debt service obligations, dividend payments and anticipated capital expenditures. As of March 31, 2026 and 2025, we held cash of $26.9 million and $27.3 million, respectively.

Historically, our more significant uses of resources have included acquisitions, payments of debt principal and interest, capital expenditures, and quarterly dividends to shareholders. During fiscal year 2024, we acquired GKE for $87.2 million, net of cash acquired and financial liabilities assumed and inclusive of working capital adjustments. In April 2025, we paid a $9.6 million holdback related to the acquisition, consistent with previously accrued and disclosed amounts.

Working capital, defined as the amount by which current assets exceed current liabilities, was $44.4 million as of March 31, 2026, compared to negative working capital of $(61.3) million as of March 31, 2025. The prior year's negative working capital was due to the classification of $97.5 million of principal related to our Notes as a current liability. During fiscal year 2026, we settled the Notes using borrowings of $97.0 million under our revolving credit facility (the "Revolver"). The Revolver allows us to borrow up to $125.0 million, of which $84.5 million was outstanding as of March 31, 2026.

On October 10, 2025 we amended our Credit Facility to reduce the applicable interest rate spread above the SOFR base rate from 1.5%-3.5% to 1.25%-2.5%. We expect to incur approximately $8.8 million in cash interest expense over the next twelve months based on outstanding debt levels and interest rates in effect as of March 31, 2026. Required principal debt payments due on our term loan under the Credit Facility (the "Term Loan") within the next twelve months total $5.6 million.

We routinely evaluate opportunities for strategic acquisitions. Future material acquisitions may require us to obtain additional capital, assume additional third-party debt or incur other long-term obligations. While we believe that we have the ability to issue more equity or debt in the future in order to finance our acquisition and investment activities, such financing, may not be available on acceptable terms, if at all.

Dividends

We have paid regular quarterly dividends since 2003. We declared and paid dividends of $0.16 per share each quarter of the years ended March 31, 2026, 2025, and 2024.

In April 2026, our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on June 15, 2026, to shareholders of record at the close of business on May 29, 2026.

Cash Flows

Our cash flows from operating, investing, and financing activities were as follows:

	Year Ended March 31,
	2026	2025	2024
Net cash provided by operating activities	42,831	$46,808	$44,133
Net cash (used in) investing activities	(3,250)	(4,499)	(81,306)
Net cash (used in) provided by financing activities	(41,854)	(44,509)	32,836

Cash flows from operating activities for the year ended March 31, 2026 provided $42.8 million, a decrease of $4.0 million versus the prior year. The decrease in cash flows from operating activities was primarily a result of:

●	higher cash payments in the first quarter of fiscal year 2026 to settle accrued bonuses and commissions from the end of fiscal year 2025; and
●	increased inventory purchases, including for finished goods warehoused in international locations as part of our tariff mitigation strategy.

These factors were partially offset by improved operating performance, including an $8.2 million increase in revenues compared to the prior year.

Cash used in investing activities decreased for fiscal year 2026 versus fiscal year 2025 as we invested in property, plant and equipment for our new leased facility in Sweden in the prior year. Financing activities resulted in a $41.9 million use of cash for fiscal year 2026. We borrowed a total of $107.5 million:

●	$10.5 million under the Revolver, largely to fund a $9.6 million payment of the GKE acquisition-related holdback; and
●	$97.0 million under the Revolver, to settle the Notes upon maturity in August 2025.

We repaid a total of $134.2 million:

●	$97.5 million to settle the Notes;
●	$33.0 million under the Revolver; and
●	$3.7 million under the Term Loan.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates, judgments and assumptions that affect the amounts reported in our Consolidated Financial Statements and accompanying notes. We believe the following are the more critical judgment areas in the application of accounting policies that currently affect our financial condition and results of operations. Management has discussed the development, selection and disclosure of critical accounting policies and estimates with the Audit Committee of our Board of Directors. While our estimates and assumptions are based on our knowledge of current events and circumstances and actions we may take in the future, actual results may ultimately differ from these estimates and assumptions. For a discussion of our significant accounting policies, see Note 1. “Description of Business and Summary of Significant Accounting Policies” in Item 8. Financial Statements and Supplementary Data.

Goodwill Impairment Testing

Management believes goodwill impairment testing is a critical accounting estimate. We test goodwill for impairment on an annual basis as of January 1st each year, or more frequently if events and circumstances indicate it is more likely than not that the fair value of a goodwill reporting unit is less than its carrying value. Events that could indicate impairment and trigger interim impairment tests include, but are not limited to, adverse current or expected economic, market, or industry-specific conditions (including a decline in our market capitalization), adverse changes or expected changes in business climate or operating performance, changes in legal or regulatory factors, and adverse actions or assessments by regulators. We monitor for indicators of impairment throughout the year and perform qualitative and quantitative impairment testing as necessary based on quarterly preliminary assessments of performance and other relevant circumstances.

When we perform quantitative impairment testing either at our election, at least every five years, or because we believe a reporting unit is more likely than not impaired, we estimate the fair values of our reporting units primarily using a discounted cash flow approach, supplemented by market multiple analyses. These fair value measurements require the use of significant Level 3 inputs, including but not limited to discount rates, forecasted results including earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, revenue growth rates, operating expenses, the identification of comparable public entities, and the selection of applicable market multiples. We develop these assumptions using internal expectations of future performance informed by historical results, available financial data such as backlog and customer orders, and our assessment of relevant facts and circumstances, leveraging expert input where appropriate. The use of these assumptions involves significant judgment, and there are inherent uncertainties associated with valuation estimates. Our assumptions and inputs are forward-looking, and could differ from actual future facts and conditions. Different assumptions from those used in our analyses could materially affect projected cash flows and the estimated fair values of our reporting units. We engage third-party valuation specialists to assist management in performing quantitative goodwill impairment analyses.

In fiscal year 2026 we elected to perform quantitative impairment testing for our Clinical Genomics reporting unit due to its sensitivity in prior impairment analyses and its operating performance during the year. We performed qualitative impairment testing for our other reporting units. Based on our fiscal 2026 impairment testing, we concluded that the fair values of all reporting units exceeded their respective carrying values, and no impairment losses have been incurred or recorded in fiscal year 2026.

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

On a consolidated basis, at March 31, 2026, we had contractual obligations for open purchase orders of approximately $13.0 million for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year. See "Liquidity and Capital Resources" for information related to future required debt payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2025, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2025, filed with the SEC on May 28, 2025.

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

A hypothetical 10 percent change in currency exchange rates compared to the U.S. dollar (U.S. dollar strengthening) would have resulted in an approximate estimated $1.1 million decrease in net income over a one-year period. Actual changes in market prices or rates will likely differ from hypothetical changes.

Interest Rates

Our Credit Facility bears interest at either a base rate or a SOFR rate, plus an applicable spread. Based on our interest rates and balances outstanding as of March 31, 2026, adjusted for future required principal payments, we estimate that if interest rates increased 1 percentage point, we would incur approximately $1.5 million of additional cash interest expense in the next twelve months than we would if current rates remain unchanged.

Inflation Risk

Inflation generally impacts us by increasing our costs of labor, materials, and freight. The rates of inflation experienced in recent years have not had a significant direct impact on our financial results, as inflationary cost increases have been largely offset by annual price increases. However, any price increases imposed may lead to declines in sales volume if competitors do not similarly adjust prices. Additionally, inflationary pressures may impact our customers' ability to purchase our products and services. We cannot reasonably estimate our ability to successfully recover any inflation cost increases into the future.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Mesa Laboratories, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Mesa Laboratories, Inc. (and subsidiaries) (the “Company”) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2026 and 2025, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the Management's Annual Report on Internal Control Over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value of the Reporting Units for Goodwill Impairment Assessment

Critical Audit Matter Description

As described in Notes 1 and 6 to the consolidated financial statements the Company performs an annual impairment test for goodwill as of January 1, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. If the Company performs a quantitative assessment, the Company compares the fair value of a reporting unit with its carrying value and recognizes an impairment charge for the amount the carrying value exceeds the reporting unit’s fair value. During the annual goodwill impairment assessment, management performed a quantitative impairment analysis of the Clinical Genomics reporting unit goodwill and concluded the goodwill was not impaired. Management estimates the fair value of a reporting unit based on a combination of an income approach, that utilizes discounted cash flows specific to each reporting unit, and a market approach, that considers guideline public company market multiples. The Company’s consolidated goodwill balance was $186.9 million as of March 31, 2026.

The principal considerations for our determination that performing procedures relating to the goodwill impairment of the Clinical Genomics reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate; (ii) a high degree of audit effort and especially challenging and subjective auditor judgment in performing and evaluating management’s significant assumptions related to the forecasted results and the discount rate; and (iii) the audit effort involved the use of valuation professionals with specialized skill and knowledge.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included evaluating the design and testing the operating effectiveness of internal controls related to the Company’s goodwill impairment assessment, including those relevant to the determination of the fair value of the reporting unit. Our audit procedures related to the Company’s goodwill impairment assessment for its Clinical Genomics reporting unit included the following, among others:

●	Testing the Company’s process used to develop the estimates.
●	Evaluating the appropriateness of the methodologies used, and evaluating the relative weight assigned to the various methodologies used in the analysis.
●	Evaluating the significant assumptions used, including the reasonableness of:
●	management’s forecasted results by comparing the future revenue growth rates and cost assumptions to historical company data and evaluating consistency with external market and industry data.
●	management’s selection of comparable entities.
●	management’s selection of the discount rate and market multiples of comparable companies by comparing the underlying source information to publicly available market data.
●	Testing the completeness, accuracy, and reliability of underlying data used in the Company’s analysis.
●	Utilizing our valuation professionals with specialized skill and knowledge to assist in evaluating the methodologies used and the reasonableness of certain significant assumptions.

/s/ Baker Tilly LLP

Los Angeles, California

June 2, 2026

We have served as the Company's auditor since 2024.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Mesa Laboratories, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows of Mesa Laboratories, Inc. and subsidiaries (the Company) for the year ended March 31, 2024, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ RSM US LLP

We served as the Company’s auditor from 2023 to 2024.

Los Angeles, California

June 28, 2024

Mesa Laboratories, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts)

	March 31,	March 31,
	2026	2025
ASSETS
Current assets
Cash and cash equivalents	$26,928	$27,321
Accounts receivable, less allowances for credit losses of $2,569 and $1,186, respectively	44,099	41,970
Inventories	26,373	25,365
Prepaid expenses and other current assets	8,868	8,029
Total current assets	106,268	102,685
Noncurrent assets
Property, plant and equipment, net	30,613	32,333
Deferred tax asset	1,501	1,371
Other assets	19,155	18,324
Customer relationships, net	63,211	72,880
Other intangibles, net	20,136	23,995
Goodwill	186,863	181,760
Total assets	$427,747	$433,348

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$4,928	$5,747
Accrued payroll and benefits	19,006	17,858
Unearned revenues	14,723	14,710
Other accrued expenses	17,616	24,601
Term loan, current portion	5,625	3,750
Convertible senior notes, current portion, net of debt issuance costs	-	97,297
Total current liabilities	61,898	163,963
Noncurrent liabilities
Deferred tax liability	20,085	20,181
Other noncurrent liabilities	13,662	12,472
Term loan, noncurrent portion, net of debt issuance costs	61,357	66,902
Revolving line of credit	84,500	10,000
Total liabilities	241,502	273,518
Commitments and Contingencies (Note 13)
Stockholders’ equity
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,524,931 and 5,455,421 shares, respectively	375,348	358,541
(Accumulated deficit)	(185,747)	(188,936)
Accumulated other comprehensive (loss)	(3,356)	(9,775)
Total stockholders’ equity	186,245	159,830
Total liabilities and stockholders’ equity	$427,747	$433,348

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Year Ended March 31,
	2026	2025	2024

Revenues:
Products	$203,392	$198,395	$176,796
Services	45,738	42,583	39,391
Total revenues	249,130	240,978	216,187
Cost of revenues:
Cost of products	64,612	60,441	57,200
Cost of services	26,248	29,667	25,737
Total cost of revenues	90,860	90,108	82,937
Gross profit	158,270	150,870	133,250
Operating expense:
Selling	40,793	41,683	38,625
General and administrative, other than impairment of finite-lived intangible assets and goodwill	78,658	73,333	72,867
Research and development	20,308	19,518	19,300
Impairment of finite-lived intangible assets	-	-	117,641
Impairment of goodwill	-	-	156,892
Total operating expense	139,759	134,534	405,325
Operating income (loss)	18,511	16,336	(272,075)
Nonoperating expense (income):
Interest expense and amortization of debt issuance costs	10,692	11,859	5,697
Gain on extinguishment of convertible senior notes	-	(2,887)	-
Other (income) expense, net	(4,195)	1,403	(2,124)
Total nonoperating expense, net	6,497	10,375	3,573
Earnings (loss) before income taxes	12,014	5,961	(275,648)
Income tax expense (benefit)	5,302	7,935	(21,402)
Net income (loss)	$6,712	$(1,974)	$(254,246)

Net earnings (loss) per share
Basic	$1.22	$(0.36)	$(47.20)
Diluted	$1.21	$(0.36)	$(47.20)

Weighted-average common shares outstanding
Basic	5,514	5,421	5,386
Diluted	5,565	5,421	5,386

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Year Ended March 31,
	2026	2025	2024

Net income (loss)	$6,712	$(1,974)	$(254,246)
Other comprehensive income (loss)
Foreign currency translation adjustments	6,419	4,980	(1,960)
Comprehensive income (loss)	$13,131	$3,006	$(256,206)

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit) Retained Earnings	AOCI*	Total
March 31, 2023	5,369,466	$332,076	$74,199	$(12,795)	$393,480
Vesting of restricted stock units and exercise of stock options	30,418	358	-	-	358
Tax withholding on restricted stock units	(5,393)	(728)	-	-	(728)
Dividends paid, $0.64 per share	-	-	(3,447)	-	(3,447)
Stock-based compensation expense	-	11,936	-	-	11,936
Foreign currency translation	-	-	-	(1,960)	(1,960)
Net (loss)	-	-	(254,246)	-	(254,246)
March 31, 2024	5,394,491	$343,642	$(183,494)	$(14,755)	$145,393
Vesting of restricted stock units and exercise of stock options	69,526	2,644	-	-	2,644
Tax withholding on restricted stock units	(8,596)	(887)	-	-	(887)
Dividends paid, $0.64 per share	-	-	(3,468)	-	(3,468)
Stock-based compensation expense	-	13,142	-	-	13,142
Foreign currency translation	-	-	-	4,980	4,980
Net (loss)	-	-	(1,974)	-	(1,974)
March 31, 2025	5,455,421	$358,541	$(188,936)	$(9,775)	$159,830
Vesting of restricted stock units	80,825	-	-	-	-
Tax withholding on restricted stock units	(11,315)	(1,061)	-	-	(1,061)
Dividends paid, $0.64 per share	-	-	(3,523)	-	(3,523)
Stock-based compensation expense	-	17,868	-	-	17,868
Foreign currency translation	-	-	-	6,419	6,419
Net income	-	-	6,712	-	6,712
March 31, 2026	5,524,931	$375,348	$(185,747)	$(3,356)	$186,245

*Accumulated Other Comprehensive (Loss) Income.

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended March 31,
	2026	2025	2024
Cash flows from operating activities:
Net income (loss)	$6,712	$(1,974)	$(254,246)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property, plant and equipment	5,254	5,382	4,233
Amortization of acquisition-related intangibles	18,017	19,145	27,341
Stock-based compensation expense	17,868	13,142	11,936
Non-cash interest expense and debt issuance cost amortization	682	990	926
Gain on extinguishment of convertible senior notes	-	(2,887)	-
Amortization of step-up in inventory basis	-	1,232	1,229
Deferred taxes	(1,292)	(72)	(28,421)
Impairment loss on goodwill and finite-lived intangible assets	-	-	274,533
Other	577	4,946	629
Cash from changes in operating assets and liabilities:
Accounts receivable	(3,206)	(2,925)	4,940
Inventories	(4,434)	1,153	2,563
Prepaid expenses and other assets	608	498	211
Accounts payable	(1,197)	(388)	(97)
Accrued liabilities and taxes payable	3,497	9,504	(1,236)
Unearned revenues	(255)	(938)	(408)
Net cash provided by operating activities	42,831	46,808	44,133
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,250)	(4,249)	(2,567)
Acquisition of customer lists	-	(250)	-
Acquisition of businesses, net of cash acquired and holdback liabilities	-	-	(78,739)
Net cash (used in) investing activities	(3,250)	(4,499)	(81,306)
Cash flows from financing activities:
Proceeds from debt borrowings	107,500	73,465	71,000
Repurchase of convertible note debt	(97,500)	(71,560)	-
Other debt principal repayments	(36,749)	(44,251)	(33,500)
GKE acquisition holdback payment	(9,555)	-	-
Dividends paid	(3,523)	(3,468)	(3,447)
Payment of tax withholding obligation on vesting of restricted stock	(1,061)	(887)	(728)
Proceeds from the exercise of stock options	-	2,644	358
Other financing, net	(966)	(452)	(847)
Net cash (used in) provided by financing activities	(41,854)	(44,509)	32,836
Effect of exchange rate changes on cash and cash equivalents	1,880	1,307	(359)
Net (decrease) in cash and cash equivalents	(393)	(893)	(4,696)
Cash and cash equivalents at beginning of period	27,321	28,214	32,910
Cash and cash equivalents at end of period	$26,928	$27,321	$28,214

Cash paid for:
Income taxes	$1,870	$5,731	$4,591
Interest	$10,017	$11,077	$4,648

See accompanying notes to consolidated financial statements.

Mesa Laboratories, Inc.

Notes to Consolidated Financial Statements

(dollar and share amounts in thousands, unless otherwise specified)

Note 1. Basis of Presentation and Summary of Significant Accounting Policies

Nature of Operations

In this Annual Report on Form 10-K, Mesa Laboratories, Inc., a Colorado corporation, together with its subsidiaries is collectively referred to as “we,” “us,” “our,” the “Company,” or "Mesa."

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and APAC, and by independent distributors throughout the world.

As of  March 31, 2026, we managed our operations in four reportable segments, or divisions:

●

Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device and healthcare industries. The division also provides sterility assurance testing and laboratory services, primarily to dental and pharmaceutical customers.

●	Biopharmaceutical Development - develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biologic therapies, among other applications.

●	Calibration Solutions - develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, gas flow, environmental and process monitoring and torque testing.

●	Clinical Genomics - develops, manufactures and sells highly sensitive high-throughput genetic analysis instruments, consumables and related services that enable clinical research labs and contract research organizations to perform genomic testing across a broad range of non-diagnostic applications in several therapeutic areas, including hereditary disease screenings, pharmacogenetics, oncology related applications and toxicology research.

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

Summary of Significant Accounting Policies

Foreign Currency

Exchange rate adjustments resulting from foreign currency transactions are recognized in net income (loss), while the effects of translating the financial statements of foreign subsidiaries into U.S. dollars are reflected as a component of accumulated other comprehensive income within stockholders’ equity. Assets and liabilities of subsidiaries operating outside the United States with functional currencies other than the U.S. dollar are translated into U.S. dollars at period end exchange rates, and results of operations are translated using weighted average exchange rates for the period.

Fair Value Measurements

Fair value is the price we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants. We determine fair value based on the following input hierarchy:

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

Most assets and liabilities purchased in business acquisitions are measured, recognized and disclosed at fair value in the Consolidated Financial Statements on a non-recurring basis upon acquisition, or as applicable, during the measurement period. Additionally, assets such as property and equipment, operating lease assets, and goodwill and other intangible assets are measured and presented at fair value on a nonrecurring basis if impaired. Such fair value measurements require the use of Level 3 inputs.

See Note 3. “Fair Value Measurements” for further information.

Revenue Recognition

Our revenues are derived from sales of products and services. Product sales consist primarily of consumables and hardware, while services consist primarily of maintenance, calibration and testing services.

Revenues are recognized when or as we satisfy our performance obligations under the terms of a contract, which occurs when control of the promised products or services transfers to the customer. We recognize revenue in an amount that reflects the consideration we expect to receive in exchange for those products and services (the transaction price). For our revenue contracts, prices are fixed at the time of purchase, and price protections or other forms of variable consideration are not typically offered.

Product sales: Our performance obligations related to product sales generally consist of the promise to sell tangible goods to distributors or end customers. Revenues from consumables and hardware are recognized at the point in time when control transfers to the customer. Control of products sold in the United States and APAC typically transfers upon shipment, whereas control of products sold in Europe more typically transfers upon delivery to the customer site or when customers collect the good from our warehouse.

Services: We generate service revenues from discrete and ongoing maintenance, calibration and testing services related to our physical products. For discrete services, our obligation to complete specified work is satisfied and revenue is recognized upon performance of the service. Obligations arising from ongoing service contracts, in which we promise to stand ready to provide maintenance or other services on an as-needed basis over a specified contract period, are satisfied by completing any services that are contractually required during the contract period, if requested by the customer, or by the passage of time if no services are requested. For ongoing service contracts, revenue is recognized on a straight-line basis over the contract term in a faithful depiction of our obligation to provide services over the contract period.

Purchase orders or formal contracts typically provide evidence of the existence and key terms of arrangements with customers with respect to sales of our products and services. Collectability is assessed through our customer review process and is considered reasonably assured. Payment terms typically require settlement within 60 days or less.

We expense commission costs, which are typically our only significant incremental cost to obtain a contract, as incurred. The substantial majority of our contracts have original durations of one year or less, and we have elected not to disclose the expected timing or allocated transaction prices of remaining performance obligations. Additionally, we have elected to not assess whether a significant financing component exists when the period between satisfaction of a performance obligation and customer payment is one year or less. None of our contracts contained significant financing components as of or for the fiscal years ended  March 31, 2026, 2025 or 2024.

Contracts with customers may contain multiple performance obligations. In such arrangements, the contract transaction price is allocated to each performance obligation based on the estimated relative standalone selling prices of the promised products or services. Standalone selling prices represent the price at which a product or service would be sold separately. If a standalone selling price is not directly observable, we estimate the standalone selling price using available information, including market conditions and internally approved pricing guidelines. In limited circumstances, for performance obligations with highly variable or unobservable standalone selling prices, we may assign standalone prices to obligations based on the residual transaction price after all observable standalone selling prices have been determined. Discounts may be approved at the time of purchase and are included within a contract’s fixed transaction price. Discounts are typically allocated to obligations included in the contract based on the standalone values of such obligations. All expected and actual consideration from customers is included in the transaction price.

See Note 2. “Revenue” for further information.

Shipping and Handling

Payments we receive from customers for shipping and handling are included in revenues in our Consolidated Statements of Operations, and the related shipping and handling expenses are included in cost of revenues. We account for shipping and handling costs arising from contracts with customers as fulfillment costs. Shipping and handling costs associated with inventory and materials we purchase are capitalized as a component of inventory on the Consolidated Balance Sheets and are expensed to cost of revenues when the related products are sold.

Unearned Revenues

Certain of our products may be sold with associated service contracts that require us to provide repairs, technical support, parts, and various analytical or maintenance services over a specified period of time, generally one year. When these contracts are paid in advance, the contract consideration is recorded as an unearned revenue liability and is recognized as revenue ratably over the service period. Customer prepayments related to other products and services are also recorded as unearned revenue liabilities and are recognized as revenue when earned.

Accrued Warranty Expense

We typically provide assurance-type limited product warranties on our products and, accordingly, accrue for estimates of related warranty expenses.

Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable are reported at net realizable value on the accompanying Consolidated Balance Sheets, adjusted for allowances for credit losses and write-offs. Allowances for credit losses represent our best estimate of expected credit losses from trade accounts receivable. We estimate expected credit losses based on historical experience, current and expected economic and market conditions, and evaluations of the status of our customers’ outstanding receivable balances. When we become aware that a specific customer may be unable to meet its financial obligations, we record a specific allowance to reduce the carrying amount of the receivable to the amount reasonably expected to be collected. To mitigate credit risk, we assess the creditworthiness of new and existing customers, establish credit limits, and regularly review outstanding balances and payment histories. In certain circumstances, we may require customer prepayments or limit future purchases until past due amounts are settled.

We do not believe our trade accounts receivable represent significant concentrations of credit risk due to our diversified customer base and geographic presence. Actual credit losses may differ from estimated amounts, which could materially affect the provision for credit losses and, therefore, net income (loss). We recorded $1,495, $218, and $790 of expense associated with credit losses for the years ended March 31, 2026, 2025, and 2024, respectively.

Cash Equivalents

We classify highly liquid investments with original maturities of three months or less at the date of purchase as cash equivalents. No cash equivalents are included on our Consolidated Balance Sheets as of March 31, 2026 or 2025.

Inventories

Inventories are stated at the lower of cost or net realizable value. Inventories are expensed to cost of revenues upon sale to customers using a weighted-average costing methodology. Inventories acquired in business combinations are recorded at acquisition date fair value. Our work-in-process and finished goods inventories include the costs of raw materials, labor and overhead. Labor and overhead costs involve estimates based on historical and budgeted costs, expected inflation, expected labor costs and expected standard productivity rates as inputs. The rates are evaluated annually unless specific circumstances require a more frequent review for particular items.

We monitor inventory costs relative to selling prices and perform physical cycle counts throughout the year to assess whether a lower of cost or net realizable value adjustment is necessary. We estimate and maintain inventory reserves for excess or obsolete inventory, shrinkage and scrap. These reserves may fluctuate as assumptions change due to new information, discrete events, or changes in our business, such as entering new markets or discontinuing specific products. Once inventory is written down, the reduced amount becomes the new cost basis and is not subsequently increased in future fiscal years.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, net of accumulated depreciation, except for assets acquired in business acquisitions, which are recorded at acquisition-date fair value. Expenditures for major enhancements and improvements that extend the life of assets are capitalized, while expenditures for minor replacements, maintenance and repairs are expensed as incurred.

Depreciation is calculated using the straight-line method over our assets’ estimated useful lives. Upon asset retirement or disposal, the related gross carrying amount and accumulated depreciation are derecognized, and any related gain or loss is recognized in our results of operations. In certain circumstances, including business consolidation or facility closure activities, impairment losses or accelerated depreciation may be recorded to reflect revised estimates of remaining useful lives for assets designated to be retired from service.

We periodically evaluate and adjust as necessary the estimated useful lives of property, plant and equipment. Any changes in estimated useful lives are recorded prospectively. Estimated useful lives of significant classes of depreciable assets are as follows:

Category	Useful Lives in Years
Buildings and building improvements	40 (or less)
Manufacturing equipment	10 (or less)
Office, lab and other equipment, furniture and fixtures	7 (or less)
Computer equipment	3 (or less)
Leasehold improvements	Lesser of the economic life or the remaining term in the respective lease

Land is not depreciated. Construction in progress is not depreciated until placed in service, at which time it is assigned a useful life consistent with the applicable asset category.

Leases

We determine whether an arrangement is or contains a lease at contract inception. If a lease is identified, we classify the lease as either a finance or operating lease. We did not have any finance leases during any fiscal year presented herein. As of March 31, 2026, our operating leases have remaining terms ranging from one month to 11 years.

A lease exists when a contract conveys the right to control the use of, and obtain substantially all the economic benefits from, use of an identified asset for a period of time in exchange for consideration. For our operating leases, we have elected to account for non-lease components together with the lease components to which they relate. Operating lease right-of-use ("ROU") assets and lease liabilities are recognized at lease commencement. We do not recognize ROU assets or lease liabilities for leases with original durations of less than 12 months, and our short-term leases are not material.

Operating lease liabilities represent the present value of capitalized lease payments not yet paid, discounted using the rate implicit in the lease when readily determinable or, otherwise, our incremental borrowing rate based on information available at lease commencement. ROU assets represent our right to use the underlying leased asset and are measured based on the related operating lease liability, adjusted for payments made prior to commencement, any initial direct costs incurred, and other such items as applicable. Adjustments to ROU assets would also be made for impairment losses, if necessary. In connection with business acquisitions, we generally retain the acquiree's classification of leases, and recognize ROU assets and liabilities in accordance with ASC 842.

Several of our leases contain fixed rent escalations over the lease term, which are recognized as lease expense on a straight-line basis over the lease term. Lease expense is recorded in cost of revenues or selling, general and administrative, or research and development expense in our Consolidated Statements of Operations, depending on the nature of use of the underlying asset.

Certain leases include one or more renewal or termination options exercisable at our discretion. Renewal periods are included in the lease term when we are reasonably certain to exercise the option. Renewal terms typically allow us to extend lease terms between one and three years.

We also have leases that include variable payments based on, for example, a pro-rata portion of actual maintenance costs incurred by the lessor. Such variable lease payments are recognized in the period in which those payments are incurred as lease costs.

See Note 5. “Leases” for further information.

Intangible Assets, Impairment Testing

Our goodwill and other intangible assets result primarily from business acquisitions. Intangible assets with finite lives affect future amortization expense. We could incur impairment losses associated with goodwill and other intangible assets.

We amortize finite-lived intangible assets, which generally have estimated useful lives ranging from three to fifteen years at the time of acquisition, using the straight-line method over their estimated useful lives. We estimate useful lives based on the specific facts and circumstances related to each asset, and we evaluate the appropriateness of assigned useful lives at least annually. Changes to remaining useful lives, if necessary, are accounted for prospectively. In determining useful lives, we consider factors such as contractual terms, historical performance, our long-term strategy for using the asset, applicable legal or regulatory constraints, and economic factors such as competition or specific market conditions. Amortization expense is recorded within cost of revenues or general and administrative expense in the Consolidated Statements of Operations.

Finite-lived intangibles are assessed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset group may not be recoverable. Events or conditions indicating potential impairment include, but are not limited to, adverse changes in business or market conditions, changes in the extent or manner in which the assets are used, internal strategic decisions, loss of significant customers, declines in business performance, adverse regulatory changes, or other events that could materially impact future cash flows. If impairment indicators are present, we assess recoverability by comparing the carrying value of the asset or asset group to the undiscounted estimated future cash flows expected to be generated from use of the asset or asset group. If the carrying value is not recoverable, we estimate fair value using discounted cash flow models and other valuation techniques utilizing Level 3 inputs. We recognize impairment losses for the excess of carrying value over estimated fair value as necessary.

Goodwill is not amortized. We test goodwill for impairment at least annually as of January 1st, or more frequently if events or circumstances indicate it is more likely than not that the fair value of a goodwill reporting unit is less than its carrying value. Events that could indicate impairment and that could trigger interim impairment testing include, but are not limited to, adverse current or expected economic, market, or industry-specific conditions; sustained declines in our market capitalization; sustained adverse changes or expected changes in business climate or in the operating performance of the business; adverse legal or regulatory actions; or other factors that could adversely affect the fair value of a reporting unit. We monitor for indicators of impairment throughout the year. Our annual impairment tests may begin with a qualitative assessment, and quantitative testing is performed i) if we determine it is more likely than not that the fair value of a reporting unit is less than the carrying amount, ii) at least every five years, or iii) if we otherwise elect to perform quantitative assessments.

The fair value measurements used in testing goodwill and other intangible assets for impairment are estimated using a combination of income and market approaches, using Level 3 inputs. See “Fair Value Measurements” for a description of input levels. Significant assumptions include, among others, discount rates, forecasted results including EBITDA, revenue growth rates, cost assumptions, terminal growth rates, customer attrition rates (for customer relationships), royalty rates and technology obsolescence rates (for patents, tradenames and other intellectual property), the selection of comparable public entities, and applied market multiples. In certain cases, management uses other market information when available to estimate fair value. Impairment losses, when recognized, represent the excess of the carrying amount over estimated fair value and are recorded in earnings.

Based on qualitative and quantitative testing performed as of January 1, 2026, we do not believe our goodwill or other intangible assets were impaired as of March 31, 2026. During fiscal year 2024, we recorded impairment losses of $156,892 and $117,641 related to goodwill and long-lived intangible assets, respectively.

See Footnote 6. “Goodwill and Intangibles” for further information.

Research & Development Costs

We conduct research and development activities for the purpose of enhancing the functionality, effectiveness, reliability and accuracy of existing products and to develop new products. Research and development costs are expensed as incurred. Research and development expense is predominantly comprised of labor, third-party consultant costs, and project-related materials. From time to time, we  may acquire in-process research and development with the intention of developing a saleable product.

Stock-based Compensation
We issue stock‑based awards in the form of full‑value awards and, in prior periods, stock options (collectively, “stock awards”) to employees and non‑employee directors pursuant to the Amended and Restated Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the “2021 Equity Plan”).

The 2021 Equity Plan is administered by the Compensation Committee of the Board of Directors, which has the authority to grant equity awards, or to delegate its authority under the plan to make grants (subject to certain legal and regulatory restrictions), including the authority to determine award recipients, the type and timing of awards to be granted, the number of shares underlying each award, vesting schedules and all other terms and conditions of the awards.

Under the 2021 Equity Plan, each share underlying a full value time-based award or stock option counts as one share against shares available for issuance. Performance-based awards count against shares available for issuance based on the maximum number of shares achievable under the award agreement unless or until a lower quantity is finalized. We issue new shares of common stock upon the vesting of time-based restricted stock units ("RSUs") and performance-based RSUs ("PSUs"), and upon exercise of stock options.

RSUs and stock options generally vest in equal installments on the first, second, and third anniversaries of the grant date. Stock options generally expire after six years. PSUs vest upon achievement of specified performance conditions and completion of a requisite service period, generally three years. Awards granted to non‑employee directors generally vest one year from the grant date.

Stock‑based compensation expense is measured based on the grant‑date fair value of the award and is recognized over the longer of any requisite service or performance period using a straight‑line method, net of estimated forfeitures. We estimate expected forfeitures using a dynamic forfeiture model based on company-specific historical data. The 2021 Equity Plan includes retiree provisions which result in the acceleration of stock-based compensation expense. For retirement-eligible participants, compensation expense is recognized on a straight-line basis from the grant date through the date the participant becomes retirement-eligible, at which time the participant retains full rights to the awards in accordance with plan provisions. We record stock-based compensation expense in cost of revenues, selling, research and development, and general and administrative expense in the Consolidated Statements of Operations.

Certain PSUs include a total shareholder return ("TSR") market condition, which compares Mesa's share price to a peer group, generally over a three-year period. Achievement under the plan affects the number of awards that will vest. The TSR condition may function either as a standalone performance metric or as a modifier that adjusts the quantity of shares earned for company performance up or down by a maximum of 20%. The grant‑date fair value of these awards incorporates the effect of the market condition and is estimated using a Monte Carlo simulation valuation model utilizing Level 3 inputs. Compensation expense for TSR awards is not subsequently adjusted for changes in estimated performance outcomes, provided requisite service is rendered.

The fair values of RSUs and PSUs other than those that include a TSR condition are based on the closing price of Mesa's common stock on the award date, less the present value of expected dividends not received during the vesting period. RSUs and PSUs we issue are equivalent to nonvested shares under applicable accounting guidance. Expense for PSUs with non-TSR performance conditions, such as cumulative revenues growth or profitability targets determined by the Board of Directors, is adjusted at each reporting period. At each reporting date, we estimate the number of non-TSR PSUs expected to vest based on our current estimate of the probable achievement of applicable performance targets specified in the award documents, and if necessary, we record a cumulative-effect adjustment.

Stock options, when granted, are valued using the Black-Scholes option pricing model. No stock options were awarded in fiscal year 2026 or fiscal year 2025.

See Note 9. “Stock Transactions and Stock-Based Compensation” for further information.

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty, such as acquisitions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on interpretation of tax laws and regulations. In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax, interest and penalty assessments by these taxing authorities. In determining our income tax provision for financial reporting purposes, we establish allowances for uncertain tax income positions unless we determine it is not more likely than not that such positions would be sustained upon examination, based on their technical merits. That is, for financial reporting purposes, we only recognize tax benefits taken on the tax return that we believe are more likely than not to be sustained. There is considerable judgment involved in determining whether positions taken on the tax return are more likely than not to be sustained. We adjust our tax reserve estimates periodically because of ongoing examinations by, and settlements with, the various taxing authorities, as well as changes in tax laws, regulations and interpretations. The consolidated income tax provision in any given year includes adjustments to prior year income tax accruals that are considered appropriate and any related estimated interest. Our policy is to recognize, when applicable, interest and penalties on uncertain income tax positions as part of general administrative expense.

See Note 12. “Income Taxes” for further information.

Net Earnings (Loss) Per Share

Basic net earnings (loss) per share (“EPS”) is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings (loss) per share (“diluted EPS”) is computed similarly to basic EPS, except it includes the effects of potential dilution that could occur if dilutive securities vested, were exercised, or were converted. Potentially dilutive securities in fiscal year 2026 include unvested RSUs and PSUs and outstanding stock options. In prior fiscal years, common shares underlying the Notes were also potentially dilutive. Potentially dilutive securities are excluded from the calculation of diluted EPS in the event they are subject to performance conditions that have not yet been achieved as of the reporting date or if they would otherwise be antidilutive. Diluted EPS considers the impact of potentially dilutive securities except in periods in which there is a net loss; in such cases the inclusion of the potential common shares would have an antidilutive effect. See Note 10. “Net Earnings (Loss) per Share” for EPS calculations for the years ended March 31, 2026, 2025 and 2024.

Weighted average outstanding shares includes awards that have not yet vested and are not yet legally outstanding, but for which all vesting criteria other than the passage of time have been satisfied. For example, this includes RSUs granted to retirement-eligible employees that are not subject to continued service requirements but have not yet vested.

Legal Contingencies

We are party to various claims and legal proceedings that arise in the normal course of business. We record an accrual for legal contingencies when we determine it is probable we have incurred a liability and can reasonably estimate the amount of the loss.

See Note 13. “Commitments and Contingencies” for further information.

Purchase Accounting for Acquisitions

We account for all business combinations in which we obtain control over another entity using the acquisition method of accounting, which requires most assets (both tangible and intangible) and liabilities to be recorded at fair value at the date of acquisition. The excess of the purchase price over the fair value of identifiable acquired assets less liabilities is recognized as goodwill. We determine fair value using widely accepted income and market valuation techniques, which rely heavily on Level 3 inputs. These types of analyses require us to make assumptions and estimates regarding industry and economic factors, the profitability of future business strategies, discount rates and cash flows. For all material acquisitions, we engage external valuation specialists to aid management in preparing fair value models. Certain adjustments to the assessed fair values of acquired assets or liabilities made subsequent to the acquisition date, but within a measurement period not to exceed one year, are recorded as adjustments to goodwill. Any adjustments subsequent to the measurement period are recorded within earnings. We expense acquisition-related costs, such as legal and advisory fees, as incurred in general, and administrative expenses in the Consolidated Statements of Operations.

Results of operations of acquired companies are included in our Consolidated Financial Statements from the date of the acquisition forward. If actual results are not consistent with our assumptions and estimates, or if our assumptions and estimates change due to new information, we may be exposed to losses. We did not acquire any businesses in fiscal year 2026 or 2025. In the year ended March 31, 2024, we acquired businesses for total net purchase prices of $87,187.

See Note 4. “Significant Transactions” for further information.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates are based on management’s judgment regarding future events and circumstances, the outcomes of which are inherently uncertain. Actual results may differ from those estimates.

We have evaluated the estimates used in preparing the consolidated financial statements and identified the following areas for which there is a reasonable possibility that estimates could be materially affected in the near term:

●	Estimates regarding the recoverability of deferred tax assets and estimates regarding cash needs and associated indefinite reinvestment assertions.
●

Estimates regarding future financial performance and other assumptions used in fair value measurements for goodwill and intangible asset impairment testing, which could result in future impairment losses.

●	Estimates of the net realizable value of inventory and accounts receivable.

We do not believe that there are any significant risks that have not already been disclosed in the accompanying Consolidated Financial Statements.

Recently Adopted Accounting Pronouncements

For the year ended March 31, 2026, we adopted Accounting Standards Update (“ASU”) 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires public business entities to provide enhanced disclosures related to the reconciliation of the effective tax rate to the statutory federal, state, and foreign income tax rates, including disaggregation of individual reconciling items when their impact exceeds specified quantitative thresholds. The ASU also requires disaggregated disclosure of income taxes paid (net of refunds received) by federal, state, and foreign jurisdictions, and further disaggregation for specific jurisdictions when amounts exceed defined thresholds. In addition, certain reconciling items must be disaggregated based on their nature, determined by reference to the item’s fundamental characteristics, including the underlying transaction or event that gave rise to the reconciling item and the activity with which it is associated. ASU 2023‑09 eliminates the previous requirement to disclose information about unrecognized tax benefits that have a reasonable possibility of significantly increasing or decreasing within the 12 months following the reporting date. We adopted ASU 2023-09 on a prospective basis, which resulted in the new disclosure requirements presented in Note 12, Income Taxes.

Recently Issued Accounting Pronouncements

In  November 2024, the FASB issued ASU 2024-03, "Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses." ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after  December 15, 2026 (our fiscal year 2028 for annual periods) and interim periods within fiscal years beginning after  December 15, 2027 (our fiscal year 2029 for interim periods), with early adoption and prospective or retrospective application permitted. We intend to adopt the standard on a prospective basis and are currently assessing the effect the adoption will have on our consolidated financial statement disclosures.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. ASU 2025-06 modernizes accounting for costs incurred in the development of internal-use software by eliminating the requirement to evaluate distinct development stages. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. ASU 2025-06 permits prospective, retrospective or modified retrospective adoption. Early adoption is permitted as of the beginning of an entity's annual reporting period. We intend to early adopt ASU 2025-06 prospectively for our fiscal year beginning April 1, 2026, including interim periods. We do not expect the guidance to have a material impact on our consolidated financial statements or related disclosures

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described above, they are either not applicable to us or are not expected to have a significant impact on our consolidated financial statements.

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

We also offer maintenance, calibration and testing service contracts.

We disclose revenues consistently with how management evaluates the business, i.e., based on business unit and the nature of goods and services provided.

The following tables present disaggregated revenues from contracts with customers for the years ended March 31, 2026, 2025 and 2024:

	Year Ended March 31, 2026
	Sterilization and Disinfection Control (1)	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Consumables	$90,521	$16,869	$2,737	$35,815	$145,942
Hardware and Software	505	19,170	32,479	5,296	57,450
Services	10,541	12,587	18,335	4,275	45,738
Total revenues	$101,567	$48,626	$53,551	$45,386	$249,130

	Year Ended March 31, 2025
	Sterilization and Disinfection Control (1)	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Consumables	$82,736	$17,287	$3,039	$35,672	$138,734
Hardware and Software	496	19,649	31,827	7,689	59,661
Services	10,186	11,794	16,883	3,720	42,583
Total revenues	$93,418	$48,730	$51,749	$47,081	$240,978

	Year Ended March 31, 2024
	Sterilization and Disinfection Control(1)	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Consumables	$65,459	$17,086	$2,345	$36,086	$120,976
Hardware and Software	549	12,993	30,024	12,254	55,820
Services	9,116	10,633	15,394	4,248	39,391
Total revenues	$75,124	$40,712	$47,763	$52,588	$216,187

(1)	Revenues of $9,289 from GKE are included in the Sterilization and Disinfection Control division during the year ended March 31, 2024 and represent sales of consumables made beginning from the acquisition date.

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

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2025	$14,803
Prior year liabilities recognized in revenues during the year ended March 31, 2026	(10,155)
Contract liabilities added during the year ended March 31, 2026, net of revenues recognized	10,075
Contract liabilities balance as of March 31, 2026	$14,723

Note 3. Fair Value Measurements

Our financial instruments generally consist of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable and debt. Due to their short-term nature, the carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value; they are classified within Level 1 of the fair value hierarchy.

The financial instruments that subject us to the highest concentrations of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of  March 31, 2026.

The carrying amounts of our Credit Facility on the Consolidated Balance Sheets approximate fair value due to the variable interest rate pricing on the debt, with the principal balances bearing an interest rate approximating current market rates.

On  August 15, 2025, our outstanding 1.375% convertible notes matured. No balances remained outstanding related to the Notes as of March 31, 2026. See Note 8. "Indebtedness" for further information. While outstanding, we estimated the fair value of the Notes using Level 2 inputs based on the last actively traded price or observable market input preceding the end of the reporting period. The fair value of the Notes was approximately correlated to our stock price.

	March 31, 2025
	Carrying Value	Fair Value (Level 2)
Notes	$97,297	$95,063

There were no nonrecurring fair value adjustments or transfers between the levels of the fair value hierarchy during the fiscal years ended March 31, 2026 and 2025.

Note 4. Significant Transactions

Acquisition of GKE, Fiscal year 2024

We acquired 100% of the outstanding shares of GKE GmbH and SAL GmbH effective  October 16, 2023, and effective  December 31, 2023, we acquired 100% of the outstanding shares of Beijing GKE Science & Technology Co. Ltd.

GKE develops, manufactures and sells a portfolio of chemical sterilization indicators, biologics and process challenge devices to support sterility validation and protect patient safety across global healthcare markets. GKE is included in our Sterilization and Disinfection Control ("SDC") division. GKE's strengths in chemical indicators complement SDC's portfolio of biological indicators, as chemical and biological indicators may be used in the same sterility validation workflows. Additionally, GKE’s healthcare-focused commercial capabilities in Europe and APAC expand our reach in those markets.

We finalized our purchase price accounting of GKE during fiscal year 2024. Total cash consideration for the GKE acquisition was $87,187, net of cash acquired and financial liabilities assumed and inclusive of working capital adjustments. We funded the acquisition through a combination of cash on hand and a total of $71,000 borrowed under our line of credit.

During fiscal year 2026, we paid the GKE sellers $9,555 to settle an acquisition-related holdback.

GKE's operations contributed $9,289 to revenues and $1,046 of net income (including $2,271 of non-cash amortization expense related to acquired intangible assets and $1,229 of non-cash inventory step up expense) to our consolidated results during the twelve months ended  March 31, 2024.

Supplemental unaudited pro-forma information

Combined revenues from Mesa and GKE for fiscal year 2024 would have been approximately $229,260 had the GKE acquisition occurred at the beginning of the earliest period presented, on April 1, 2023.

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

Note 5. Leases

We have operating leases for buildings and office equipment used in manufacturing and distribution, engineering, research and development, sales and marketing, and administration activities. The following table presents the lease balances within the Consolidated Balance Sheets related to our operating leases:

Lease Assets and Liabilities	Balance Sheet Location	March 31, 2026	March 31, 2025
Operating lease ROU asset	Other assets	$17,500	$16,382
Current operating lease liabilities	Other accrued expenses	3,687	3,523
Noncurrent operating lease liabilities	Other noncurrent liabilities	13,662	12,380

The components of lease costs, the weighted average remaining lease term and the weighted average discount rate were as follows:

	Year Ended March 31,
	2026	2025	2024
Operating lease expense	$4,990	$4,025	$3,453
Variable lease expense	1,781	1,316	1,039
Short term lease expense	388	571	423
Total lease expense	$7,159	$5,912	$4,915
Weighted average remaining lease term in years	7.6	6.8	4.6
Weighted average discount rate	6.7%	6.2%	4.1%

Supplemental cash flow information related to leases was as follows:

	Year Ended March 31,
	2026	2025	2024
Cash paid for amounts included in the measurements of lease liabilities	$5,041	$4,534	$3,392
Operating lease assets obtained in exchange for operating lease liabilities	4,151	9,863	4,265

As of March 31, 2026 maturities of lease liabilities are as follows for future years ending March 31:

2027	$4,732
2028	1,702
2029	2,385
2030	2,284
2031	2,269
Thereafter	9,125
Future value of lease liabilities	22,497
Less: imputed interest	(5,148)
Present value of lease liabilities	$17,349

Note 6. Goodwill and Intangible Assets, Net

Goodwill

Goodwill arises from the excess purchase price of acquired businesses over the fair value of acquired tangible and intangible assets, less assumed liabilities. Changes in the carrying amount of goodwill were as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
March 31, 2024	$79,430	$46,515	$37,211	$16,940	$180,096
Effect of foreign currency translation	(22)	1,696	2	(12)	1,664
March 31, 2025	$79,408	$48,211	$37,213	$16,928	$181,760
Effect of foreign currency translation	3,402	1,455	53	193	5,103
March 31, 2026	$82,810	$49,666	$37,266	$17,123	$186,863

Finite-Lived Intangible Assets

Intangible assets other than goodwill consisted of the following:

	March 31, 2026			March 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$188,192	$(124,981)	$63,211	$190,069	$(117,189)	$72,880
Other intangibles	60,308	(40,172)	20,136	61,192	(37,197)	23,995
Total finite-lived intangible assets	$248,500	$(165,153)	$83,347	$251,261	$(154,386)	$96,875

Amortization expense for intangible assets was as follows:

	Year Ended March 31,
	2026	2025	2024
Amortization in cost of revenues	$2,803	$2,641	$6,052
Amortization in general and administrative	15,214	16,504	21,289
Total	$18,017	$19,145	$27,341

The range of useful lives and weighted-average remaining useful lives of amortizable intangible assets as of March 31, 2026 were as follows:

	Approx. Est. Useful	Weighted Avg.
	Life	Remaining Life
Description	(Years)	(Years)
Customer Relationships	5 - 12	6.6
Other Intangibles	7 - 12	5.0

Estimated future amortization expense for the fiscal years ending March 31 is presented below, based on foreign currency exchange rates in effect as of March 31, 2026:

Fiscal Year	Amortization Expense
2027	$17,182
2028	16,553
2029	15,993
2030	11,316
2031	4,854

During fiscal year 2024, we recorded goodwill impairment losses totaling $156,892, consisting of $118,741 in our Clinical Genomics division and $38,151 in our Biopharmaceutical Development division. In addition, we recorded impairments of other intangible assets in our Clinical Genomics division totaling $117,641. These impairment losses were primarily driven by increases in the weighted average cost of capital, which reduced the estimated fair value of the related businesses, as well as downward revisions to expected future financial performance during fiscal year 2024.

Note 7. Supplemental Information

Inventories consisted of the following:

	March 31, 2026	March 31, 2025
Raw materials	$14,873	$14,775
Work in process	925	560
Finished goods	10,575	10,030
Total inventories	$26,373	$25,365

Prepaid expenses and other consisted of the following:

	March 31, 2026	March 31, 2025
Prepaid expenses	$2,785	$2,364
Deposits	1,644	1,752
Prepaid income taxes	819	1,040
Other current assets	3,620	2,873
Total prepaid expenses and other	$8,868	$8,029

Property, plant and equipment consisted of the following:

	March 31, 2026	March 31, 2025
Land	$889	$889
Buildings and building improvements	23,368	23,280
Manufacturing equipment	23,424	22,694
Computer equipment	3,658	3,093
Other	7,922	7,188
Construction in progress	1,467	1,610
Gross total	60,728	58,754
Accumulated depreciation	(30,115)	(26,421)
Total property, plant and equipment, net	$30,613	$32,333

Depreciation expense was as follows:

	Year Ended March 31,
	2026	2025	2024
Depreciation expense in cost of revenues	$3,113	$3,160	$3,031
Depreciation expense in operating expense	2,141	2,222	1,202
Total depreciation expense	$5,254	$5,382	$4,233

Accrued payroll and benefits consisted of the following:

	March 31, 2026	March 31, 2025
Bonus payable	$10,509	$10,891
Wages and paid-time-off payable	3,333	3,672
Payroll related taxes	2,317	2,475
Severance	2,294	273
Other benefits payable	553	547
Total accrued payroll and benefits	$19,006	$17,858

Other accrued expenses consisted of the following:

	March 31, 2026	March 31, 2025
Accrued business taxes	$6,950	$5,996
Current operating lease liabilities	3,687	3,523
Income taxes payable	4,745	2,157
GKE acquisition holdback	-	9,315
Other	2,234	3,610
Total other accrued expenses	$17,616	$24,601

Note 8. Indebtedness

Credit Facility

Our secured credit agreement matures in  April 2029 and includes:

(i)	A revolving credit facility with an aggregate principal amount of up to $125,000 (the "Revolver"),
(ii)	A term loan with a maximum principal amount of $75,000, which is subject to escalating quarterly principal payments (the "Term Loan"),
(iii)	A swingline loan with an aggregate principal amount not exceeding $5,000, and,
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

The weighted average interest rate on borrowings under the Credit Facility as of March 31, 2026 was 5.9%.

The financial covenants in the Credit Facility include a maximum leverage ratio of 4.00 to 1.00 on each of the quarterly testing dates between  March 31, 2025 and  March 31, 2026 and 3.5 to 1.0 on each testing date thereafter. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  March 31, 2026, we were in compliance with all required covenants under the terms of the Credit Facility.

Term Loan

We are required to make quarterly principal payments on the Term Loan. During the year ended March 31, 2026, we made required principal payments on the Term Loan of $3,750. For the fiscal years ending March 31, required future principal debt payments on the Term Loan are as follows:

Fiscal Year	Amount
2027	$5,625
2028	5,625
2029	7,500
2030	48,750
Total principal remaining	$67,500

Unamortized debt issuance costs related to the Term Loan are reflected as a discount to the debt’s carrying value in our Consolidated Balance Sheets and are being amortized to interest expense through maturity. The net carrying amount of the Term Loan was as follows:

	March 31,2026	March 31, 2025
Term Loan (5.9% and 7.2% as of March 31, 2026 and 2025, respectively)	$67,500	$71,250
Less: debt issuance costs	(518)	(598)
Less: current portion	(5,625)	(3,750)
Noncurrent portion	$61,357	$66,902

Revolver

As of  March 31, 2026, the outstanding balance under our Revolver was $84,500, and $40,500 was available for borrowing.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio. We incurred unused commitment fees of $157 and $269 for the years ended March 31, 2026, and March 31, 2025, respectively.

The balance of unamortized customary lender fees related to the Revolver was $1,018 and $1,203 as of March 31, 2026 and 2025, respectively. The lender fees are being amortized to interest expense through maturity.

Convertible Notes

On  August 12, 2019, we issued an aggregate principal amount of $172,500 of Notes bearing interest at a rate of 1.375%. Debt issuance costs related to the Notes, consisting of $2,925 of commissions payable to the initial purchasers and $152 of third-party offering costs, were recorded as a reduction to the carrying amount of the Notes and amortized to interest expense over the life of the Notes.

During fiscal year 2025, we repurchased $75,000 principal amount of the Notes in privately negotiated transactions, which resulted in the recognition of a gain on extinguishment of $2,887 recorded in other income for the year ended March 31, 2025.

The Notes matured on August 15, 2025. Upon maturity, we settled the remaining aggregate principal balance of $97,500, as well as $670 of accrued interest, in cash by drawing $97,000 under our Revolver and using $1,170 of cash on hand.

The historical net carrying amount of the Notes was as follows:

March 31, 2025
Principal outstanding	$97,500
Unamortized debt issuance costs	(203)
Net carrying value	$97,297

We recognized interest expense on the Notes as follows:

	Year Ended March 31,
	2026	2025	2024
Coupon interest expense at 1.375%	$503	$1,372	$2,372
Amortization of debt issuance costs	203	546	926
Total interest on the Notes	$706	$1,918	$3,298

Note 9. Stock Transactions and Stock-Based Compensation

(dollars and shares in thousands, except per share values)

Stock-Based Compensation

On August 22, 2025, our shareholders approved an amendment to the 2021 Equity Plan that increased the number of shares authorized for issuance from 660 shares to 1,156 shares, an increase of 496 shares. There were 537 shares available for future grants under the 2021 Equity Plan as of March 31, 2026.

Stock-based compensation expense recognized in the Consolidated Financial Statements was as follows:

	Year Ended March 31,
	2026	2025	2024
Stock-based compensation expense	$17,868	$13,142	$11,936
Amount of income tax expense recognized in earnings	2,616	2,068	2,718
Stock-based compensation expense, net of tax	$20,484	$15,210	$14,654

Time-Based Restricted Stock Units (RSUs)

RSU activity under the 2021 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Time-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Nonvested at March 31, 2025	145	$106.54	$17,197
Awards granted	122	90.91
Awards forfeited or expired	(15)	97.38
Awards distributed	(65)	117.13	5,808
Nonvested as of March 31, 2026	187	$93.39	$16,503
Expected to vest	165	$93.13	$14,558

For the years ended March 31, 2025 and 2024, the weighted average fair values per RSU granted was $94.30 and $133.30, respectively. Unrecognized stock-based compensation expense for RSUs that we have determined are probable of vesting was $6,749 as of March 31, 2026 and is expected to be recognized over a weighted average period of 1.9 years.

The following table summarizes RSU valuation information:

	Year Ended March 31,
	2026	2025	2024
Fair value of awards vested	$7,575	$6,173	$5,881
Intrinsic value of awards vested	$5,808	$3,928	$3,658
Weighted average fair value of awards granted, per share	$90.91	$94.30	$133.30

Performance-Based Restricted Stock Units (PSUs)

We grant performance-based RSUs to certain key employees. Vesting of the awards is contingent upon meeting certain service conditions, as well as meeting certain performance and/or market conditions.

PSU activity under the 2021 Equity Plan was as follows (shares and dollars in thousands, except per-share data):

	Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Aggregate Intrinsic Value
Nonvested at March 31, 2025	85	$166.31	$10,101
Awards granted	44	99.56
Performance adjustment(1)	(3)	132.29
Awards forfeited or expired	-	-
Awards distributed	(16)	265.32	1,336
Nonvested as of March 31, 2026	110	$126.18	$9,966
Expected to vest	101	$128.47	$8,970

(1)

During fiscal year 2026, the performance period for the market-based portion of PSUs granted in fiscal 2024 concluded. Based on actual performance during the performance period, 13 of these PSUs are expected to vest, net of estimated forfeitures.

For the years ended March 31, 2025 and 2024, the average fair value per PSU granted was $102.57 and $132.29, respectively. Unrecognized stock-based compensation expense for PSUs that we have determined probable of vesting was $2,200 as of March 31, 2026 and is expected to be recognized over a weighted average period of 1.8 years. The total fair value of PSUs vested was $4,289 and $3,492 during the years ended March 31, 2026 and 2025, respectively. There were no PSUs vested or distributed during the fiscal year 2024.

During the year ended March 31, 2026, the Compensation Committee of the Board of Directors created a plan to award 44 PSUs at target (“the FY26 PSUs”) to eligible employees. The FY26 PSUs are subject to market-based performance conditions measured relative to a selected peer index and service conditions. The market performance measurement period and service period is from  June 15, 2025 through  June 15, 2028. The number of shares that will be earned is based on market performance and will range from 0% to 200% of the target number of shares. If defined minimum targets are not met, no shares will vest.

In October 2021, the Compensation Committee of the Board of Directors granted a special long-term equity award consisting of performance stock units subject to both performance and service conditions to our former CEO. Based on actual achievement of the performance metrics as of the performance period ended March 31, 2024, 23 shares were distributed in fiscal years 2026 and 2025. The remaining 12 shares will vest on  October 27, 2026. The unamortized expense associated with the remaining awards was recorded in full in fiscal year 2026 in conjunction with our former CEO’s departure.

Stock Options

During the years ended March 31, 2026 and 2025 there were no options granted. We used the Black-Scholes option-pricing model to estimate the fair value of stock option awards granted in the year ended March 31, 2024. Our weighted‑average assumptions included an expected life of 3.52 years, expected volatility of 37.8%, a risk‑free interest rate of 4.16%, and an expected dividend yield of 0.07%. The weighted‑average Black-Scholes grant date fair value per option granted in fiscal 2024 was $42.76.

Stock option activity was as follows (shares and dollars in thousands, except per-share data):

	Stock Options
	Shares Subject to Options	Weighted- Average Exercise Price per Share	Weighted-Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding as of March 31, 2025	155	$192.92	2.7	$52
Awards granted	-	-		-
Awards forfeited or expired	(23)	202.30		-
Awards exercised or distributed	-	-		-
Outstanding as of March 31, 2026	132	$191.22	1.7	$-
Exercisable awards as of March, 31, 2026	117	$199.04	1.5	$-
Exercisable awards and awards expected to vest, March 31, 2026	131	$191.35	1.7	$-

The total intrinsic value of stock options exercised was $24 during each of the years ended March 31, 2025 and 2024. Unrecognized stock-based compensation expense for stock options expected to vest as of  March 31, 2026 was $104 and is expected to be recognized over a weighted average period of 0.5 years. The total fair value of options vested was zero, $2,168, and $2,749 during the years ended March 31, 2026, 2025 and 2024, respectively.

Repurchases and Treasury Stock

In November 2005, our Board of Directors approved a program to repurchase up to 300 shares of our outstanding common stock. Under the program, shares of common stock may be purchased from time to time in the open market at prevailing prices or in negotiated transactions off the market. Shares of common stock repurchased will be cancelled and repurchases of shares of common stock will be funded through existing cash reserves. There were no repurchases of our shares of common stock under this plan during the years ended March 31, 2026, 2025 or 2024. As of March 31, 2026, we have repurchased 162 shares under this plan.

Under applicable law, Colorado corporations are not permitted to retain treasury stock. The price paid for repurchased shares is allocated between common stock and retained earnings based on management’s estimate of the original sales price of the underlying shares.

CEO Transition and Retention Awards

On March 9, 2026, we announced the departure of our former CEO. As a result, we recognized approximately $3,700 of incremental stock‑based compensation expense in March 2026, consisting of accelerated recognition of previously unrecognized expense for awards that were no longer subject to service conditions, partially offset by forfeitures.

In connection with the CEO departure, we granted retention RSUs to certain key executives during fiscal year 2026. These awards are subject to service conditions and will vest in equal installments on the first, second and third anniversaries of the grant date. The effects of our former CEO's departure and the retention awards are reflected in the tables above.

Subsequent to our fiscal year end, we awarded our new CEO a sign-on equity award consisting of 35 RSUs. The total grant-date fair value of the award was approximately $3,000. The award is subject to service conditions and will vest evenly on the first, second and third anniversaries of the grant date.

Note 10. Net Earnings (Loss) Per Share

(dollars and shares in thousands, except per share values)

The following table presents a reconciliation of the denominators used in the computation of basic and diluted net (loss) earnings per share:

	Year Ended March 31,
	2026	2025	2024
Net earnings (loss) available for shareholders	$6,712	$(1,974)	$(254,246)
Weighted average outstanding shares of common stock(1)	5,514	5,421	5,386
Dilutive effect of stock options	-	-	-
Dilutive effect of unvested stock awards	51	-	-
Fully diluted shares	5,565	5,421	5,386

Basic earnings (loss) per share	$1.22	$(0.36)	$(47.20)
Diluted earnings (loss) per share	$1.21	$(0.36)	$(47.20)

(1)	Weighted average outstanding shares includes awards that have not yet vested and are not yet legally outstanding, but for which all vesting criteria other than the passage of time have been satisfied. For example, this includes unvested RSUs granted to retirement-eligible employees and certain awards granted to our former CEO that are not subject to continued service or other performance requirements.

The following contingently issuable stock awards were excluded from the calculation of diluted EPS as their inclusion would be anti-dilutive:

	Year Ended March 31,
	2026	2025	2024
Assumed conversion of convertible debt	128	351	608
Stock awards that were anti-dilutive	206	386	268
Total stock awards excluded from diluted EPS	334	737	876

Stock awards are potentially dilutive securities and as such are excluded from the calculation of diluted EPS if their inclusion would be antidilutive, or if achievement of performance-based thresholds as of our reporting date would not result in the awards vesting. Shares underlying the Notes were also potentially dilutive until maturity on August 15, 2025; however, these shares have been excluded from the diluted EPS calculation for the years ended  March 31, 2026, 2025 and 2024 as the impact of the assumed conversion of the Notes calculated under the if-converted method was anti-dilutive in each period.

Note 11. Employee Benefit Plans

We adopted the Mesa Laboratories, Inc. 401(k) Retirement Plan effective January 1, 2000. Under this plan, we match 100% of the first 4% of eligible pay contributed by each eligible employee, and contributions vest immediately. Participation is voluntary, and employees are eligible on the first day of the month following their start date. Our contributions to the Mesa Laboratories, Inc. 401(k) retirement plan were $1,711, $1,645 and $2,078 during the years ended March 31, 2026, 2025 and 2024, respectively.

Note 12. Income Taxes

Provision for Income Taxes

Earnings (loss) before income taxes was as follows:

	Year Ended March 31,
	2026	2025	2024
Domestic	$6,856	$12,615	$(233,853)
Foreign	5,158	(6,654)	(41,795)
Total earnings (loss) before income taxes	$12,014	$5,961	$(275,648)

The components of our provision for income taxes were as follows:

	Year Ended March 31,
	2026	2025	2024
Current tax provision:
U.S. Federal	$753	$3,994	$3,002
U.S. State	502	1,212	1,678
Foreign	5,328	2,790	2,330
Total current tax expense	6,583	7,996	7,010
Deferred tax provision:
U.S. Federal	1,450	63	(20,387)
U.S. State	443	13	(1,853)
Foreign	(3,174)	(137)	(6,172)
Total deferred tax (benefit)	(1,281)	(61)	(28,412)
Total income tax expense (benefit)	$5,302	$7,935	$(21,402)

The reconciliation of the U.S. federal statutory rate of 21% to the effective income tax rate for the year ended March 31, 2026, following the adoption of ASU 2023-09 is as follows:

	Year Ended March 31,
	2026
	Amount	%
Earnings Before Income Taxes	$12,014
U.S. Federal Statutory Tax Rate	2,523	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effect(1)	746	6.2%
Foreign Tax Effects:
Germany:
Federal statutory rate difference	(492)	(4.1% )
Surcharge/trade tax charge	2,022	16.8%
Deferred tax rate change	(304)	(2.5% )
Changes in valuation allowance	(171)	(1.4% )
Other	65	0.5%
Other foreign jurisdictions	10	0.1%
Effect of Changes in Tax Laws or Rates Enacted in the Current Period	-	-%
Effect of Cross-Border Tax Laws:
GILTI	375	3.1%
Subpart F Income	259	2.2%
Other	48	0.4%
Changes in valuation allowance	(2,259)	(18.8% )
Tax Credits	(580)	(4.8% )
Nontaxable or Nondeductible Items:
Compensation adjustments	2,808	23.4%
Changes in Unrecognized Tax Benefits	-	-%
Other Adjustments:
Deferred charges on intercompany profit	139	1.2%
Other	113	0.9%
Effective Tax Rate	$5,302	44.1%

(1)	State income taxes in Montana, Maryland and Minnesota comprised the majority (greater than 50%) of the tax effect in this category.

The reconciliation of the U.S. federal statutory rate of 21% to the effective income tax rate for the years ended March 31, 2025 and 2024, prior to the adoption of ASU 2023-09 is as follows:

	Year Ended March 31,
	2025		2024
	Amount	%	Amount	%
Earnings (loss) before income taxes	$5,961		$(275,648)
Federal income taxes at statutory rates	1,251	21.0%	(57,886)	21.0%
State income taxes, net of federal benefit	317	5.3%	(2,508)	0.9%
Compensation adjustments	2,283	38.3%	2,738	(1.0% )
Research and development credit	(1,054)	(17.7% )	(1,093)	0.4%
Return to provision adjustment	516	8.7%	(182)	0.1%
Subpart F, GILTI, & FDII	(484)	(8.1% )	(412)	0.1%
Foreign rate differential	2,047	34.3%	(566)	0.2%
Permanent difference	47	0.8%	479	(0.2% )
Goodwill impairment	-	-%	32,594	(11.8% )
Valuation allowance	3,019	50.6%	5,398	(2.0% )
Other	(7)	(0.1% )	36	-%
Total income tax expense (benefit)	$7,935	133.1%	$(21,402)	7.8%
Effective income tax rate	133.12%		7.76%

Cash Paid for Income Taxes

We made income tax payments, net of refunds received, during the year ended March 31, 2026 as follows:

Year ended March 31, 2026
Federal	$-
State:
Montana	97
U.S. States, Other	633
Foreign:
Germany	430
France	477
China	233
Income taxes paid, net of amounts refunded	$1,870

For fiscal year 2026, Montana, Germany, France and China cash taxes paid equaled or exceeded 5% of total income taxes paid. No other jurisdiction comprised 5% or more of total income taxes paid.

Deferred Tax Assets and Liabilities

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets (liabilities) were as follows:

	2026	2025
Deferred tax assets:
Capitalized research expenditures	$4,041	$8,148
Income tax credits	2,618	2,774
Allowances and reserves	3,317	2,687
Stock compensation deductible differences	1,890	1,632
Operating lease liabilities	1,972	1,860
Inventories	1,058	1,153
Net operating loss carryforwards	3,660	3,219
Other temporary differences	615	265
Net deferred tax assets, gross	19,171	21,738
Valuation allowance	(6,408)	(8,999)
Net deferred tax assets, net	12,763	12,739
Deferred tax liabilities:
Operating lease right-of-use assets	(2,051)	(1,843)
Goodwill and intangible assets	(25,275)	(26,854)
Property, plant and equipment	(2,268)	(2,273)
Other temporary differences	(1,753)	(579)
Total deferred tax liabilities	(31,347)	(31,549)
Net deferred tax assets/(liabilities)	(18,584)	(18,810)

Valuation Allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. In evaluating the need for a valuation allowance, management takes into account various factors, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, and results of recent operations. Based on this evaluation, we have concluded that a valuation allowance is necessary on our U.S. and certain German operations and we do not expect to fully realize our deferred tax assets as of March 31, 2026.

The following table summarizes the changes in our valuation allowance for deferred tax assets:

	Year Ended March 31,
	2026	2025
Beginning balance	$8,999	$5,975
(Reductions) Additions charged to income tax expense and other accounts	(2,648)	3,657
Deductions from reserves	-	(637)
Cumulative translation adjustment	57	4
Ending balance	$6,408	$8,999

Net Operating Loss Credit and Carryforwards

As of March 31, 2026, we had U.S. and Foreign net operating loss (“NOL”) carryforwards consisting of the following:

	March 31, 2026	Expiration Date
Pre-2018 federal NOL carryforwards	$-	N/A
Post-2018 federal NOL carryforwards	-	Indefinite
State NOL carryforwards	9,690	March 31, 2035
Foreign NOL carryforwards	13,846	Indefinite

As of March 31, 2026, we had U.S. tax credit carryforwards consisting of the following:

	March 31, 2026	Expiration Date
Federal research tax credit carryforwards	$-	N/A
State research tax credits carryforwards	3,295	March 31, 2039
Federal foreign tax credit carryforwards	15	March 31, 2037

Undistributed earnings in foreign subsidiaries

For the year ended March 31, 2026, provisions have not been made for income taxes on undistributed earnings that were deemed permanently reinvested in foreign subsidiaries at March 31, 2026. Determination of the amount of unrecognized deferred income tax liabilities on these earnings is not practicable because such liability, if any, depends on certain circumstances existing if and when remittance occurs. A deferred tax liability will be recognized if and when we no longer plan to permanently reinvest these undistributed earnings.

Uncertain Tax Positions

As of March 31, 2026, we had no gross unrecognized tax benefits. We recognize any interest and penalties accrued on uncertain income tax positions in other expense and general and administrative expense, respectively. Interest and penalties included in other long-term liabilities on our accompanying Consolidated Balance Sheets were $0 for each of the years ended March 31, 2026, 2025 and 2024. We do not expect a material change in unrecognized tax benefits or interest in the next 12 months.

Income Tax Examinations

We file income tax returns in the U.S. various states and foreign jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world. The tax year ended March 31, 2024 for Mesa Laboratories, Inc. is under review by the U.S. Internal Revenue Service.

The following tax years remain subject to examination:

Significant Jurisdictions	Open Years
U.S. Federal	2022-2024
Montana	2022-2024
U.S. States, Other	2021-2024
Foreign	2019-2024

Note 13. Commitments and Contingencies

We are party to various legal proceedings arising in the ordinary course of business.

During fiscal 2026, a civil complaint was filed against Mesa in the United States District Court for the Northern District of Ohio alleging, among other things, misappropriation of trade secrets and tortious interference with a contract in connection with the departure of a former executive of a third party and that individual’s subsequent employment with Mesa. The complaint seeks injunctive relief, monetary damages, attorneys’ fees, and other remedies. Mesa denies the allegations and intends to vigorously defend itself. Due to the early stage of the proceedings, we are unable to predict the outcome of this matter or reasonably estimate the amount of any potential loss, if any. While it is reasonably possible that the resolution of this matter could result in a loss to Mesa, which may be material, we have not recorded an accrual as of March 31, 2026, as any such loss cannot be reasonably estimated at this time.

Other than as described above, as of March 31, 2026, we are not party to any legal proceeding that management believes could have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

Note 14. Segment Data

Segment information is prepared on the same basis that our chief operating decision maker, our CEO, uses to assess performance, allocate resources, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. Our CODM regularly reviews segment-level U.S. GAAP revenues and gross profit relative to forecasted and prior period amounts, as well as non-GAAP adjusted operating expense compared to budgeted amounts. Our CODM also reviews non-GAAP organic revenues growth and non-GAAP adjusted operating income to support strategic planning and resource development. The accounting policies of our operating segments are the same as those described in Note 1. "Description of Business and Summary of Significant Accounting Policies.

Effective April 13, 2026, Dr. Siddhartha Kadia began his tenure as Mesa’s CEO and CODM. The presentation of segment information below is consistent with the manner in which our segments were evaluated and operated throughout fiscal year 2026.

The following tables set forth our segment information:

	Sterilization and Disinfection Control (d)	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Corporate and Other (e)	Total Company
Year Ended March 31, 2026
Revenues (a)	$101,567	$48,626	$53,551	$45,386	$-	$249,130
Less:
Depreciation in cost of revenues	1,779	308	448	578	-	3,113
Amortization in cost of revenues	526	1,512	-	765	-	2,803
Other cost of revenues (b)	27,555	18,253	21,121	18,015	-	84,944
Total segment cost of revenues	29,860	20,073	21,569	19,358	-	90,860
Gross Profit (c)	$71,707	$28,553	$31,982	$26,028	$-	$158,270

Reconciling items:
Operating expense						$139,759
Operating income						18,511
Nonoperating expense, net						6,497
Earnings before income taxes						$12,014

Year Ended March 31, 2025
Revenues (a)	$93,418	$48,730	$51,749	$47,081	$-	$240,978
Less:
Depreciation in cost of revenues	1,419	224	837	680	-	3,160
Amortization in cost of revenues	503	1,373	-	765	-	2,641
Non-cash GKE inventory step-up amortization	1,232	-	-	-	-	1,232
Other cost of revenues (b)	25,604	17,220	20,275	19,966	10	83,075
Total segment cost of revenues	28,758	18,817	21,112	21,411	10	90,108
Gross Profit (c)	$64,660	$29,913	$30,637	$25,670	$(10)	$150,870

Reconciling items:
Operating expense						$134,534
Operating income						16,336
Nonoperating expense, net						10,375
Earnings before income taxes						$5,961

Year Ended March 31, 2024
Revenues (a)	$75,124	$40,712	$47,763	$52,588	$-	$216,187
Less:
Depreciation in cost of revenues	1,204	224	666	937	-	3,031
Amortization in cost of revenues	266	1,338	-	4,448	-	6,052
Non-cash GKE inventory step-up amortization	1,229	-	-	-	-	1,229
Other cost of revenues (b)	19,123	13,750	19,550	20,125	77	72,625
Total segment cost of revenues	21,822	15,312	20,216	25,510	77	82,937
Gross Profit (c)	$53,302	$25,400	$27,547	$27,078	$(77)	$133,250

Reconciling items:
Operating expense						$405,325
Operating (loss)						(272,075)
Nonoperating expense, net						3,573
(Loss) before income taxes						$(275,648)

(a)	Intersegment revenues are eliminated to arrive at consolidated totals. Revenues as presented are consistent with GAAP measurement principles and our CODM's review of segment information.
(b)	Other segment cost of revenues for each reportable segment includes product costs, personnel costs (including stock-based compensation), and other manufacturing and overhead costs necessary to produce and sell our products and services, excluding depreciation, amortization, and non-cash inventory step-up amortization expenses.
(c)	Gross profit as presented is consistent with GAAP measurement principles and our CODM's review of segment information.
(d)	Includes GKE results beginning upon acquisition in fiscal year 2024.
(e)	Unallocated corporate expenses and other business activities are reported within Corporate and Other. Certain depreciation expense classified reflected in Corporate and Other in fiscal years 2024 and 2023 has been recast to conform to current year presentation.

The following table sets forth inventories by reportable segment. Our CODM is not provided with any other segment asset information.

	March 31,	March 31,
	2026	2025
Sterilization and Disinfection Control	$5,943	$5,545
Biopharmaceutical Development	6,512	4,934
Calibration Solutions	5,603	5,110
Clinical Genomics	8,315	9,776
Total inventories	$26,373	$25,365

The following table sets forth a summary of long-lived assets by geographic area. Long-lived assets exclude goodwill and intangible assets acquired in a business combination, deferred tax assets and other non-tangible assets.

	March 31,	March 31,
	2026	2025
United States	$29,893	$29,200
Sweden	10,858	11,634
Germany	5,955	6,712
Other	1,213	1,169
Total long-lived assets	$47,919	$48,715

Revenues from external customers are attributed to individual countries based upon the location to which the product is shipped or exported, as follows:

	Year Ended March 31,
	2026	2025	2024
United States	$116,895	$116,615	$106,395
China	20,449	25,312	24,933
Other	111,786	99,051	84,859
Total revenues	$249,130	$240,978	$216,187

No customer accounts for 10% or more of our consolidated revenues. No foreign country exceeds 10% of total revenues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to reasonably ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Management evaluated the effectiveness of our internal control over financial reporting as of March 31, 2026, using the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2026.

Our CEO and CFO have certified that, based on their knowledge, our consolidated financial statements and other financial information included in this annual report, fairly present, in all material respects, our financial condition, results of operations and cash flows as of, and for, the periods presented in this annual report.

Baker Tilly LLP, the independent registered public accounting firm that audited our consolidated financial statements as of March 31, 2026 and for the year then ended, is appointed by the Audit Committee of our Board of Directors. Baker Tilly LLP has issued an unqualified opinion on our consolidated financial statements and has issued an attestation report on our internal control over financial reporting as of March 31, 2026 within Item 8. Financial Statements and Supplementary Data in this annual report.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the three months ended  March 31, 2026, none of our directors or officers entered into new or amended written plans for the purchase or sale of our securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference from the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2026.

Item 11. Executive Compensation

Incorporated by reference from the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2026.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information regarding options and rights outstanding under our equity compensation plans as of March 31, 2026. All options reflected are options to purchase common stock.

	(a) Number of Securities to be Issued upon Exercising of Outstanding Options and Rights (1)	(b) Weighted-Average Exercise Price of Outstanding Options and Rights (1)	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (2)
Equity Compensation Plan Approved by Security Holders	619,480	$191.22	536,520
Equity Compensation Plans Not Approved by Security Holders	None	N/A	None
Total	619,480	$191.22	536,520

1.

Includes shares issuable in connection with awards with performance conditions, which will be issued based on achievement of performance criteria associated with the awards, with the number of shares issuable dependent on our level of performance. We have accounted for the shares based on actual achievement, if known, or based on maximum possible achievement if performance and/or market conditions remain uncertain as of March 31, 2026. The weighted average exercise price in column (b) includes the weighted average exercise price of options only.

2.

Consists of 536,520 shares remaining available under the 2021 Equity Plan. Each share underlying a full value award such as restricted stock or performance shares count as one share used against the total number of securities authorized under the plan.

Additional information for this item is incorporated by reference from the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2026.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference from the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2026.

Item 14. Principal Accountant Fees and Services

Baker Tilly LLP, Los Angeles, California, PCAOB ID 23 is the Company's independent registered public accounting firm.

RSM US LLP, Los Angeles, California, PCAOB ID 49 was the Company's independent registered public accounting firm from 2023 to 2024 and issued opinions on prior period amounts presented in this Form 10-K for the fiscal year ended March 31, 2024.

Additional information is incorporated by reference from the definitive Proxy Statement for our 2026 Annual Meeting of Stockholders or an amendment to this report to be filed no later than 120 days after March 31, 2026.

Part IV

Item 15. Exhibits and Financial Statement Schedules

a)	Consolidated Financial Statements

The following documents included in Part II, Item 8. Financial Statements and Supplementary Data are filed as part of this Annual Report:

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets - March 31, 2026 and 2025

Consolidated Statements of Operations - Years ended March 31, 2026, 2025 and 2024

Consolidated Statements of Comprehensive Income (Loss) - Years ended March 31, 2026, 2025 and 2024

Consolidated Statements of Stockholders' Equity - Years ended March 31, 2026, 2025 and 2024

Consolidated Statements of Cash Flows - Years ended March 31, 2026, 2025 and 2024

Notes to Consolidated Financial Statements

All financial statement schedules have been omitted either because they are not applicable or required, or the information that would be required to be included is disclosed in the notes to the Consolidated Financial Statements.

b)	Exhibits

3.1	Amended and Restated Articles of Incorporation of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 25, 2023).

3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 10, 2019).

4.3	Description of securities registered under section 12.

10.1	Amended and Restated Credit Agreement, dated as of April 5, 2024, by and among Mesa Laboratories, Inc., the guarantors and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the joint lead arrangers and joint bookrunners party thereto (incorporated by reference from Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 6, 2025.)

10.2.2 *	Mesa Laboratories, Inc. 2014 Equity Plan (incorporated by reference from Exhibit 10.2.2 to the Company's Quarterly Report on Form 10-Q filed July 31, 2018).

10.2.3 *	Mesa Laboratories, Inc 2021 Equity Incentive Plan (incorporated by reference from Exhibit 10.2.3 to the Company's Quarterly Report on form 10-Q filed November 6, 2025.)

10.3.3 *	Form of Restricted Stock Unit Agreement, issued under the 2021 Incentive Equity Plan, as Amended.

10.3.4 *	Form of 2024 Performance Stock Unit Agreement, issued under the 2021 Equity Incentive Plan, as Amended.

10.3.5 *	Form of 2025 Performance Stock Unit Agreement, issued under the 2021 Equity Incentive Plan, as Amended.

10.3.6 *	Form of 2026 Performance Stock Unit Agreement, issued under the 2021 Equity Incentive Plan, as Amended.

10.3.7 *	Form of 2021 Equity Incentive Plan Option Award Agreement (incorporated by reference from Exhibit 10.3.7 to the Company's form S-8 filed on August 30, 2021).

10.4 *	Form of Confidentiality, Non-Compete and Non-Solicitation Agreement (incorporated by reference from Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed on July 31, 2018).

10.5.1 * α	Employment Agreement, dated as of March 3, 2026, by and among Mesa Laboratories, Inc. and Siddhartha Kadia (incorporated by reference from Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 9, 2026.)

10.5.2 * α	First Amended and Restated Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and John Sakys (incorporated by reference from Exhibit 10.5.2 to the Company's Current Report on Form 8-K filed on September 29, 2021).

10.5.3 * α	Executive Employment Agreement dated as of September 29, 2021, by and among Mesa Laboratories, Inc. and Brian Archbold (incorporated by reference from Exhibit 10.5.4 to the Company's Current Report on Form 8-K filed on September 29, 2021).

10.5.4 * α	Form of Amendment to Executive Employment Agreements, by and between Mesa Laboratories, Inc. and each of Messrs. Sakys and Archbold (incorporated by reference from Exhibit 10.5.1 to the Company's Quarterly Report on form 10-Q filed November 6, 2025).

19.1	Mesa Laboratories, Inc. Insider Trading Policy and Standards with Respect to Confidentiality and Certain Securities Transactions (incorporated by reference from Exhibit 19.1 to the Company's Annual Form 10-K filed on June 28, 2024).

21.1	Subsidiaries of Mesa Laboratories, Inc.

23.1	Consent of Baker Tilly LLP.

23.2	Consent of RSM US LLP.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 18 U.S.C. Section 1350.

97.1	Mesa Laboratories, Inc. Executive Compensation Clawback Policy (incorporated by reference from exhibit 97.1 to the Company's Annual Form 10-K filed on June 28, 2024).

101.INS+	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

* Indicates a management contract or compensatory plan, contract or arrangement.

α Mesa Laboratories, Inc. has entered into an Executive Employment Agreement with each of Siddhartha Kadia, John Sakys, and Brian Archbold.

+ Filed electronically herewith.

Item 16. Form 10-K Summary

Not applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MESA LABORATORIES, INC.
Registrant

Date: June 2, 2026	By:	/s/Siddhartha Kadia, Ph.D.
Siddhartha Kadia
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/John Sullivan, Ph.D.	Chairman of the Board of Directors	June 2, 2026
John Sullivan

/s/Siddhartha Kadia, Ph.D.	Chief Executive Officer, President, and Director	June 2, 2026
Siddhartha Kadia

/s/John Sakys	Chief Financial Officer and	June 2, 2026
John Sakys	Chief Accounting Officer, and Treasurer

/s/Jennifer Alltoft	Director	June 2, 2026
Jennifer Alltoft

/s/Mark Capone	Director	June 2, 2026
Mark Capone

/s/Shannon Hall	Director	June 2, 2026
Shannon Hall

/s/Shiraz Ladiwala	Director	June 2, 2026
Shiraz Ladiwala

/s/Tony Tripeny	Director	June 2, 2026
Tony Tripeny