Form 10-Q
period 2026-06-30
MESA LABORATORIES INC /CO/
filed 2026-08-10
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,595,869 shares of the Issuer’s common stock, no par value, outstanding as of August 3, 2026.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	June 30,	March 31,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$30,695	$26,928
Accounts receivable, less allowance for credit losses of $1,852 and $2,569, respectively	34,409	44,099
Inventories	27,229	26,373
Prepaid expenses and other current assets	10,515	8,868
Total current assets	102,848	106,268
Noncurrent assets:
Property, plant and equipment, net of accumulated depreciation of $31,113 and $30,115, respectively	30,088	30,613
Deferred tax asset	1,488	1,501
Other assets	20,360	19,155
Customer relationships, net	59,594	63,211
Other intangibles, net	18,808	20,136
Goodwill	186,038	186,863
Total assets	$419,224	$427,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,459	$4,928
Accrued payroll and benefits	13,179	19,006
Unearned revenue	14,523	14,723
Other accrued expenses	16,536	17,616
Term loan, current portion	5,625	5,625
Total current liabilities	57,322	61,898
Noncurrent liabilities:
Deferred tax liability	20,046	20,085
Non-current operating lease liabilities	15,852	13,662
Term loan, noncurrent portion, net of debt issuance costs	59,994	61,357
Revolving line of credit	77,250	84,500
Total liabilities	230,464	241,502
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,595,780 and 5,524,931 shares, respectively	376,749	375,348
(Accumulated deficit)	(183,801)	(185,747)
Accumulated other comprehensive (loss)	(4,188)	(3,356)
Total stockholders’ equity	188,760	186,245
Total liabilities and stockholders’ equity	$419,224	$427,747

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2026	2025
Revenue	$60,138	$59,543
Cost of revenue	21,126	22,604
Gross profit	39,012	36,939
Operating expense:
Selling	9,872	10,933
General and administrative	17,384	17,958
Research and development	4,725	4,984
Total operating expense	31,981	33,875
Operating income	7,031	3,064
Non-operating expense (income):
Interest expense and amortization of debt issuance costs	2,363	2,198
Other expense (income), net	315	(6,146)
Total non-operating expense (income), net	2,678	(3,948)
Earnings before income taxes	4,353	7,012
Income tax expense	1,523	2,270
Net income	$2,830	$4,742

Earnings per share:
Basic	$0.50	$0.87
Diluted	$0.49	$0.85

Weighted-average common shares outstanding:
Basic	5,657	5,465
Diluted	5,757	5,553

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2026	2025

Net income	$2,830	$4,742
Other comprehensive (loss) income:
Foreign currency translation adjustments	(832)	5,977
Comprehensive income	$1,998	$10,719

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit)	AOCI*	Total
March 31, 2026	5,524,931	$375,348	$(185,747)	$(3,356)	$186,245
Vesting of restricted stock units	80,974	-	-	-	-
Tax withholding on vesting of net restricted stock units	(10,125)	(958)	-	-	(958)
Dividends paid, $0.16 per share	-	-	(884)	-	(884)
Stock-based compensation expense	-	2,359	-	-	2,359
Foreign currency translation	-	-	-	(832)	(832)
Net income	-	-	2,830	-	2,830
June 30, 2026	5,595,780	$376,749	$(183,801)	$(4,188)	$188,760

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit)	AOCI*	Total
March 31, 2025	5,455,421	$358,541	$(188,936)	$(9,775)	$159,830
Vesting of restricted stock units	57,348	-	-	-	-
Tax withholding on vesting of net restricted stock units	(11,315)	(1,061)	-	-	(1,061)
Dividends paid, $0.16 per share	-	-	(873)	-	(873)
Stock-based compensation expense	-	3,881	-	-	3,881
Foreign currency translation	-	-	-	5,977	5,977
Net income	-	-	4,742	-	4,742
June 30, 2025	5,501,454	$361,361	$(185,067)	$(3,798)	$172,496

*Accumulated Other Comprehensive (Loss) Income

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$2,830	$4,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	1,253	1,404
Amortization of intangible assets	4,392	4,553
Stock-based compensation expense	2,359	3,881
Foreign currency adjustments	354	(5,986)
Other	623	1,250
Cash from changes in operating assets and liabilities:
Accounts receivable, net	9,778	3,436
Inventories	(1,533)	(3,290)
Prepaid expenses and other assets	(2,276)	(2,436)
Accounts payable	2,424	212
Accrued liabilities and taxes payable	(5,297)	(5,928)
Unearned revenue	(171)	55
Net cash provided by operating activities	14,736	1,893
Cash flows from investing activities:
Purchases of property, plant and equipment	(559)	(1,009)
Net cash (used in) investing activities	(559)	(1,009)
Cash flows from financing activities:
Proceeds from debt borrowings	10,000	10,500
Debt repayments	(18,656)	(7,438)
GKE acquisition-related holdback payment	-	(9,555)
Dividends paid	(884)	(873)
Tax withholding on vesting of net restricted stock units	(958)	(1,061)
Net cash (used in) financing activities	(10,498)	(8,427)
Effect of exchange rate changes on cash and cash equivalents	88	1,501
Net increase (decrease) in cash and cash equivalents	3,767	(6,042)
Cash and cash equivalents at beginning of period	26,928	27,321
Cash and cash equivalents at end of period	$30,695	$21,279

Supplemental non-cash activity:
Right of use assets obtained in exchange for lease liabilities	$1,062	$511

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

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and the Asia Pacific region, and by independent distributors throughout the world.

As of June 30, 2026, we managed our operations in four reportable segments, or divisions:

●	Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device and healthcare industries. The division also provides sterility assurance testing and laboratory services, primarily to dental and pharmaceutical customers.

●	Biopharmaceutical Development - develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biologic therapies, among other applications.

●	Calibration Solutions - develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, gas flow, and environmental and process monitoring.

●	Clinical Genomics - develops, manufactures and sells highly sensitive high-throughput genetic analysis instruments, consumables and related services that enable clinical research labs and contract research organizations to perform genomic testing across a broad range of applications in several therapeutic areas, including hereditary disease screenings, pharmacogenetics, oncology related applications and toxicology research.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of our financial position and results of operations. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the entire year. The year-end Condensed Consolidated Balance Sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have made no material changes to the application of significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. This report should be read in conjunction with the consolidated financial statements included in that report.

Our fiscal year ends on March 31. References in this report to a particular “year” or “quarter” refer to our fiscal year or fiscal quarters, respectively. Unless otherwise indicated, amounts shown in this report are in thousands.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect reported amounts of assets and liabilities at the reporting date and revenue and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressures, economic uncertainties, regulatory changes and other factors. Changes in, and the resulting effects of, potential government trade, stimulus or fiscal and monetary policies, interest rates, foreign currency values, supply chains, demand for goods and services, global or regional recession, or other circumstances cannot be reliably predicted. Actual results could differ from our estimates. Refer to Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described below, they are not applicable to us or are not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Improvements to the Measurement of Credit Losses for Receivables and Contract Assets. ASU 2025-05 introduces a practical expedient that removes the requirement to incorporate macroeconomic forecasts into the estimation of expected credit losses. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years. We adopted the ASU effective April 1, 2026 on a prospective basis and elected the practical expedient allowing us to assume conditions as of the balance sheet date will remain unchanged for the remaining life of the asset. This adoption did not have a material impact on our consolidated financial statements, allowance for credit losses or related disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other (Topic 350): Internal-Use Software. ASU 2025-06 modernizes accounting for costs incurred in the development of internal-use software by eliminating the requirement to evaluate distinct development stages. The guidance is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. ASU 2025-06 permits prospective, retrospective or modified retrospective adoption. Early adoption is permitted as of the beginning of an entity's annual reporting period. We early adopted the ASU effective April 1, 2026, on a prospective basis. This adoption did not have a material impact on our consolidated financial statements or related disclosures.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. ASU 2024-03 requires that public business entities disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for fiscal years beginning after December 15, 2026 (our fiscal year 2028 for annual periods) and interim periods within fiscal years beginning after December 15, 2027 (our fiscal year 2029 for interim periods), with early adoption and prospective or retrospective application permitted. We intend to adopt ASU 2024-03 prospectively, and we expect to disclose additional detail regarding the nature and classification of certain categories of expense once adopted.

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

Revenue from hardware and consumables are recognized upon transfer of control to the customer. Control of hardware and consumables sold in the U.S. and Asia Pacific typically transfers at the point of shipment, whereas control of products sold in Europe more typically occurs upon delivery to the customer site.

We also offer maintenance, calibration and testing services. Services result in revenue recognized either over time, for example, when we are contractually obligated to perform labor and replace parts on an as-needed basis throughout a specified service period, or at a point in time, upon completion of a specific, discrete service.

We disclose revenue consistently with how management evaluates the business, i.e., based on business unit and the nature of goods and services provided.

The following tables present disaggregated revenue for the quarters ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30, 2026
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$21,925	$4,303	$810	$7,739	$34,777
Hardware and software	96	4,898	7,681	1,450	14,125
Services	2,484	2,858	4,794	1,100	11,236
Total revenue	$24,505	$12,059	$13,285	$10,289	$60,138

	Three Months Ended June 30, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$23,011	$3,836	$841	$8,085	$35,773
Hardware and software	89	4,288	6,975	1,217	12,569
Services	2,310	3,362	4,534	995	11,201
Total revenue	$25,410	$11,486	$12,350	$10,297	$59,543

Revenue from external customers are attributed to individual countries based on the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended June 30,
	2026	2025
United States	$29,743	$27,646
China	5,437	5,429
Other	24,958	26,468
Total revenue	$60,138	$59,543

No foreign country exceeded 10% of total revenue for the quarter ended June 30, 2026.

Contract Liabilities

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in contract liabilities recorded as unearned revenue or within other noncurrent liabilities in our unaudited Condensed Consolidated Balance Sheets. The significant majority of our revenue, related receivables and contract liabilities arise from contracts with original durations of twelve months or less. Contract liabilities are recognized as revenue as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2026	$14,723
Prior year liabilities recognized in revenue during the three months ended June 30, 2026	(3,917)
Contract liabilities added during the three months ended June 30, 2026, net of revenue recognized	3,717
Contract liabilities as of June 30, 2026	$14,523

Note 3. Fair Value Measurements and Concentrations of Credit Risk

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, obligations under trade accounts payable, and debt. Due to their short-term nature, the carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value and are classified within Level 1 of the fair value hierarchy.

The carrying amounts of our term loan and revolving line of credit (together, the "Credit Facility") approximate fair value due to variable interest rate pricing, with the balances bearing interest rates approximating current market rates.

There were no nonrecurring fair value adjustments or transfers between the levels of the fair value hierarchy during the quarter ended June 30, 2026.

The financial instruments that subject us to the highest concentrations of credit risk are cash and accounts receivable. We maintain relationships and cash deposits at multiple banking institutions across the world in an effort to diversify cash holdings and reduce risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customers accounted for more than 10% of total trade receivables as of June 30, 2026.

Note 4. Supplemental Information

Inventories consisted of the following:

	June 30, 2026	March 31, 2026
Raw materials	$15,721	$14,873
Work in process	765	925
Finished goods	10,743	10,575
Total inventories	$27,229	$26,373

Prepaid expenses and other current assets consisted of the following:

	June 30, 2026	March 31, 2026
Prepaid expenses	$4,353	$2,785
Deposits	1,542	1,644
Prepaid income taxes	142	819
Other current assets	4,478	3,620
Total prepaid expenses and other current assets	$10,515	$8,868

Accrued payroll and benefits consisted of the following:

	June 30, 2026	March 31, 2026
Wages and paid-time-off payable	$4,258	$3,333
Bonus payable	3,101	10,509
Payroll related taxes	2,942	2,317
Severance	2,273	2,294
Other benefits payable	605	553
Total accrued payroll and benefits	$13,179	$19,006

Other accrued expenses consisted of the following:

	June 30, 2026	March 31, 2026
Accrued business taxes	$6,663	$6,950
Current operating lease liabilities	2,630	3,687
Income taxes payable	4,975	4,745
Other	2,268	2,234
Total other accrued expenses	$16,536	$17,616

Depreciation expense was as follows:

	Three Months Ended June 30,
	2026	2025
Depreciation expense in cost of revenue	$745	$810
Depreciation expense in operating expense	508	594
Total depreciation expense	$1,253	$1,404

Note 5. Goodwill and Intangible Assets

Intangible assets other than goodwill consisted of the following:

	June 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$186,827	$(127,233)	$59,594	$188,192	$(124,981)	$63,211
Other intangibles	59,975	(41,167)	18,808	60,308	(40,172)	20,136
Total finite-lived intangible assets	$246,802	$(168,400)	$78,402	$248,500	$(165,153)	$83,347

Amortization expense for intangible assets was as follows:

	Three Months Ended June 30,
	2026	2025
Amortization in cost of revenue	$691	$702
Amortization in general and administrative	3,701	3,851
Total	$4,392	$4,553

Estimated future amortization expense for the following fiscal years ending  March 31 is presented below, based on foreign currency exchange rates in effect as of June 30, 2026:

Fiscal Year	Amortization Expense
Remainder of 2027	$12,726
2028	16,389
2029	15,832
2030	11,217
2031	4,829

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
March 31, 2026	$82,810	$49,666	$37,266	$17,121	$186,863
Effect of foreign currency translation	(273)	(585)	(6)	39	(825)
June 30, 2026	$82,537	$49,081	$37,260	$17,160	$186,038

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

Borrowings under our Credit Facility bear interest at a Secured Overnight Financing Rate ("SOFR") rate or a base rate, plus an applicable spread that varies with our total net leverage ratio.

The weighted average interest rate on borrowings under the Credit Facility was 5.6% as of  June 30, 2026 and 5.9% as of March 31, 2026.

The financial covenants in the Credit Facility include a maximum total net leverage ratio of 3.5 to 1.0 on each quarterly testing date after March 31, 2026. The Credit Facility also stipulates a minimum fixed charge coverage ratio of 1.25 to 1.0. Other covenants include restrictions on our ability to incur debt, grant liens, make fundamental changes to our business as defined in the contract, engage in certain transactions with affiliates, or conduct asset sales. As of  June 30, 2026, we were in compliance with all covenants under the Credit Facility.

Term Loan

We are required to make quarterly principal payments on the Term Loan. During the quarter ended June 30, 2026, we made a required payment of $1,406. For fiscal years ending March 31, required future debt payments on the Term Loan are as follows:

Fiscal Year	Amount
Remainder of 2027	$4,219
2028	5,625
2029	7,500
2030	48,750
Total principal remaining	$66,094

Unamortized debt issuance costs related to the Term Loan are reflected as a discount to the debt’s carrying value in our unaudited Condensed Consolidated Balance Sheets and are being amortized to interest expense through maturity. The net carrying amount of the Term Loan was as follows:

	June 30, 2026	March 31, 2026
Term Loan (5.6% and 5.9% as of June 30, 2026 and March 31, 2026, respectively)	$66,094	$67,500
Less: debt issuance costs	(475)	(518)
Less: current portion	(5,625)	(5,625)
Noncurrent portion	$59,994	$61,357

We recognized interest expense on the Term Loan as follows:

	Three Months Ended June 30,
	2026	2025
Interest expense (5.6% and 7.2% as of June 30, 2026 and 2025, respectively)	$995	$1,292
Amortization of debt issuance costs	43	37
Total interest and amortization of debt issuance costs	$1,038	$1,329

Revolver

As of  June 30, 2026, the outstanding balance under the Revolver was $77,250, and $47,750 was available for borrowing. Subsequent to June 30, 2026, we repaid an additional $4,000 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.35% of the Revolver’s aggregate principal amount, based on our leverage ratio.

The balance of unamortized customary lender fees related to the Revolver was $934 and $1,018 as of  June 30, 2026 and  March 31, 2026, respectively.

Convertible Notes

On August 15, 2025, our previously outstanding 1.375% convertible notes (the "Notes") matured. We settled the aggregate principal balance of $97,500 and accrued interest using borrowings under our Revolver and cash on hand. As of June 30, 2025, the Notes had a net carrying value of $97,432. Interest expense recognized in connection with the Notes during the three months ended June 30, 2025 was $470, consisting of coupon interest expense of $335 and amortization of debt issuance costs of $135.

Note 7. Stock Transactions and Stock-Based Compensation

Stock-Based Compensation

During the three months ended June 30, 2026, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Amended and Restated Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 1,156 shares of common stock to eligible participants.

The following is a summary of RSU and PSU award activity for the three months ended June 30, 2026:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested as of March 31, 2026	187	$93.39	110	$126.18
Awards granted(1)	99	100.47	48	105.38
Awards forfeited	(10)	96.36	(16)	99.56
Awards distributed	(68)	99.50	(13)	132.29
Nonvested as of June 30, 2026	208	$94.66	129	$120.81

(1)	Balances for PSUs granted are reflected at target.

In the three months ended June 30, 2026, the Compensation Committee of the Board of Directors (the "Compensation Committee") awarded our CEO a sign-on equity award consisting of 35 RSUs. These RSUs vest in equal installments on April 13, 2027, 2028 and 2029. Time-based RSUs vest and settle in shares of our common stock on a one-for-one basis. The significant majority of other RSUs granted to employees during the three months ended June 30, 2026 vest in equal installments on June 13, 2027, June 8, 2028 and June 8, 2029.

During the three months ended June 30, 2026, the Compensation Committee awarded 48 PSUs at target (the "FY27 PSUs") to eligible employees. The FY27 PSUs are subject to market-based performance conditions measured relative to a selected peer index and service conditions. The market performance measurement period and service period are from June 15, 2026 through June 14, 2029, followed by a mandatory two-year holding period. The number of shares that may be earned will range from 0% to 200% of the target number of shares, based on Mesa's relative total shareholder return compared to the selected peer group. If defined minimum targets are not met, no shares will vest.

As of June 30, 2026, there were 105 shares subject to outstanding options, with a weighted average exercise price per share of $183.18, an intrinsic value of $0 and a remaining contractual life of 1.8 years. Our Compensation Committee has not granted options to any plan participants in the current or prior fiscal year.

Liability Classified PSUs

During the three months ended June 30, 2026, liability-classified PSUs were granted to certain key employees. The awards may vest based on our over-achievement against a challenging threshold for revenue and adjusted operating income targets; the value of shares awarded will range from $0 to approximately $3,000, depending on Company performance. The awards represent a fixed monetary value that will be settled in a variable number of shares and are therefore classified as liabilities. As of June 30, 2026, achievement of performance conditions was not considered probable; as such, no compensation expense or corresponding liability has been recognized in our Condensed Consolidated Financial Statements. Performance is measured from April 1, 2026 to March 31, 2027. Any awards earned will vest in June 2027 and be subject to a mandatory one-year holding period.

Note 8. Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended June 30,
	2026	2025
Net income available for shareholders	$2,830	$4,742
Weighted average outstanding shares of common stock(1)	5,657	5,465
Dilutive effect of unvested stock awards	100	88
Fully diluted shares	5,757	5,553

Basic earnings per share	$0.50	$0.87
Diluted earnings per share	$0.49	$0.85

(1) Weighted average outstanding shares of common stock includes awards that have not yet vested and are not yet legally outstanding, but for which no vesting criteria other than the passage of time remain. For example, this includes RSUs granted to retirement-eligible employees and certain awards granted to our former CEO that are not subject to continued service requirements but have not yet vested.

The following contingently issuable securities were excluded from the calculation of diluted EPS as their inclusion would be anti-dilutive:

	Three Months Ended June 30,
	2026	2025
Assumed conversion of the Notes	-	344
Stock awards that were anti-dilutive	136	161
Total stock awards excluded from diluted EPS	136	505

Stock awards are potentially dilutive securities and as such are excluded from the calculation of diluted EPS if their inclusion would be anti-dilutive, or if achievement of performance-based thresholds as of our reporting date would not result in the awards vesting.

Note 9. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended June 30,
	2026	2025
Income tax expense	$1,523	$2,270
Effective tax rate	35.0%	32.4%

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

The effective tax rate for the three months ended June 30, 2026 differed from the statutory federal rate of 21% primarily due to the impact of the valuation allowance on U.S. deferred taxes. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.

Note 10. Commitments and Contingencies

As of  June 30, 2026, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows. During the three months ended June 30, 2026, we entered into a settlement agreement that resolved previously disclosed litigation involving True Indicating, LLC. Under the terms of the settlement agreement, we paid an insignificant amount to resolve all outstanding matters between the parties, which was recorded in general and administrative expense in our Condensed Consolidated Statements of Income. We have no remaining obligations under the agreement.

Note 11. Segment Information

Segment information is prepared on the same basis our chief operating decision maker ("CODM"), our CEO, uses to assess segment performance, allocate resources, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. Our CODM regularly reviews segment-level U.S. GAAP revenue and gross profit relative to forecasted and prior period amounts, as well as non-GAAP adjusted operating expense compared to budgeted amounts. Our CODM also regularly reviews non-GAAP organic revenue growth to support strategic planning and resource deployment.

The following tables set forth our segment information:

Three months ended June 30, 2026	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenue (a):	$24,505	$12,059	$13,285	$10,289	$60,138
Less
Depreciation in cost of revenue	437	78	111	119	745
Amortization in cost of revenue	121	379	-	191	691
Other cost of revenue (b)	6,788	4,020	5,143	3,739	19,690
Total segment cost of revenue	7,346	4,477	5,254	4,049	21,126
Gross Profit (c)	$17,159	$7,582	$8,031	$6,240	$39,012
Reconciling items:
Operating expense					$31,981
Operating income					7,031
Non-operating expense, net					2,678
Earnings before income taxes					$4,353

Three months ended June 30, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenue (a):	$25,410	$11,486	$12,350	$10,297	$59,543
Less
Depreciation in cost of revenue	450	89	105	166	810
Amortization in cost of revenue	139	372	-	191	702
Other cost of revenue (b)	6,655	4,719	5,203	4,515	21,092
Total segment cost of revenue	7,244	5,180	5,308	4,872	22,604
Gross Profit (c)	$18,166	$6,306	$7,042	$5,425	$36,939
Reconciling items:
Operating expense					$33,875
Operating income					3,064
Non-operating expense, net					(3,948)
Earnings before income taxes					$7,012

(a)	Intersegment revenue are eliminated to arrive at consolidated totals. Revenue as presented are consistent with U.S. GAAP measurement principles and our CODM's review of segment information.
(b)

Other segment cost of revenue for each reportable segment includes product costs, personnel costs (including stock-based compensation), and other manufacturing and overhead costs necessary to produce and sell our products and services, excluding depreciation and amortization.

(c)	Gross profit as presented is consistent with U.S. GAAP measurement principles and our CODM's review of segment information.

The following table sets forth inventories by reportable segment. Our CODM is not provided with and does not regularly review any other segment asset information.

	June 30,	March 31,
	2026	2026
Sterilization and Disinfection Control	$5,516	$5,943
Biopharmaceutical Development	6,528	6,512
Calibration Solutions	5,928	5,603
Clinical Genomics	9,257	8,315
Total inventories	$27,229	$26,373

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; adequacy of capital resources and financing plans; and the effect of tariffs and other developments in the regulatory environment and our responses thereto constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “target,” “expect,” “anticipate,” “plan,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business, including as a result of acquisitions; the effect that acquisitions have on our operations; our ability to consummate acquisitions at our historical rate and at appropriate prices, and our ability to effectively integrate acquired businesses and achieve desired results; the market acceptance of our products; technological or market viability of our products; potential reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies such as tariffs and changes in tax, medical device and other regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenue, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of actions taken to become more efficient or lower costs supply chain challenges; cost pressures; laws regulating fraud and abuse in our industries, privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a global leader in the design and manufacture of life sciences tools and critical quality control solutions for regulated applications in the pharmaceutical, healthcare and medical device industries. We offer products and services to help our customers ensure product integrity, increase patient and worker safety, and improve the quality of life throughout the world. We have manufacturing operations in the United States and Europe, and our products are marketed by our sales personnel in North America, Europe and the Asia Pacific region, and by independent distributors throughout the world.

As of June 30, 2026, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development ("BPD"), Calibration Solutions, and Clinical Genomics. Each of our divisions is described further in "Results of Operations" below.

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

Our continued growth will depend on our ability to (i) expand business with new and existing customers through ongoing commercial efforts, including in new geographic areas, (ii) manage our costs and allocate resources to ensure continued profitability, (iii) identify, consummate and integrate acquisitions successfully, and (iv) develop or acquire differentiated products and services. We strive to maintain our profitability by improving the effectiveness of our sales force, by continuing to pursue cost reduction initiatives, and by taking a long-term strategic approach to investments in our business that we believe will support future commercial success.

Organic Revenue Growth

Organic revenue growth is driven by expansion of our customer base, increases in sales volumes, new product offerings and price increases, and may be affected positively or negatively by the impact of changes in foreign currency exchange rates on our reported revenue. Our ability to increase organic revenue is affected by general domestic and global economic conditions, customer capital spending trends, currency exchange rates, competition, and the introduction of new products. Our policy is to price our products and services competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1. We evaluate the need to increase prices at other times in response to significant facts and circumstances that may arise, such as increases in the price of inputs to our products, or in response to changes in government or regulatory policies, for example, due to the imposition of tariffs. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with existing and new customers and distributors.

Inorganic Growth - Acquisitions

Over the past decade, we have consummated a number of acquisitions of businesses, technologies, and intangible assets such as customer lists as part of our growth strategy. Our acquisitions have allowed us to expand our product offerings and the industries we serve, globalize our company, and increase the scale at which we operate. In turn, this growth affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®.

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our businesses by implementing efficiencies in our manufacturing, commercial, engineering and administrative operations. We achieve efficiencies using a growth mindset. We continue to promote a culture that values learning, continuous improvement and accountability. We believe this culture strengthens our execution so that we can enhance customer outcomes and create long-term stakeholder value.

Our gross profit is affected by many factors, including the mix of products and services sold and the geographical regions in which we sell them, labor and product costs (including costs of transporting, importing and exporting goods, as well as associated tariffs), manufacturing efficiencies, foreign currency rates and price competition. Gross profit percentages differ among product lines, and ultimately our mix of revenue will impact our overall gross profit.

We continuously pursue opportunities to improve the efficiency of our administrative functions, including through increasing usage of process automation and artificial intelligence.

Hire, Develop, and Retain Top Talent

At the center of our organization are skilled people who are capable of taking on new challenges using a team-based approach. Indeed, it is our exceptional workforce that collaborates to continuously and sustainably improve our products, our services, and ourselves, resulting in long-term value creation for our stakeholders.

General Trends

Revenue increased 1.0% during the three months ended June 30, 2026 compared to the prior year period, driven by growth in the Calibration Solutions and Biopharmaceutical Development divisions, partially offset by lower revenue in the Sterilization and Disinfection Control division. Revenue in the Clinical Genomics division were essentially flat, as growth outside China offset continued weakness in that market. While revenue in China continued to decrease, the year-over-year reduction was significantly smaller than in the prior-year period following substantial revenue declines in recent fiscal years.

Gross profit as a percentage of revenue increased 2.9 percentage points compared with the prior year period. The improvement over the comparable prior year period was primarily driven by lower spend on third-party contracted labor and consultants, supply chain efficiency improvements, and favorable product mix, particularly in the Biopharmaceutical Development and Clinical Genomics divisions.

Operating expenses decreased 5.6% compared with the prior year period, primarily due to lower stock-based compensation expense. Excluding stock-based compensation expense, operating expenses decreased 1.5% compared with the prior year period and were consistent as a percentage of revenue.

For the three months ended June 30, 2026, revenue grew 1.0% and operating income increased approximately $4.0 million reflecting operating efficiencies and cost-containment initiatives implemented during the second quarter of fiscal year 2026. We generated $14.7 million of operating cash flows in the three months ended June 30, 2026, which enabled us to reduce outstanding debt by $8.7 million.

Results of Operations

Our results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements.

Results by reportable segment are as follows:

	Revenue		Revenue Growth		Gross Profit as a % of Revenue
	Three Months Ended June 30,

amounts in thousands, except percent data	2026	2025	2026	2025	2026	2025
Sterilization and Disinfection Control	$24,505	$25,410	(3.6%)	10.7%	70.0%	71.5%
Biopharmaceutical Development	12,059	11,486	5.0%	(4.3%)	62.9%	54.9%
Calibration Solutions	13,285	12,350	7.6%	4.7%	60.5%	57.0%
Clinical Genomics	10,289	10,297	(0.1%)	(9.7%)	60.6%	52.7%
Total	$60,138	$59,543	1.0%	2.4%	64.9%	62.0%

Our unaudited condensed consolidated results of operations are as follows:

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Revenue	$60,138	$59,543	1.0%
Cost of revenue	21,126	22,604	(6.5%)
Gross profit	39,012	36,939	5.6%
Operating expense	31,981	33,875	(5.6%)
Operating income	7,031	3,064	129.5%
Net income	$2,830	$4,742	(40.3%)

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

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Revenue	$24,505	$25,410	(3.6%)
Gross profit	17,159	18,166	(5.5%)
Gross profit as a % of revenue	70.0%	71.5%	(1.5 pt)

Revenue for the Sterilization and Disinfection Control division decreased 3.6% for the three months ended June 30, 2026 compared with the prior year period. The decrease was primarily attributable to fulfillment and delivery execution challenges that impacted the timing of customer shipments during the three months ended June 30, 2026.

Gross profit as a percentage of revenue decreased for the three months ended June 30, 2026 versus the prior year period, primarily as a result of lower revenue on a partially fixed cost base and product mix, partially offset by a decrease in professional services expenses, as we engaged outside expertise in the prior year to improve our production processes.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biologic therapies, among other applications.

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Revenue	$12,059	$11,486	5.0%
Gross profit	7,582	6,306	20.2%
Gross profit as a % of revenue	62.9%	54.9%	8.0 pt

Revenue for the Biopharmaceutical Development division increased 5.0% for the three months ended June 30, 2026 compared with the prior year period, primarily driven by higher immunoassays hardware and consumables sales volumes, and to a lesser extent, price increases. Sales volumes in the prior year period were negatively impacted by order delays as customers deferred purchasing decisions amid rapidly evolving tariff conditions and macroeconomic uncertainty.

Gross profit as a percentage of revenue for the Biopharmaceutical Development division increased 8.0 percentage points for the three months ended June 30, 2026 versus the comparable prior year period. The increase was primarily due to favorable product mix, as higher-margin immunoassays revenue represented a greater proportion of the division's total revenue and lower margin instruments represented a smaller portion of total peptides systems revenue. Efficiencies in our supply chain management and higher revenue on a partially fixed cost base also contributed to the increase.

Calibration Solutions

The Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, gas flow, and environmental and process monitoring.

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Revenue	$13,285	$12,350	7.6%
Gross profit	8,031	7,042	14.0%
Gross profit as a % of revenue	60.5%	57.0%	3.5 pt

Revenue for the Calibration Solutions division increased 7.6% for the three months ended June 30, 2026 versus the comparable prior year period, primarily due to increased sales volumes across several product lines and the impact of price increases.

Gross profit as a percentage of revenue increased 3.5 percentage points for the three months ended June 30, 2026 versus the comparable prior year period, primarily due to higher revenue on a partially fixed cost base partially offset by unfavorable product mix.

Clinical Genomics

The Clinical Genomics division develops, manufactures and sells highly sensitive high-throughput genetic analysis instruments, consumables and related services that enable clinical research labs and contract research organizations to perform genomic testing across a broad range of applications in several therapeutic areas, including hereditary disease screenings, pharmacogenetics, oncology related applications and toxicology research.

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Revenue	$10,289	$10,297	(0.1%)
Gross profit	6,240	5,425	15.0%
Gross profit as a % of revenue	60.6%	52.7%	7.9 pt

Revenue in the Clinical Genomics division were essentially flat, as modest growth outside China offset continued weakness in that market. While revenue in China continued to decrease, the year-over-year reduction was significantly smaller than in the prior-year period following substantial revenue declines in recent fiscal years.

Clinical Genomics’ gross profit as a percentage of revenue increased 7.9 percentage points for the three months ended June 30, 2026 versus the prior year period. The increase in gross profit as a percentage of revenue was primarily attributable to price increases and manufacturing and supply chain efficiency improvements.

Operating Expense

Operating expense decreased 5.6% for the three months ended June 30, 2026 versus the comparable prior year period. Operating expense as a percentage of revenue decreased 3.7 percentage points for the three months ended June 30, 2026 versus the prior year period.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Selling expense	$9,872	$10,933	(9.7%)
As a percentage of revenue	16.4%	18.4%	(2.0 pt)

Selling expense decreased 9.7% for the three months ended June 30, 2026 versus the prior year period, primarily due to lower personnel costs, and to a lesser extent, lower professional services as we continue to realize the benefits of previously announced cost-reduction initiatives.

General and Administrative Expense

Labor costs, amortization of intangible assets, and non-cash stock-based compensation drive the substantial majority of our general and administrative expense.

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
General and administrative expense	$17,384	$17,958	(3.2%)
As a percentage of revenue	28.9%	30.2%	(1.3 pt)

General and administrative expense decreased 3.2% for the three months ended June 30, 2026 compared with the prior year period, primarily as a result of lower stock-based compensation expense, as the prior year period included expense related to certain multi-year equity awards granted to our former CEO. The decrease was partially offset by higher personnel costs attributable to inflation and costs incurred to settle a litigation matter.

Research and Development Expense

Research and development expense is predominantly comprised of labor costs and costs of third-party consultants.

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Research and development expense	$4,725	$4,984	(5.2%)
As a percentage of revenue	7.9%	8.4%	(0.5 pt)

Research and development expense decreased 5.2% for the three months ended June 30, 2026 compared to the prior year period, primarily due to lower personnel costs resulting from cost-saving initiatives implemented during the second quarter of the prior fiscal year.

Non-Operating Expense (Income), Net

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Interest expense and amortization of debt issuance costs	$2,363	$2,198	7.5%
Other expense (income), net	315	(6,146)	(105.1%)
Total non-operating expense (income), net	$2,678	$(3,948)	(167.8%)

Interest expense increased for the three months ended June 30, 2026 compared to the prior year period, primarily reflecting the replacement of the Notes with borrowings under our Credit Facility, which carries a higher interest rate. The increase was partially offset by lower weighted‑average levels of outstanding interest‑bearing debt. We repaid the Notes using $97.0 million of borrowings under the Credit Facility’s Revolver in the second quarter of fiscal year 2026.

Other expense (income), net primarily consists of gains and losses on foreign currency transactions. During the prior year period, the U.S. dollar weakened significantly against the euro, resulting in unrealized foreign currency gains of approximately $6.1 million from an intercompany U.S. dollar-denominated loan issued in fiscal year 2024 to one of our wholly owned, euro-denominated subsidiaries.

Income Taxes

	Three Months Ended June 30,
amounts in thousands, except percent data	2026	2025	Total Change
Income tax expense	$1,523	$2,270	(32.9%)
Effective tax rate	35.0%	32.4%	2.6 pt

Our effective income tax rate was 35.0% and 32.4%, respectively, for the three months ended June 30, 2026 and 2025. The effective tax rate for the three months ended June 30, 2026 and 2025 differed from the statutory federal rate of 21% primarily due to the impact of the valuation allowance on U.S. deferred taxes.

Our future effective income tax rate depends on various factors, such as changes in the realizability of deferred tax assets, tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and adjust our effective income tax rate accordingly. We currently expect a reasonable possibility of a favorable impact on our effective tax rate within the next 12 months from a potential partial release of the U.S. valuation allowance, although the timing and amount remain subject to our ongoing assessment and other factors affecting the tax rate.

Net Income

Net income varies with changes in revenue, gross profit, operating expense, and currency exchange rate fluctuations. Net income included $4.4 million, $2.4 million and $1.3 million of non-cash amortization of intangible assets, stock-based compensation expense, and depreciation expense, respectively, for the three months ended June 30, 2026.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash on hand, and cash available from borrowings under our Credit Facility. We believe these sources of cash are sufficient to meet our ongoing operating needs, scheduled debt service obligations, dividend payments and anticipated capital expenditures. As of June 30, 2026 and March 31, 2026, we held $30.7 million and $26.9 million of cash, respectively.

Historically, our more significant uses of cash have included acquisitions, payments on debt principal and interest obligations, and quarterly dividends paid to shareholders.

Working capital, defined as the amount by which current assets exceed current liabilities, was $45.5 million as of June 30, 2026, compared to working capital of $44.4 million as of March 31, 2026.

The Revolver provides borrowing capacity of up to $125.0 million, of which $77.3 million was outstanding as of June 30, 2026. Subsequent to June 30, 2026, we repaid an additional $4.0 million of outstanding Revolver borrowings. Based on debt outstanding and interest rates in effect as of June 30, 2026, we expect to incur approximately $7.9 million of cash interest expense over the next twelve months. Required principal debt payments due on our Term Loan within the next twelve months total $5.6 million.

We believe that we have the ability to issue more equity or debt in the future in order to finance our investment activities; however, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

Dividends

We have paid regular quarterly dividends since 2003. We paid dividends of $0.16 per share during the three months ended June 30, 2026 and 2025.

In July 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on September 15, 2026, to shareholders of record at the close of business on August 31, 2026.

Goodwill Impairment Testing

We perform qualitative analyses at least quarterly to identify potential indicators of impairment and to assess whether it is more likely than not that any of our five goodwill reporting units (Sterilization and Disinfection Control, Immunoassays (BPD), Peptides (BPD), Calibration Solutions, and Clinical Genomics) is impaired. As of June 30, 2026, we concluded that there were no indicators of impairment for any of our reporting units.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Three Months Ended June 30,
amounts in thousands	2026	2025
Net cash provided by operating activities	$14,736	$1,893
Net cash (used in) investing activities	(559)	(1,009)
Net cash (used in) financing activities	(10,498)	(8,427)

Cash flows from operating activities provided $14.7 million for the three months ended June 30, 2026, an increase of $12.8 million versus the prior year period. The increase was primarily driven by a $6.3 million increase in collections from customers across several of our businesses as well as improved operating performance, including a $4.0 million increase in operating income.

Cash used in investing activities decreased for the three months ended June 30, 2026 versus the prior year period as we invested in property, plant and equipment for our new leased facility in Sweden in the prior year. Cash used in financing activities resulted in a $10.5 million use of cash for the three months ended June 30, 2026, including:

●	Repayment of net $7.3 million in principal under the Revolver
●	Repayment of $1.4 million in principal under the Term Loan

Higher debt repayments compared to the prior year period were supported by increased cash generated from operations.

Recent Accounting Pronouncements

For a discussion of the new accounting standards impacting the Company, refer to Note 1. “Description of Business and Summary of Significant Accounting Policies” in Item 1. Financial Statements (Unaudited).

Contractual Obligations and Other Commercial Commitments

We are party to contractual obligations that involve commitments to remit payments to third parties in the ordinary course of business. On a consolidated basis, as of June 30, 2026, we had contractual obligations for open purchase orders of approximately $12.5 million for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year.

See "Liquidity and Capital Resources" for information related to future required debt and other payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2026, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Critical Accounting Estimates

Critical accounting estimates are those that we consider both significant to the preparation of our financial statements and that require complex, subjective, or highly judgmental assessments. These estimates often involve assumptions about inherently uncertain matters and are based on our historical experience, as well as other factors we believe to be appropriate under the circumstances. The accounting estimates that require significant management judgment and are deemed critical to our results of operations or financial position are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 in “Critical Accounting Policies and Estimates” in Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. While we believe our estimates, assumptions and judgements are reasonable, actual results may differ materially from these estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There were no material changes to our market risk exposure during the three months ended June 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2026, there have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any material legal proceedings in which we may be involved.

Item 1A. Risk Factors

During the three months ended June 30, 2026, there were no material changes to the risk factors described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
April 2026	-	-	-	162,486
May 2026	-	-	-	162,486
June 2026	10,125	94.65	-	162,486
Total	10,125	94.65	-	162,486

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

Item 5. Other Information

During the quarter ended March 31, 2026, each of Chief Financial Officer John V. Sakys, Senior Vice President of Continuous Improvement Brian Archbold, and Chief Accounting Officer Lyndsey Crennen entered into a written plan for the sale of Mesa's securities intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (each, a "Rule 10b5-1 trading arrangement"). Each Rule 10b5-1 trading arrangement was adopted on March 12, 2026 solely to satisfy tax withholding obligations arising from the vesting of equity awards and expired on June 30, 2026. The Rule 10b5-1 trading arrangements provided for the sale of approximately 4,095, 3,695 and 554 shares of Mesa's common stock for Messrs. Sakys and Archbold and Ms. Crennen, respectively.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 25, 2023).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 10, 2019).
10.5.5	Form of Employment Agreement by and among Mesa Laboratories, Inc. and Lyndsey Crennen (incorporated by reference from Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 15, 2026).
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+   Filed herewith

*   Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: August 10, 2026	BY:	/s/ Siddhartha Kadia, Ph.D. Siddhartha Kadia Chief Executive Officer

DATED: August 10, 2026	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer