Form 10-Q
period 2026-09-30
MESA LABORATORIES INC /CO/
filed 2026-11-09
CIK 724004

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐     No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date:

There were 5,620,520 shares of the Issuer’s common stock, no par value, outstanding as of November 2, 2026.

Part I. Financial Information

Item 1. Financial Statements

Mesa Laboratories, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share amounts)

	September 30,	March 31,
	2026	2026
ASSETS
Current assets:
Cash and cash equivalents	$22,312	$26,928
Accounts receivable, less allowance for credit losses of $1,900 and $2,569, respectively	39,384	44,099
Inventories	26,550	26,373
Prepaid expenses and other current assets	10,001	8,868
Total current assets	98,247	106,268
Non-current assets:
Property, plant and equipment, net of accumulated depreciation of $31,612 and $30,115, respectively	29,345	30,613
Deferred tax assets	1,485	1,501
Other assets	19,909	19,155
Customer relationships, net	56,025	63,211
Other intangibles, net	17,488	20,136
Goodwill	185,236	186,863
Total assets	$407,735	$427,747

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,821	$4,928
Accrued payroll and benefits	11,802	19,006
Unearned revenues	14,007	14,723
Other accrued expenses	15,325	17,616
Term loan, current portion	5,625	5,625
Total current liabilities	51,580	61,898
Non-current liabilities:
Deferred tax liabilities	19,924	20,085
Non-current operating lease liabilities	15,754	13,662
Term loan, non-current portion, net of debt issuance costs	58,631	61,357
Revolving line of credit	67,250	84,500
Total liabilities	213,139	241,502
Stockholders’ equity:
Common stock, no par value; authorized 25,000,000 shares; issued and outstanding, 5,613,964 and 5,524,931 shares, respectively	380,126	375,348
(Accumulated deficit)	(180,358)	(185,747)
Accumulated other comprehensive (loss)	(5,172)	(3,356)
Total stockholders’ equity	194,596	186,245
Total liabilities and stockholders’ equity	$407,735	$427,747

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Income

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues	$62,336	$60,737	$122,474	$120,280
Cost of revenues	22,458	23,406	43,584	46,010
Gross profit	39,878	37,331	78,890	74,270
Operating expenses:
Selling	9,825	9,796	19,697	20,729
General and administrative	16,614	17,763	33,998	35,721
Research and development	5,051	5,048	9,776	10,032
Total operating expenses	31,490	32,607	63,471	66,482
Operating income	8,388	4,724	15,419	7,788
Non-operating expenses (income):
Interest expense and amortization of debt issuance costs	2,137	2,862	4,500	5,060
Other expenses (income), net	217	(137)	532	(6,283)
Total non-operating expenses (income), net	2,354	2,725	5,032	(1,223)
Earnings before income taxes	6,034	1,999	10,387	9,011
Income tax expense (benefit)	1,693	(477)	3,216	1,793
Net income	$4,341	$2,476	$7,171	$7,218

Earnings per share:
Basic	$0.77	$0.45	$1.28	$1.32
Diluted	$0.75	$0.45	$1.25	$1.30

Weighted-average common shares outstanding:
Basic	5,644	5,512	5,620	5,488
Diluted	5,760	5,535	5,722	5,543

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Comprehensive Income

(unaudited)

(in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025

Net income	$4,341	$2,476	$7,171	$7,218
Other comprehensive (loss) income:
Foreign currency translation adjustments	(984)	566	(1,816)	6,543
Comprehensive income	$3,357	$3,042	$5,355	$13,761

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(unaudited)

(dollars in thousands, except per share data)

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit)	AOCI*	Total
March 31, 2026	5,524,931	$375,348	$(185,747)	$(3,356)	$186,245
Vesting of restricted stock units	80,974	-	-	-	-
Tax withholding on vesting of net restricted stock units	(10,125)	(958)	-	-	(958)
Dividends paid, $0.16 per share	-	-	(884)	-	(884)
Stock-based compensation expense	-	2,359	-	-	2,359
Foreign currency translation	-	-	-	(832)	(832)
Net income	-	-	2,830	-	2,830
June 30, 2026	5,595,780	$376,749	$(183,801)	$(4,188)	$188,760
Vesting of restricted stock units	18,184	-	-	-	-
Dividends paid, $0.16 per share	-	-	(898)	-	(898)
Stock-based compensation expense	-	3,377	-	-	3,377
Foreign currency translation	-	-	-	(984)	(984)
Net income	-	-	4,341	-	4,341
September 30, 2026	5,613,964	$380,126	$(180,358)	$(5,172)	$194,596

	Common Stock
	Number of Shares	Amount	(Accumulated Deficit)	AOCI*	Total
March 31, 2025	5,455,421	$358,541	$(188,936)	$(9,775)	$159,830
Vesting of restricted stock units	57,348	-	-	-	-
Tax withholding on vesting of net restricted stock units	(11,315)	(1,061)	-	-	(1,061)
Dividends paid, $0.16 per share	-	-	(873)	-	(873)
Stock-based compensation expense	-	3,881	-	-	3,881
Foreign currency translation	-	-	-	5,977	5,977
Net income	-	-	4,742	-	4,742
June 30, 2025	5,501,454	$361,361	$(185,067)	$(3,798)	$172,496
Vesting of restricted stock units	9,287	-	-	-	-
Dividends paid, $0.16 per share	-	-	(882)	-	(882)
Stock-based compensation expense	-	3,812	-	-	3,812
Foreign currency translation	-	-	-	566	566
Net income	-	-	2,476	-	2,476
September 30, 2025	5,510,741	$365,173	$(183,473)	$(3,232)	$178,468

*Accumulated Other Comprehensive (Loss) Income

See accompanying notes to Condensed Consolidated Financial Statements.

Mesa Laboratories, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$7,171	$7,218
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, plant and equipment	2,505	2,719
Amortization of intangible assets	8,701	9,087
Stock-based compensation expense	5,736	7,693
Foreign currency adjustments	503	(6,081)
Other	1,361	2,878
Cash from changes in operating assets and liabilities:
Accounts receivable, net	4,683	1,740
Inventories	(1,831)	(4,056)
Prepaid expenses and other assets	(2,072)	(823)
Accounts payable	(54)	(997)
Accrued liabilities and taxes payable	(7,202)	(8,505)
Unearned revenues	(669)	(758)
Net cash provided by operating activities	18,832	10,115
Cash flows from investing activities:
Purchases of property, plant and equipment	(946)	(2,101)
Net cash (used in) investing activities	(946)	(2,101)
Cash flows from financing activities:
Proceeds from debt borrowings	10,000	107,500
Debt repayments	(30,062)	(110,875)
GKE acquisition-related holdback payment	-	(9,555)
Dividends paid	(1,782)	(1,755)
Other financing, net	(968)	(1,625)
Net cash (used in) financing activities	(22,812)	(16,310)
Effect of exchange rate changes on cash and cash equivalents	310	1,397
Net (decrease) in cash and cash equivalents	(4,616)	(6,899)
Cash and cash equivalents at beginning of period	26,928	27,321
Cash and cash equivalents at end of period	$22,312	$20,422

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

We are a global leader in the design and manufacture of critical quality control solutions and life sciences tools for regulated applications in the pharmaceutical, healthcare and medical device industries. With manufacturing operations in the United States and Europe, and commercial reach across North America, Europe, the Asia Pacific region, and throughout the world, we serve customers whose applications demand accuracy, reliability and regulatory compliance.

As of September 30, 2026, we managed our operations in four reportable segments, or divisions:

●	Sterilization and Disinfection Control - manufactures and sells biological, chemical and cleaning indicators used to assess the effectiveness of sterilization, decontamination, disinfection and cleaning processes in the pharmaceutical, medical device and healthcare industries. The division also provides sterility assurance testing and laboratory services, primarily to dental and pharmaceutical customers.

●	Biopharmaceutical Development - develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biologic therapies, among other applications.

●	Calibration Solutions - develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, gas flow, and environmental and process monitoring.

●	Clinical Genomics - develops, manufactures and sells highly sensitive, high-throughput genetic analysis instruments, consumables and related services that enable clinical research labs and contract research organizations to perform genomic testing across a broad range of applications in several therapeutic areas, including hereditary disease screenings, pharmacogenetics, oncology-related applications and toxicology research.

Basis of Presentation

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information. In the opinion of management, such unaudited information includes all adjustments, consisting of normal recurring adjustments, necessary for the fair statement of our financial position and results of operations. The results of operations for interim periods are not necessarily indicative of results that may be achieved for the entire year. The accompanying Condensed Consolidated Balance Sheet data as of  March 31, 2026 was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. The Condensed Consolidated Financial Statements include the accounts of Mesa and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. We have made no material changes to the application of significant accounting policies disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. This report should be read in conjunction with the consolidated financial statements included in that report.

Our fiscal year ends on March 31. References in this report to a particular “year” or “quarter” refer to our fiscal year or fiscal quarters, respectively. References to “fiscal year 2026” refer to our fiscal year ended March 31, 2026, and references to “fiscal year 2027” refer to our fiscal year ending March 31, 2027. Unless otherwise indicated, amounts shown in this report are in thousands.

Risks and Uncertainties

The preparation of financial statements requires the use of estimates and assumptions that affect reported amounts of assets and liabilities at the reporting date and revenues and expenses during the reporting periods. These estimates represent management's judgment about the outcome of future events. The global business environment continues to be impacted by cost pressures, economic uncertainties, regulatory changes and other factors. Changes in, and the resulting effects of, potential government trade, fiscal and monetary policies, interest rates, foreign currency values, supply chains, demand for goods and services, a global or regional recession, or other circumstances cannot be reliably predicted. Actual results could differ from our estimates. Refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Recent Accounting Pronouncements

We have reviewed all recently issued accounting pronouncements and have concluded that, other than as described below, they are not applicable to us or are not expected to have a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In July 2025, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. ASU 2025-05 introduces a practical expedient that removes the requirement to incorporate macroeconomic forecasts into the estimation of expected credit losses for current accounts receivable and contract assets arising from contracts with customers. We adopted the ASU effective April 1, 2026 on a prospective basis and elected the practical expedient allowing us to assume conditions as of the balance sheet date will remain unchanged for the remaining lives of the assets. This adoption did not have a material impact on our consolidated financial statements, allowance for credit losses or related disclosures.

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

Note 2. Revenues

We develop, manufacture, market and sell consumables, instruments and related services for quality control and life sciences applications.

Consumables are single-use products requiring frequent replacement in our customers' operating cycles. Consumables sold by our Sterilization and Disinfection Control division, such as biological and chemical indicator test strips, are used on a standalone basis. Consumables sold by our Clinical Genomics and Biopharmaceutical Development divisions, such as reagents used for molecular and genetic analysis or solutions used for protein synthesis, are critical to the ongoing use of our instruments.

Hardware sales include physical products such as instruments used for genetic or molecular analysis, protein synthesizers, medical meters, wireless sensor systems, data loggers, and process challenge devices. Hardware  may be offered with accompanying perpetual or annual software licenses, which in some cases are required for the hardware to function.

Revenues from consumables and hardware are recognized upon transfer of control to the customer. Control of consumables and hardware sold in the U.S. and Asia Pacific typically transfers at the point of shipment, whereas control of products sold in Europe typically transfers upon delivery to the customer site.

We also offer calibration, maintenance and testing services. Services result in revenues recognized either ratably over time, for example, when we are contractually obligated to perform labor and replace parts on an as-needed basis throughout a specified service period, or at a point in time, upon completion of a specific, discrete service.

We present disaggregated revenues consistent with how management evaluates the business, based on business unit and the nature of goods and services provided.

The following tables present disaggregated revenues for the  three and six months ended September 30, 2026 and 2025:

	Three Months Ended September 30, 2026
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$22,642	$4,666	$598	$7,901	$35,807
Hardware and software	183	4,903	8,789	1,183	15,058
Services	2,517	3,210	4,663	1,081	11,471
Total revenues	$25,342	$12,779	$14,050	$10,165	$62,336

	Three Months Ended September 30, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$19,282	$4,371	$752	$8,972	$33,377
Hardware and software	147	6,662	8,129	1,133	16,071
Services	2,678	2,887	4,689	1,035	11,289
Total revenues	$22,107	$13,920	$13,570	$11,140	$60,737

	Six Months Ended September 30, 2026
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$44,567	$8,969	$1,408	$15,640	$70,584
Hardware and software	279	9,801	16,470	2,633	29,183
Services	5,001	6,068	9,457	2,181	22,707
Total revenues	$49,847	$24,838	$27,335	$20,454	$122,474

	Six Months Ended September 30, 2025
	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total

Consumables	$42,293	$8,207	$1,593	$17,057	$69,150
Hardware and software	236	10,950	15,104	2,350	28,640
Services	4,988	6,249	9,223	2,030	22,490
Total revenues	$47,517	$25,406	$25,920	$21,437	$120,280

Revenues from external customers are attributed to individual countries based on the locations to which the products are shipped or exported, or locations where services are performed, as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
United States	$28,108	$29,300	$57,851	$56,946
China	6,384	5,315	11,821	10,744
Other	27,844	26,122	52,802	52,590
Total revenues	$62,336	$60,737	$122,474	$120,280

No foreign country other than China exceeded 10% of total revenues for the three months ended September 30, 2026. No foreign country exceeded 10% of total revenues for the six months ended September 30, 2026.

Contract Liabilities

Our contracts have varying payment terms and conditions. Some customers prepay for products and services, resulting in contract liabilities recorded as unearned revenues in our unaudited Condensed Consolidated Balance Sheets. The significant majority of our revenues, related receivables and contract liabilities arise from contracts with original durations of twelve months or less. Contract liabilities are recognized as revenues as we satisfy our obligations under the terms of the contracts.

A summary of contract liabilities is as follows:

Contract liabilities as of March 31, 2026	$14,723
Prior year liabilities recognized in revenues during the six months ended September 30, 2026	(6,650)
Contract liabilities added during the six months ended September 30, 2026, net of revenues recognized	5,934
Contract liabilities as of September 30, 2026	$14,007

Note 3. Fair Value Measurements and Concentrations of Credit Risk

Our financial instruments consist primarily of cash and cash equivalents, trade accounts receivable, trade accounts payable and debt. Due to their short-term nature, the carrying values of cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value.

The carrying amounts of our term loan and revolving line of credit approximate fair value due to their variable interest rates, which reflect current market rates. These instruments are classified as Level 2 instruments within the fair value hierarchy.

There were no assets or liabilities measured at fair value on a nonrecurring basis or transfers between the levels of the fair value hierarchy during the three and six months ended September 30, 2026.

The financial instruments that could subject us to the highest concentrations of credit risk are cash and accounts receivable. We maintain cash deposits at multiple banking institutions across the world to diversify cash holdings and reduce the risk of loss. Concentration of credit risk with respect to accounts receivable is limited to customers to whom we make significant sales. No customer accounted for more than 10% of total trade receivables or revenues as of September 30, 2026. However, while our customer base is generally diversified at the consolidated level, certain of our businesses have higher customer concentrations. In our Clinical Genomics division, a significant portion of revenues and receivables is generated from a relatively small number of established customers. One customer accounted for approximately 18% of the division's trade receivables as of September 30, 2026, and 15% and 19% of the division’s revenues for the three and six months ended September 30, 2026, respectively.

Note 4. Supplemental Information

Inventories consisted of the following:

	September 30, 2026	March 31, 2026
Raw materials	$15,681	$14,873
Work in process	731	925
Finished goods	10,138	10,575
Total inventories	$26,550	$26,373

Prepaid expenses and other current assets consisted of the following:

	September 30, 2026	March 31, 2026
Prepaid expenses	$3,312	$2,785
Deposits	1,636	1,644
Prepaid income taxes	177	819
Other current assets	4,876	3,620
Total prepaid expenses and other current assets	$10,001	$8,868

Accrued payroll and benefits consisted of the following:

	September 30, 2026	March 31, 2026
Bonus payable	$4,673	$10,509
Wages and paid-time-off payable	3,191	3,333
Payroll-related taxes	1,868	2,317
Severance payable	1,486	2,294
Other benefits payable	584	553
Total accrued payroll and benefits	$11,802	$19,006

Other accrued expenses consisted of the following:

	September 30, 2026	March 31, 2026
Accrued business taxes	$5,923	$6,950
Current operating lease liabilities	2,243	3,687
Income taxes payable	4,950	4,745
Other	2,209	2,234
Total other accrued expenses	$15,325	$17,616

Depreciation expense was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Depreciation expense in cost of revenues	$760	$791	$1,505	$1,601
Depreciation expense in operating expenses	492	524	1,000	1,118
Total depreciation expense	$1,252	$1,315	$2,505	$2,719

Note 5. Goodwill and Intangible Assets

Intangible assets other than goodwill consisted of the following:

	September 30, 2026			March 31, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer relationships	$185,340	$(129,315)	$56,025	$188,192	$(124,981)	$63,211
Other intangibles	59,601	(42,113)	17,488	60,308	(40,172)	20,136
Total finite-lived intangible assets	$244,941	$(171,428)	$73,513	$248,500	$(165,153)	$83,347

Amortization expense for intangible assets was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Amortization in cost of revenues	$680	$707	$1,371	$1,409
Amortization in general and administrative	3,629	3,827	7,330	7,678
Total	$4,309	$4,534	$8,701	$9,087

Estimated future amortization expense for the following fiscal years ending  March 31 is presented below, based on foreign currency exchange rates in effect as of September 30, 2026:

Fiscal Year	Amortization Expense
Remainder of 2027	$8,345
2028	16,198
2029	15,642
2030	11,103
2031	4,823
Thereafter	17,402

The change in the carrying amount of goodwill was as follows:

	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
March 31, 2026	$82,810	$49,666	$37,266	$17,121	$186,863
Effect of foreign currency translation	(393)	(1,291)	(9)	66	(1,627)
September 30, 2026	$82,417	$48,375	$37,257	$17,187	$185,236

Note 6. Indebtedness

Credit Facility

On April 5, 2024, we entered into a five-year credit agreement with a syndicate of lenders, subsequently amended and restated (the “Amended and Restated Credit Agreement” or the “Credit Facility”). The Credit Facility matures in April 2029 and consists of:

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

The weighted average interest rate on borrowings under the Credit Facility was 5.7% as of  September 30, 2026 and 5.9% as of March 31, 2026.

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

During the three months ended September 30, 2026, we entered into an amendment to the Credit Facility (the “Amendment”). The Amendment increases the amount of restructuring-related charges that may be excluded from the calculation of our net leverage ratio, as defined in the Credit Facility, and permits us to make share repurchases as restricted payments, subject to certain conditions.

Term Loan

We are required to make quarterly principal payments on the Term Loan. During the three and six months ended September 30, 2026, we made required payments of $1,406 and $2,813, respectively. For fiscal years ending March 31, required future principal payments on the Term Loan are as follows:

Fiscal Year	Amount
Remainder of 2027	$2,813
2028	5,625
2029	7,500
2030	48,750
Total principal remaining	$64,688

The Term Loan, net of unamortized debt issuance costs, was as follows:

	September 30, 2026	March 31, 2026
Term Loan	$64,688	$67,500
Less: debt issuance costs	(432)	(518)
Less: current portion	(5,625)	(5,625)
Non-current portion	$58,631	$61,357

We recognized interest expense on the Term Loan as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Interest expense (5.7% and 7.2% as of September 30, 2026 and 2025, respectively)	$943	$1,305	$1,938	$2,597
Amortization of debt issuance costs	43	38	86	75
Total interest and amortization of debt issuance costs	$986	$1,343	$2,024	$2,672

Revolver

As of  September 30, 2026, the outstanding balance under the Revolver was $67,250, and $57,750 was available for borrowing. Subsequent to September 30, 2026, we repaid an additional $5,000 on the Revolver.

We are obligated to pay quarterly unused commitment fees of between 0.20% and 0.275% of the Revolver’s unused principal amount, based on our leverage ratio.

The balance of unamortized customary lender fees related to the Revolver was $859 and $1,018 as of  September 30, 2026 and  March 31, 2026, respectively.

Convertible Notes

On August 15, 2025, our previously outstanding 1.375% convertible notes (the "Notes") matured. We settled the aggregate principal balance of $97,500 and accrued interest using borrowings under our Revolver and cash on hand. Interest expense recognized in connection with the Notes during the three and six months ended September 30, 2025 was $236 and $706, respectively, consisting of coupon interest expense of $168 and amortization of debt issuance costs of $68 for the three months ended September 30, 2025 and $503 of coupon interest expense and $203 of amortization of debt issuance costs for the six months ended September 30, 2025.

Note 7. Stock Transactions and Stock-Based Compensation

Stock-Based Compensation

During the six months ended September 30, 2026, we issued time-based restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs") pursuant to the Amended and Restated Mesa Laboratories, Inc. 2021 Equity Incentive Plan (the "2021 Equity Plan"), which authorizes the issuance of 1,156 shares of common stock to eligible participants.

The following is a summary of RSU and PSU award activity for the six months ended  September 30, 2026:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted- Average Grant Date Fair Value per Share	Number of Shares	Weighted- Average Grant Date Fair Value per Share
Nonvested as of March 31, 2026	187	$93.39	110	$126.18
Awards granted(1)	112	103.02	48	105.38
Awards forfeited	(11)	97.41	(16)	99.56
Awards distributed	(86)	93.17	(13)	132.29
Nonvested as of September 30, 2026	202	$98.68	129	$120.81
(1)	Balances for PSUs granted are reflected at target.

Time-based RSUs typically vest in equal installments on each of the first, second, and third anniversaries of the grant date. RSUs granted to non-employee directors typically vest one year from the grant date. Certain RSUs are subject to accelerated expense recognition based on retirement eligibility provisions. Time-based RSUs vest and settle in shares of our common stock on a one-for-one basis.

During the six months ended September 30, 2026, the Compensation Committee of the Board of Directors awarded 48 PSUs at target (the "FY27 PSUs") to eligible employees. The FY27 PSUs are subject to service conditions and market conditions based on our total shareholder return relative to a selected peer index. The market performance and service periods are from June 15, 2026 through June 14, 2029. The number of shares that may be earned will range from 0% to 200% of the target number of shares, and no shares will vest if threshold performance is not achieved. Shares earned are subject to a two-year post-vesting holding period.

As of September 30, 2026, there were 105 shares subject to outstanding options, with a weighted average exercise price per share of $183.18, an aggregate intrinsic value of $85 and a weighted-average remaining contractual life of 1.5 years. We have not granted options to any plan participants in fiscal year 2026 or the first six months of fiscal year 2027.

Liability Classified PSUs

During the six months ended September 30, 2026, liability-classified PSUs were granted to certain key employees. The awards may vest based on our over-achievement against a challenging threshold for revenues and adjusted operating income targets; the value of shares awarded will range from $0 to approximately $3,000, depending on Company performance. The awards represent a fixed monetary value that will be settled in a variable number of shares. As of September 30, 2026, we have recognized no compensation expense or corresponding liability in our Condensed Consolidated Financial Statements based on expected achievement of performance conditions. Performance is measured from April 1, 2026 to March 31, 2027. Any awards earned will vest in June 2027 and be subject to a one-year holding period.

Note 8. Earnings per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share ("EPS"):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net income available for shareholders	$4,341	$2,476	$7,171	$7,218
Weighted average outstanding shares of common stock(1)	5,644	5,512	5,620	5,488
Dilutive effect of unvested stock awards	116	23	102	55
Fully diluted shares	5,760	5,535	5,722	5,543

Basic earnings per share	$0.77	$0.45	$1.28	$1.32
Diluted earnings per share	$0.75	$0.45	$1.25	$1.30

(1) Weighted average outstanding shares of common stock includes awards that have not yet vested and are not yet legally outstanding, but for which no vesting criteria other than the passage of time remain, such as RSUs granted to retirement-eligible employees and certain awards granted to our former CEO that are not subject to continued service requirements but have not yet vested.

The following contingently issuable securities were excluded from the calculation of diluted EPS as their inclusion would be anti-dilutive:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Assumed conversion of the Notes	-	170	-	257
Stock awards that were anti-dilutive	104	294	120	228
Total stock awards excluded from diluted EPS	104	464	120	485

Stock awards are potentially dilutive securities and as such are excluded from the calculation of diluted EPS if their inclusion would be anti-dilutive, or if achievement of performance-based thresholds as of our reporting date would not result in the awards vesting.

Note 9. Income Taxes

We reported an income tax provision as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Income tax expense (benefit)	$1,693	$(477)	$3,216	$1,793
Effective tax rate	28.1%	(23.9%)	31.0%	19.9%

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

The effective tax rate for the three and six months ended September 30, 2026 differed from the statutory federal rate of 21% primarily due to the impact of the valuation allowance on U.S. deferred taxes. Given our current earnings and anticipated future earnings, we believe that there is a reasonable possibility that within the next 12 months, sufficient positive evidence may become available to allow us to reach a conclusion that a significant portion of the valuation allowance will no longer be needed. However, the exact timing and amount of the valuation allowance release are subject to change on the basis of the level of profitability that we are able to achieve.

Note 10. Commitments and Contingencies

As of  September 30, 2026, we are not party to any legal proceeding that management believes could have a material adverse effect on our unaudited consolidated financial position, results of operations, or cash flows.

Note 11. Segment Information

Segment information is prepared on the same basis our chief operating decision maker ("CODM"), our CEO, uses to assess segment performance, allocate resources, evaluate financial results, and make key operating decisions. Our four reportable segments are organized primarily by the nature of the goods and services they sell. Our CODM regularly reviews segment-level U.S. GAAP revenues and gross profit relative to forecasted and prior period amounts, as well as non-GAAP adjusted operating expenses compared with budgeted amounts. Our CODM also regularly reviews non-GAAP organic revenues growth to support strategic planning and resource deployment.

The following tables set forth our segment information:

Three months ended September 30, 2026	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$25,342	$12,779	$14,050	$10,165	$62,336
Less
Depreciation in cost of revenues	459	85	110	106	760
Amortization in cost of revenues	118	370	-	192	680
Other cost of revenues (b)	7,058	4,008	5,560	4,392	21,018
Total segment cost of revenues	7,635	4,463	5,670	4,690	22,458
Gross Profit (c)	$17,707	$8,316	$8,380	$5,475	$39,878
Reconciling items:
Operating expenses					$31,490
Operating income					8,388
Non-operating expenses, net					2,354
Earnings before income taxes					$6,034

Three months ended September 30, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$22,107	$13,920	$13,570	$11,140	$60,737
Less
Depreciation in cost of revenues	461	66	112	152	791
Amortization in cost of revenues	140	375	-	192	707
Other cost of revenues (b)	6,636	5,350	5,223	4,699	21,908
Total segment cost of revenues	7,237	5,791	5,335	5,043	23,406
Gross Profit (c)	$14,870	$8,129	$8,235	$6,097	$37,331
Reconciling items:
Operating expenses					$32,607
Operating income					4,724
Non-operating expenses, net					2,725
Earnings before income taxes					$1,999

Six months ended September 30, 2026	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$49,847	$24,838	$27,335	$20,454	$122,474
Less
Depreciation in cost of revenues	896	163	221	225	1,505
Amortization in cost of revenues	239	749	-	383	1,371
Other cost of revenues (b)	13,846	8,028	10,703	8,131	40,708
Total segment cost of revenues	14,981	8,940	10,924	8,739	43,584
Gross Profit (c)	$34,866	$15,898	$16,411	$11,715	$78,890
Reconciling items:
Operating expenses					$63,471
Operating income					15,419
Non-operating expenses, net					5,032
Earnings before income taxes					$10,387

Six months ended September 30, 2025	Sterilization and Disinfection Control	Biopharmaceutical Development	Calibration Solutions	Clinical Genomics	Total
Revenues (a):	$47,517	$25,406	$25,920	$21,437	$120,280
Less
Depreciation in cost of revenues	911	155	217	318	1,601
Amortization in cost of revenues	279	747	-	383	1,409
Other cost of revenues (b)	13,291	10,069	10,426	9,214	43,000
Total segment cost of revenues	14,481	10,971	10,643	9,915	46,010
Gross Profit (c)	$33,036	$14,435	$15,277	$11,522	$74,270
Reconciling items:
Operating expenses					$66,482
Operating income					7,788
Non-operating income, net					(1,223)
Earnings before income taxes					$9,011

(a)	Intersegment revenues are eliminated to arrive at consolidated totals. Revenues as presented are consistent with U.S. GAAP measurement principles and our CODM's review of segment information.
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

	September 30,	March 31,
	2026	2026
Sterilization and Disinfection Control	$5,199	$5,943
Biopharmaceutical Development	6,297	6,512
Calibration Solutions	6,309	5,603
Clinical Genomics	8,745	8,315
Total inventories	$26,550	$26,373

Note 12. Subsequent Events

Restructuring

On October 6, 2026, our Board of Directors approved a restructuring program (the “Restructuring Program”) designed to focus our Clinical Genomics division on pharmacogenomics, oncology and high-utilization customer accounts and to reduce operating costs. The Restructuring Program includes the elimination of approximately forty positions, primarily in our Clinical Genomics division, with additional reductions in our corporate functions and the exit of our Hamburg, Germany facility upon the expiration of its lease in February 2027. We began notifying terminated employees on October 12, 2026. We expect to incur total pre-tax charges of approximately $2,600 to $3,400, net of an expected non-cash reversal of approximately $300 of previously recognized stock-based compensation expense, primarily related to employee-related costs.

We expect the Restructuring Program to be substantially complete by the end of fiscal year 2027, except for certain international employee exits subject to protected notice periods, which we expect to complete in the first half of fiscal year 2028. These amounts are preliminary estimates and may change, including as a result of local employee consultation processes. We will assess goodwill and long-lived assets associated with Clinical Genomics for impairment in the third quarter of fiscal 2027 as a result of the Restructuring Program. As of September 30, 2026, Clinical Genomics held goodwill and long-lived intangible assets of $17,187 and $7,156 respectively, as well as approximately $9,700 of other long-lived assets.

Repurchase Program

On November 4, 2026, the Board of Directors terminated the Company’s existing share repurchase program, which was authorized in 2005, and authorized a new program to repurchase up to $40,000 of the Company’s common stock. Repurchases may be made from time to time in the open market, including under Rule 10b5-1 trading plans, in privately negotiated transactions, or by other means, in compliance with applicable securities laws. The timing and amount of repurchases will depend on the market price of the stock, business and market conditions, capital requirements and other factors. The Company expects to fund repurchases with cash on hand and cash from operations. The program expires on December 31, 2028, does not obligate the Company to acquire any particular amount of common stock, and may be modified, suspended or terminated at any time at the Board’s discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in thousands, except per share amounts, unless otherwise indicated)

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which are made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements in this Quarterly Report on Form 10-Q do not constitute guarantees of future performance. Investors are cautioned that statements in this Quarterly Report on Form 10-Q that are not strictly historical statements, including, without limitation, express or implied statements or guidance regarding current or future financial performance and position; management’s strategy, plans and objectives for future operations or acquisitions, product development and sales; the Restructuring Program, including the expected charges, cost savings and reinvestment and the timing thereof; potential impairment charges; the realizability of deferred tax assets and any release of our valuation allowance; adequacy of capital resources and financing plans; and the effect of tariffs and other developments in the regulatory environment and our responses thereto constitute forward-looking statements. These forward-looking statements are based on current expectations, estimates, forecasts and projections about the industry and markets in which the Company operates, and management’s beliefs and assumptions. In addition, other written and oral statements that constitute forward-looking statements may be made by the Company or on the Company’s behalf. Words such as “seek,” “believe,” “may,” “intend,” “could,” “target,” “expect,” “anticipate,” “plan,” “estimate,” “project,” or variations of such words and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are subject to a number of risks and uncertainties that could cause actual results to differ materially from those anticipated, including risks associated with: our ability to successfully grow our business; the market acceptance of our products; technological or market viability of our products; potential reduced demand for our products, including as a result of competitive factors; conditions in the global economy and the particular markets we serve; significant developments or uncertainties stemming from governmental actions, including changes in trade policies such as tariffs and export controls and changes in tax, medical device and other regulations; the timely development and commercialization, and customer acceptance, of enhanced and new products and services; retirement of old products and customer migration to new products; the potential inaccuracy of projections of revenues, growth, operating results, profit margins, earnings, expenses, margins, tax rates, tax provisions, liquidity, cash flows, demand, and competition; the effects of actions taken to become more efficient or lower costs; our ability to implement the Restructuring Program and realize the anticipated cost savings within the expected time frame, and the amount and timing of related charges; potential impairment of goodwill, intangible assets or other long-lived assets, including those of our Clinical Genomics division; changes in the realizability of our deferred tax assets, including the timing and amount of any release of our valuation allowance; our indebtedness, compliance with the covenants under our Credit Facility and changes in interest rates; supply chain challenges; cost pressures; laws regulating fraud and abuse in our industries, privacy and security of health and personal information; product liability; information security; outstanding claims, legal and regulatory proceedings; the availability, cost and integration of acquisitions; international business challenges including anti-corruption and sanctions laws and political developments; tax audits and assessments and other contingent liabilities; foreign currency exchange rates and fluctuations in those rates; general economic, industry, and capital markets conditions; the timing of any of the foregoing; and assumptions underlying any of the foregoing. Such risks and uncertainties also include those listed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended March 31, 2026 and in this report. The foregoing list sets forth many, but not all, of the factors that could impact our ability to achieve results described in any forward-looking statements. We disclaim any obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise.

Overview

We are a global leader in the design and manufacture of critical quality control solutions and life sciences tools for regulated applications in the pharmaceutical, healthcare and medical device industries. With manufacturing operations in the United States and Europe, and commercial reach across North America, Europe, the Asia Pacific region, and throughout the world, we serve customers whose applications demand accuracy, reliability and regulatory compliance.

As of September 30, 2026, we managed our operations in four reportable segments, or divisions: Sterilization and Disinfection Control, Biopharmaceutical Development ("BPD"), Calibration Solutions, and Clinical Genomics. Each of our divisions is described further in "Results of Operations" below.

Corporate Strategy

We strive to create stakeholder value and further our purpose of Protecting the Vulnerable® by growing our business both organically and through complementary acquisitions, by improving our operating efficiency, and by continuing to hire, develop and retain top talent. We commit to our purpose every day by taking a customer-focused approach to developing, building and delivering our products and services. We serve a broad set of industries, particularly the pharmaceutical, healthcare and medical device sectors, in which the safety, quality and efficacy of products are critical. By delivering the highest quality products possible, we are committed to protecting the communities we serve.

Our continued growth will depend on our ability to (i) expand business with new and existing customers through ongoing commercial efforts, including in new geographic areas, (ii) manage our costs and allocate resources to ensure continued profitability, (iii) develop or acquire differentiated products and services, and (iv) identify, consummate and integrate acquisitions successfully. We strive to maintain our profitability by improving the effectiveness of our sales force, by continuing to pursue cost reduction initiatives, and by taking a long-term strategic approach to investments in our business that we believe will support future commercial success.

Organic Revenues Growth

Organic revenues growth is driven by expansion of our customer base, increases in sales volumes, new product offerings and price increases, and may be affected positively or negatively by the impact of changes in foreign currency exchange rates on our reported revenues. Our ability to increase organic revenues is affected by general domestic and global economic conditions, customer capital spending trends, currency exchange rates, competition, and the introduction of new products. Our policy is to price our products and services competitively and, where possible, we pass along cost increases to our customers in order to maintain our margins. We typically evaluate costs and pricing annually, with price increases effective January 1. We evaluate the need to increase prices at other times in response to significant facts and circumstances that may arise, such as increases in the price of inputs to our products, or in response to changes in government or regulatory policies, such as the imposition of tariffs. We are actively pursuing opportunities to expand our customer base both domestically and internationally by fostering strong relationships with existing and new customers and distributors.

Inorganic Growth - Acquisitions

Over the past decade, we have consummated a number of acquisitions of businesses, technologies, and intangible assets such as customer lists as part of our growth strategy. Our acquisitions have allowed us to expand our product offerings and the industries we serve, globalize our company, and increase the scale at which we operate. In turn, this growth affords us the ability to improve our operating efficiency, extend our customer base, and further the pursuit of our purpose: Protecting the Vulnerable®. While we continue to evaluate acquisition opportunities that complement our existing businesses, our near-term priorities are improving our earnings and strengthening our balance sheet. As we make progress on those priorities, we expect to focus on smaller tuck-in acquisitions, such as distributor buyouts, that could improve customer engagement, profitability, or add complementary products and technologies to our existing offerings.

Improving Our Operating Efficiency

Our ongoing goal is to maximize value in our businesses by implementing efficiencies in our manufacturing, commercial, engineering and administrative operations. We achieve efficiencies using a growth mindset and a culture that values learning, continuous improvement and accountability. We believe this culture strengthens execution, enhances customer outcomes and creates long-term stakeholder value. We also strive to align our cost structure with our strategic priorities, including through planned cost-savings and other restructuring initiatives that enable us to allocate resources to our most promising opportunities.

Our gross profit is affected by many factors, including the mix of products and services sold and the geographical regions in which we sell them, labor and product costs (including costs of transporting, importing and exporting goods), manufacturing efficiencies, foreign currency rates and price competition. Gross profit percentages differ among product lines, and ultimately our mix of revenues will impact our overall gross profit.

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

Consolidated Results of Operations

Our unaudited results of operations and period-over-period changes are discussed in the following section. The tables and discussion below should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and the notes thereto appearing in Item 1. Financial Statements.

The following discusses general trends in our results for the six months ended September 30, 2026; quarterly and year-to-date results are discussed by segment and line item in the sections below.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Revenues	$62,336	$60,737	2.6%	$122,474	$120,280	1.8%
Cost of revenues	22,458	23,406	(4.1%)	43,584	46,010	(5.3%)
Gross profit	39,878	37,331	6.8%	78,890	74,270	6.2%
Operating expenses	31,490	32,607	(3.4%)	63,471	66,482	(4.5%)
Operating income	8,388	4,724	77.6%	15,419	7,788	98.0%
Net income	$4,341	$2,476	75.3%	$7,171	$7,218	(0.7%)

Revenues increased 1.8% during the six months ended September 30, 2026 compared with the prior year period, driven by growth in the Sterilization and Disinfection Control and Calibration Solutions divisions, partially offset by lower revenues in the Clinical Genomics and Biopharmaceutical Development divisions.

Gross profit as a percentage of revenues increased 2.7 percentage points in the six months ended September 30, 2026 compared with the prior year period. The improvement was primarily driven by lower spend on third-party production process improvement consultants and contracted labor, the impact of lower tariffs, and favorable product mix as sales of high-margin Sterilization and Disinfection Control products comprised a higher portion of total revenues.

Operating expenses as a percentage of revenues decreased 3.5 percentage points in the six months ended September 30, 2026 compared with the prior year period, primarily due to lower stock-based compensation expense, and to a lesser extent, lower expense related to estimated uncollectible accounts receivable, particularly in China, as well as lower professional services and personnel costs resulting from cost-saving initiatives implemented in the prior year. These decreases were partially offset by one-time costs including the final settlement of a litigation matter during the first quarter of fiscal year 2027.

Higher revenues and gross profit, combined with lower operating expenses, resulted in operating income growth of 98.0% for the six months ended September 30, 2026.

Restructuring

In October 2026, our Board of Directors approved a Restructuring Program designed to focus our Clinical Genomics division on pharmacogenomics, oncology and high-utilization customer accounts and to reduce our operating costs. We estimate that we will incur total pre-tax charges of approximately $2.6 million to $3.4 million in connection with the Restructuring Program, primarily during the second half of fiscal year 2027. This estimate is net of an approximately $0.3 million non-cash reversal of previously recognized stock-based compensation expense. See Note 12. Subsequent Events for further information.

We expect the Restructuring Program, together with related cost savings initiatives, to reduce annual operating costs by approximately $9.3 million. We expect these savings to be fully reflected in our annualized cost structure by the end of fiscal year 2028. We plan to reinvest approximately $4.3 million of these savings in growth initiatives that we expect to be profitable, resulting in an expected net annual cost reduction of approximately $5.0 million.

Reportable Segments

Results by reportable segment are as follows:

	Revenues		Revenues Growth		Gross Profit as a % of Revenues
	Three Months Ended September 30,
amounts in thousands, except percent data	2026	2025	2026	2025	2026	2025
Sterilization and Disinfection Control	$25,342	$22,107	14.6%	(0.4%)	69.9%	67.3%
Biopharmaceutical Development	12,779	13,920	(8.2%)	17.3%	65.1%	58.4%
Calibration Solutions	14,050	13,570	3.5%	10.7%	59.6%	60.7%
Clinical Genomics	10,165	11,140	(8.8%)	(3.1%)	53.9%	54.7%
Total	$62,336	$60,737	2.6%	5.0%	64.0%	61.5%

	Revenues		Revenues Growth		Gross Profit as a % of Revenues
	Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	2026	2025	2026	2025
Sterilization and Disinfection Control	$49,847	$47,517	4.9%	5.2%	69.9%	69.5%
Biopharmaceutical Development	24,838	25,406	(2.2%)	6.4%	64.0%	56.8%
Calibration Solutions	27,335	25,920	5.5%	7.7%	60.0%	58.9%
Clinical Genomics	20,454	21,437	(4.6%)	(6.4%)	57.3%	53.7%
Total	$122,474	$120,280	1.8%	3.7%	64.4%	61.7%

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

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Revenues	$25,342	$22,107	14.6%	$49,847	$47,517	4.9%
Gross profit	17,707	14,870	19.1%	34,866	33,036	5.5%
Gross profit as a % of revenues	69.9%	67.3%	2.6 pt	69.9%	69.5%	0.4 pt

Revenues for the Sterilization and Disinfection Control division increased 14.6% for the three months ended September 30, 2026 compared with the prior year period, which largely reflects the comparison with the three months ended September 30, 2025, when revenues were negatively impacted by product fulfillment delays caused by production challenges. We have resolved the production issues underlying the delays for most product lines and shipment volumes have increased. For the six months ended September 30, 2026, revenues increased 4.9%, due to price increases and higher volumes of product sold.

Sterilization and Disinfection Control's gross profit as a percentage of revenues increased 2.6 and 0.4 percentage points for the three and six months ended September 30, 2026, respectively, compared with the prior year periods. Increases were primarily due to lower contract labor and consulting costs, as the prior year periods included spending on manufacturing process improvement initiatives and third-party production support. The increases were also driven by higher revenues on a partially fixed cost base.

Biopharmaceutical Development

Our Biopharmaceutical Development division develops, manufactures, sells and services automated systems for protein analysis (immunoassays) and peptide synthesis solutions. Immunoassays and peptide synthesis solutions accelerate the discovery, development and manufacture of biologic therapies, among other applications.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Revenues	$12,779	$13,920	(8.2%)	$24,838	$25,406	(2.2%)
Gross profit	8,316	8,129	2.3%	15,898	14,435	10.1%
Gross profit as a % of revenues	65.1%	58.4%	6.7 pt	64.0%	56.8%	7.2 pt

Revenues for the Biopharmaceutical Development division decreased 8.2% and 2.2% for the three and six months ended September 30, 2026, respectively, compared with the prior year periods, primarily due to lower peptides hardware sales as we encountered export-control processing delays for certain of these products. Immunoassays revenues were relatively flat for the three-month period, as higher consumables and services revenues offset lower instrument sales. For the six-month period, immunoassays revenues increased due to higher instrument and consumables volumes and, to a lesser extent, price increases.

Gross profit as a percentage of revenues for the Biopharmaceutical Development division increased 6.7 and 7.2 percentage points for the three and six months ended September 30, 2026, respectively, compared with the prior year periods. The increases were primarily due to favorable product mix, as higher-margin immunoassays revenues and consumables represented a greater proportion of the division's total revenues, as well as lower margins in the comparable prior year periods resulting from the impact of tariffs and foreign currency.

Calibration Solutions

The Calibration Solutions division develops, manufactures, sells and services quality control products using principles of advanced metrology to enable customers to measure and calibrate critical parameters in applications such as renal care, gas flow, and environmental and process monitoring.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Revenues	$14,050	$13,570	3.5%	$27,335	$25,920	5.5%
Gross profit	8,380	8,235	1.8%	16,411	15,277	7.4%
Gross profit as a % of revenues	59.6%	60.7%	(1.1 pt)	60.0%	58.9%	1.1 pt

Revenues for the Calibration Solutions division increased 3.5% and 5.5%, respectively, for the three and six months ended September 30, 2026 versus the comparable prior year periods, primarily due to increased sales volumes across several product lines, resulting from strong commercial execution and the impact of price increases.

Calibration Solutions' gross profit as a percentage of revenues decreased 1.1 percentage points for the three months ended September 30, 2026 versus the comparable prior year period, primarily due to unfavorable product mix and higher transportation costs. Gross profit as a percentage of revenues increased 1.1 percentage points for the six months ended September 30, 2026 compared with the prior year period, primarily due to higher revenues on a partially fixed cost base.

Clinical Genomics

The Clinical Genomics division develops, manufactures and sells highly sensitive, high-throughput genetic analysis instruments, consumables and related services that enable clinical research labs and contract research organizations to perform genomic testing across a broad range of applications in several therapeutic areas, including hereditary disease screenings, pharmacogenetics, oncology-related applications and toxicology research.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Revenues	$10,165	$11,140	(8.8%)	$20,454	$21,437	(4.6%)
Gross profit	5,475	6,097	(10.2%)	11,715	11,522	1.7%
Gross profit as a % of revenues	53.9%	54.7%	(0.8 pt)	57.3%	53.7%	3.6 pt

Revenues in the Clinical Genomics division decreased 8.8% and 4.6% for the three and six months ended September 30, 2026, respectively, compared to the prior year periods, primarily due to the timing of consumables order fulfillments for a large customer. Revenues from China also declined modestly compared with the prior year periods. We have begun to focus Clinical Genomics on pharmacogenomics and oncology and on high-utilization accounts, and are managing the business for profitability rather than scale. As a result, we expect Clinical Genomics revenues to decline in the second half of fiscal 2027 and into fiscal 2028 as we de-emphasize lower-margin products and accounts.

Clinical Genomics’ gross profit as a percentage of revenues decreased 0.8 percentage points for the three months ended September 30, 2026 compared with the prior year period, primarily due to unfavorable product mix, as consumables, which carry higher margins, represented a lower portion of total revenues, as well as lower revenues on a partially fixed cost base. Clinical Genomics’ gross profit as a percentage of revenues increased 3.6 percentage points for the six months ended September 30, 2026 compared with the prior year period, primarily due to improved geographical mix on hardware sales.

Operating Expenses

Operating expenses decreased 3.4% and 4.5% for the three and six months ended September 30, 2026, respectively, versus the comparable prior year periods. Operating expenses as a percentage of revenues decreased 3.2 percentage points and 3.5 percentage points for the three and six months ended September 30, 2026, respectively, versus the prior year periods.

Selling Expense

Selling expense is driven primarily by labor costs, including salaries and commissions; accordingly, it may vary with sales levels.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Selling expense	$9,825	$9,796	0.3%	$19,697	$20,729	(5.0%)
As a percentage of revenues	15.8%	16.1%	(0.3 pt)	16.1%	17.2%	(1.1 pt)

Selling expense was relatively flat for the three months ended September 30, 2026 versus the prior year period. Selling expense decreased 5.0% for the six months ended September 30, 2026 versus the prior year period, primarily due to lower personnel costs as we continue to realize the benefits of prior year cost-reduction initiatives and, to a lesser extent, lower professional services costs.

General and Administrative Expense

Labor costs, amortization of intangible assets, and non-cash stock-based compensation drive the majority of our general and administrative expense.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
General and administrative expense	$16,614	$17,763	(6.5%)	$33,998	$35,721	(4.8%)
As a percentage of revenues	26.7%	29.2%	(2.5 pt)	27.8%	29.7%	(1.9 pt)

General and administrative expense decreased 6.5% and 4.8% for the three and six months ended September 30, 2026, respectively, compared with the prior year periods. The decreases were primarily due to lower stock-based compensation, as the prior year periods included costs associated with multi-year equity awards granted to our former Chief Executive Officer; lower expense related to estimated uncollectible accounts receivable; and lower amortization as certain intangible assets became fully amortized. For the six months ended September 30, 2026, these decreases were partially offset by higher personnel costs and costs related to the final settlement of a litigation matter.

Research and Development Expense

Research and development expense consists predominantly of labor costs and costs of third-party consultants.

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Research and development expense	$5,051	$5,048	0.1%	$9,776	$10,032	(2.6%)
As a percentage of revenues	8.1%	8.3%	(0.2 pt)	8.0%	8.3%	(0.3 pt)

Research and development expense was essentially flat for the three months ended September 30, 2026 compared with the prior year period. Research and development expense decreased 2.6% for the six months ended September 30, 2026, primarily due to lower personnel costs resulting from cost-saving initiatives implemented during the second quarter of fiscal year 2026.

Non-Operating Expenses (Income), Net

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Interest expense and amortization of debt issuance costs	$2,137	$2,862	(25.3%)	$4,500	$5,060	(11.1%)
Other expenses (income), net	217	(137)	NM	532	(6,283)	NM
Total non-operating expenses (income), net	$2,354	$2,725	(13.6%)	5,032	(1,223)	NM

Interest expense decreased for the three and six months ended September 30, 2026 compared with the prior year periods, primarily reflecting lower weighted‑average levels of outstanding interest‑bearing debt. Lower interest rates on our variable rate debt were offset by the replacement of the 1.375% Notes with borrowings under our Credit Facility, which carries a higher rate than the Notes. We repaid the Notes using $97.0 million of borrowings under the Revolver and $0.5 million of cash on hand in the second quarter of fiscal year 2026.

Other expenses (income), net primarily consists of gains and losses on foreign currency transactions. During the prior year period, the U.S. dollar weakened significantly against the euro, resulting in unrealized foreign currency gains of approximately $6.1 million in the six months ended September 30, 2025 from an intercompany U.S. dollar-denominated loan issued in fiscal year 2024 to one of our wholly owned, euro-denominated subsidiaries.

Income Taxes

	Three Months Ended September 30,			Six Months Ended September 30,
amounts in thousands, except percent data	2026	2025	Total Change	2026	2025	Total Change
Income tax (benefit) expense	$1,693	$(477)	NM	$3,216	$1,793	(79.4%)
Effective tax rate	28.1%	(23.9%)	NM	31.0%	19.9%	11.1 pt

Our effective income tax rate was 28.1% and 31.0%, respectively, for the three and six months ended September 30, 2026 compared to (23.9%) and 19.9%, respectively, for the comparable prior year periods. The effective tax rates for the three and six months ended September 30, 2026 and 2025 differed from the statutory federal rate of 21% primarily due to the impact of the valuation allowance on U.S. deferred taxes.

Our future effective income tax rate depends on various factors, such as changes in the realizability of deferred tax assets, tax laws, regulations, accounting principles, or interpretations thereof, and the geographic composition of our pre-tax income. We carefully monitor these factors and their potential impact on our effective income tax rate. We currently expect a reasonable possibility of a favorable impact on our effective tax rate within the next 12 months from a potential partial release of the U.S. valuation allowance, although the timing and amount remain subject to our ongoing assessment and other factors affecting the tax rate.

Net Income

Net income varies with changes in revenues, gross profit, operating expenses, and currency exchange rate fluctuations. Net income included $8.7 million, $5.7 million and $2.5 million of non-cash amortization of intangible assets, stock-based compensation expense, and depreciation expense, respectively, for the six months ended September 30, 2026.

Liquidity and Capital Resources

Our sources of liquidity include cash generated from operations, cash on hand, and cash available from borrowings under our Credit Facility. We believe these sources of cash are sufficient to meet our ongoing operating needs, scheduled debt service obligations, restructuring obligations related to the Restructuring Program described above and in Note 12. Subsequent Events, dividend payments and anticipated capital expenditures for at least the next twelve months. As of September 30, 2026 and March 31, 2026, we held $22.3 million and $26.9 million of cash, respectively. We generated $18.8 million in cash from operations in the six months ended September 30, 2026.

Our material cash requirements over the next twelve months consist primarily of principal and interest payments under our Credit Facility, cash payments under the Restructuring Program, quarterly dividends if declared by our Board of Directors, operating lease payments, and anticipated capital expenditures. Beyond the next twelve months, our material cash requirements consist primarily of the remaining principal due under the Credit Facility at its maturity in April 2029 and our remaining operating lease obligations discussed further in Note 5. Leases of our Annual Report on Form 10-K filed June 3, 2026. We may also use cash to fund future stock repurchases and acquisitions.

Working capital, defined as the amount by which current assets exceed current liabilities, was $46.7 million as of September 30, 2026, compared with working capital of $44.4 million as of March 31, 2026.

The Revolver provides borrowing capacity of up to $125.0 million, of which $67.3 million was outstanding as of September 30, 2026 leaving $57.8 million available, subject to compliance with our covenants. Subsequent to September 30, 2026, we repaid an additional $5.0 million of outstanding Revolver borrowings. Based on debt balances outstanding and interest rates in effect as of September 30, 2026, we expect to incur approximately $7.3 million of cash interest expense over the next twelve months. Required principal debt payments due on our Term Loan within the next twelve months total $5.6 million. As of September 30, 2026, we were in compliance with all covenants under the Credit Facility.

We expect to incur and pay substantially all of our estimated $2.9 million to $3.7 million in cash restructuring obligations within the next twelve months using cash from operations.

We believe that we have the ability to issue more equity or debt in the future in order to finance our investment activities; however, additional equity or debt financing, or other transactions, may not be available on acceptable terms, if at all.

On November 4, 2026, the Board of Directors terminated the Company’s existing share repurchase program, which was authorized in 2005, and authorized a new program to repurchase up to $40.0 million of the Company’s common stock. Repurchases may be made from time to time in the open market, including under Rule 10b5-1 trading plans, in privately negotiated transactions, or by other means, in compliance with applicable securities laws. The timing and amount of repurchases will depend on the market price of the stock, business and market conditions, capital requirements and other factors. The Company expects to fund repurchases with cash on hand and cash from operations. The program expires on December 31, 2028, does not obligate the Company to acquire any particular amount of common stock, and may be modified, suspended or terminated at any time at the Board’s discretion.

Dividends

We have paid regular quarterly dividends since 2003. We paid quarterly dividends of $0.16 per share in each quarter of fiscal year 2026 and in each quarter to date of fiscal year 2027.

In October 2026, we announced that our Board of Directors declared a quarterly cash dividend of $0.16 per share of common stock, payable on December 15, 2026, to shareholders of record at the close of business on November 30, 2026.

Cash Flows

Our cash flows from operating, investing and financing activities were as follows:

	Six Months Ended September 30,
amounts in thousands	2026	2025
Net cash provided by operating activities	$18,832	$10,115
Net cash (used in) investing activities	(946)	(2,101)
Net cash (used in) financing activities	(22,812)	(16,310)

Cash flows from operating activities provided $18.8 million for the six months ended September 30, 2026, an increase of $8.7 million versus the comparable prior year period. The increase was primarily driven by improved operating performance, including a $7.6 million increase in operating income. Strong accounts receivable collections in the first quarter of fiscal year 2027, partially offset by increased receivables associated with sales made late in the second quarter of fiscal year 2027, further contributed to the increase.

Cash used in investing activities decreased for the six months ended September 30, 2026 versus the comparable prior year period as the prior period included investments in property, plant and equipment for a new leased facility in Sweden. Financing activities used $22.8 million of cash for the six months ended September 30, 2026, primarily consisting of:

●	Repayment of net $17.3 million in principal under the Revolver,
●	Repayment of $2.8 million in principal under the Term Loan, and
●	Dividend payments of $1.8 million.

Increased cash from operations supported higher debt repayments, net of borrowings, compared with the prior year period.

Goodwill Impairment Testing

We perform qualitative analyses at least quarterly to identify potential indicators of impairment and to assess whether it is more likely than not that any of our five goodwill reporting units (Sterilization and Disinfection Control, Immunoassays (BPD), Peptides (BPD), Calibration Solutions, and Clinical Genomics) is impaired. As of September 30, 2026, we concluded that there were no indicators of impairment for any of our reporting units. Although Clinical Genomics’ financial performance for the six months ended September 30, 2026 was below the projections used in our most recent quantitative impairment test, performed as of January 1, 2026, we concluded that this shortfall did not indicate that it was more likely than not that the reporting unit's fair value was less than its carrying amount, given the approximately 63% excess of fair value over carrying value at our last testing date.

In October 2026, our Board of Directors approved the Restructuring Program described above and in Note 12. Subsequent Events, which is expected to significantly affect the operations of our Clinical Genomics division beginning in the second half of fiscal year 2027. While we expect Clinical Genomics revenues to decline as a result of the Restructuring Program, we expect profitability to improve and gross profit as a percentage of revenues to increase as we de-emphasize lower-margin products and accounts. These changes will affect the cash flow projections used to estimate the reporting unit’s fair value, and the estimates and assumptions used in our previous January 1, 2026 quantitative test do not reflect them. As a result, we will perform quantitative impairment tests of the Clinical Genomics reporting unit’s goodwill and long-lived asset group during the third quarter of fiscal year 2027.

It is reasonably possible that we will incur non-cash impairment charges related to the goodwill, long-lived intangible assets, or other long-lived assets of Clinical Genomics, which could be material to our results of operations. As of September 30, 2026, Clinical Genomics had goodwill and long-lived intangible assets with carrying values of $17.2 million and $7.2 million, respectively, as well as approximately $9.7 million of other long-lived assets.

Recent Accounting Pronouncements

For a discussion of the new accounting standards impacting the Company, refer to Note 1. “Description of Business and Summary of Significant Accounting Policies” in Item 1. Financial Statements (Unaudited).

Contractual Obligations and Other Commercial Commitments

We are party to contractual obligations that involve commitments to remit payments to third parties in the ordinary course of business. On a consolidated basis, as of September 30, 2026, we had contractual obligations for open purchase orders of approximately $14.1 million for routine purchases of supplies and inventory, of which the substantial majority are payable in less than one year.

See "Liquidity and Capital Resources" for information related to future required restructuring, debt and other payments. For a description of our contractual obligations and other commercial commitments as of March 31, 2026, see our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding our exposure to certain market risks, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026. There were no material changes to our market risk exposure during the six months ended September 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2026, there have been no changes to our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 10. “Commitments and Contingencies” within Item 1. Financial Statements for information regarding any material legal proceedings in which we may be involved.

Item 1A. Risk Factors

During the three months ended September 30, 2026, there were no material changes to the risk factors described in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the fiscal year ended March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table provides information about the Company's purchases of equity securities for the periods indicated:

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(2)	Maximum Number of Shares That May Yet be Purchased Under the Plans or Programs
July 2026	-	-	-	162,486
August 2026	-	-	-	162,486
September 2026	-	-	-	162,486
Total	-	-	-	162,486

(1)

Shares purchased during the period were transferred to the Company from employees in satisfaction of minimum tax withholding obligations associated with the vesting of restricted stock awards during the period.

(2)	On November 7, 2005, our Board of Directors adopted a share repurchase plan which allows for the repurchase of up to 300,000 of our common shares; however, no shares have been purchased under the plan in any period presented herein. This plan was terminated by the Board of Directors on November 4, 2026. See Note 12. Subsequent Events for information regarding a new share repurchase program approved by our Board of Directors on November 4, 2026.

Item 5. Other Information

During the three months ended September 30, 2026, none of our directors or officers adopted or terminated any "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed August 25, 2023).
3.2	Amended and Restated Bylaws of Mesa Laboratories, Inc. (incorporated by reference from Exhibit 3.1 to the Company's Current Report on Form 8-K filed May 10, 2019).
10.1+	Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of September 16, 2026, by and among Mesa Laboratories, Inc., the guarantors and lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the joint lead arrangers and joint bookrunners party thereto.
31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH+	Inline XBRL Taxonomy Extension Schema Document.
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definitions Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104+	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101.*).

+   Filed herewith

*   Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MESA LABORATORIES, INC.

(Registrant)

DATED: November 9, 2026	BY:	/s/ Siddhartha Kadia, Ph.D. Siddhartha Kadia Chief Executive Officer

DATED: November 9, 2026	BY:	/s/ John V. Sakys John V. Sakys Chief Financial Officer